Form 10-K
period 2021-03-31
APOLLO INVESTMENT CORP
filed 2021-05-20
CIK 1278752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2021
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.Yes ☒  No  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒
The aggregate market value of the common equity held by non-affiliates of the Registrant as of September 30, 2020 was $0.54 billion (based on the closing sale price of the Registrant’s Common Stock on that date as reported on the NASDAQ Global Select Market). For the purposes of calculating this amount only, all executive officers and Directors are “affiliates” of the Registrant.
As of May 19, 2021, there were 65,259,176 shares of the Registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on August 10, 2021 are incorporated by reference in Part III of this Form 10-K.

APOLLO INVESTMENT CORPORATION

PART I
Item 1. Business
In this report, the terms the “Company,” “Apollo Investment,” “AIC,” “we,” “us,” and “our” refer to Apollo Investment Corporation unless the context specifically states otherwise.
General
Apollo Investment Corporation, a Maryland corporation organized on February 2, 2004, is a closed-end, externally managed, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We commenced operations on April 8, 2004 upon completion of our initial public offering that raised $870 million in net proceeds from selling 62 million shares of common stock at a price of $15.00 per share (20.7 million shares at a price of $45.00 per share adjusted for the one-for-three reverse stock split). Since then, and through March 31, 2021, we have raised approximately $2.21 billion in net proceeds from additional offerings of common stock and we have repurchased common stock for $223.1 million.
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
During the year ended March 31, 2021, we invested $0.6 billion across 14 new and 75 existing portfolio companies primarily through a combination of primary and secondary debt investments. This compares to $1.9 billion across 60 new and 87 existing portfolio companies during the year ended March 31, 2020. Investments sold or repaid during the year ended March 31, 2021 totaled $1.0 billion versus $1.3 billion during the year ended March 31, 2020. The weighted average yields on our secured debt portfolio, unsecured debt portfolio, total debt portfolio and total portfolio as of March 31, 2021 at our current cost basis were 8.0%, 5.3%, 8.0% and 6.5%, respectively. As of March 31, 2020, the yields were 8.7%, 0.0%, 8.7% and 8.0%, respectively. The portfolio yields may be higher than an investor’s yield on an investment in us due to sales load and other expenses. For the years ended March 31, 2021 and March 31, 2020, the total return based on the change in market price per share and taking into account dividends and distributions, if any, reinvested in accordance with the dividend reinvestment plan was 135.1% and (48.6)%, respectively. Such returns do not reflect any sales load that stockholders may have paid in connection with their purchase of shares of our common stock.
As of March 31, 2021, our portfolio consisted of 135 portfolio companies and was invested 88% in secured debt, 1% in unsecured debt, 0% in structured products and other, 1% in preferred equity, and 10% in common equity/interests and warrants measured at fair value. As of March 31, 2020, our portfolio consisted of 152 portfolio companies and was invested 94% in secured debt, 0% in unsecured debt, 0% in structured products and other, 0% in preferred equity, and 6% in common equity/interests and warrants measured at fair value.
Since the initial public offering of Apollo Investment in April 2004 and through March 31, 2021, invested capital totaled $21.9 billion in 552 portfolio companies. Over the same period, Apollo Investment completed transactions with more than 100 different financial sponsors.

As of March 31, 2021, 0% or $0.0 billion is fixed rate debt and 100% or $1.9 billion is floating rate debt, measured at fair value. On a cost basis, 0% or $0.0 billion is fixed rate debt and 100% or $1.9 billion is floating rate debt. As of March 31, 2020, 0% or $0.0 billion was fixed rate debt and 100% or $2.2 billion was floating rate debt, measured at fair value. On a cost basis, 0% or $0.0 billion was fixed rate debt and 100% or $2.3 billion was floating rate debt. The interest rate type information is calculated using the Company’s corporate debt portfolio and excludes aviation, oil and gas, structured credit, renewables, shipping, commodities and investments on non-accrual status.
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
The following is a representative list of the industries in which we have invested as of March 31, 2021:
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
•Education
•Energy – Electricity
•Energy – Oil & Gas
•Environmental Industries
•Healthcare & Pharmaceuticals
•High Tech Industries
•Insurance
•Manufacturing, Capital Equipment
•Media – Diversified & Production
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
The following table summarizes our top ten portfolio companies and industries based on fair value as of March 31, 2021:

Portfolio Company	% of Portfolio	Industry	% of Portfolio
Merx Aviation Finance, LLC	12.9%	Healthcare & Pharmaceuticals	16.1%
ChyronHego Corporation	3.7%	High Tech Industries	13.9%
MSEA Tankers LLC	2.3%	Aviation and Consumer Transport	13.6%
Dynamic Product Tankers (Prime), LLC	1.9%	Business Services	13.2%
NFA Group	1.7%	Transportation – Cargo, Distribution	5.6%
Simplifi Holdings, Inc.	1.6%	Consumer Services	4.8%
RA Outdoors, LLC (Active Outdoors)	1.5%	Beverage, Food & Tobacco	4.0%
Spotted Hawk	1.4%	Consumer Goods – Non-durable	3.6%
MAKS	1.4%	Diversified Investment Vehicles, Banking, Finance, Real Estate	2.5%
Electro Rent Corporation	1.4%	Advertising, Printing & Publishing	2.4%
Total	29.8%	Total	79.7%

The following table summarizes our top ten portfolio companies and industries based on fair value as of March 31, 2020:

Portfolio Company	% of Portfolio	Industry	% of Portfolio
Merx Aviation Finance, LLC	12.0%	Healthcare & Pharmaceuticals	16.7%
Dynamic Product Tankers (Prime), LLC	2.8%	Business Services	12.9%
ChyronHego Corporation	2.5%	Aviation and Consumer Transport	12.5%
MSEA Tankers LLC	2.1%	High Tech Industries	12.3%
Spotted Hawk	1.7%	Transportation – Cargo, Distribution	6.1%
Genesis Healthcare, Inc.	1.6%	Consumer Services	4.4%
Simplifi Holdings, Inc.	1.4%	Beverage, Food & Tobacco	3.5%
Telestream Holdings Corporation	1.3%	Consumer Goods – Non-durable	3.2%
RA Outdoors, LLC (Active Outdoors)	1.3%	Consumer Goods – Durable	2.7%
NFA Group	1.2%	Diversified Investment Vehicles, Banking, Finance, Real Estate	2.6%
Total	27.9%	Total	76.9%
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
Management and Incentive Fee
Pursuant to the investment advisory management agreement, we incur a fee payable to AIM for investment advisory and management services consisting of two components - a base management fee and an incentive fee. For the fiscal years ended March 31, 2021, 2020 and 2019, we accrued $36.44 million, $40.36 million and $35.73 million, respectively, in base management fees and incurred $0.00 million, $1.98 million and $21.19 million, respectively, in performance-based incentive fees.

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
For accounting purposes only, we are required under GAAP to accrue a theoretical capital gains incentive fee based upon net realized capital gains and unrealized capital gain and loss on investments held at the end of each period. The accrual of this theoretical capital gains incentive fee assumes all unrealized capital gain and loss is realized in order to reflect a theoretical capital gains incentive fee that would be payable to the Investment Adviser at each measurement date. There was no accrual for theoretical capital gains incentive fee for the years ended March 31 2021, 2020 and 2019. It should be noted that a fee so calculated and accrued would not be payable under the Advisers Act or the investment advisory management agreement, and would not be paid based upon such computation of capital gains incentive fees in subsequent periods. Amounts actually paid to the Investment Adviser will be consistent with the Advisers Act and formula reflected in the investment advisory management agreement which specifically excludes consideration of unrealized capital gain.
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

Duration and Termination
The continuation of our investment advisory management agreement was approved by our Board of Directors on May 20, 2021. Unless terminated earlier as described below, it will remain in effect from year to year if approved annually by our Board of Directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not “interested persons” as defined in the 1940 Act. The investment advisory management agreement will automatically terminate in the event of its assignment. Either party may terminate the investment advisory management agreement without penalty upon not more than 60 days’ written notice to the other party. See “Risk Factors - Risks Relating to our Business and Structure.”
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

At the fiscal years ended March 31, 2021, 2020 and 2019, expenses incurred (net of reimbursements) under the administration agreement were $4.5 million, $6.0 million and $6.7 million, respectively. For administrative expenses accrued during the most recently completed fiscal quarter, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations; Expenses.”
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
Available Information
We file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements, codes of ethics and other information meeting the informational requirements of the 1934 Act. You may inspect and copy any materials we file with or submit to the SEC at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information filed electronically by us with the SEC which are available on the SEC’s Internet site at http://www.sec.gov. In addition, information specifically regarding how we voted proxies relating to portfolio securities for the year ended March 31, 2021 is available without charge, upon request, by calling 212-515-3450. Copies of these reports, proxy and information statements and other information may be obtained, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, Washington, D.C. 20549-0102.
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

Risk Factor Summary
The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth in the section titled “Item 1A. Risk Factors” in this report.
Risk Relating to the Current Environment
•Major public health issues, and specifically the novel coronavirus (COVID-19), could have an adverse impact on our financial condition and results of operations and other aspects of our business.
•Changes in interest rates may adversely affect the value of our portfolio investments which could have an adverse effect on our business, financial condition and results of operations.
•Capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which may have a negative impact on our business and operations.
•The interest rates of some of our floating-rate loans to our portfolio companies may be priced using a spread over LIBOR, which may be phased out in the future.
•Changes in existing laws or regulations, the interpretations thereof or newly enacted laws or regulations may negatively impact our business.
•The continued uncertainty relating to the U.S. and global economy could have a negative impact on our business.
•Changes to U.S. federal income tax laws could materially and adversely affect us and our stockholders.
Risks Relating to our Business and Structure
•We may suffer credit losses.
•We are dependent upon Apollo Investment Management’s key personnel for our future success and upon their access to AGM’s investment professionals and partners.
•We operate in a highly competitive market for investment opportunities.
•We will be subject to corporate-level income tax if we are unable to maintain our status as a RIC.
•We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.
•Regulations governing our operation as a BDC affect our ability to raise, and the way in which we raise, additional capital.
•Our business requires a substantial amount of capital to grow because we must distribute most of our income.
•Many of our portfolio investments are recorded at fair value as determined in good faith by or under the direction of our Board of Directors and, as a result, there is uncertainty as to the value of our portfolio investments.
•The lack of liquidity in our investments may adversely affect our business.
•Our ability to enter into transactions with our affiliates is restricted.
•There are significant potential conflicts of interest which could adversely affect our investment returns.
•Changes in the laws or regulations governing our business or the businesses of our portfolio companies and any failure by us or our portfolio companies to comply with these laws or regulations, could negatively affect the profitability of our operations or of our portfolio companies.
•We may choose to pay dividends in our own common stock, in which case you may be required to pay federal income taxes in excess of the cash dividends you receive.

•If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud.
•The failure in cyber security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could impair our ability to conduct business effectively.
Risks Relating to our Investments
•Our investments in portfolio companies are risky, and we could lose all or part of our investment.
•Economic recessions or downturns could impair our portfolio companies and harm our operating results.
•Our portfolio companies may be highly leveraged and a covenant breach by our portfolio companies may harm our operating results.
•There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to, among other things, lender liability or fraudulent conveyance claims.
•If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a BDC or be precluded from investing according to our current business strategy.
•Our portfolio contains a limited number of portfolio companies, which subjects us to a greater risk of significant loss if any of these companies defaults on its obligations under any of its debt securities.
•An investment strategy focused primarily on privately-held companies presents certain challenges, including the lack of available information about these companies, a dependence on the talents and efforts of only a few key portfolio company personnel and a greater vulnerability to economic downturns.
•Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.
•Our investments in foreign securities may involve significant risks in addition to the risks inherent in U.S. investments.
•Proposed position aggregation requirements may restrict the swap positions that AIM may enter into.
•Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.
Risks Relating to our Debt Instruments
•The trading market or market value of our debt securities may fluctuate.
•Terms relating to redemption may materially adversely affect your return on any debt securities that we may issue.
•Our credit ratings may not reflect all risks of an investment in our debt securities.
•Uncertainty related to alternative reference rates due to the phase out of London Interbank Offered Rates (“LIBOR”)
Risks Relating to an Investment in our Common Stock
•Investing in our securities involves a high degree of risk and is highly speculative.
•There is a risk that investors in our equity securities may not receive distributions or that our distributions may not grow over time and that investors in our debt securities may not receive all of the interest income to which they are entitled.
•We may be unable to invest the net proceeds raised from offerings on acceptable terms, which would harm our financial condition and operating results.
•Sales of substantial amounts of our securities may have an adverse effect on the market price of our securities.
•Stockholders may experience dilution in their ownership percentage.

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
We are closely monitoring developments related to the COVID-19 pandemic to assess its impact on our business; while, due to the evolving and highly uncertain nature of this event, it currently is not possible to estimate its impact precisely, the COVID-19 pandemic has and continues to impact our business, financial condition, results of operations, liquidity or prospects in a number of ways. For instance, our investment portfolio (and, specifically, the valuations of investment assets we hold) has been, and continues to be, adversely affected as a result of market developments from the COVID-19 pandemic and uncertainty regarding its outcome. Moreover, changes in interest rates, reduced liquidity or a continued slowdown in U.S. or global economic conditions may also adversely affect our business, financial condition, results of operations, liquidity or prospects. Further, extreme market volatility may leave us unable to react to market events in a prudent manner consistent with our historical practices in dealing with more orderly markets. Additionally, in recent months, the U.S. Food and Drug Administration authorized various vaccines for emergency use. However, it remains unclear how quickly the vaccines will be distributed nationwide and globally or when “herd immunity” will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely. The delay in distributing the vaccines could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and our business and operations, as well as the business and operations of our portfolio companies, could be materially adversely affected by a prolonged recession in the United States and other major markets. Although it is impossible to predict with certainty the potential full magnitude of the business and economic ramifications, COVID-19 has impacted, and may further impact, our business in various ways, including but not limited to:
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
From time to time, capital markets may experience periods of disruption and instability. For example, between 2007 and 2009, the global capital markets experienced an extended period of disruption as evidenced by a lack of liquidity in the debt capital markets, write-offs in the financial services sector, the re-pricing of credit risk and the failure of certain major financial institutions. At that time, despite actions of the United States, federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While market conditions have largely recovered from the events of 2008 and 2009, there have been continuing periods of volatility, some lasting longer than others. Most recently, the outbreak of the novel coronavirus, or COVID-19, in many countries, including the United States, continues to adversely impact domestic and global commercial activity, and has contributed to significant volatility in financial markets in the United States and globally. See “Major public health issues, and specifically the novel coronavirus COVID-19, could have an adverse impact on our financial condition and results of operations and other aspects of our business.”
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

On January 31, 2020, the United Kingdom technically withdrew from the EU (“Brexit”), triggering a negotiated transition period during which the United Kingdom remains in the EU single market and customs union and remains subject to EU laws and regulations. The transition period expired on December 31, 2020. On December 24, 2020, negotiators representing the United Kingdom and the EU came to a preliminary trade agreement, the EU-UK Trade and Cooperation Agreement (“TCA”), which is an agreement on the terms governing certain aspects of the EU’s and United Kingdom’s relationship following the end of the transition period. On December 30, 2020, the United Kingdom and the EU signed the TCA, which was ratified by the British Parliament on the same day. The TCA has been provisionally applied since January 1, 2021 but cannot formally enter into force until ratified by the European Parliament. It is expected the TCA will be ratified by European Parliament in 2021. However, even under the TCA, many aspects of the United Kingdom-EU trade relationship remain subject to further negotiation. Due to political uncertainty, it is not possible to anticipate the form or nature of the future trading relationship between the United Kingdom and the EU. While certain measures have been proposed and/or implemented within the United Kingdom and at the EU level or at the member state level, which are designed to minimize disruption in the financial markets, it is not currently possible to determine whether such measures would achieve their intended effects. Notwithstanding the foregoing, the extent of the impact of the withdrawal and the resulting economic arrangements in the United Kingdom and in global markets as well as any associated adverse consequences remain unclear and may lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European markets for some time. The mid-to-long term uncertainty may have a negative effect on the performance of any investments in issuers that are economically tied to the United Kingdom or Europe. Additionally, the decision made in the United Kingdom referendum may lead to a call for similar referenda in other European jurisdictions which may cause increased economic volatility and uncertainty in the European and global markets. This volatility and uncertainty may have an adverse effect on the economy generally and on the ability of us and our portfolio companies to execute our respective strategies and to receive attractive returns.

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

Uncertainty with respect to the financial stability of the United States and several countries in the EU could have a significant adverse effect on our business, financial condition, and results of operations.

Recent U.S. debt ceiling and budget deficit concerns, have increased the possibility of a downgrade of the U.S. long-term sovereign debt credit rating or a recession or economic slowdown in the U.S. In the future, the U.S. Government may not be able to meet its debt payments unless the federal debt ceiling is raised. On August 2, 2019, the federal debt limit was suspended until July 2021. If, prior to such date, legislation increasing the debt ceiling is not enacted and the debt ceiling is reached, the U.S. federal government may stop or delay making payments on its obligations, which could negatively impact the U.S. economy and our portfolio companies. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Continued adverse political and economic conditions, further downgrades or warnings by The Standard & Poor Financial Services LLC's Rating Service or other rating agencies, and the U.S. Government’s credit and deficit concerns in general, including issues around the federal debt ceiling, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms.

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

There has been ongoing discussion and commentary regarding potential significant changes to United States trade policies, treaties and tariffs. There is significant uncertainty about the future relationship between the United States and other countries with respect to such trade policies, treaties and tariffs. Tariffs imposed by the United States on products imported into the U.S. and other changes in U.S. trade policy have resulted in, and may continue to trigger, retaliatory actions by affected countries. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

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

The interest rates of some of our floating-rate loans to our portfolio companies may be priced using a spread over LIBOR, which may be phased out in the future.

On July 27, 2017, the United Kingdom Financial Conduct Authority (“FCA”) announced that it would phase out the London Interbank Offered Rate (“LIBOR”) as a benchmark by the end of 2021. On November 30, 2020, the FCA announced that subject to confirmation following its consultation with the administrator of LIBOR, it would cease publication of the one-week and two-month USD LIBOR immediately after December 31, 2021 and cease publication of the remaining tenors immediately after June 30, 2023. Additionally, the Federal Reserve Board has advised banks to stop entering into new USD LIBOR based contracts. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021 and has indicated that market participants should not rely on LIBOR being available after 2023. As an alternative to LIBOR, for example, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by Treasury securities. Abandonment of or modifications to LIBOR could have adverse impacts on newly issued financial instruments and our existing financial instruments which reference LIBOR. While some instruments may contemplate a scenario where LIBOR is no longer available by providing for an alternative rate setting methodology, not all instruments may have such provisions and there is significant uncertainty regarding the effectiveness of any such alternative methodologies. Abandonment of or modifications to LIBOR could lead to significant short-term and long-term uncertainty and market instability. If LIBOR ceases to exist, we and our portfolio companies may need to amend or restructure our existing LIBOR-based debt instruments and any related hedging arrangements that extend beyond 2023, which may be difficult, costly and time consuming. In addition, from time to time we invest in floating rate loans and investment securities whose interest rates are indexed to LIBOR. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR, or any changes announced with respect to such reforms, may result in a sudden or prolonged increase or decrease in the reported LIBOR rates and the value of LIBOR-based loans and securities, including those of other issuers we or our funds currently own or may in the future own. It remains uncertain how such changes would be implemented and the effects such changes would have on us, issuers of instruments in which we invest and financial markets generally.

The expected discontinuation of LIBOR could have a significant impact on our business. The dollar amount of our outstanding debt investments and borrowings that are linked to LIBOR with maturity dates after the anticipated discontinuation date of 2023 is material. We anticipate significant operational challenges for the transition away from LIBOR including, but not limited to, amending existing loan agreements with borrowers on investments that may have not been modified with fallback language and adding effective fallback language to new agreements in the event that LIBOR is discontinued before maturity. Beyond these challenges, we anticipate there may be additional risks to our current processes and information systems that will need to be identified and evaluated by us. Due to the uncertainty of the replacement for LIBOR, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined. In addition, the cessation of LIBOR could:

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
•Result in disputes, litigation or other actions with portfolio companies, or other counterparties, regarding the interpretation and enforceability of provisions in our LIBOR-based investments, such as fallback language or other related provisions, including, in the case of fallbacks to the alternative reference rates, any economic, legal, operational or other impact resulting from the fundamental differences between LIBOR and the various alternative reference rates;
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

There is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers, any of which could have a material adverse effect on our business, results of operations, financial condition, and NAV price.

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
The present U.S. federal income tax laws may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the U.S. federal income tax treatment of us or an investment in our shares. For example, the Tax Cuts and Jobs Act enacted in 2017 made substantial changes to the Code. Among those changes are a significant permanent reduction in the generally applicable corporate tax rate, changes in the taxation of individuals and other non-corporate taxpayers that generally but not universally reduce their taxes on a temporary basis subject to ‘‘sunset’’ provisions, the elimination or modification of various previously allowed deductions (including substantial limitations on the deductibility of interest and, in the case of individuals, the deduction for personal state and local taxes), certain preferential rates of taxation on certain dividends and certain business income derived by non-corporate taxpayers in comparison to other ordinary income recognized by such taxpayers, and significant changes to the international tax rules. As a result of the recent presidential and congressional elections in the United States, there could be additional significant changes in the U.S. federal income tax laws, including a possible increase in the corporate tax rate.

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
The agreements governing certain of our debt instruments require us to comply with certain financial and operational covenants. These covenants require us to, among other things, maintain certain financial ratios, including asset coverage and minimum stockholders’ equity. As of March 31, 2021, we were in compliance with these covenants. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. In the event of deterioration in the capital markets and pricing levels subsequent to this period, net unrealized loss in our portfolio may increase in the future. Absent an amendment to our senior secured credit facility, continued unrealized loss in our investment portfolio could result in non-compliance with certain covenants.
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

As of March 31, 2021, we had approximately $1,119 million of outstanding borrowings under our senior secured credit facility and $350 million in aggregate amount outstanding of the 2025 Notes. In order for us to cover our annual interest payments on our outstanding indebtedness at March 31, 2021, we must achieve annual returns on our March 31, 2021 total assets of at least 1.65%. The weighted average stated interest rate charged on our principal amount of outstanding indebtedness as of March 31, 2021 was 2.86%. We intend to continue borrowing under our senior secured credit facility in the future and we may increase the size of it or issue additional debt securities or other evidences of indebtedness (although there can be no assurance that we will be successful in doing so). For more information on our indebtedness, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition, Liquidity and Capital Resources.” Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. The amount of leverage that we employ at any particular time will depend on our Investment Adviser’s and our board of directors’ assessments of market and other factors at the time of any proposed borrowing.
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
The following table illustrates the effect on return to a holder of our common stock of the leverage created by our use of borrowing at the weighted average stated interest rate of 2.86% as of March 31, 2021, together with (a) our total value of net assets as of March 31, 2021; (b) approximately $1,469.2 million in aggregate principal amount of indebtedness outstanding as of March 31, 2021 and (c) hypothetical annual returns on our portfolio of minus 10% to plus 10%.

Assumed Return on Portfolio (Net of Expenses) (1)	(10)%	(5)%	—%	5%	10%
Corresponding Return to Common Stockholders (2)	(29)%	(16)%	(4)%	8%	20%
(1)The assumed portfolio return is required by SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table. Pursuant to SEC regulations, this table is calculated as of March 31, 2021. As a result, it has not been updated to take into account any changes in assets or leverage since March 31, 2021.
(2)In order to compute the “Corresponding Return to Common Stockholders,” the “Assumed Return on Portfolio” is multiplied by the total value of our assets at March 31, 2021 to obtain an assumed return to us. From this amount, the interest expense (calculated by multiplying the weighted average stated interest rate of 2.86% by the approximately $1,469.2 million of principal debt outstanding) is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets as of March 31, 2021 to determine the “Corresponding Return to Common Stockholders.”
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
We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming no changes to our balance sheet as of March 31, 2021, a hypothetical one percent increase in LIBOR on our floating rate assets and liabilities would decrease our earnings by seven cents per average share over the next twelve months. Assuming no changes to our balance sheet as of March 31, 2021, a hypothetical two percent increase in LIBOR on our floating rate assets and liabilities would increase our earnings by one cent per average share over the next twelve months. Assuming no changes to our balance sheet as of March 31, 2021, a hypothetical three percent increase in LIBOR on our floating rate assets and liabilities would increase our earnings by eleven cents per average share over the next twelve months. Assuming no changes to our balance sheet as of March 31, 2021, a hypothetical four percent increase in LIBOR on our floating rate assets and liabilities would increase our earnings by twenty-one cents per average share over the next twelve months. Assuming no changes to our balance sheet as of March 31, 2021, a hypothetical one percent decrease in LIBOR on our floating rate assets and liabilities would decrease our earnings by less than one cent per average share over the next twelve months. In addition, we believe that our interest rate matching strategy and our ability to hedge mitigates the effects any changes in interest rates may have on our investment income. Although management believes that this is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase or decrease in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.
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
In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. See “The interest rates of some of our floating-rate loans to our portfolio companies may be priced using a spread over LIBOR, which may be phased out in the future.”
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

We may distribute taxable dividends that are payable in cash and shares of our common stock at the election of each stockholder. The Internal Revenue Service has issued guidance on cash/stock dividends paid by publicly traded RICs where certain requirements are satisfied, including that the cash component is at least 20%. Stockholders receiving such dividends will be required to include the full amount of the dividend (including the portion payable in stock) as ordinary income (or, in certain circumstances, long-term capital gain) to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, stockholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the common stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock. It is unclear whether and to what extent we would choose to pay taxable dividends in cash and common stock.

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
Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.
In October 2020, the SEC adopted a rulemaking regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations (except reverse repurchase agreements and similar financing transactions). Under the newly adopted rules, BDCs that use derivatives will be subject to a value-at-risk (“VaR”) leverage limit, a derivatives risk management program and testing requirements and requirements related to board reporting. These new requirements will apply unless the BDC qualifies as a “limited derivatives user,” as defined under the adopted rules. Under the new rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts. We will not be required to comply with the new rule until August 19, 2022.
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
Risks Relating to our Debt Instruments
Our senior secured credit facility begins amortizing in December 2024 and any inability to renew, extend or replace the facility could adversely impact our liquidity and ability to find new investments or maintain distributions to our stockholders.
On December 22, 2020, the Company amended and restated the senior secured credit facility from the previous amendment, dated November 18, 2018. Lender commitments under the amended and restated agreement will remain $1.81 billion through November 19, 2022 and will decrease to $1.705 billion thereafter. The amended and restated agreement, among other things, (a) extended the expiration of the commitments from November 19, 2022 to December 22, 2024 (b) extended the stated maturity date from November 19, 2023 to December 22, 2025 and (c) amended the Minimum Shareholders’ Equity covenant to provide that the Company will not permit the Shareholders’ Equity to be less than the greater of (x) 30% of assets and (y) $705 million plus 25% of the net proceeds of sale of common equity interests after the effective date of the amended and restated agreement.

The senior secured credit facility remains secured by substantially all of the assets in the Company’s portfolio, including cash and cash equivalents. Commencing December 31, 2024, the Company is required to repay, in twelve consecutive monthly installments of equal size, the outstanding amount under the senior secured credit facility as of December 22, 2024. In addition, the stated interest rate on the facility remains as a formula-based calculation based on a minimum borrowing base, resulting in a stated interest rate, depending on the type of borrowing, of (a) either LIBOR plus 1.75% per annum or LIBOR plus 2.00% per annum, or (b) either Alternate Base Rate plus 0.75% per annum or Alternate Base Rate plus 1% per annum. Alternate Base Rate means, for any day, a rate per annum equal to the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate for such day plus 1/2 of 1% and (c) the rate per annum equal to 1% plus the rate appearing on Reuters Screen LIBOR01 Page at approximately 11:00 A.M., London time, on such day, for US Dollar deposits with a term of one month. As of March 31, 2021, the stated interest rate on the facility was LIBOR plus 2.00%. The Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the senior secured credit facility and participation fees and fronting fees between 2.00% and 2.25% per annum on the letters of credit issued.
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
As a RIC, we will be subject to a 4% non-deductible federal excise tax on certain undistributed income unless we distribute in a timely manner for each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for that calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income recognized, but not distributed, in preceding years. We will not be subject to excise taxes on amounts on which we are required to pay corporate income taxes (such as retained net capital gains). Finally, if more stockholders opt to receive cash distributions rather than participate in our dividend reinvestment plan, we may be forced to liquidate some of our investments and raise cash in order to make cash distribution payments.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of March 31, 2021, we did not own any real estate or other physical properties materially important to our operations. Our administrative and principal executive offices are located at 3 Bryant Park, New York, NY 10036 and 9 West 57th Street, New York, NY 10019, respectively. We believe that our office facilities are suitable and adequate for our business as it is currently conducted.

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
Discovery has concluded, and on April 30, 2019, defendants (including the Company) filed motions for partial summary judgment. On February 4, 2020, the court granted defendants’ summary judgment motion to cap exposure on fraudulent transfer claims at the amount of creditor claims in the estate; it denied as premature that motion with respect to common law claims. Defendants moved to reconsider that decision, which motion was denied. On March 30, 2020, the court granted two additional summary judgment motions relevant to the Company. With respect to the first motion, the court held that the trustee could not recover from defendants value that was never property of the debtor. With respect to the second motion, the Court held that the trustee could not recover from defendants payments that were made on account of debt. On December 2, 2020, the Court granted certain defendants’ motion for summary judgment on aiding and abetting breach of fiduciary duty, dismissing those claims against the Company. Claims of actual and constructive fraudulent transfer under the federal Bankruptcy Code and Delaware state law remain pending against the Company and its co‑defendants. The trustee has appealed that decision, as well as other summary judgment decisions. On January 12, 2021, following a status conference, District Court Judge Andrews withdrew his reference of the adversary proceeding to the bankruptcy court and scheduled a trial in April 2022. Judge Andrews held that Defendants could brief the issues of whether (1) the claims adjudication process should precede trial, and (2) the trustee is entitled to a jury trial. Those issues are now fully briefed, but have not yet been decided.
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
Following a mediation on April 6-8, 2021, the parties executed a global settlement agreement on April 8, 2021 to settle all the claims in the litigation. On April 8, 2021, the parties notified the Bankruptcy Court and District Court that the parties had agreed to settle the claims in the litigation and that a settlement agreement would be submitted to the Bankruptcy Court for approval, and requested that the litigation in the adversary proceeding and related appeals pending in the District Court be held in abeyance pending that process. On April 13, 2021, the Trustee filed a motion in the Bankruptcy Court for approval of the settlement agreement. The Bankruptcy Court has not yet ruled on that motion.
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
The following table sets forth, for the quarterly reporting periods indicated, the net asset value (“NAV”) per share of our common stock and the high and low sales price for our common stock, as reported on the NASDAQ Global Select Market, and distributions per share information:

	NAV Per Share (1)	Sales Price		Premium (Discount) of High Sales Price to NAV (2)	Premium (Discount) of Low Sales Price to NAV (2)	Distributions Declared
		High	Low
Year Ended March 31, 2021
Fourth quarter	$15.88	$14.94	$10.40	(5.9)%	(34.5)%	$0.36
Third quarter	15.59	11.98	7.33	(23.2)%	(53.0)%	0.36
Second quarter	15.44	10.40	7.95	(32.6)%	(48.5)%	0.36
First quarter	15.29	11.94	5.25	(21.9)%	(65.7)%	0.45
Year Ended March 31, 2020
Fourth quarter	$15.70	$17.74	$5.20	13.0%	(66.9)%	$0.45
Third quarter	18.27	18.33	15.18	0.3%	(16.9)%	0.45
Second quarter	18.69	17.00	15.61	(9.1)%	(16.5)%	0.45
First quarter	19.00	16.52	15.12	(13.1)%	(20.4)%	0.45
____________________
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
While our common stock has from time to time traded in excess of our net asset value, there can be no assurance, however, that it will trade at such a premium (to NAV) in the future. The last reported closing market price of our common stock on May 19, 2021 was $14.59 per share. As of May 19, 2020, we had 45 stockholders of record.
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
The following table lists the quarterly distributions per share from our common stock for the past two fiscal years:

Distributions Declared
Year Ended March 31, 2021
Fourth quarter	$0.36
Third quarter	0.36
Second quarter	0.36
First quarter	0.45
Year Ended March 31, 2020
Fourth quarter	$0.45
Third quarter	0.45
Second quarter	0.45
First quarter	0.45
Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.

Issuer Purchases of Equity Securities
The Company adopted the following plans, approved by the Board of Directors, for the purpose of repurchasing its common stock in accordance with applicable rules specified in the 1934 Act (the “Repurchase Plans”):

Date of Adoption	Maximum Cost of Shares That May Be Repurchased		Cost of Shares Repurchased		Remaining Cost of Shares That May Be Repurchased
August 6, 2015	$50.0	million	$50.0	million	$—
December 14, 2015	50.0	million	50.0	million	—
September 14, 2016	50.0	million	50.0	million	—
October 30, 2018	50.0	million	50.0	million	—
February 6, 2019	50.0	million	23.1	million	26.9	million
Total as of March 31, 2021	$250.0	million	$223.1	million	$26.9	million
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
Under the Repurchase Plans described above, the Company allocated the following amounts to be repurchased in accordance with SEC Rule 10b5-1 (the “10b5-1 Repurchase Plans”):

Effective Date	Termination Date	Amount Allocated to 10b5-1 Repurchase Plans
September 15, 2015	November 5, 2015	$5.0	million
January 1, 2016	February 5, 2016	10.0	million
April 1, 2016	May 19, 2016	5.0	million
July 1, 2016	August 5, 2016	15.0	million
September 30, 2016	November 8, 2016	20.0	million
January 4, 2017	February 6, 2017	10.0	million
March 31, 2017	May 19, 2017	10.0	million
June 30, 2017	August 7, 2017	10.0	million
October 2, 2017	November 6, 2017	10.0	million
January 3, 2018	February 8, 2018	10.0	million
June 18, 2018	August 9, 2018	10.0	million
September 17, 2018	October 31, 2018	10.0	million
December 12, 2018	February 7, 2019	10.0	million
February 25, 2019	May 17, 2019	25.0	million
March 18, 2019	May 17, 2019	10.0	million
June 4, 2019	August 7, 2019	25.0	million
June 17, 2019	August 7, 2019	20.0	million
September 16, 2019	November 6, 2019	20.0	million
December 6, 2019	February 5, 2020	25.0	million
December 16, 2019	February 5, 2020	15.0	million
March 12, 2020	March 19, 2020	20.0	million
March 30, 2021	May 21, 2021	10.0	million

The following table presents information with respect to the Company’s purchases of its common stock since adoption of the Repurchase Plans through March 31, 2021:

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

Stock Performance Graph
This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index, the Russell 2000 Financial Services Index, and the S&P Small Cap 600 Financials Index, for the period March 31, 2016 through March 31, 2021. The graph assumes that, on March 31, 2016, a person invested $100 in each of the following: our common stock, the S&P 500 Index, the Russell 2000 Financial Services Index, and the S&P Small Cap 600 Financials Index. The graph measures total stockholder return, which takes into account both changes in stock price and distributions. It assumes that distributions paid are invested in like securities.

$225
$200
$175
$150
$125
$100
$75
$50
$25
$0
3/31/2016
3/31/2017
3/31/2018
3/31/2019
3/31/2020
3/31/2021
Apollo Investment Corporation
S&P 500 Index
Russell 2000 Financial Services Index
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

Fee and Expenses
The following table is intended to assist you in understanding the costs and expenses that an investor in shares of our common stock will bear directly or indirectly based upon the assumptions set forth below. The following table and example should not be considered a representation of our future expenses. Actual expenses may be greater or less than shown. Except where the context suggests otherwise, whenever this From 10-K contains a reference to fees or expenses paid by “you,” “us” or “Apollo Investment,” or that “we” will pay fees or expenses, common stockholders will indirectly bear such fees or expenses as investors in Apollo Investment.

Stockholder transaction expenses:
Sales load (as a percentage of offering price)	—%(1)
Offering expenses (as a percentage of offering price)	—%(2)
Dividend reinvestment plan expenses	—%(3)
Total common stockholder transaction expenses (as a percentage of offering price)	None
Annual expenses (as percentage of net assets attributable to common stock) (4):
Management fees	3.51%(5)
Incentive fees payable under investment advisory management agreement	2.12%(6)
Interest and other debt expenses on borrowed funds	5.34%(7)
Other expenses	1.44%(8)
Total annual expenses	12.42%(9)
Example
The following example demonstrates the projected dollar amount of total cumulative expenses that would be incurred over various periods with respect to a hypothetical investment in our common stock. These dollar amounts are based upon the assumption that our annual operating expenses (other than performance-based incentive fees) and leverage would remain at the levels set forth in the table above. Transaction expenses are not included in the following example. In the event that shares of our common stock to which this prospectus relates are sold to or through underwriters, a corresponding prospectus supplement and any related free writing prospectus will restate this example to reflect the applicable sales load.

	1 year	3 years	5 years	10 years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return	$100	$285	$451	$794
While the example assumes, as required by the SEC, a 5% annual return, our performance will vary and may result in a return greater or less than 5%. Assuming a 5% annual return, the incentive fee under the investment advisory management agreement may not be earned or payable and is not included in the example. This illustration assumes that we will not realize any capital gains computed net of all realized capital losses and gross unrealized capital depreciation in any of the indicated time periods. If we achieve sufficient returns on our investments, including through the realization of capital gains, to trigger an incentive fee of a material amount, our expenses, and returns to our investors, would be higher.
For example, if we assumed that we received our 5% annual return completely in the form of net realized capital gains on our investments, which results in a capital gains incentive fee earned, the projected dollar amount of total cumulative expenses set forth in the above illustration and the capital gains incentive fee would be as follows:

	1 year	3 years	5 years	10 years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return (all of which is subject to a capital gains incentive fee)	$120	$333	$516	$866
In addition, while the example assumes reinvestment of all dividends and distributions at net asset value, participants in our dividend reinvestment plan will receive a number of shares of our common stock, determined by dividing the total dollar amount of the dividend payable to a participant by the market price per share of our common stock at the close of trading on the valuation date for the dividend.

These examples and the expenses in the table above should not be considered a representation of our future expenses, and actual expenses may be greater or less than those shown.
(1)In the event that the securities are sold to or through underwriters, a corresponding prospectus supplement and any related free writing prospectus will disclose the applicable sales load. Purchases of shares of our common stock on the secondary market are not subject to sales charges but may be subject to brokerage commissions or other charges. The table does not include any sales load that stockholders may have paid in connection with their purchase of shares of our common stock.
(2)The related prospectus supplement and any related free writing prospectus will disclose the estimated amount of offering expenses, the offering price and the offering expenses borne by us as a percentage of the offering price.
(3)The expenses of the dividend reinvestment plan per share are included in “Other expenses.”
(4)“Net assets attributable to common stock” equals average net assets for the twelve month period ended March 31, 2021.
(5)Assumes management fees earned by our Investment Adviser, AIM, remain consistent with our current fee structure adjusted for new debt and equity issuances, if applicable. Calculated based on the twelve month average of gross assets for the year ended March 31, 2021.
Effective April 1, 2018, the base management fee is calculated initially at an annual rate of 1.50% (0.375% per quarter) of the lesser of (i) the average of the value of the Company’s gross assets (excluding cash or cash equivalents but including other assets purchased with borrowed amounts) at the end of each of the two most recently completed calendar quarters and (ii) the average monthly value (measured as of the last day of each month) of the Company’s gross assets (excluding cash or cash equivalents but including other assets purchased with borrowed amounts) during the most recently completed calendar quarter; provided, however, in each case, the base management fee is calculated at an annual rate of 1.00% (0.25% per quarter) of the average of the value of the Company’s gross assets (excluding cash or cash equivalents but including other assets purchased with borrowed amounts) that exceeds the product of (A) 200% and (B) the value of the Company’s net asset value at the end of the prior calendar quarter. For more detailed information about our computation of average total assets, please see Note 3 of our financial statements incorporated in this Form 10-K.
On January 16, 2019, we entered into a fee offset agreement with AIM in connection with revenue realized by AIM and its affiliates for the management of certain aircraft assets. We will receive an offsetting credit against total incentive fees otherwise due to AIM under the investment advisory management agreement. The amount offset will initially be 20% of the management fee revenue earned and incentive fee revenue realized by AIM and its affiliates in connection with managing aircraft assets on related insurance balance sheets (“New Balance Sheet Investments”), new aircraft managed account capital (“New Managed Accounts”) and new dedicated aircraft funds (“New Aircraft Funds”). Once the aggregate capital raised by New Aircraft Funds or New Managed Accounts and capital invested by the New Balance Sheet Investments exceeds $3 billion cumulatively, the fee offset will step down to 10% of the amount of incremental management fee revenue earned and incentive fee revenue realized by AIM and its affiliates. The fee offset will be in place for seven years, however the incentive fees realized by AIM and its affiliates after this seven-year period from applicable investments that were raised or made within the seven-year period will also be used to offset incentive fees payable to AIM by us. The offset will be limited to the amount of incentive fee payable by us to AIM and any unapplied fee offset which exceeds the incentive fees payable in a given quarter will carry forward to be credited against the incentive fees payable by us in subsequent quarters. For the year ended March 31, 2021, there was no fee offset.

(6)Assumes that annual incentive fees earned by our Investment Adviser, AIM, remain consistent with our current fee structure adjusted for new debt and equity issuances, if applicable. Calculated based on the average of pre-incentive fee net investment income for the twelve month period ended March 31, 2021, excluding any potential impact from the “Incentive Fee Cap” which could result in a reduction in the incentive fee.
The Incentive Fee payable to our Investment Adviser is based on our performance and is not paid unless we achieve certain goals. It consists of two components, one based on income and the other based on capital gains, that are determined independent of each other, with the result that one component may be payable even if the other is not.
For a more detailed discussion of the calculation of this fee, see “Business—Investment Advisory Management Agreement” in this Form 10-K.
(7)Our interest and other debt expenses are based on borrowing levels and interest rates consistent with the levels during the year ended March 31, 2021. As of March 31, 2021, we had $1,469.2. million in borrowings outstanding, consisting of $1,119.2 million outstanding under our senior secured credit facility and $350.0 million aggregate principal amount of our 2025 Notes. As of March 31, 2021, the Company had $0.2 million in standby letters of credit issued through the senior secured credit facility. The amount available for borrowing under the senior secured credit facility is reduced by any standby letters of credit issued.
(8)Includes our estimated overhead expenses, including payments under the administration agreement based on our allocable portion of overhead and other expenses incurred by AIA in performing its obligations under the administration agreement. See “Business—Administrative Agreement” in this Form 10-K.
(9)“Total annual expenses” as a percentage of net assets attributable to common stock are higher than the total annual expenses percentage would be for a company that is not leveraged. We borrow money to leverage our net assets and increase our total assets. The SEC requires that the “Total annual expenses” percentage be calculated as a percentage of net assets (defined as total assets less indebtedness), rather than the total assets, including assets that have been funded with borrowed monies. If the “Total annual expenses” percentage were calculated instead as a percentage of total assets, our “Total annual expenses” would be 5.06% of total assets.

Senior Securities
Information about our senior securities (including debt securities and other indebtedness) is shown in the following table as of each year ended March 31 over the past ten fiscal years. The report of our independent registered public accounting firm covering the total amount of senior securities outstanding as of March 31, 2021, 2020, 2019, 2018, 2017, 2016, 2015, 2014, 2013, and 2012 is included elsewhere in this annual report on Form 10-K.

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Estimated Market Value Per Unit (4)
Senior Secured Facility
Fiscal 2021	$1,119,186	$1,705	$—	N/A(5)
Fiscal 2020	1,449,402	1,567	—	N/A(5)
Fiscal 2019	638,888	2,153	—	N/A(5)
Fiscal 2018	285,216	2,770	—	N/A(5)
Fiscal 2017	200,923	2,709	—	N/A(5)
Fiscal 2016	637,904	2,235	—	N/A(5)
Fiscal 2015	384,648	2,288	—	N/A(5)
Fiscal 2014	602,261	2,496	—	N/A(5)
Fiscal 2013	536,067	2,451	—	N/A(5)
Fiscal 2012	539,337	2,670	—	N/A(5)
Senior Secured Notes
Fiscal 2021	$—	$—	$—	—
Fiscal 2020	—	—	—	—
Fiscal 2019	—	—	—	—(6)
Fiscal 2018	16,000	2,770	—	N/A(6)
Fiscal 2017	16,000	2,709	—	N/A(6)
Fiscal 2016	45,000	2,235	—	N/A(6)
Fiscal 2015	270,000	2,288	—	N/A
Fiscal 2014	270,000	2,496	—	N/A
Fiscal 2013	270,000	2,451	—	N/A
Fiscal 2012	270,000	2,670	—	N/A
2042 Notes
Fiscal 2021	$—	$—	$—	—
Fiscal 2020	—	—	—	—
Fiscal 2019	—	—	—	—
Fiscal 2018	—	—	—	—(7)
Fiscal 2017	150,000	2,709	—	101.44
Fiscal 2016	150,000	2,235	—	100.04
Fiscal 2015	150,000	2,288	—	99.59
Fiscal 2014	150,000	2,496	—	92.11
Fiscal 2013	150,000	2,451	—	97.43
Fiscal 2012	—	—	—	N/A

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Estimated Market Value Per Unit (4)
2043 Notes
Fiscal 2021	$—	$—	$—	—
Fiscal 2020	—	—	—	—(10)
Fiscal 2019	150,000	2,153	—	103.80
Fiscal 2018	150,000	2,770	—	101.36
Fiscal 2017	150,000	2,709	—	104.12
Fiscal 2016	150,000	2,235	—	101.16
Fiscal 2015	150,000	2,288	—	99.74
Fiscal 2014	150,000	2,496	—	89.88
Fiscal 2013	—	—	—	N/A
Fiscal 2012	—	—	—	N/A
2025 Notes
Fiscal 2021	$350,000	$1,705	$—	N/A
Fiscal 2020	350,000	1,567	—	N/A
Fiscal 2019	350,000	2,153	—	N/A
Fiscal 2018	350,000	2,770	—	N/A
Fiscal 2017	350,000	2,709	—	N/A
Fiscal 2016	350,000	2,235	—	N/A
Fiscal 2015	350,000	2,288	—	N/A
Fiscal 2014	—	—	—	N/A
Fiscal 2013	—	—	—	N/A
Fiscal 2012	—	—	—	N/A
Convertible Notes
Fiscal 2021	$—	$—	$—	—
Fiscal 2020	—	—	—	—
Fiscal 2019	—	—	—	—
Fiscal 2018	—	—	—	—
Fiscal 2017	—	—	—	—
Fiscal 2016	—	—	—	—(8)
Fiscal 2015	200,000	2,235	—	104.43
Fiscal 2014	200,000	2,288	—	106.60
Fiscal 2013	200,000	2,451	—	102.84
Fiscal 2012	200,000	2,670	—	97.81(9)

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Estimated Market Value Per Unit (4)
Total Debt Securities
Fiscal 2021	$1,469,186	$1,705	$—	N/A
Fiscal 2020	1,799,402	1,567	—	N/A
Fiscal 2019	1,138,888	2,153	—	N/A
Fiscal 2018	801,216	2,770	—	N/A
Fiscal 2017	866,923	2,709	—	N/A
Fiscal 2016	1,332,904	2,235	—	N/A
Fiscal 2015	1,504,648	2,288	—	N/A
Fiscal 2014	1,372,261	2,496	—	N/A
Fiscal 2013	1,156,067	2,451	—	N/A
Fiscal 2012	1,009,337	2,670	—	N/A
____________________
(1)Total amount of each class of senior securities outstanding at the end of the period presented.
(2)The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the Asset Coverage Per Unit.
(3)The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)Not applicable, except for with respect to the 2042 Notes, the 2043 Notes, and the Convertible Notes, as other senior securities do not have sufficient trading for an average market value per unit to be determined. The average market value per unit for each of the 2042 Notes, the 2043 Notes, and the Convertible Notes is based on the closing daily prices of such notes and is expressed per $100 of indebtedness (including for the 2042 Notes and the 2043 Notes, which were issued in $25 increments).
(5)Included in this amount is foreign currency debt obligations as outlined in Note 8 to the financial statements, which are incorporated this Form 10-K.
(6)On October 4, 2015, the Senior Secured Notes, which had an outstanding principal balance of $225,000, matured and were repaid in full. On September 29, 2016, the Senior Secured Notes, Series A, which had an outstanding principal balance of $29,000, matured and were repaid in full. On October 1, 2018, the Senior Secured Notes, Series B, which had an outstanding principal balance of $16,000, matured and were repaid in full.
(7)On October 16, 2017, the Company redeemed the entire $150 million aggregate principal amount outstanding of the 2042 Notes in accordance with the terms of the indenture governing the 2042 Notes, before its stated maturity.
(8)On January 15, 2016, the Convertible Notes, which had an outstanding principal balance of $200,000, matured and were repaid in full.
(9)Restrictive legends were removed in Fiscal 2012.
(10)On August 12, 2019, the Company redeemed the entire $150 million aggregate principal amount outstanding of the 2043 Notes in accordance with the terms of the indenture governing the 2043 Notes, before its stated maturity.

Item 6. Selected Financial Data
The Part II, Item 6 is no longer required as the Company has elected to early adopt the change to Item 301 of Regulation S-K contained in SEC Release No. 33-10890.

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
Overview
Apollo Investment Corporation (the “Company,” “Apollo Investment,” “AIC,” “we,” “us,” or “our”) was incorporated under the Maryland General Corporation Law in February 2004. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Pursuant to this election and assuming we qualify as a RIC, we generally do not have to pay corporate-level federal income taxes on any income we distribute to our stockholders. We commenced operations on April 8, 2004 upon completion of our initial public offering that raised $870 million in net proceeds from selling 62 million shares of common stock at a price of $15.00 per share (20.7 million shares at a price of $45.00 per share adjusted for the one-for-three reverse stock split). Since then, and through March 31, 2021, we have raised approximately $2.21 billion in net proceeds from additional offerings of common stock and we have repurchased common stock for $223.1 million.

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

A significant reduction in our net change in unrealized gains/losses may result due to decreases in the fair value of some of our portfolio company investments due to the immediate adverse economic effects of the COVID-19 pandemic and the continuing uncertainty surrounding its long-term impact. We believe that the COVID-19 pandemic represents an extraordinary circumstance that could materially impact the fair value of our investments. As a result, the fair value of our portfolio investments may be further negatively impacted after March 31, 2021 by continued duration of the adverse market, as well as circumstances and events that are not yet known.

We are also subject to financial risks, including changes in market interest rates. As of March 31, 2021, all of our debt portfolio investments bore interest at variable rates, which generally are LIBOR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments, a decrease in in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of hypothetical base rate changes in interest rates.
LIBOR Developments
On July 27, 2017, the Financial Conduct Authority (“FCA”) announced that it would phase out the London Interbank Offered Rate (“LIBOR”) as a benchmark by the end of 2021 and the FCA has indicated that market participants should not rely on LIBOR being available after 2021. As an alternative to LIBOR, for example, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate, a new index calculated by short-term repurchase agreements, backed by Treasury securities. Abandonment of or modifications to LIBOR could have adverse impacts on newly issued financial instruments and our existing financial instruments which reference LIBOR. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR, or any changes announced with respect to such reforms, may result in a sudden or prolonged increase or decrease in the reported LIBOR rates and the value of LIBOR-based loans and securities, including those of other issuers we or our funds currently own or may in the future own. It remains uncertain how such changes would be implemented and the effects such changes would have on us, issuers of instruments in which we invest and financial markets generally.
The expected discontinuation of LIBOR could have a significant impact on our business. The dollar amount of our outstanding debt investments and borrowings that are linked to LIBOR with maturity dates after the anticipated discontinuation date of 2021 is material. We anticipate significant operational challenges for the transition away from LIBOR including, but not limited to, amending existing loan agreements with borrowers on investments that may have not been modified with fallback language and adding effective fallback language to new agreements in the event that LIBOR is discontinued before maturity. Beyond these challenges, we anticipate there may be additional risks to our current processes and information systems that will need to be identified and evaluated by us. Due to the uncertainty of the replacement for LIBOR, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition and results of operations.

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
Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment, the competitive environment for the types of investments we make and, more recently, market disruptions due to COVID-19. As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of March 31, 2021, non-qualifying assets represented approximately 16.0% of the total assets of the Company.
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
Portfolio and Investment Activity
Our portfolio and investment activity during the years ended March 31, 2021 and March 31, 2020 was as follows:

	Year Ended March 31,
(in millions)*	2021	2020
Investments made in portfolio companies	$617.1	$1,866.3
Investments sold	(101.1)	(167.1)
Net activity before repaid investments	516.0	1,699.1
Investments repaid	(896.9)	(1,098.5)
Net investment activity	$(380.8)	$600.6

Portfolio companies at beginning of period	152	113
Number of new portfolio companies	14	60
Number of exited portfolio companies	(31)	(21)
Portfolio companies at end of period	135	152

Number of investments made in existing portfolio companies	75	87
____________________
*Totals may not foot due to rounding.

Our portfolio composition and weighted average yields as of March 31, 2021 and March 31, 2020 were as follows:

	March 31, 2021		March 31, 2020
Portfolio composition, at fair value:
First lien secured debt	78%		81%
Second lien secured debt	10%		13%
Total secured debt	88%		94%
Unsecured debt	1%		—
Structured products and other	0%		0%
Preferred equity	1%		0%
Common equity/interests and warrants	10%		6%
Weighted average yields, at amortized cost (1):
First lien secured debt (2)	7.8%		8.5%
Second lien secured debt (2)	9.9%		10.2%
Secured debt portfolio (2)	8.0%		8.7%
Unsecured debt portfolio (2)	5.3%		—
Total debt portfolio (2)	8.0%		8.7%
Total portfolio (3)	6.5%		8.0%
Interest rate type, at fair value (4):
Fixed rate amount	—		—
Floating rate amount	$1.9	billion	$2.2	billion
Fixed rate, as percentage of total	—		—
Floating rate, as percentage of total	100%		100%
Interest rate type, at amortized cost (4):
Fixed rate amount	—		—
Floating rate amount	$1.9	billion	$2.3	billion
Fixed rate, as percentage of total	—		—
Floating rate, as percentage of total	100%		100%
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
Since the initial public offering of Apollo Investment in April 2004 and through March 31, 2021, invested capital totaled $21.9 billion in 552 portfolio companies. Over the same period, Apollo Investment completed transactions with more than 100 different financial sponsors.

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
As of March 31, 2021, $2.45 billion or 100.0% of the Company’s investments were classified as Level 3. The high proportion of Level 3 investments relative to our total investments is directly related to our investment philosophy and target portfolio, which consists primarily of long-term secured debt, as well as unsecured and mezzanine positions of private middle-market companies. A fundamental difference exists between our investments and those of comparable publicly traded fixed income investments, namely high-yield bonds, and this difference affects the valuation of our private investments relative to comparable publicly traded instruments.
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

Investments determined by these valuation procedures which have a fair value of less than $1 million during the prior fiscal quarter may be valued based on inputs identified by the Investment Adviser without the necessity of obtaining valuation from an independent valuation firm, if once annually an independent valuation firm using the procedures described herein provides a valuation. Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered in the valuation process of independent valuation firms. During the year ended March 31, 2021, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.
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

Expenses
Expenses include management fees, performance-based incentive fees, interest expense, insurance expenses, administrative service fees, legal fees, directors’ fees, audit and tax service expenses, third-party valuation fees and other general and administrative expenses. Expenses are recognized on an accrual basis.
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
Results of Operations
For information regarding results of operations for the year ended March 31, 2019, see the Company's Form 10-K for the fiscal year ended March 31, 2020.

Operating results for the years ended March 31, 2021 and 2020 were as follows:

	Year Ended March 31,
(in millions)*	2021	2020
Investment Income
Interest income (excluding Payment-in-kind (“PIK”) interest income)	$204.0	$249.6
Dividend income	3.8	8.8
PIK interest income	6.5	10.9
Other income	2.5	7.6
Total investment income	$216.7	$276.9
Expenses
Management and performance-based incentive fees, net of amounts waived	$36.4	$42.3
Interest and other debt expenses, net of reimbursements	55.4	73.3
Administrative services expense, net of reimbursements	4.5	6.0
Other general and administrative expenses	10.5	10.0
Net Expenses	$106.7	$131.6
Net Investment Income	$110.0	$145.3
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses)	$(21.5)	$(6.3)
Net change in unrealized gains (losses)	23.3	(255.0)
Net Realized and Change in Unrealized Gains (Losses)	$1.8	$(261.3)
Net Increase (Decrease) in Net Assets Resulting from Operations	$111.9	$(116.0)

Net Investment Income on Per Average Share Basis (1)	$1.69	$2.16
Earnings per share — basic (1)	$1.71	$(1.73)
____________________
*Totals may not foot due to rounding.
(1)Based on the weighted average number of shares outstanding for the period presented.

Total Investment Income
For the year ended March 31, 2021 as compared to the year ended March 31, 2020
The decrease in total investment income of $60.2 million for the year ended March 31, 2021 compared to the year ended March 31, 2020 was primarily driven by the decrease in total interest income (including PIK) of $50.0 million. The decrease in total interest income (including PIK) was due to a decrease in the average yield for the total debt portfolio, from 9.4% for the year ended March 31, 2020 to 8.4% for the year ended March 31, 2021, and a lower income-bearing investment portfolio. Furthermore, there was a decrease in prepayment fees and income recognized from the acceleration of discount, premium, or deferred fees on repaid investments, from $9.2 million for the year ended March 31, 2020 to $7.9 million for the year ended March 31, 2021. The decrease in dividend income of $5.0 million was due to a decrease in dividends received from Merx Aviation Finance, LLC, which totaled $2.5 million for the year ended March 31, 2020 compared to $0.0 million for year ended March 31, 2021, and MSEA Tankers LLC, which totaled $4.7 million for the year ended March 31, 2020 compared to $1.7 million for year ended March 31, 2021. Furthermore, there was a decrease in other income of $5.1 million primarily due to lower bridge and syndication fees.
Net Expenses
For the year ended March 31, 2021 as compared to the year ended March 31, 2020
The decrease in net expenses of $24.9 million for the year ended March 31, 2021 compared to the year ended March 31, 2020 was primarily due to the decrease in interest and other debt expenses of $17.9 million. The decrease of interest and other debt expenses was due to the change in net leverage, from 1.71x for the year ended March 31, 2020 to 1.36x for the year ended March 31, 2021, and a decrease in the weighted average interest cost, from 4.42% for the year ended March 31, 2020 to 3.04% for the year ended March 31, 2021. The decrease in management and performance-based incentive fees (net of amounts waived) of $5.9 million was due to a decrease in the investment portfolio and an incentive fee cap for fees paid in prior periods. Furthermore, there was an increase of $0.5 million in other general and administrative expenses, which was primarily due to an increase in valuation fees.

Net Realized Gains (Losses)
During the year ended March 31, 2021, we recognized gross realized gains of $7.7 million and gross realized losses of $29.2 million, resulting in net realized losses of $21.5 million. Significant realized gains (losses) for the year ended March 31, 2021 are summarized below:

(in millions)	Net Realized Gain (Loss)
AMP Solar Group, Inc.	$4.2
PIB Group	2.1
KLO Holdings, LLC	(8.5)
ZPower, LLC	(6.1)
Garden Fresh	(2.5)
Learfield Communications	(1.9)
Accelerate Parent Corp. (American Tire)	(1.7)
FiscalNote	(1.4)
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

Net Change in Unrealized Gains (Losses)
During the year ended March 31, 2021, we recognized gross unrealized gains of $101.8 million and gross unrealized losses of $78.4 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized gains of $23.3 million. Additional significant changes in unrealized gains (losses) for the year ended March 31, 2021 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
KLO Holdings, LLC	$11.9
NFA Group	5.4
ZPower, LLC	4.8
MYCOM	4.1
CARE Fertility	3.4
ChyronHego Corporation	3.3
CT Technologies Intermediate Holdings, Inc	3.0
Lanai Holdings III, Inc. (Patterson Medical)	2.4
Mannkind Corporation	2.4
McLarens	2.4
Spotted Hawk	(11.6)
Dynamic Product Tankers (Prime), LLC	(11.1)
Merx Aviation Finance, LLC	(8.7)
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I LLC)	(8.6)
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.)	(6.6)
Ambrosia Buyer Corp.	(4.4)
Paper Source	(2.5)
Renew Financial LLC (f/k/a Renewable Funding, LLC)	(2.0)
AVAD, LLC	(1.7)
Sequential Brands Group, Inc.	(1.6)

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

Liquidity and Capital Resources
The Company’s liquidity and capital resources are generated and generally available through periodic follow-on equity and debt offerings, our Senior Secured Facility (as defined in Note 8 to the financial statements), our senior secured notes, our senior unsecured notes, investments in special purpose entities in which we hold and finance particular investments on a non-recourse basis, as well as from cash flows from operations, investment sales of liquid assets and repayments of senior and subordinated loans and income earned from investments. For liquidity and capital resources information for the year ended March 31, 2019, see the Company's Form 10-K for the fiscal year ended March 31, 2020.
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
Debt
See Note 8 to the financial statements for information on the Company’s debt.
The following table shows the contractual maturities of our debt obligations as of March 31, 2021:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Senior Secured Facility (1)	$1,119.2	$—	$—	$1,119.2	$—
2025 Notes	350.0	—	—	350.0	—
Total Debt Obligations	$1,469.2	$—	$—	$1,469.2	$—
____________________
(1)As of March 31, 2021, aggregate lender commitments under the Senior Secured Facility totaled $1.81 billion and have $690.6 million of unused capacity. As of March 31, 2021, there were $0.2 million of letters of credit issued under the Senior Secured Facility as shown as part of total commitments in Note 10 to the financial statements.
Stockholders’ Equity
See Note 9 to the financial statements for information on the Company’s public offerings and share repurchase plans.
Distributions
Distributions paid to stockholders during the years ended March 31, 2021 and 2020 totaled $105.7 million ($1.62 per share) and $121.8 million ($1.80 per share), respectively. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. Although the tax character of distributions paid to stockholders through March 31, 2021 may include return of capital, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ended March 31, 2021. Tax characteristics of all distributions will be reported to stockholders on Form 1099 after the end of the calendar year. Our quarterly distributions, if any, will be determined by our Board of Directors.

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
PIK Income
For the years ended March 31, 2021 and 2020, PIK income totaled $6.5 million and $10.9 million on total investment income of $216.7 million and $276.9 million, respectively. In order to maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders annually in the form of distributions, even though the Company has not yet collected the cash. See Note 5 to the financial statements for more information on the Company’s PIK income.
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
Investment valuation risk
Because there is not a readily available market value for most of the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by our board of directors based on, among other things, the input of our management and audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” and “—Fair Value Measurements” as well as Notes 2 and 5 to our financial statements for the year ended March 31, 2021, for more information relating to our investment valuation.
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

As of March 31, 2021, all of our debt portfolio investments bore interest at variable rates, which generally are LIBOR-based (or based on an equivalent applicable currency rate) and typically have durations of one to six months after which they reset to current market interest rates, and many of which are subject to certain floors. Further, our Senior Secured Facility bears interest at LIBOR rates with no interest rate floors, while the 2025 Notes bears interest at a fixed rate. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. Potential changes, or uncertainty related to such potential changes, may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities, or the cost of our borrowings. Please see Part II - Other information, Item 1A. Risk Factors, “The interest rates of some of our floating-rate loans to our portfolio companies may be priced using a spread over LIBOR, which may be phased out in the future”.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of March 31, 2021, assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income		Net Investment Income Per Share
Up 200 basis points	$0.8	million	$0.012
Up 100 basis points	(5.0)	million	(0.077)
Up 50 basis points	(3.9)	million	(0.059)
Down 25 basis points	0.4	million	0.006
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

Item 8. Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2021. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2021 based upon criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of March 31, 2021 based on the criteria on Internal Control — Integrated Framework issued by COSO.
The effectiveness of the Company’s internal control over financial reporting as of March 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Apollo Investment Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying statements of assets and liabilities, including the schedules of investments, of Apollo Investment Corporation (the “Company”) as of March 31, 2021 and 2020, and the related statements of operations, changes in net assets and cash flows for each of the three years in the period ended March 31, 2021, including the related notes (collectively referred to as the “financial statements”). We also have audited the Company's internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended March 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
We have also previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets and liabilities, including the schedules of investments, as of March 31, 2019, 2018, 2017, 2016, 2015, 2014, 2013 and 2012, and the related statements of operations, changes in net assets and cash flows for the years ended March 31, 2019, 2018, 2017, 2016, 2015, 2014, 2013 and 2012 (none of which are presented herein), and we expressed unqualified opinions on those financial statements. In our opinion, the information set forth in the senior securities table of the Company for each of the ten years in the period ended March 31, 2021, appearing on pages 62-64, is fairly stated, in all material respects, in relation to the financial statements from which it has been derived.
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
Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of securities owned as of March 31, 2021 and 2020 by correspondence with the custodian, administrative agents and portfolio companies. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
Valuation of Level 3 Investments
As described in Notes 2 and 5 to the financial statements, level 3 investments represent 100% of the $2,449 million of investments held as of March 31, 2021. Management values its level 3 investments through a multi-step valuation process. As a part of that multi-step valuation process, the Board of Directors and the Audit Committee of the Board of Directors review the valuation models and assumptions prepared by the investment professionals of the Company’s investment advisor and valuations prepared by independent third-party valuation firms. The Company’s level 3 investments are valued using market quotations when readily available, if and when market quotations are unavailable or deemed not representative of fair value, the level 3 investments are valued using a market approach, an income approach, or both approaches, as determined to be appropriate by management. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) discounted to a single present value amount. The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that management may take into account in fair value pricing investments include observable market inputs together with significant unobservable inputs, including relevant comparable company multiples, discount rates, residual values, commodity prices, expected volatility, recoverable amounts, recent transactions, sales proceeds, transaction prices and implied illiquidity discounts.
The principal considerations for our determination that performing procedures relating to the valuation of level 3 investments is a critical audit matter are the significant judgment by management to determine the fair value of these level 3 investments, which included significant unobservable inputs related to comparable company multiples, discount rates and residual values. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing audit procedures and evaluating the audit evidence obtained related to the comparable company multiples, discount rates and residual values. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to the valuation of level 3 investments, including controls over the Company’s methods, data and significant unobservable inputs. These procedures also included, among others, testing the completeness, accuracy, reliability, and relevance of key data and calculations used in the models and the involvement of professionals with specialized skill and knowledge to assist in either (i) testing management’s process, which entails evaluating the appropriateness of the methodology applied by management and the reasonableness of significant unobservable inputs used in the methodology, specifically comparable company multiples, discount rates, and residual values for certain investments, as applicable; or (ii) developing an independent fair value range for the investments, and comparison of the fair value range to the fair value estimates prepared by management for certain investments.
/s/ PricewaterhouseCoopers LLP

New York, New York
May 20, 2021

We have served as the Company’s auditor since 2004.

APOLLO INVESTMENT CORPORATION
STATEMENTS OF ASSETS AND LIABILITIES
(In thousands, except share and per share data)

	March 31, 2021	March 31, 2020

Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost — $1,871,073 and $2,298,548, respectively)	$1,844,627	$2,191,327
Non-controlled/affiliated investments (cost — $133,428 and $135,346, respectively)	50,874	60,241
Controlled investments (cost — $711,898 and $655,719, respectively)	553,650	533,865
Cash and cash equivalents	50,180	37,301
Foreign currencies (cost — $4,462 and $6,369, respectively)	4,444	6,375
Receivable for investments sold	1,351	978
Interest receivable	13,135	19,151
Dividends receivable	3,793	5,034
Deferred financing costs	21,528	16,054
Prepaid expenses and other assets	907	732
Total Assets	$2,544,489	$2,871,058

Liabilities
Debt	$1,465,371	$1,794,617
Payable for investments purchased	—	—
Distributions payable	23,493	29,367
Management and performance-based incentive fees payable	8,666	10,289
Interest payable	2,096	2,887
Accrued administrative services expense	794	2,796
Other liabilities and accrued expenses	7,739	6,787
Total Liabilities	$1,508,159	$1,846,743
Commitments and contingencies (Note 10)
Net Assets	$1,036,330	$1,024,315

Net Assets
Common stock, $0.001 par value (130,000,000 shares authorized; 65,259,176 and 65,259,176 shares issued and outstanding, respectively)	$65	$65
Capital in excess of par value	2,099,876	2,099,876
Accumulated under-distributed (over-distributed) earnings	(1,063,611)	(1,075,626)
Net Assets	$1,036,330	$1,024,315

Net Asset Value Per Share	$15.88	$15.70
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended March 31,
	2021	2020	2019
Investment Income
Non-controlled/non-affiliated investments:
Interest income (excluding Payment-in-kind (“PIK”) interest income)	$178,277	$201,908	$164,186
Dividend income	753	331	4
PIK interest income	5,447	7,208	3,365
Other income	2,472	7,609	8,135
Non-controlled/affiliated investments:
Interest income (excluding PIK interest income)	118	484	—
Dividend income	1,308	1,286	1,198
PIK interest income	15	515	—
Other income	—	—	—
Controlled investments:
Interest income (excluding PIK interest income)	25,624	47,212	58,868
Dividend income	1,691	7,150	14,100
PIK interest income	1,044	3,213	5,220
Other income	—	—	—
Total Investment Income	$216,749	$276,916	$255,076
Expenses
Management fees	$36,434	$40,360	$35,733
Performance-based incentive fees	—	1,983	21,190
Interest and other debt expenses	55,416	73,398	58,319
Administrative services expense	4,765	6,335	6,772
Other general and administrative expenses	10,495	9,999	11,378
Total expenses	107,110	132,075	133,392
Management and performance-based incentive fees waived	—	—	(5,542)
Management fee offset rebate	(25)	—	—
Expense reimbursements	(362)	(433)	(523)
Net Expenses	$106,723	$131,642	$127,327
Net Investment Income	$110,026	$145,274	$127,749
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses):
Non-controlled/non-affiliated investments	$(13,113)	$(6,028)	$(22,109)
Non-controlled/affiliated investments	(4,285)	(731)	2,007
Controlled investments	—	—	—
Option contracts	—	—	(29,995)
Foreign currency transactions	(4,108)	4,816	64
Extinguishment of debt	—	(4,375)	—
Net realized gains (losses)	(21,506)	(6,318)	(50,033)
Net change in unrealized gains (losses):
Non-controlled/non-affiliated investments	69,431	(80,303)	(5,454)
Non-controlled/affiliated investments	3,894	(57,714)	(12,403)
Controlled investments	(36,393)	(116,183)	(11,571)
Option contracts	—	—	19,145
Foreign currency translations	(13,591)	(820)	4,513
Net change in unrealized gains (losses)	23,341	(255,020)	(5,770)
Net Realized and Change in Unrealized Gains (Losses)	$1,835	$(261,338)	$(55,803)
Net Increase (Decrease) in Net Assets Resulting from Operations	$111,861	$(116,064)	$71,946
Earnings (Loss) Per Share — Basic	$1.71	$(1.73)	$1.02
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
STATEMENTS OF CHANGES IN NET ASSETS
(In thousands, except share data)

	Year Ended March 31,
	2021	2020	2019
Operations
Net investment income	$110,026	$145,274	$127,749
Net realized gains (losses)	(21,506)	(6,318)	(50,033)
Net change in unrealized gains (losses)	23,341	(255,020)	(5,770)
Net Increase (Decrease) in Net Assets Resulting from Operations	$111,861	$(116,064)	$71,946

Distributions to Stockholders
Distribution of net investment income	$(99,846)	$(120,107)	$(112,042)
Distribution of return of capital	—	—	(14,533)
Net Increase (Decrease) in Net Assets Resulting from Distributions to Stockholders	$(99,846)	$(120,107)	$(126,575)

Capital Share Transactions
Repurchase of common stock	$—	$(52,141)	$(50,830)
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	$—	$(52,141)	$(50,830)

Net Assets
Net increase (decrease) in net assets during the period	$12,015	$(288,312)	$(105,459)
Net assets at beginning of period	1,024,315	1,312,627	1,418,086
Net Assets at End of Period	$1,036,330	$1,024,315	$1,312,627

Capital Share Activity
Shares repurchased during the period	—	(3,617,810)	(3,227,046)
Shares issued and outstanding at beginning of period	65,259,176	68,876,986	72,104,032
Shares Issued and Outstanding at End of Period	65,259,176	65,259,176	68,876,986
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended March 31,
	2021	2020	2019
Operating Activities
Net increase (decrease) in net assets resulting from operations	$111,861	$(116,064)	$71,946
Net realized (gains) losses	21,506	6,318	50,033
Net change in unrealized (gains) losses	(23,341)	255,020	5,770
Net amortization of premiums and accretion of discounts on investments	(11,174)	(9,458)	(6,430)
Accretion of discount on notes	593	595	593
Amortization of deferred financing costs	5,074	5,015	4,842
Increase in gains/(losses) from foreign currency transactions	(4,071)	4,816	64
PIK interest and dividends capitalized	(6,774)	(20,083)	(6,412)
Changes in operating assets and liabilities:
Purchases of investments	(617,096)	(1,866,949)	(1,319,211)
Proceeds from sales and repayments of investments	990,451	1,256,910	1,083,139
Purchases of option contracts	—	—	—
Proceeds from option contracts	—	—	—
Net settlement of option contracts	—	—	(9,002)
Decrease (increase) in interest receivable	6,040	5,110	(2,012)
Decrease (increase) in dividends receivable	1,241	(1,286)	(1,198)
Decrease (increase) in prepaid expenses and other assets	(175)	(396)	83
Increase (decrease) in management and performance-based incentive fees payable	(1,623)	1,409	(7,705)
Increase (decrease) in interest payable	(791)	(2,931)	508
Increase (decrease) in accrued administrative services expense	(2,002)	(187)	476
Increase (decrease) in other liabilities and accrued expenses	952	(299)	1,884
Net Cash Used in/Provided by Operating Activities	$470,671	$(482,460)	$(132,632)
Financing Activities
Issuances of debt	$185,481	$1,450,431	$973,250
Payments of debt	(529,290)	(790,778)	(631,000)
Financing costs paid and deferred	(10,171)	(844)	(9,908)
Repurchase of common stock	—	(52,141)	(50,830)
Distributions paid	(105,720)	(121,781)	(127,980)
Net Cash Used in/Provided Financing Activities	$(459,700)	$484,887	$153,532

Cash, Cash Equivalents, Foreign Currencies and Collateral on Option Contracts
Net increase (decrease) in cash, cash equivalents, foreign currencies and collateral on option contracts during the period	$10,971	$2,427	$20,900
Effect of foreign exchange rate changes on cash and cash equivalents	(23)	60	(60)
Cash, cash equivalents, foreign currencies and collateral on option contracts at beginning of period	43,676	41,189	20,349
Cash, Cash Equivalents, Foreign Currencies and Collateral on Option Contracts at the End of Period	$54,624	$43,676	$41,189

Supplemental Disclosure of Cash Flow Information
Cash interest paid	$50,478	$70,748	$52,436

Non-Cash Activity
PIK income	$6,506	$10,936	$8,585
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2021
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (28)	Fair Value (1)(29)
Advertising, Printing & Publishing
FingerPaint Marketing
KL Charlie Acquisition Company	First Lien Secured Debt	7.25% (3M L+625, 1.00% Floor)	12/30/26	$18,653	$18,292	$18,467	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/30/26	2,190	(29)	(22)	(8)(9) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	12/30/26	4,380	(29)	(44)	(8)(9) (21)(23)
KL Charlie Co-Invest, L.P.	Common Equity - Common Stock	N/A	N/A	218,978 Shares	219	239	(9)(13) (25)
					18,453	18,640
Simplifi Holdings, Inc.
Simplifi Holdings, Inc.	First Lien Secured Debt	7.25% (6M L+625, 1.00% Floor)	08/02/25	38,440	37,919	37,867	(9)
	First Lien Secured Debt - Revolver	8.50% (P+525)	08/02/25	1,440	1,440	1,418	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	08/02/25	960	(40)	(14)	(8)(9) (21)(23)
					39,319	39,271
		Total Advertising, Printing & Publishing			$57,772	$57,911
Aerospace & Defense
Erickson Inc
Erickson Inc	First Lien Secured Debt - Revolver	9.00% (3M L+750, 1.50% Floor)	04/28/22	$30,469	$30,469	$30,012	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	04/28/22	4,091	(101)	(61)	(8)(9) (21)(23)
	First Lien Secured Debt - Letters of Credit	7.50%	04/23/21 - 11/23/22	1,440	—	(21)	(8)(9) (23)
		Total Aerospace & Defense			$30,368	$29,930
Automotive
Crowne Automotive
Vari-Form Group, LLC	First Lien Secured Debt	11.00% (7.00% Cash plus 4.00% PIK)	02/02/23	$5,860	$901	$293	(9)(14)
Vari-Form Inc.	First Lien Secured Debt	11.00% (7.00% Cash plus 4.00% PIK)	02/02/23	2,110	391	105	(9)(14)
					1,292	398
K&N Parent, Inc.
K&N Parent, Inc.	Second Lien Secured Debt	9.75% (3M L+875, 1.00% Floor)	10/21/24	23,765	23,549	21,982
Truck-Lite Co., LLC
TL Lighting Holdings, LLC	Common Equity - Equity	N/A	N/A	350 Shares	350	345	(9)(13)
Truck-Lite Co., LLC	First Lien Secured Debt	7.25% (3M L+625, 1.00% Floor)	12/14/26	28,585	28,029	28,088	(9)
	First Lien Secured Debt - Revolver	7.25% (3M L+625, 1.00% Floor)	12/13/24	1,526	1,526	1,508	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/13/24	1,432	(53)	(17)	(8)(9) (21)(23)
	First Lien Secured Debt - Letters of Credit	6.25%	11/30/21 - 12/21/21	94	—	(1)	(8)(9) (23)
					29,852	29,923
		Total Automotive			$54,693	$52,303
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2021
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (28)	Fair Value (1)(29)
Aviation and Consumer Transport
Merx Aviation Finance, LLC
Merx Aviation Finance, LLC (5)	First Lien Secured Debt - Revolver	10.00%	10/31/23	$190,500	$190,500	$190,500	(23)
	First Lien Secured Debt - Letter of Credit	2.25%	07/13/21	177	—	—	(23)
	Common Equity - Membership Interests	N/A	N/A	N/A	120,300	125,061	(25)
					310,800	315,561
Primeflight
PrimeFlight Aviation Services, Inc.	First Lien Secured Debt	6.50% (1M L+550, 1.00% Floor)	05/09/24	17,478	17,229	17,088	(9)
		Total Aviation and Consumer Transport			$328,029	$332,649
Beverage, Food & Tobacco
Bolthouse Farms
Wm. Bolthouse Farms, Inc.	Common Equity - Common Stock	N/A	N/A	1,000,000 Shares	$1,001	$1,070	(13)
Eagle Foods
Eagle Foods Family Group, LLC	First Lien Secured Debt	7.50% (3M L+650, 1.00% Floor)	06/14/24	23,458	23,317	23,224	(9)
	First Lien Secured Debt - Revolver	7.50% (3M L+650, 1.00% Floor)	06/14/23	750	750	742	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	06/14/23	3,000	(19)	(30)	(8)(9) (21)(23)
					24,048	23,936
Florida Food Products, Inc.
Florida Food Products, Inc.	First Lien Secured Debt	7.50% (3M L+650, 1.00% Floor)	09/08/25	22,705	22,345	22,592	(9)
	First Lien Secured Debt	8.25% (3M L+725, 1.00% Floor)	09/08/25	2,977	2,795	2,977	(9)
Florida Food Products, LLC	First Lien Secured Debt - Revolver	7.50% (3M L+650, 1.00% Floor)	09/06/23	479	479	477	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	09/06/23	1,233	(21)	(6)	(8)(9) (21)(23)
					25,598	26,040
Orgain, Inc.
Butterfly Fighter Co-Invest, L.P.	Common Equity - Membership Interests	N/A	N/A	1,000,000 Shares	1,005	1,275	(13)
TNT Crust LLC
TNT Crust LLC	First Lien Secured Debt	7.75% (3M L+675, 1.00% Floor)	11/06/23	20,473	20,223	20,166	(9)
	First Lien Secured Debt - Revolver	7.75% (3M L+675, 1.00% Floor)	11/06/23	325	325	320	(9)(23)
	First Lien Secured Debt - Revolver	7.75% (1M L+675, 1.00% Floor)	11/06/23	813	813	801	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	11/06/23	2,114	(36)	(32)	(8)(9) (21)(23)
	Common Equity - Series A Units	N/A	N/A	244 Shares	30	276	(9)(13)
					21,355	21,531
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2021
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (28)	Fair Value (1)(29)
Turkey Hill
IC Holdings LLC	Common Equity - Series A Units	N/A	N/A	169 Shares	169	351	(9)(13)
THLP CO. LLC	First Lien Secured Debt	7.00% (12M L+600, 1.00% Floor)	05/30/25	2,787	2,763	2,759	(9)
	First Lien Secured Debt	8.25% (P+500)	05/30/25	1	1	1	(9)
	First Lien Secured Debt	7.00% (2M L+600, 1.00% Floor)	05/30/25	19,562	19,290	19,366	(9)
	First Lien Secured Debt - Revolver	8.25% (P+500)	05/31/24	2,360	2,360	2,336	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	05/31/24	2,135	(57)	(21)	(8)(9) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	05/30/25	2,809	(39)	(28)	(8)(9) (21)(23)
					24,487	24,764
		Total Beverage, Food & Tobacco			$97,494	$98,616
Business Services
Access Information
Access CIG, LLC	Second Lien Secured Debt	7.87% (1M L+775)	02/27/26	$15,900	$15,807	$15,709
Ambrosia Buyer Corp.
Ambrosia Buyer Corp.	Second Lien Secured Debt	9.00%	08/28/25	21,429	20,536	12,795	(14)
AML Rightsource
Gabriel Partners, LLC	First Lien Secured Debt	7.25% (6M L+625, 1.00% Floor)	09/21/26	10,176	9,945	9,971	(9)
	First Lien Secured Debt - Revolver	7.25% (6M L+625, 1.00% Floor)	09/21/26	443	443	435	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	09/21/26	222	(15)	(4)	(8)(9) (21)(23)
					10,373	10,402
Claritas
Claritas, LLC	First Lien Secured Debt	7.00% (3M L+600, 1.00% Floor)	12/21/23	3,746	3,724	3,708	(9)
	First Lien Secured Debt - Revolver	7.00% (3M L+600, 1.00% Floor)	12/21/23	129	129	128	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/21/23	902	(6)	(9)	(8)(9) (21)(23)
					3,847	3,827
Continuum
Continuum Global Solutions, LLC	First Lien Secured Debt - Revolver	6.50% (1M L+550, 1.00% Floor)	02/15/22	5,317	5,317	5,224	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	02/15/22	14,683	(142)	(257)	(8)(9) (21)(23)
	Preferred Equity - Preferred Equity	N/A	N/A	775 Shares	78	78	(9)(13)
					5,253	5,045
Education Personnel
Arthur Bidco Limited	First Lien Secured Debt	6.00% (1M GBPL+550, 0.50% Floor)	08/31/24	£4,035	5,162	5,309	(9)(17)
	First Lien Secured Debt - Revolver	6.00% (1M GBPL+550, 0.50% Floor)	08/31/24	£1,471	1,881	1,933	(9)(17) (23)
					7,043	7,242
Electro Rent Corporation
Electro Rent Corporation	Second Lien Secured Debt	10.00% (3M L+900, 1.00% Floor)	01/31/25	34,235	33,672	33,722	(9)
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2021
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (28)	Fair Value (1)(29)
Elo Touch
TGG TS Acquisition Company	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/14/23	1,750	—	(33)	(8)(21) (23)
Ensemble Health
EHL Merger Sub, LLC	First Lien Secured Debt - Unfunded Revolver	0.25% Unfunded	08/01/24	4,155	(254)	(140)	(8)(21) (23)
Jacent
Jacent Strategic Merchandising	First Lien Secured Debt	6.75% (3M L+575, 1.00% Floor)	04/23/24	22,352	22,146	21,896	(9)
	First Lien Secured Debt - Revolver	6.75% (3M L+575, 1.00% Floor)	04/23/24	2,567	2,567	2,514	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	04/23/24	933	(32)	(19)	(8)(9) (21)(23)
	Common Equity - Common Stock	N/A	N/A	5,000 Shares	500	313	(9)(13)
JSM Equity Investors, L.P.	Preferred Equity - Class P Partnership Units	N/A	N/A	114 Shares	11	11	(9)(13) (25)
					25,192	24,715
Jones & Frank
JF Acquisition, LLC	First Lien Secured Debt	6.50% (12M L+550, 1.00% Floor)	07/31/24	13,139	12,963	12,965	(9)
	First Lien Secured Debt	6.50% (3M L+550, 1.00% Floor)	07/31/24	169	167	167	(9)
	First Lien Secured Debt - Revolver	6.50% (1M L+550, 1.00% Floor)	07/31/24	628	628	619	(9)(23)
	First Lien Secured Debt - Revolver	6.50% (12M L+550, 1.00% Floor)	07/31/24	628	628	619	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	07/31/24	314	(21)	(4)	(8)(9) (21)(23)
					14,365	14,366
MAKS
Trident Bidco Limited	First Lien Secured Debt	6.50% (6M L+550, 1.00% Floor)	11/08/25	34,562	33,765	34,013	(9)(17)
McLarens
Margaux Acquisition Inc.	First Lien Secured Debt	6.75% (3M L+575, 1.00% Floor)	12/19/24	23,054	22,766	22,876	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/19/24	1,601	(20)	(12)	(8)(9) (21)(23)
Margaux UK Finance Limited	First Lien Secured Debt	6.75% (3M GBPL+575, 1.00% Floor)	12/19/24	£7,183	8,965	9,835	(9)(17)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/19/24	£541	(8)	(6)	(8)(9) (17)(21)(23)
					31,703	32,693
Naviga
Naviga Inc. (fka Newscycle Solutions, Inc.)	First Lien Secured Debt	8.00% (3M L+700, 1.00% Floor)	12/29/22	11,024	10,910	10,914	(9)
	First Lien Secured Debt - Revolver	8.00% (1M L+700, 1.00% Floor)	12/29/22	240	240	238	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/29/22	260	(4)	(3)	(8)(9) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	12/29/22	1,282	(15)	(13)	(8)(9) (21)(23)
					11,131	11,136
PSI Services, LLC
Lifelong Learner Holdings, LLC	First Lien Secured Debt	6.75% (3M L+575, 1.00% Floor)	10/19/26	32,536	32,005	31,420	(9)
	First Lien Secured Debt - Revolver	6.75% (3M L+575, 1.00% Floor)	10/20/25	1,039	1,039	1,009	(9)(23)
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2021
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (28)	Fair Value (1)(29)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	10/20/25	1,946	(45)	(57)	(8)(9) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	10/19/26	2,388	(19)	(82)	(8)(9) (21)(23)
					32,980	32,290
RA Outdoors, LLC (Active Outdoors)
RA Outdoors, LLC	First Lien Secured Debt	5.75% (6M L+475, 1.00% Floor)	09/11/24	6,525	6,461	6,460	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	09/09/22	1,200	(7)	—	(9)(21) (23)
	Second Lien Secured Debt	9.75% (6M L+875, 1.00% Floor)	09/11/25	31,950	31,504	31,311	(9)
					37,958	37,771
Soliant
Soliant Health, Inc.	Common Equity - Membership Interests	N/A	N/A	300 Shares	300	374	(9)(13)
Soliant Holdings, LLC	First Lien Secured Debt	6.50% (1M L+550, 1.00% Floor)	12/31/26	16,274	16,007	16,274	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/31/24	1,936	(29)	—	(9)(21) (23)
					16,278	16,648
Transplace Holdings, Inc.
Transplace Holdings, Inc.	Second Lien Secured Debt	9.75% (3M L+875, 1.00% Floor)	10/06/25	8,599	8,476	8,513
US Legal Support
US Legal Support Investment Holdings, LLC	Common Equity - Series A-1 Units	N/A	N/A	631,972 Shares	632	474	(9)(13)
USLS Acquisition, Inc.	First Lien Secured Debt	6.75% (3M L+575, 1.00% Floor)	12/02/24	24,250	23,948	22,785	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/02/24	1,508	(20)	(93)	(8)(9) (21)(23)
	First Lien Secured Debt - Letters of Credit	5.75%	05/23/21 - 12/31/21	100	—	(6)	(8)(9) (23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	12/02/24	670	(7)	(24)	(8)(9) (21)(23)
					24,553	23,136
		Total Business Services			$332,678	$323,850
Chemicals, Plastics & Rubber
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I LLC)
Carbonfree Chemicals Holdings LLC (4)	Common Equity - Common Equity / Interest	N/A	N/A	2,288 Shares	$45,391	$25,424	(13)(16) (25)
Carbonfree Chemicals SA LLC (4)	Common Equity - Class B Units	N/A	N/A	3,152 Shares	32,434	—	(3)(13) (16)(25)
					77,825	25,424
Niacet Corporation
Hare Bidco, Inc.	Second Lien Secured Debt	9.75% (1M E+875, 1.00% Floor)	08/01/24	€11,351	12,165	13,307
Westfall Technik, Inc.
Westfall Technik, Inc.	First Lien Secured Debt	7.25% (1M L+625, 1.00% Floor)	09/13/24	15,777	15,588	15,355	(9)
	First Lien Secured Debt - Revolver	7.25% (1M L+625, 1.00% Floor)	09/13/24	1,750	1,750	1,702	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	09/13/24	269	(23)	(7)	(8)(9) (21)(23)
					17,315	17,050
		Total Chemicals, Plastics & Rubber			$107,305	$55,781
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2021
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (28)	Fair Value (1)(29)
Construction & Building
Englert
Gutter Buyer, Inc.	First Lien Secured Debt	7.25% (1M L+625, 1.00% Floor)	03/06/25	$28,629	$28,267	$28,022	(9)
	First Lien Secured Debt - Revolver	8.50% (P+525)	03/06/24	409	409	401	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	03/06/24	2,279	(40)	(43)	(8)(9) (21)(23)
	First Lien Secured Debt - Letter of Credit	6.25%	07/01/21	39	—	(1)	(8)(9) (23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	03/06/25	55	(33)	(1)	(8)(9) (21)(23)
Gutter Holdings, LP	Common Equity - Common Stock	N/A	N/A	500 Shares	500	1,128	(9)(13)
		Total Construction & Building			$29,103	$29,506
Consumer Goods – Durable
A&V
A&V Holdings Midco, LLC	First Lien Secured Debt	6.38% (3M L+538, 1.00% Floor)	03/10/27	$10,854	$10,514	$10,550
	First Lien Secured Debt - Unfunded Revolver	0.375% Unfunded	03/10/25	1,505	(107)	(89)	(8)(21) (23)
					10,407	10,461
KDC
KDC US Holdings	First Lien Secured Debt - Revolver	3.11% (1M L+300)	12/21/23	2,696	2,696	2,635	(23)
	First Lien Secured Debt - Unfunded Revolver	0.38% Unfunded	12/21/23	3,270	—	(74)	(8)(21) (23)
	First Lien Secured Debt - Letter of Credit	3.00%	11/06/21 - 03/16/22	50	—	(1)	(8)(23)
	First Lien Secured Debt - Letters of Credit	3.00%	02/05/22	£4	—	—	(23)
					2,696	2,560
KLO Holdings, LLC
1244311 B.C. Ltd. (4)	First Lien Secured Debt	6.00% (1M L+500, 1.00% Floor)	09/25/25	2,993	2,993	2,857	(17)
	First Lien Secured Debt	6.00% (3M L+500 PIK, 1.00% Floor)	09/25/25	1,016	1,016	965	(17)
	Common Equity - Common Stock	N/A	N/A	1,000,032 Shares	1,000	1,719	(2)(13) (17)(25)
9357-5991 Quebec Inc. (4)	First Lien Secured Debt	11.25% (3M L+775 Cash plus 2.00% PIK)	04/07/22	3,945	—	—	(14)
					5,009	5,541
Liqui-Box
Liqui-Box Holdings, Inc.	First Lien Secured Debt - Revolver	5.50% (3M L+450, 1.00% Floor)	02/26/25	1,661	1,661	1,660	(23)
	First Lien Secured Debt - Revolver	6.75% (P+350)	02/26/25	190	190	190	(23)
	First Lien Secured Debt - Revolver	5.50% (1M L+450, 1.00% Floor)	02/26/25	475	475	474	(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	02/26/25	1,161	(28)	(1)	(8)(21) (23)
	First Lien Secured Debt - Letter of Credit	4.50%	06/30/21	€42	—	—	(23)
	First Lien Secured Debt - Letters of Credit	4.50%	09/27/21 - 12/31/24	32	—	—	(23)
					2,298	2,323
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2021
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (28)	Fair Value (1)(29)
NSi Industries
Wildcat BuyerCo, Inc.	First Lien Secured Debt	6.25% (3M L+525, 1.00% Floor)	02/27/26	7,174	6,878	7,074
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	02/27/26	717	(13)	(10)	(8)(21) (23)
	First Lien Secured Debt - Letter of Credit	5.25%	08/30/21	8	—	—	(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	02/27/26	2,029	(29)	(28)	(8)(21) (23)
Wildcat Parent LP	Common Equity - Common Stock	N/A	N/A	1,070 Shares	107	141	(13)
					6,943	7,177
Sorenson Holdings, LLC
Sorenson Holdings, LLC	Common Equity - Membership Interests	N/A	N/A	587 Shares	—	484	(10)(13)
		Total Consumer Goods – Durable			$27,353	$28,546
Consumer Goods – Non-durable
3D Protein
Protein For Pets Opco, LLC	First Lien Secured Debt	5.50% (3M L+450, 1.00% Floor)	11/28/25	$11,487	$11,322	$11,429	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	05/31/24	2,219	(37)	(11)	(8)(9) (21)(23)
					11,285	11,418
Beauty Industry Group (BIG)
BIG Buyer, LLC	First Lien Secured Debt	7.50% (6M L+650, 1.00% Floor)	11/20/23	19,428	19,121	19,247	(9)
	First Lien Secured Debt - Revolver	7.50% (1M L+650, 1.00% Floor)	11/20/23	722	722	708	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	11/20/23	1,083	(29)	(22)	(8)(9) (21)(23)
					19,814	19,933
Dan Dee
Project Comfort Buyer, Inc.	First Lien Secured Debt	8.00% (3M L+700, 1.00% Floor)	02/01/25	22,435	22,003	21,457	(9)
	First Lien Secured Debt	8.00% (12M L+700, 1.00% Floor)	02/01/25	3,848	3,789	3,680	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	02/01/24	3,462	(59)	(161)	(8)(9) (21)(23)
	Preferred Equity - Preferred Equity	N/A	N/A	461,538 Shares	462	212	(9)(13)
					26,195	25,188
LashCo
Lash OpCo, LLC	First Lien Secured Debt	9.25% (P+600)	03/18/26	10,223	9,988	9,943	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	09/18/25	697	(16)	(19)	(8)(9) (21)(23)
					9,972	9,924
Olaplex
Olaplex, Inc.	First Lien Secured Debt	7.50% (1M L+650, 1.00% Floor)	01/08/26	12,300	12,104	12,210	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	01/08/25	2,300	(35)	(19)	(8)(9) (21)(23)
					12,069	12,191
Sequential Brands Group, Inc.
Sequential Brands Group, Inc.	Second Lien Secured Debt	9.75% (1M L+875, 1.00% Floor)	02/07/24	12,837	12,777	10,536	(17)
		Total Consumer Goods – Non-durable			$92,112	$89,190
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2021
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date		Par/Shares (12)	Cost (28)	Fair Value (1)(29)
Consumer Services
Clarus Commerce
Marlin DTC-LS Midco 2, LLC	First Lien Secured Debt	7.50% (6M L+650, 1.00% Floor)	07/01/25		$19,127	$18,817	$18,744
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	07/01/25		685	(8)	(14)	(8)(21) (23)
						18,809	18,730
First Heritage
First Heritage Credit, LLC	First Lien Secured Debt	4.87% (1M L+475)	04/02/22		18,000	17,945	17,883	(9)
	First Lien Secured Debt - Revolver	5.62% (1M L+550)	04/02/22		747	747	743	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	04/02/22		3,003	(13)	(18)	(8)(9) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	04/02/22		8,250	(33)	(54)	(8)(9) (21)(23)
						18,646	18,554
Go Car Wash
Go Car Wash Management Corp.	First Lien Secured Debt	6.75% (1M L+575, 1.00% Floor)	12/31/26		1,838	1,808	1,796	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/31/26		417	(5)	(9)	(8)(9) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	12/31/26		2,742	(17)	(62)	(8)(9) (21)(23)
						1,786	1,725
Lending Point
LendingPoint LLC	First Lien Secured Debt	11.50% (3M L+1050, 1.00% Floor)	12/30/25		11,375	11,267	11,253	(9)
	First Lien Secured Debt - Revolver	6.75% (3M L+575, 1.00% Floor)	12/30/25		1,000	991	989	(9)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	12/30/25		6,125	(58)	(66)	(8)(9) (21)(23)
						12,200	12,176
Nutrisystem
Nutrisystem, Inc.	First Lien Secured Debt	7.50% (1M L+650, 1.00% Floor)	12/08/25		8,800	8,634	8,663
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/08/25		200	(4)	(3)	(8)(21) (23)
						8,630	8,660
Only About Children
Nemo (BC) Bidco Pty Ltd	First Lien Secured Debt	7.75% (1M BBSW+675, 1.00% Floor)	04/06/24	A$	6,768	4,938	4,949	(17)
	First Lien Secured Debt - Unfunded Delayed Draw	3.04% Unfunded	04/06/24	A$	232	(6)	(7)	(8)(17) (21)(23)
						4,932	4,942
Paper Source
Paper Source, Inc.	First Lien Secured Debt	8.00% (3M L+700, 1.00% Floor)	05/22/24		11,322	11,179	8,831	(9)
	First Lien Secured Debt	11.00% (1M L+1000, 1.00% Floor)	06/30/21		1,691	1,691	1,691	(9)
	First Lien Secured Debt	13.00% (3M L+1200, 1.00% Floor)	02/26/21		556	556	434	(9)(11)
	First Lien Secured Debt - Revolver	8.00% (3M L+700, 1.00% Floor)	05/22/24		3,082	3,044	2,404	(9)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	06/30/21		1,597	(75)	—	(9)(21) (23)
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2021
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (28)	Fair Value (1)(29)
	Preferred Equity - Preferred Equity	N/A	N/A	658 Shares	—	—	(9)(13) (25)
	Common Equity - Class A Common Stock	N/A	N/A	20,548 Shares	—	—	(9)(13) (25)
					16,395	13,360
Pinstripe Holdings, LLC
Pinstripe Holdings, LLC	First Lien Secured Debt	7.00% (1M L+600, 1.00% Floor)	01/17/25	6,860	6,773	6,798
The Club Company
Eldrickco Limited	First Lien Secured Debt	6.75% (6M GBPL+625 PIK, 0.50% Floor)	11/21/25	£10,976	13,797	14,336	(9)(17)
	First Lien Secured Debt - Revolver	6.75% (6M GBPL+625 PIK, 0.50% Floor)	05/21/25	£356	410	464	(9)(17) (23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.93% Unfunded	11/21/25	£3,934	(85)	(253)	(8)(9) (17)(21)(23)
					14,122	14,547
US Auto
U.S. Auto Finance, Inc.	First Lien Secured Debt	6.25% (3M L+525, 1.00% Floor)	04/17/24	11,842	11,875	11,810	(9)
	First Lien Secured Debt - Revolver	7.00% (3M L+600, 1.00% Floor)	04/17/24	6,734	6,734	6,715	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	04/17/24	6,600	(36)	(18)	(8)(9) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	04/17/24	8,222	(21)	—	(9)(21) (23)
					18,552	18,507
		Total Consumer Services			$120,845	$117,999
Diversified Investment Vehicles, Banking, Finance, Real Estate
Celink
Compu-Link Corporation	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	06/11/24	$2,273	$(33)	$(27)	(8)(9) (21)(23)
Peer Advisors, LLC	First Lien Secured Debt	6.50% (1M L+550, 1.00% Floor)	06/11/24	19,034	18,759	18,809	(9)
					18,726	18,782
Exeter Property Group, LLC
Exeter Property Group, LLC	First Lien Secured Debt	4.62% (1M L+450)	08/28/24	4,550	4,508	4,550	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	08/28/24	192	(2)	—	(9)(21) (23)
					4,506	4,550
Flock Financial, LLC
Flock SPV I, LLC	First Lien Secured Debt	7.50% (1M L+650, 1.00% Floor)	08/30/22	14,533	14,505	14,388	(9)(17)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	08/30/22	1,333	(5)	(13)	(8)(9) (17)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	08/30/22	4,133	(38)	(41)	(8)(9) (17)(21)(23)
					14,462	14,334
Golden Bear
Golden Bear 2016-R, LLC (4)	Structured Products and Other - Membership Interests		09/20/42	N/A	16,812	11,289	(3)(17)
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2021
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (28)	Fair Value (1)(29)
Purchasing Power, LLC
Purchasing Power Funding I, LLC	First Lien Secured Debt - Revolver	7.50% (1M L+650, 1.00% Floor)	01/24/24	8,383	8,384	8,334	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.40% Unfunded	01/24/24	729	—	(4)	(8)(9) (21)(23)
					8,384	8,330
Ten-X, LLC
Ten-X, LLC	First Lien Secured Debt - Revolver	3.36% (1M L+325)	09/29/22	4,680	4,554	4,485	(23)
	Total Diversified Investment Vehicles, Banking, Finance, Real Estate				$67,444	$61,770
Education
NFA Group
SSCP Spring Bidco Limited	First Lien Secured Debt	6.75% (6M GPBL+625, 0.50% Floor)	07/30/25	£30,000	$36,161	$41,159	(9)(17)
			Total Education		$36,161	$41,159
Energy – Electricity
Renew Financial LLC (f/k/a Renewable Funding, LLC)
AIC SPV Holdings II, LLC (4)	Preferred Equity - Preferred Stock	N/A	N/A	143 Shares	$534	$498	(15)(17) (25)
Renew Financial LLC (f/k/a Renewable Funding, LLC) (4)	Preferred Equity - Series B Preferred Stock	N/A	N/A	1,505,868 Shares	8,343	42	(13)(25)
	Preferred Equity - Series D Preferred Stock	N/A	N/A	436,689 Shares	5,568	28	(13)(25)
	Preferred Equity - Series E Preferred Stock	N/A	N/A	441,576 Shares	1,902	5,106	(13)(17) (25)
Renew JV LLC (4)	Common Equity - Membership Interests	N/A	N/A	671,194 Shares	671	776	(13)(17) (25)
					17,018	6,450
Solarplicity Group Limited (f/k/a AMP Solar UK)
Solarplicity UK Holdings Limited	First Lien Secured Debt	4.00%	03/08/23	£5,562	7,637	2,534	(14)(17)
	Preferred Equity - Preferred Stock	N/A	N/A	4,286 Shares	5,623	—	(2)(13) (17)
	Common Equity - Ordinary Shares	N/A	N/A	2,825 Shares	4	—	(2)(13) (17)
					13,264	2,534
		Total Energy – Electricity			$30,282	$8,984
Energy – Oil & Gas
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.)
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.) (5)	Second Lien Secured Debt	10.00% PIK	03/29/21	$41,121	$36,926	$8,111	(11)(14)
	Common Equity - Common Stock	N/A	N/A	5,000,000 Shares	30,078	—	(13)(25)
					67,004	8,111
Pelican
Pelican Energy, LLC (4)	Common Equity - Membership Interests	N/A	N/A	1,444 Shares	16,764	2,170	(13)(16) (17)(25)
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2021
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (28)	Fair Value (1)(29)
Spotted Hawk
SHD Oil & Gas, LLC (5)	First Lien Secured Debt - Tranche A Note	14.00% (8.00% Cash plus 6.00% PIK)	07/31/21	47,511	44,059	9,899	(14)
	First Lien Secured Debt - Tranche B Note	14.00% PIK	07/31/21	89,434	44,380	—	(14)
	First Lien Secured Debt - Tranche C Note	12.00%	07/31/21	24,728	24,728	25,470
	Common Equity - Series A Units	N/A	N/A	7,600,000 Shares	1,411	—	(13)(16) (25)
					114,578	35,369
		Total Energy – Oil & Gas			$198,346	$45,650
Environmental Industries
Ortega National Parks
Ortega National Parks, LLC	First Lien Secured Debt	6.25% (6M L+525, 1.00% Floor)	10/31/25	$11,603	$11,429	$11,132	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	10/31/25	1,366	(31)	(55)	(8)(9) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	10/31/25	6,202	(51)	(252)	(8)(9) (21)(23)
		Total Environmental Industries			$11,347	$10,825
Healthcare & Pharmaceuticals
Akoya
Akoya Biosciences, Inc.	First Lien Secured Debt	7.85% (1M L+635, 1.50% Floor)	10/27/25	$9,750	$9,746	$9,735	(9)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	10/27/25	1,500	(7)	(2)	(8)(9) (21)(23)
					9,739	9,733
AmeriVet
Amerivet Partners Management, Inc.	First Lien Secured Debt	6.25% (3M L+525, 1.00% Floor)	06/05/24	1,517	1,500	1,514	(9)
	First Lien Secured Debt	6.25% (6M L+525, 1.00% Floor)	06/05/24	26,883	26,509	26,827	(9)
	First Lien Secured Debt	6.25% (2M L+525, 1.00% Floor)	06/05/24	912	901	911	(9)
	First Lien Secured Debt - Revolver	7.50% (P+425)	06/05/24	524	524	523	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	06/05/24	282	(11)	(1)	(8)(9) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	06/05/24	4,519	(72)	(9)	(8)(9) (21)(23)
Amerivet Partners Parent LP	Common Equity - Class D Partnership Units	N/A	N/A	13 Shares	125	192	(9)(13)
					29,476	29,957
Analogic
Analogic Corporation	First Lien Secured Debt	6.25% (1M L+525, 1.00% Floor)	06/22/24	18,033	17,789	17,762	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	06/22/23	1,826	(20)	(27)	(8)(9) (21)(23)
					17,769	17,735
BioClinica Holding I, LP
BioClinica Holding I, LP	Second Lien Secured Debt	9.25% (1M L+825, 1.00% Floor)	10/21/24	24,612	24,359	24,501
BK Medical
BK Medical Holding Company, Inc.	First Lien Secured Debt	6.25% (1M L+525, 1.00% Floor)	06/22/24	7,231	7,179	7,187	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	06/22/24	783	(5)	(2)	(8)(9) (21)(23)
					7,174	7,185
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2021
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (28)	Fair Value (1)(29)
CARE Fertility
Royton Bidco Limited	First Lien Secured Debt	6.75% (6M GBPL+625, 0.50% Floor)	05/09/25	£15,510	19,796	21,093	(9)(17)
	First Lien Secured Debt	6.75% (1M GBPL+625, 0.50% Floor)	05/09/25	£2,147	2,701	2,920	(9)(17)
	First Lien Secured Debt - Unfunded Delayed Draw	2.19% Unfunded	05/09/25	£2,265	(59)	(45)	(8)(9) (17)(21)(23)
					22,438	23,968
Cerus
Cerus Corporation	First Lien Secured Debt	7.25% (1M L+545, 1.80% Floor)	03/01/24	16,500	16,452	16,830	(9)(17)
	First Lien Secured Debt - Revolver	5.55% (1M L+375, 1.80% Floor)	03/01/24	125	125	127	(9)(17) (23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	03/01/24	875	(1)	—	(9)(17) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	03/01/24	4,500	(13)	—	(9)(17) (21)(23)
					16,563	16,957
Dohmen Life Science Services
LSCS Holdings, Inc	Second Lien Secured Debt	8.51% (6M L+825)	03/16/26	19,818	19,530	19,285
Emmes Corporation
Emmes Blocker, Inc.	Common Equity - Common Stock	N/A	N/A	306 Shares	306	475	(9)(13)
The Emmes Company, LLC	First Lien Secured Debt	6.00% (6M L+500, 1.00% Floor)	03/03/25	12,000	11,882	11,760	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	03/03/25	2,449	(24)	(49)	(8)(9) (21)(23)
					12,164	12,186
Genesis Healthcare, Inc.
Genesis Healthcare, Inc.	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	03/08/23	85,870	(305)	(1,511)	(8)(9) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	2.00% Unfunded	03/06/23	6,087	—	(91)	(8)(9) (21)(23)
					(305)	(1,602)
Gossamer
GB001, Inc.	First Lien Secured Debt	9.00% (1M L+700, 2.00% Floor)	01/01/25	6,000	5,995	6,120	(9)(17)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	01/01/25	24,000	(156)	—	(9)(17) (21)(23)
					5,839	6,120
Health & Safety Institute
HSI Halo Acquisition, Inc.	First Lien Secured Debt	6.75% (3M L+575, 1.00% Floor)	08/31/26	8,981	8,886	8,852	(9)
	First Lien Secured Debt - Revolver	6.75% (1M L+575, 1.00% Floor)	08/30/25	135	135	134	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	08/30/25	677	(6)	(7)	(8)(9) (21)(23)
	Common Equity - Common Stock	N/A	N/A	500 Shares	500	517	(9)(13)
					9,515	9,496
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2021
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (28)	Fair Value (1)(29)
IMA Group
IMA Group Management Company, LLC	First Lien Secured Debt	6.50% (6M L+550, 1.00% Floor)	05/30/24	458	454	439
	First Lien Secured Debt	6.50% (3M L+550, 1.00% Floor)	05/30/24	4,616	4,587	4,432
	First Lien Secured Debt - Revolver	6.50% (1M L+550, 1.00% Floor)	05/30/24	289	287	277	(23)
					5,328	5,148
Kindeva
Kindeva Drug Delivery L.P.	First Lien Secured Debt	7.00% (3M L+600, 1.00% Floor)	05/01/26	1,820	1,781	1,804	(9)
	First Lien Secured Debt - Revolver	7.00% (1M L+600, 1.00% Floor)	05/01/25	50	50	50	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	05/01/25	117	(3)	(1)	(8)(9) (21)(23)
					1,828	1,853
KureSmart
Clearway Corporation (f/k/a NP/Clearway Holdings, Inc.)	Common Equity - Common Stock	N/A	N/A	133 Shares	133	162	(9)(13)
Kure Pain Holdings, Inc.	First Lien Secured Debt	6.50% (1M L+550, 1.00% Floor)	08/27/24	21,880	21,656	21,493	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	08/27/24	2,654	(27)	(47)	(8)(9) (21)(23)
					21,762	21,608
Lanai Holdings III, Inc. (Patterson Medical)
Lanai Holdings III, Inc.	Second Lien Secured Debt	11.50% (1M L+1050 PIK, 1.00% Floor)	08/28/23	19,564	19,385	19,079
Mannkind Corporation
Mannkind Corporation	First Lien Secured Debt	8.75% (1M L+675, 2.00% Floor)	08/01/24	17,333	17,218	17,888	(9)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	08/01/24	8,667	(29)	—	(9)(21) (23)
	Warrants	N/A	N/A	444,936 Shares	76	1,492	(9)(13)
					17,265	19,380
Maxor National Pharmacy Services, LLC
Maxor National Pharmacy Services, LLC	First Lien Secured Debt	6.50% (3M L+550, 1.00% Floor)	11/22/23	23,638	23,379	23,590	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	11/22/22	1,558	(13)	(1)	(8)(9) (21)(23)
					23,366	23,589
Medical Guardian
Medical Guardian, LLC	First Lien Secured Debt	8.75% (1M L+825, 0.50% Floor)	12/31/24	28,571	28,142	28,374	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/31/24	5,714	(86)	(39)	(8)(9) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	12/31/24	5,714	(114)	(39)	(8)(9) (21)(23)
					27,942	28,296
Midwest Vision
Midwest Vision Partners Management, LLC	First Lien Secured Debt	7.25% (6M L+625, 1.00% Floor)	01/12/27	5,704	5,594	5,647	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	01/12/27	612	(12)	(6)	(8)(9) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	01/12/27	3,670	(35)	(37)	(8)(9) (21)(23)
					5,547	5,604
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2021
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (28)	Fair Value (1)(29)
Orchard
Orchard Therapeutics plc	First Lien Secured Debt	7.00% (1M L+600, 1.00% Floor)	05/24/24	8,333	8,307	8,400	(9)(17)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	05/24/24	16,667	(53)	—	(9)(17) (21)(23)
					8,254	8,400
Ovation Fertility
FPG Services, LLC	First Lien Secured Debt	6.50% (3M L+550, 1.00% Floor)	06/13/25	13,901	13,713	13,762	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	06/13/24	2,105	(27)	(21)	(8)(9) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	06/13/25	3,768	(37)	(38)	(8)(9) (21)(23)
					13,649	13,703
Partner Therapeutics, Inc
Partner Therapeutics, Inc	First Lien Secured Debt	7.65% (1M L+665, 1.00% Floor)	01/01/23	10,000	9,934	9,975	(9)
	Preferred Equity - Preferred Equity	N/A	N/A	55,556 Shares	333	416	(9)(13)
	Warrants	N/A	N/A	33,333 Shares	135	103	(9)(13)
					10,402	10,494
PHS
PHS Buyer, Inc.	First Lien Secured Debt	6.25% (3M L+525, 1.00% Floor)	01/31/25	10,203	10,055	9,947	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	01/31/25	2,000	(29)	(50)	(8)(9) (21)(23)
					10,026	9,897
Radius Health
Radius Health, Inc.	First Lien Secured Debt	7.75% (1M L+575, 2.00% Floor)	06/01/24	29,000	28,636	28,623	(9)(17)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	06/01/24	1,000	(2)	(1)	(8)(9) (17)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	06/01/24	4,833	—	—	(9)(17) (21)(23)
					28,634	28,622
RHA Health Services
Pace Health Companies, LLC	First Lien Secured Debt	5.50% (3M L+450, 1.00% Floor)	08/02/24	3,914	3,874	3,902	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	08/02/24	395	(7)	(1)	(8)(9) (21)(23)
	First Lien Secured Debt - Letter of Credit	4.50%	12/10/21	105	—	—	(9)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	08/02/24	575	(27)	(2)	(8)(9) (21)(23)
					3,840	3,899
Rigel Pharmaceuticals
Rigel Pharmaceuticals, Inc.	First Lien Secured Debt	7.15% (1M L+565, 1.50% Floor)	09/01/24	6,000	6,012	6,049	(9)
RiteDose Holdings I, Inc.
RiteDose Holdings I, Inc.	First Lien Secured Debt	7.50% (1M L+650, 1.00% Floor)	09/13/23	13,333	13,155	13,333	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	09/13/23	2,000	(27)	—	(9)(21) (23)
					13,128	13,333
		Total Healthcare & Pharmaceuticals			$390,629	$394,475
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2021
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (28)	Fair Value (1)(29)
High Tech Industries
Acronis AG
Acronis AG	First Lien Secured Debt	7.85% (1M L+635, 1.50% Floor)	12/18/24	$21,000	$20,922	$20,895	(9)(17)
American Megatrends
AMI US Holdings Inc.	First Lien Secured Debt	6.50% (1M L+550, 1.00% Floor)	04/01/25	21,651	21,362	21,833	(9)
	First Lien Secured Debt - Revolver	5.61% (1M L+550)	04/01/24	2,093	2,093	2,093	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	04/01/24	814	(35)	—	(9)(21) (23)
					23,420	23,926
Calero Holdings, Inc.
Telesoft Holdings, LLC	First Lien Secured Debt	6.75% (3M L+575, 1.00% Floor)	12/16/25	22,500	22,101	22,104
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/16/25	2,273	(40)	(40)	(8)(21) (23)
					22,061	22,064
ChyronHego Corporation
ChyronHego Corporation (5)	First Lien Secured Debt	6.00% (3M L+350 Cash plus 1.50% PIK, 1.00% Floor)	12/31/22	84,202	81,644	81,676
	First Lien Secured Debt - Revolver	6.00% (3M L+500, 1.00% Floor)	12/31/22	2,406	2,406	2,334	(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/31/22	3,594	—	(108)	(8)(21) (23)
	Preferred Equity - Preferred Equity	N/A	N/A	7,800 Shares	6,000	6,151	(13)(25)
					90,050	90,053
Digital.ai
Digital.ai Software Holdings, Inc.	First Lien Secured Debt	8.00% (3M L+700, 1.00% Floor)	02/10/27	22,581	21,919	22,242	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	02/10/27	2,419	(71)	(36)	(8)(9) (21)(23)
					21,848	22,206
GoHealth
Norvax, LLC	First Lien Secured Debt	7.50% (3M L+650, 1.00% Floor)	09/15/25	31,341	30,753	31,654	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	09/13/24	3,182	(55)	—	(9)(21) (23)
					30,698	31,654
International Cruise & Excursion Gallery, Inc.
International Cruise & Excursion Gallery, Inc.	First Lien Secured Debt	6.25% (3M L+525, 1.00% Floor)	06/06/25	14,587	14,411	13,350
LabVantage Solutions
LabVantage Solutions Inc.	First Lien Secured Debt	8.50% (1M L+750, 1.00% Floor)	09/30/21	7,256	7,236	7,256
LabVantage Solutions Limited	First Lien Secured Debt	8.50% (1M E+750, 1.00% Floor)	09/30/21	€8,053	8,642	9,465	(17)
					15,878	16,721
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2021
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (28)	Fair Value (1)(29)
Magnitude Software
New Amsterdam Software BidCo LLC	First Lien Secured Debt	6.00% (3M L+500, 1.00% Floor)	05/01/26	6,796	6,697	6,694	(9)
	First Lien Secured Debt	6.00% (3M E+500, 1.00% Floor)	05/01/26	€730	807	845	(9)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	05/01/26	2,250	(16)	(34)	(8)(9) (21)(23)
					7,488	7,505
MYCOM
Magnate Holding Corp.	First Lien Secured Debt	7.75% (3M L+625 Cash plus 1% PIK, 0.50% Floor)	12/16/24	18,112	17,959	15,575	(9)(17)
	First Lien Secured Debt - Revolver	7.75% (3M L+625 Cash plus 1% PIK, 0.50% Floor)	12/14/23	2,970	2,970	2,554	(9)(17) (23)
	First Lien Secured Debt - Unfunded Revolver	2.19% Unfunded	12/14/23	221	(27)	(31)	(8)(9) (17)(21)(23)
	First Lien Secured Debt - Letter of Credit	6.25%	04/22/21	140	—	(20)	(8)(9) (17)(23)
					20,902	18,078
Omnitracs, LLC
Omnitracs, LLC	First Lien Secured Debt - Unfunded Revolver	0.375% Unfunded	03/23/23	3,750	(133)	(263)	(8)(21) (23)
Pro Vigil
Pro-Vigil Holding Company, LLC	First Lien Secured Debt	9.50% (1M L+850, 1.00% Floor)	01/13/25	8,000	7,774	7,760	(9)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	01/13/25	2,000	(33)	(60)	(8)(9) (21)(23)
					7,741	7,700
Schlesinger Group
Schlesinger Global, LLC	First Lien Secured Debt	8.00% (3M L+600 Cash plus 1.00% PIK, 1.00% Floor)	07/12/25	9,066	8,885	8,857	(9)
	First Lien Secured Debt	8.00% (3M L+600 Cash plus 1.00% PIK, 1.00% Floor)	07/12/25	841	825	822	(9)
					9,710	9,679
Simeio
Simeio Group Holdings, Inc.	First Lien Secured Debt	6.25% (1M L+525, 1.00% Floor)	01/30/26	8,567	8,464	8,422	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	01/30/26	1,731	(21)	(29)	(8)(9) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.75% Unfunded	01/30/26	4,615	(28)	(83)	(8)(9) (21)(23)
					8,415	8,310
Sirsi Corporation
Sirsi Corporation	First Lien Secured Debt	5.75% (1M L+475, 1.00% Floor)	03/15/24	6,459	6,401	6,362	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	03/15/24	429	(4)	(6)	(8)(9) (21)(23)
					6,397	6,356
Sontiq, Inc.
Sontiq, Inc.	First Lien Secured Debt	8.50% (3M L+750, 1.00% Floor)	03/02/26	14,167	13,888	13,883	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	03/02/26	833	(14)	(17)	(8)(9) (21)(23)
					13,874	13,866
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2021
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (28)	Fair Value (1)(29)
Springbrook
Springbrook Holding Company, LLC	First Lien Secured Debt	6.75% (3M L+575, 1.00% Floor)	12/23/26	9,755	9,618	9,613
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/23/26	1,463	(21)	(21)	(8)(21) (23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	12/23/26	3,659	(29)	(53)	(8)(21) (23)
					9,568	9,539
Tax Slayer
MEP-TS Midco, LLC	First Lien Secured Debt	7.50% (6M L+650, 1.00% Floor)	12/31/26	13,514	13,256	13,379	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/31/26	1,452	(28)	(15)	(8)(9) (21)(23)
					13,228	13,364
Telnyx
Telnyx LLC	First Lien Secured Debt	7.75% (1M L+625, 1.50% Floor)	10/21/25	5,250	5,216	5,250	(9)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	10/21/25	4,750	(43)	—	(9)(21) (23)
					5,173	5,250
		Total High Tech Industries			$341,651	$340,253
Insurance
PGM Holdings Corporation
Turbo Buyer, Inc.	First Lien Secured Debt	6.50% (6M L+550, 1.00% Floor)	12/02/25	$13,912	$13,638	$13,786	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/02/25	923	(18)	(8)	(8)(9) (21)(23)
					13,620	13,778
Relation Insurance
AQ Sunshine, Inc.	First Lien Secured Debt	7.25% (3M L+625, 1.00% Floor)	04/15/25	2,617	2,580	2,619	(9)
	First Lien Secured Debt	7.25% (6M L+625, 1.00% Floor)	04/15/25	18,524	18,273	18,542	(9)
	First Lien Secured Debt - Revolver	7.25% (6M L+625, 1.00% Floor)	04/15/24	471	471	472	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	04/15/24	668	(14)	—	(9)(21) (23)
	First Lien Secured Debt - Letter of Credit	6.25%	04/30/21	38	—	—	(9)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	04/15/25	4,611	(186)	—	(9)(21) (23)
					21,124	21,633
		Total Insurance			$34,744	$35,411
Manufacturing, Capital Equipment
AVAD, LLC
AVAD Canada Ltd.	First Lien Secured Debt - Revolver	N/A	10/02/23	$284	$274	$283	(9)(23)
AVAD, LLC	First Lien Secured Debt - Revolver	N/A	10/02/23	3,744	2,537	1,639	(9)(23)
Surf Opco, LLC	First Lien Secured Debt - Revolver	5.00% (1M L+400, 1.00% Floor)	03/16/26	1,667	1,667	1,667	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	03/16/26	15,000	—	—	(9)(21) (23)
	Preferred Equity - Class P-1 Preferred	N/A	N/A	33,333 Shares	3,333	6,667	(9)(16) (25)
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2021
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (28)	Fair Value (1)(29)
	Preferred Equity - Class P-2 Preferred	N/A	N/A	85,164 Shares	8,516	3,328	(9)(16) (25)
	Common Equity - Class A-1 Common	N/A	N/A	3,333 Shares	—	215	(9)(16) (25)
					16,327	13,799
Kauffman
Kauffman Holdco, LLC	Common Equity - Common Stock	N/A	N/A	250,000 Shares	250	51	(9)(13)
Kauffman Intermediate, LLC	First Lien Secured Debt	7.50% (3M L+650, 1.00% Floor)	05/08/25	16,665	16,436	15,960	(9)
	First Lien Secured Debt - Revolver	7.50% (1M L+650, 1.00% Floor)	05/08/25	78	78	74	(9)(23)
	First Lien Secured Debt - Revolver	7.50% (3M L+650, 1.00% Floor)	05/08/25	388	388	372	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	05/08/25	1,165	(35)	(49)	(8)(9) (21)(23)
	First Lien Secured Debt - Letter of Credit	6.50%	07/25/21	155	—	(7)	(8)(9) (23)
					17,117	16,401
MedPlast Holdings Inc.
MedPlast Holdings Inc.	Second Lien Secured Debt	7.86% (1M L+775)	07/02/26	8,000	7,947	7,619
		Total Manufacturing, Capital Equipment			$41,391	$37,819
Media – Diversified & Production
New Wave Entertainment
NW Entertainment, Inc.	First Lien Secured Debt	10.00% (3M L+700 Cash plus 2.00% PIK, 1.00% Floor)	08/16/24	$26,450	$26,101	$25,130	(9)(19)
	First Lien Secured Debt - Revolver	8.00% (3M L+700, 1.00% Floor)	08/16/24	3,061	3,021	2,909	(9)(19) (23)
					29,122	28,039
Nitro World Entertainment
NWE OPCO LP	First Lien Secured Debt	8.50% (1M L+650, 2.00% Floor)	12/19/22	4,815	4,801	4,790	(9)
Sonar Entertainment
Sonar Entertainment, Inc.	First Lien Secured Debt	8.85% (1M L+760, 1.25% Floor)	11/15/21	6,849	6,824	5,651	(9)(19)
	First Lien Secured Debt - Revolver	8.85% (1M L+760, 1.25% Floor)	11/15/21	3,304	3,304	2,726	(9)(19) (23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	11/15/21	19,527	(83)	—	(9)(21) (23)
					10,045	8,377
		Total Media – Diversified & Production			$43,968	$41,206
Retail
IPS
SI Holdings, Inc.	First Lien Secured Debt	6.75% (3M L+575, 1.00% Floor)	07/25/25	$31,324	$30,862	$30,757	(9)
	First Lien Secured Debt - Revolver	6.75% (3M L+575, 1.00% Floor)	07/25/24	853	853	842	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	07/25/24	2,560	(45)	(34)	(8)(9) (21)(23)
					31,670	31,565
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2021
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (28)	Fair Value (1)(29)
Rapid Displays
Rapid Displays Acquisition Corporation	First Lien Secured Debt	6.00% (3M L+500, 1.00% Floor)	07/01/25	10,305	10,161	10,305	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	07/01/25	2,308	(16)	—	(9)(21) (23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	07/01/25	1,154	(12)	—	(9)(21) (23)
					10,133	10,305
			Total Retail		$41,803	$41,870
Telecommunications
IPC Corporation
IPC Corporation	First Lien Secured Debt	5.21% (3M L+500)	08/06/21	$10,000	$9,989	$9,301	(9)
IPC Information Systems UK Holdings Limited	First Lien Secured Debt	8.00% (3M L+650, 1.50% Floor)	08/06/21	1,405	1,393	1,360	(9)(17)
					11,382	10,661
Securus Technologies Holdings, Inc.
Securus Technologies Holdings, Inc.	Second Lien Secured Debt	9.25% (6M L+825, 1.00% Floor)	11/01/25	12,878	12,804	11,139
		Total Telecommunications			$24,186	$21,800
Transportation – Cargo, Distribution
Dynamic Product Tankers (Prime), LLC
Dynamic Product Tankers, LLC (5)	Unsecured Debt	5.31% (6M L+500)	07/31/24	$22,000	$22,000	$22,000	(17)
	Common Equity - Class A Units	N/A	N/A	N/A	49,806	25,528	(13)(17) (24)(25)
					71,806	47,528
Heniff and Superior
Heniff Holdco, LLC	First Lien Secured Debt	6.75% (3M L+575, 1.00% Floor)	12/03/26	30,764	30,242	30,023	(9)
	First Lien Secured Debt - Revolver	6.75% (1M L+575, 1.00% Floor)	12/03/24	2,518	2,518	2,480	(9)(23)
	First Lien Secured Debt - Revolver	6.75% (3M L+575, 1.00% Floor)	12/03/24	1,047	1,047	1,030	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/03/24	5	(58)	—	(9)(21) (23)
	First Lien Secured Debt - Letter of Credit	5.75%	02/06/22	355	—	(5)	(8)(9) (23)
					33,749	33,528
MSEA Tankers LLC
MSEA Tankers LLC (5)	Common Equity - Class A Units	N/A	N/A	N/A	57,660	57,028	(17)(18) (25)
		Total Transportation – Cargo, Distribution			$163,215	$138,084
Wholesale
Banner Solutions
Banner Buyer, LLC	First Lien Secured Debt	6.75% (1M L+575, 1.00% Floor)	10/31/25	$396	$393	$393	(9)
	First Lien Secured Debt	6.75% (12M L+575, 1.00% Floor)	10/31/25	12,414	12,247	12,314	(9)
	First Lien Secured Debt - Revolver	6.75% (1M L+575, 1.00% Floor)	10/31/25	387	387	384	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	10/31/25	1,548	(26)	(12)	(8)(9) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.75% Unfunded	10/31/25	5,097	(37)	(41)	(8)(9) (21)(23)
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2021
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (28)	Fair Value (1)(29)
Banner Parent Holdings, Inc	Common Equity - Common Stock	N/A	N/A	5,164 Shares	516	526	(9)(13)
			Total Wholesale		$13,480	$13,564
Total Investments before Cash Equivalents					$2,716,399	$2,449,151
J.P. Morgan U.S. Government Money Market Fund				$50,180	$50,180	$50,180	(22)
Total Investments after Cash Equivalents					$2,766,579	$2,499,331	(6)(7)
____________________
(1)Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (See Note 2 to the financial statements).
(2)Preferred and ordinary shares in Solarplicity UK Holdings Limited are GBP denominated equity investments. Common shares in 1244311 B.C. Ltd. are CAD denominated equity investments.
(3)Denotes investments in which the Company owns greater than 25% of the equity, where the governing documents of each entity preclude the Company from exercising a controlling influence over the management or policies of such entity. The Company does not have the right to elect or appoint more than 25% of the directors or another party has the right to elect or appoint more directors than the Company and has the right to appoint certain members of senior management. Therefore, the Company has determined that these entities are not controlled affiliates. As of March 31, 2021, we had a 100% equity ownership interest in Golden Bear 2016-R, LLC, a collateralized loan obligation and 31% ownership in Carbonfree Chemicals SA LLC.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2021
(In thousands, except share data)
(4)Denotes investments in which we are an “Affiliated Person,” as defined in the 1940 Act, due to holding the power to vote or owning 5% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of March 31, 2020 and March 31, 2021 along with transactions during the year ended March 31, 2021 in these affiliated investments are as follows:

Name of Issuer	Fair Value at March 31, 2020	Gross Additions ●	Gross Reductions ■	Net Change in Unrealized Gains (Losses)	Fair Value at March 31, 2021	Net Realized Gains (Losses)	Interest/Dividend/Other Income
1244311 B.C. Ltd., Common Stock	$—	$1,000	$—	$719	$1,719	$—	$—
1244311 B.C. Ltd., Term Loan	—	1,016	—	(51)	965	—	31
1244311 B.C. Ltd., Term Loan	—	3,000	(7)	(136)	2,857	—	91
KLO Acquisition LLC, Term Loan	—	30	(4,838)	4,808	—	(4,808)	—
9357-5991 Quebec Inc., Term Loan	—	2,118	(8,653)	6,535	—	(3,653)	—
AIC SPV Holdings II, LLC, Preferred Stock	442	—	—	56	498	—	102
AMP Solar Group, Inc., Class A Common Unit	8,736	—	(10,000)	1,264	—	4,176	—
Carbonfree Caustic SPE LLC, Term Loan	13,111	—	(13,111)	—	—	—	—
Carbonfree Chemicals Holdings LLC, Common Equity / Interest	15,105	14,541	(36)	(4,186)	25,424	—	—
Carbonfree Chemicals SA LLC, Class B Units	—	17,057	(26)	(17,031)	—	—	—
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I LLC), Term Loan	4,389	—	(17,057)	12,668	—	—	11
Golden Bear 2016-R, LLC, Membership Interests	9,748	83	—	1,458	11,289	—	1,206
Pelican Energy, LLC, Membership Interests	2,411	—	(58)	(183)	2,170	—	—
Renew Financial LLC (f/k/a Renewable Funding, LLC), Series B Preferred Stock	3,284	—	—	(3,242)	42	—	—
Renew Financial LLC (f/k/a Renewable Funding, LLC), Series D Preferred Stock	2,101	—	—	(2,073)	28	—	—
Renew Financial LLC (f/k/a Renewable Funding, LLC), Series E Preferred Stock	—	1,902	—	3,204	5,106	—	—
Renew JV LLC, Membership Interests	914	—	(222)	84	776	—	—
	$60,241	$40,747	$(54,008)	$3,894	$50,874	$(4,285)	$1,441
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
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2021
(In thousands, except share data)
(5)Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Fair value as of March 31, 2020 and March 31, 2021 along with transactions during the year ended March 31, 2021 in these controlled investments are as follows:

Name of Issuer	Fair Value at March 31, 2020	Gross Additions ●	Gross Reductions ■	Net Change in Unrealized Gains (Losses)	Fair Value at March 31, 2021	Net Realized Gains (Losses)	Interest/Dividend/Other Income
Majority Owned Company
ChyronHego Corporation, Preferred Equity	$—	$6,000	$—	$151	$6,151	$—	$—
ChyronHego Corporation, Term Loan	—	81,644	—	32	81,676	—	429
ChyronHego Corporation, Revolver	—	2,406	—	(180)	2,226	—	1,161
Dynamic Product Tankers, LLC, Class A Units	36,457	—	—	(10,928)	25,528	—	—
Dynamic Product Tankers, LLC, First Lien Term Loan	42,000	130	(42,000)	(130)	—	—	1,391
Dynamic Product Tankers, LLC, Unsecured Debt	—	22,000	—	—	22,000	—	738
Dynamic Product Tankers, LLC, Letters of Credit	—	—	—	—	—	—	—
Merx Aviation Finance, LLC, Membership Interests	28,447	105,300	—	(8,686)	125,061	—	—
Merx Aviation Finance, LLC, Revolver	305,300	10,500	(125,300)	—	190,500	—	19,796
Merx Aviation Finance, LLC, Letters of Credit	—	—	—	—	—	—	—
MSEA Tankers LLC, Class A Units	59,735	—	(4,289)	1,582	57,028	—	1,691
Controlled Company
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.), Second Lien Term Loan	14,711	—	—	(6,600)	8,111	—	—
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.), Common Stock	—	—	—	—	—	—	—
SHD Oil & Gas, LLC, Series A Units	—	—	—	—	—	—	—
SHD Oil & Gas, LLC, Tranche A Note	22,495	—	(939)	(11,656)	9,899	—	—
SHD Oil & Gas, LLC, Tranche B Note	—	—	—	—	—	—	—
SHD Oil & Gas, LLC, Tranche C Note	24,720	728	—	22	25,470	—	3,153
	$533,865	$228,708	$(172,528)	$(36,393)	$553,650	$—	$28,359
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
    As of March 31, 2021, the Company had a 78%, 85%, 47%, 100%, 98% and 38% equity ownership interest in ChyronHego Corporation, Dynamic Product Tankers, LLC; Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.); Merx Aviation Finance, LLC; MSEA Tankers, LLC; and SHD Oil & Gas, LLC (f/k/a Spotted Hawk Development LLC), respectively.
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2021
(In thousands, except share data)

(6)Aggregate gross unrealized gain and loss for federal income tax purposes is $62,170 and $391,419, respectively. Net unrealized loss is $329,249 based on a tax cost of $2,828,580.
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
(11)The maturity date for these investments are expected to be extended past March 31, 2021. The final terms of the extension are still under negotiation between the Company and the respective portfolio company.
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
(16)AIC Spotted Hawk Holdings, LLC, AIC SHD Holdings, LLC, AIC Pelican Holdings, LLC and AP Surf Investments, LLC are wholly-owned special purpose vehicles which only hold investments of the underlying portfolio companies and have no other significant assets or liabilities. AIC Spotted Hawk Holdings, LLC holds equity and debt investments in SHD Oil & Gas, LLC. AIC SHD Holdings LLC holds equity investments in SHD Oil & Gas, LLC. and equity investments in both Carbonfree Chemicals Holdings, LLC and Carbonfree Chemicals SA, LLC. AIC Pelican Holdings, LLC holds an equity investment in Pelican Energy, LLC. AP Surf Investments, LLC holds equity investments in Surf Opco, LLC.
(17)Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of March 31, 2021, non-qualifying assets represented approximately 15.98% of the total assets of the Company.
(18)As of March 31, 2021, MSEA Tankers, LLC had various classes of limited liability interests outstanding of which the Company holds Class A-1 and Class A-2 units which are identical except that Class A-1 unit is voting and Class A-2 unit is non-voting. The units entitle the Company to appoint two out of three managers to the board of managers.
(19)Denoted security is currently accruing additional penalty interest above the stated rate.
(20)Generally, the interest rate on floating interest rate investments is at benchmark rate plus spread. The borrower has an option to choose the benchmark rate, such as the London Interbank Offered Rate (“LIBOR”), the Euro Interbank Offered Rate (“EURIBOR”), the federal funds rate or the prime rate. The spread may change based on the type of rate used. The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting period. LIBOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates (1M L, 2M L, 3M L or 6M L, respectively), EURIBOR loans are typically indexed to 90-day EURIBOR rates (3M E), Bank Bill Swap rates are typically index to 90-day Bank Bill Swap rates (3M BBSW), GBP LIBOR loans are typically indexed to 90-day GBP LIBOR rates (3M GBP L) and EUR LIBOR loans are typically indexed to 90-day EUR LIBOR rates (3M E L) at the borrower’s option. LIBOR and EURIBOR loans may be subject to interest floors. As of March 31, 2021, rates for 1M L, 2M L, 3M L, 6M L, 1M E, 3M E, 1M BBSW, 3M BBSW, 1M GBP L, 3M GBP L, and Prime are 0.11%, 0.13%, 0.19%, 0.21%, (0.56%), (0.54%), 0.01%, 0.04%, 0.05%, 0.09% and 3.25%, respectively.
(21)The rates associated with these undrawn committed revolvers and delayed draw term loans represent rates for commitment and unused fees.
(22)This security is included in the Cash and Cash Equivalents on the Statements of Assets and Liabilities.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2021
(In thousands, except share data)
(23)As of March 31, 2021, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 10 to the financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit	Undrawn Commitment
A&V Holdings Midco, LLC	$1,505	$—	$—	$1,505
Akoya Biosciences, Inc.	1,500	—	—	1,500
Amerivet Partners Management, Inc.	5,325	524	—	4,801
AMI US Holdings Inc.	2,907	2,093	—	814
Analogic Corporation	1,826	—	—	1,826
AQ Sunshine, Inc.	5,787	471	38	5,278
Arthur Bidco Limited*	2,029	2,029	—	—
AVAD Canada Ltd.	284	284	—	—
AVAD, LLC	3,744	3,744	—	—
Banner Buyer, LLC	7,032	387	—	6,645
BIG Buyer, LLC	1,805	722	—	1,083
BK Medical Holding Company, Inc.	783	—	—	783
Cerus Corporation	5,500	125	—	5,375
ChyronHego Corporation	6,000	2,406	—	3,594
Claritas, LLC	1,031	129	—	902
Compu-Link Corporation	2,273	—	—	2,273
Continuum Global Solutions, LLC	20,000	5,317	—	14,683
Eagle Foods Family Group, LLC	3,750	750	—	3,000
EHL Merger Sub, LLC	4,155	—	—	4,155
Eldrickco Limited*	5,919	491	—	5,428
Erickson Inc	36,000	30,469	1,440	4,091
Exeter Property Group, LLC	192	—	—	192
First Heritage Credit, LLC	12,000	747	—	11,253
Flock SPV I, LLC	5,467	—	—	5,467
Florida Food Products, LLC	1,712	479	—	1,233
FPG Services, LLC	5,874	—	—	5,874
Gabriel Partners, LLC	665	443	—	222
GB001, Inc.	24,000	—	—	24,000
Genesis Healthcare, Inc.	91,957	—	—	91,957
Go Car Wash Management Corp.	3,158	—	—	3,158
Gutter Buyer, Inc.	2,782	409	39	2,334
Heniff Holdco, LLC	3,925	3,565	355	5
HSI Halo Acquisition, Inc.	812	135	—	677
IMA Group Management Company, LLC	289	289	—	—
Jacent Strategic Merchandising	3,500	2,567	—	933
JF Acquisition, LLC	1,569	1,255	—	314
Kauffman Intermediate, LLC	1,786	466	155	1,165
KDC US Holdings*	6,021	2,696	55	3,270
Kindeva Drug Delivery L.P.	167	50	—	117
KL Charlie Acquisition Company	6,569	—	—	6,569
Kure Pain Holdings, Inc.	2,654	—	—	2,654
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2021
(In thousands, except share data)

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit	Undrawn Commitment
Lash OpCo, LLC	697	—	—	697
LendingPoint LLC	7,125	1,000	—	6,125
Lifelong Learner Holdings, LLC	5,373	1,039	—	4,334
Liqui-Box Holdings, Inc.*	3,568	2,326	81	1,161
Magnate Holding Corp.	3,331	2,970	140	221
Mannkind Corporation	8,667	—	—	8,667
Margaux Acquisition Inc.	1,601	—	—	1,601
Margaux UK Finance Limited*	747	—	—	747
Marlin DTC-LS Midco 2, LLC	685	—	—	685
Maxor National Pharmacy Services, LLC	1,558	—	—	1,558
Medical Guardian, LLC	11,429	—	—	11,429
MEP-TS Midco, LLC	1,452	—	—	1,452
Merx Aviation Finance, LLC	190,677	190,500	177	—
Nemo (BC) Bidco Pty Ltd*	177	—	—	177
New Amsterdam Software BidCo LLC	2,250	—	—	2,250
Norvax, LLC	3,182	—	—	3,182
Nutrisystem, Inc.	200	—	—	200
NW Entertainment, Inc.	3,061	3,061	—	—
Olaplex, Inc.	2,300	—	—	2,300
Omnitracs, LLC	3,750	—	—	3,750
Orchard Therapeutics plc	16,667	—	—	16,667
Ortega National Parks, LLC	7,568	—	—	7,568
Pace Health Companies, LLC	1,075	—	105	970
Paper Source, Inc.	4,679	3,082	—	1,597
PHS Buyer, Inc.	2,000	—	—	2,000
Project Comfort Buyer, Inc.	3,462	—	—	3,462
Protein For Pets Opco, LLC	2,219	—	—	2,219
Purchasing Power Funding I, LLC	9,113	8,384	—	729
RA Outdoors, LLC	1,200	—	—	1,200
Radius Health, Inc.	5,833	—	—	5,833
Rapid Displays Acquisition Corporation	3,462	—	—	3,462
RiteDose Holdings I, Inc.	2,000	—	—	2,000
Royton Bidco Limited*	3,125	—	—	3,125
SI Holdings, Inc.	3,413	853	—	2,560
Simeio Group Holdings, Inc.	6,346	—	—	6,346
Simplifi Holdings, Inc.	2,400	1,440	—	960
Sirsi Corporation	429	—	—	429
Soliant Holdings, LLC	1,936	—	—	1,936
Sonar Entertainment, Inc.	22,831	3,304	—	19,527
Springbrook Holding Company, LLC	5,122	—	—	5,122
Telesoft Holdings, LLC	2,273	—	—	2,273
Telnyx LLC	4,750	—	—	4,750
Ten-X, LLC	4,680	4,680	—	—
TGG TS Acquisition Company	1,750	—	—	1,750
The Emmes Company, LLC	2,449	—	—	2,449
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2021
(In thousands, except share data)

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit	Undrawn Commitment
THLP CO. LLC	7,304	2,360	—	4,944
TNT Crust LLC	3,252	1,138	—	2,114
Truck-Lite Co., LLC	3,052	1,526	94	1,432
Turbo Buyer, Inc.	923	—	—	923
U.S. Auto Finance, Inc.	21,556	6,734	—	14,822
USLS Acquisition, Inc.	2,278	—	100	2,178
Westfall Technik, Inc.	2,019	1,750	—	269
Wildcat BuyerCo, Inc.	2,754	—	8	2,746
Naviga Inc. (fka Newscycle Solutions, Inc.)	1,782	240	—	1,542
Surf Opco, LLC	16,667	1,667	—	15,000
Digital.ai Software Holdings, Inc.	2,419	—	—	2,419
Midwest Vision Partners Management, LLC	4,281	—	—	4,281
Pro-Vigil Holding Company, LLC	2,000	—	—	2,000
Sontiq, Inc.	833	—	—	833
Total Commitments	$737,986	$301,096	$2,787	$434,103
____________________
* These investments are in a foreign currency and the total commitment has been converted to USD using the March 31, 2021 exchange rate.
(24)As of March 31, 2021, Dynamic Product Tankers, LLC had various classes of limited liability interests outstanding of which the Company holds Class A-1 and Class A-3 units which are identical except that Class A-1 unit is voting and Class A-3 unit is non-voting. The units entitle the Company to appoint three out of five managers to the board of managers.
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2021
(In thousands, except share data)

(25)Securities that are exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2021, the aggregate fair value of these securities is $259,991 or 25% of the Company's net assets. The acquisition dates of the restricted securities are as follows:

Issuer	Investment Type	Acquisition Date
1244311 B.C. Ltd.	Common Equity - Common Stock	9/30/2020
AIC SPV Holdings II, LLC	Preferred Equity - Preferred Stock	6/1/2017
Carbonfree Chemicals Holdings LLC	Common Equity - Common Equity / Interest	11/19/2019
Carbonfree Chemicals SA LLC	Common Equity - Class B Units	11/19/2019
ChyronHego Corporation	Preferred Equity - Preferred Equity	12/29/2020
Dynamic Product Tankers, LLC	Common Equity - Class A Units	4/3/2015
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.)	Common Equity - Common Stock	3/29/2016
JSM Equity Investors, L.P.	Preferred Equity - Class P Partnership Units	6/30/2020
KL Charlie Co-Invest, L.P.	Common Equity - Common Stock	12/29/2020
Merx Aviation Finance, LLC	Common Equity - Membership Interests	5/22/2013
MSEA Tankers LLC	Common Equity - Class A Units	12/12/2014
Paper Source, Inc.	Preferred Equity - Preferred Equity	9/11/2020
Paper Source, Inc.	Common Equity - Class A Common Stock	10/30/2020
Pelican Energy, LLC	Common Equity - Membership Interests	2/16/2016
Renew Financial LLC (f/k/a Renewable Funding, LLC)	Preferred Equity - Series E Preferred Stock	12/23/2020
Renew Financial LLC (f/k/a Renewable Funding, LLC)	Preferred Equity - Series D Preferred Stock	10/1/2015
Renew Financial LLC (f/k/a Renewable Funding, LLC)	Preferred Equity - Series B Preferred Stock	4/9/2014
Renew JV LLC	Common Equity - Membership Interests	3/20/2017
SHD Oil & Gas, LLC	Common Equity - Series A Units	11/18/2016
Surf Opco, LLC	Preferred Equity - Class P-1 Preferred	3/17/2021
Surf Opco, LLC	Preferred Equity - Class P-2 Preferred	3/17/2021
Surf Opco, LLC	Common Equity - Class A-1 Common	3/17/2021
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2021
(In thousands, except share data)
(26)The following shows the composition of the Company’s portfolio at cost by control designation, investment type and industry as of March 31, 2021:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Non-Controlled / Non-Affiliated Investments
Advertising, Printing & Publishing	$57,553	$—	$—	$—	$—	$219	$—	$57,772
Aerospace & Defense	30,368	—	—	—	—	—	—	30,368
Automotive	30,794	23,549	—	—	—	350	—	54,693
Aviation and Consumer Transport	17,229	—	—	—	—	—	—	17,229
Beverage, Food & Tobacco	95,289	—	—	—	—	2,205		97,494
Business Services	221,162	109,995	—	—	89	1,432	—	332,678
Chemicals, Plastics & Rubber	17,315	12,165	—	—	—	—	—	29,480
Construction & Building	28,603	—	—	—	—	500	—	29,103
Consumer Goods – Durable	22,237	—	—	—	—	107	—	22,344
Consumer Goods – Non-Durable	78,873	12,777	—	—	462	—	—	92,112
Consumer Services	120,845	—	—	—	—	—	—	120,845
Diversified Investment Vehicles, Banking, Finance, Real Estate	50,632	—	—	—	—	—	—	50,632
Education	36,161	—	—	—	—	—	—	36,161
Energy – Electricity	7,637	—	—	—	5,623	4	—	13,264
Environmental Industries	11,347	—	—	—	—	—	—	11,347
Healthcare & Pharmaceuticals	325,747	63,274	—	—	333	1,064	211	390,629
High Tech Industries	251,601	—	—	—	—	—	—	251,601
Insurance	34,744	—	—	—	—	—	—	34,744
Manufacturing, Capital Equipment	21,345	7,947	—	—	11,849	250	—	41,391
Media – Diversified & Production	43,968	—	—	—	—	—	—	43,968
Retail	41,803	—	—	—	—	—	—	41,803
Telecommunications	11,382	12,804	—	—	—	—	—	24,186
Transportation – Cargo, Distribution	33,749	—	—	—	—	—	—	33,749
Wholesale	12,964	—	—	—	—	516	—	13,480
Total Non-Controlled / Non-Affiliated Investments	$1,603,348	$242,511	$—	$—	$18,356	$6,647	$211	$1,871,073
Non-Controlled / Affiliated Investments
Chemicals, Plastics & Rubber	$—	$—	$—	$—	$—	$77,825	$—	$77,825
Consumer Goods – Durable	4,009	—	—	—	—	1,000	—	5,009
Diversified Investment Vehicles, Banking, Finance, Real Estate	—	—	—	16,812	—	—	—	16,812
Energy – Electricity	—	—	—	—	16,347	671	—	17,018
Energy – Oil & Gas	—	—	—	—	—	16,764	—	16,764
Manufacturing, Capital Equipment	—	—	—	—	—	—	—	—
Total Non-Controlled / Affiliated Investments	$4,009	$—	$—	$16,812	$16,347	$96,260	$—	$133,428
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2021
(In thousands, except share data)

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Controlled Investments
Aviation and Consumer Transport	$190,500	$—	$—	$—	$—	$120,300	$—	$310,800
Energy – Oil & Gas	113,167	36,926	—	—	—	31,489	—	181,582
High Tech Industries	84,050	—	—	—	6,000	—	—	90,050
Transportation – Cargo, Distribution	—	—	22,000	—	—	107,466	—	129,466
Total Controlled Investments	$387,717	$36,926	$22,000	$—	$6,000	$259,255	$—	$711,898
Total	$1,995,074	$279,437	$22,000	$16,812	$40,703	$362,162	$211	$2,716,399

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2021
(In thousands, except share data)

(27)The following shows the composition of the Company’s portfolio at fair value by control designation, investment type and industry as of March 31, 2021:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total	% of Net Assets
Non-Controlled / Non-Affiliated Investments
Advertising, Printing & Publishing	$57,672	$—	$—	$—	$—	$239	$—	$57,911	5.6%
Aerospace & Defense	29,930	—	—	—	—	—	—	29,930	3.0%
Automotive	29,976	21,982	—	—	—	345	—	52,303	5.0%
Aviation and Consumer Transport	17,088	—	—	—	—	—	—	17,088	1.6%
Beverage, Food & Tobacco	95,644	—	—	—	—	2,972	—	98,616	9.6%
Business Services	220,550	102,050	—	—	89	1,161	—	323,850	31.2%
Chemicals, Plastics & Rubber	17,050	13,307	—	—	—	—	—	30,357	3.0%
Construction & Building	28,378	—	—	—	—	1,128	—	29,506	2.8%
Consumer Goods – Durable	22,380	—	—	—	—	625	—	23,005	2.2%
Consumer Goods – Non-durable	78,442	10,536	—	—	212	—	—	89,190	8.6%
Consumer Services	117,999	—	—	—	—	—	—	117,999	11.4%
Diversified Investment Vehicles, Banking, Finance, Real Estate	50,481	—	—	—	—	—	—	50,481	4.9%
Education	41,159	—	—	—	—	—	—	41,159	4.0%
Energy – Electricity	2,534	—	—	—	—	—	—	2,534	0.2%
Environmental Industries	10,825	—	—	—	—	—	—	10,825	1.0%
Healthcare & Pharmaceuticals	328,253	62,865	—	—	416	1,346	1,595	394,475	38.1%
High Tech Industries	250,200	—	—	—	—	—	—	250,200	24.1%
Insurance	35,411	—	—	—	—	—	—	35,411	3.4%
Manufacturing, Capital Equipment	19,939	7,619	—	—	9,995	266	—	37,819	3.6%
Media – Diversified & Production	41,206	—	—	—	—	—	—	41,206	4.0%
Retail	41,870	—	—	—	—	—	—	41,870	4.0%
Telecommunications	10,661	11,139	—	—	—	—	—	21,800	2.1%
Transportation – Cargo, Distribution	33,528	—	—	—	—	—	—	33,528	3.2%
Wholesale	13,038	—	—	—	—	526	—	13,564	1.3%
Total Non-Controlled / Non-Affiliated Investments	$1,594,214	$229,498	$—	$—	$10,712	$8,608	$1,595	$1,844,627	177.9%
% of Net Assets	153.8%	22.1%	—%	—%	1.0%	0.8%	0.2%	177.9%
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2021
(In thousands, except share data)

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total	% of Net Assets
Non-Controlled / Affiliated Investments
Chemicals, Plastics & Rubber	$—	$—	$—	$—	$—	$25,424	$—	$25,424	2.5%
Consumer Goods – Durable	3,822	—	—	—	—	1,719	—	5,541	0.5%
Diversified Investment Vehicles, Banking, Finance, Real Estate	—	—	—	11,289	—	—	—	11,289	1.1%
Energy – Electricity	—	—	—	—	5,674	776	—	6,450	0.6%
Energy – Oil & Gas	—	—	—	—	—	2,170	—	2,170	0.2%
Manufacturing, Capital Equipment	—	—	—	—	—	—	—	—	—%
Total Non-Controlled / Affiliated Investments	$3,822	$—	$—	$11,289	$5,674	$30,089	$—	$50,874	4.9%
% of Net Assets	0.4%	—%	—%	1.1%	0.5%	2.9%	—%	4.9%
Controlled Investments
Aviation and Consumer Transport	$190,500	$—	$—	$—	$—	$125,061	$—	$315,561	30.4%
Energy – Oil & Gas	35,369	8,111	—	—	—	—	—	43,480	4.2%
High Tech Industries	83,902	—	—	—	6,151	—	—	90,053	8.7%
Transportation – Cargo, Distribution	—	—	22,000	—	—	82,556	—	104,556	10.1%
Total Controlled Investments	$309,771	$8,111	$22,000	$—	$6,151	$207,617	$—	$553,650	53.4%
% of Net Assets	29.9%	0.8%	2.1%	—%	0.6%	20.0%	—%	53.4%
Total	$1,907,807	$237,609	$22,000	$11,289	$22,537	$246,314	$1,595	$2,449,151	236.2%
% of Net Assets	184.1%	22.9%	2.1%	1.1%	2.1%	23.7%	0.2%	236.2%

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2021
(In thousands, except share data)

Industry Classification	Percentage of Total Investments (at Fair Value) as of March 31, 2021
Healthcare & Pharmaceuticals	16.1%
High Tech Industries	13.9%
Aviation and Consumer Transport	13.6%
Business Services	13.2%
Transportation – Cargo, Distribution	5.6%
Consumer Services	4.8%
Beverage, Food & Tobacco	4.0%
Consumer Goods – Non-durable	3.6%
Diversified Investment Vehicles, Banking, Finance, Real Estate	2.5%
Advertising, Printing & Publishing	2.4%
Chemicals, Plastics & Rubber	2.3%
Automotive	2.1%
Energy – Oil & Gas	1.9%
Retail	1.7%
Media – Diversified & Production	1.7%
Education	1.7%
Manufacturing, Capital Equipment	1.5%
Insurance	1.5%
Aerospace & Defense	1.2%
Construction & Building	1.2%
Consumer Goods – Durable	1.2%
Telecommunications	0.9%
Wholesale	0.6%
Environmental Industries	0.4%
Energy – Electricity	0.4%
Total Investments	100.0%
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Note 1. Organization
Apollo Investment Corporation (the “Company,” “Apollo Investment,” “AIC,” “we,” “us,” or “our”), a Maryland corporation incorporated on February 2, 2004, is a closed-end, externally managed, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We commenced operations on April 8, 2004 receiving net proceeds of $870,000 from our initial public offering by selling 62 million shares of common stock at a price of $15.00 per share (20.7 million shares at a price of $45.00 per share adjusted for the one-for-three reverse stock split). Since then, and through March 31, 2021, we have raised approximately $2,210,067 in net proceeds from additional offerings of common stock and repurchased common stock for $223,072.
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
Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of income, expenses, gains and losses during the reported periods. Changes in the economic environment, financial markets, credit worthiness of our portfolio companies, the global outbreak of a novel coronavirus (COVID-19) during 2020, and any other parameters used in determining these estimates could cause actual results to differ materially.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
The World Health Organization has designated COVID-19 as a pandemic, and numerous countries, including the United States, have declared national emergencies with respect to COVID-19. The global impact of the outbreak has been rapidly evolving, and as cases of COVID-19 have continued to be identified in additional countries, many countries have reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading, and limiting operations of nonessential businesses. Such actions are creating disruption in global supply chains, and adversely impacting many industries. The outbreak has had and could continue to have a continued an adverse impact on economic and market conditions. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The Company believes the estimates and assumptions underlying our financial statements are reasonable and supportable based on the information available as of March 31, 2021. However uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of March 31, 2021 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results may ultimately differ from those estimates.
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
Cash and cash equivalents are carried at cost which approximates fair value. Cash equivalents held as of March 31, 2021 was $50,180. Cash equivalents held as of March 31, 2020 was $37,301.
Collateral on Option Contracts
Collateral on option contracts represents restricted cash held by our counterparty as collateral against our derivative instruments until such contracts mature or are settled upon per agreement of buyer and seller of the contract. In accordance with Accounting Standards Update No. 2016-18, Statement of Cash Flows: Restricted Cash, the Statements of Cash Flows outline the changes in cash, including both restricted and unrestricted cash, cash equivalents and foreign currencies. As of March 31, 2021 and March 31, 2020 the company did not hold any derivative contracts.

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
Investments determined by these valuation procedures which have a fair value of less than $1 million during the prior fiscal quarter may be valued based on inputs identified by the Investment Adviser without the necessity of obtaining valuation from an independent valuation firm, if once annually an independent valuation firm using the procedures described herein provides an independent assessment of value. Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. During the year ended March 31, 2021, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.
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

As of March 31, 2021 and March 31, 2020 the company did not hold any derivative contracts.
Offsetting Assets and Liabilities
The Company has elected not to offset cash collateral against the fair value of derivative contracts. The fair values of these derivatives are presented on a gross basis, even when derivatives are subject to master netting agreements. The Company’s disclosures regarding offsetting are discussed in Note 7 to the financial statements.

As of March 31, 2021 and March 31, 2020 the company did not hold any derivative contracts.

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
Expenses
Expenses include management fees, performance-based incentive fees, interest expense, insurance expenses, administrative service fees, legal fees, directors’ fees, audit and tax service expenses, third-party valuation fees and other general and administrative expenses. Expenses are recognized on an accrual basis.

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
Federal and State Income Taxes
We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must (among other requirements) meet certain source-of-income and asset diversification requirements and timely distribute to its stockholders at least 90% of its investment company taxable income as defined by the Code, for each year. The Company (among other requirements) has made and intends to continue to make the requisite distributions to its stockholders, which will generally relieve the Company from corporate-level income taxes. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to stockholders through March 31, 2021 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ending March 31, 2021. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividend and distributions and other permanent book and tax difference are reclassified to paid-in capital.

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
We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the financial statements. As of March 31, 2021, there were no uncertain tax positions and no amounts accrued for interest or penalties. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our tax returns for each of our federal tax years since 2017 remain subject to examination by the Internal Revenue Service.
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
On May 21, 2020, the SEC revised its measure of “significant subsidiary” set forth in Rule 1-02(w)(2) for investment companies. The new definition includes an alternative income measure to determine a “significant subsidiary”. The final rule was effective on January 1, 2021. The Company has implemented this new rule for the current period. See Note 5 to the financial statements for more information on the Company’s unconsolidated significant subsidiaries.
In November 2020, the SEC issued Final Rule Release No. 33-10890, which amended certain SEC disclosure requirements to primarily enhance and simplify Management’s Discussion and Analysis and supplementary financial information. The final rule is effective for all filings on or after February 10, 2021. The Company has implemented this new rule for the current period.
In December 2020, The SEC adopted Rule 2a-5. The Rule establishes a consistent, principles-based framework for boards of directors to use in creating their own specific processes in order to determine fair values in good faith. The effective date for compliance with Rule 2a-5 is September 8, 2022. The Company is evaluating the potential impact that the rule will have on the Company’s financial statements.
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
For accounting purposes only, we are required under GAAP to accrue a theoretical capital gains incentive fee based upon net realized capital gains and unrealized capital gain and loss on investments held at the end of each period. The accrual of this theoretical capital gains incentive fee assumes all unrealized capital gain and loss is realized in order to reflect a theoretical capital gains incentive fee that would be payable to the Investment Adviser at each measurement date. There was no accrual for theoretical capital gains incentive fee for the years ended March 31, 2021 and 2020. It should be noted that a fee so calculated and accrued would not be payable under the Investment Advisers Act of 1940 (“the Advisers Act”) or the investment advisory management agreement, and would not be paid based upon such computation of capital gains incentive fees in subsequent periods. Amounts actually paid to the Investment Adviser will be consistent with the Advisers Act and formula reflected in the investment advisory management agreement which specifically excludes consideration of unrealized capital gain.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
For the years ended March 31, 2021, 2020 and 2019, the Company recognized $36,434, $40,360 and $35,733, respectively, of management fees, and $0, $1,983 and $21,190, respectively, of incentive fees before impact of waived fees. For the years ended March 31, 2021, 2020 and 2019 no management fees were waived (as not applicable). For the years ended March 31, 2021 and 2020 no incentive fees were waived and for the year ended March 31, 2019, incentive fees waived were $5,542.
As of March 31, 2021 and March 31, 2020, management and performance-based incentive fees payable were $8,666 and $10,289, respectively.
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
For the years ended March 31, 2021, 2020 and 2019 management fee offset was $25, $0 and $0, respectively.
Administration Agreement with AIA
The Company has also entered into an administration agreement with the Administrator (the “Administration Agreement”) under which AIA provides administrative services for the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator and requested to be reimbursed by the Administrator in performing its obligations under the Administration Agreement. The expenses include rent and the Company’s allocable portion of compensation and other related expenses for its Chief Financial Officer, Chief Legal Officer and Chief Compliance Officer and their respective staffs. For the years ended March 31, 2021, 2020 and 2019, the Company recognized administrative services expense under the Administration Agreement of $4,765, $6,335 and $6,772, respectively. There was no payable to AIA and its affiliates for expenses paid on our behalf as of March 31, 2021 and March 31, 2020.
Administrative Service Expense Reimbursement
Merx Aviation Finance, LLC (“Merx”), a wholly-owned portfolio company of the Company, has entered into an administration agreement with the Administrator (the “Merx Administration Agreement”) under which AIA provides administrative services to Merx. For the years ended March 31, 2021, 2020 and 2019, the Company recognized administrative service expense reimbursements of $300, $300 and $250, respectively.
Debt Expense Reimbursements
The Company has also entered into debt expense reimbursement agreements with Merx and several other portfolio companies, which will reimburse the Company for reasonable out-of-pocket expenses incurred, including any interest, fees or other amounts incurred by the Company in connection with letters of credit issued on their behalf. For the years ended March 31, 2021, 2020 and 2019, the Company recognized debt expense reimbursements of $62, $133 and $273, respectively, under the debt expense reimbursement agreements.

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
As of March 31, 2021, the Company’s co-investment holdings were 63% of the portfolio or $1,542,275, measured at fair value. On a cost basis, 57% of the portfolio or $1,545,567 were co-investments. As of March 31, 2020, the Company’s co-investment holdings were 59% of the portfolio or $1,653,269, measured at fair value. On a cost basis, 55% of the portfolio or $1,711,258 were co-investments.
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
On April 1, 2020, $105,300 of the Merx first lien secured revolver held by the Company was converted into common equity. In addition, the interest rate on the revolver was lowered from 12% to 10%. The balance of the Merx revolver as of March 31, 2021 was $190,500.
Note 4. Earnings Per Share
The following table sets forth the computation of earnings (loss) per share (“EPS”), pursuant to ASC 260-10, for the years ended March 31, 2021, 2020 and 2019:

	Year Ended March 31,
	2021	2020	2019
Basic and Diluted Earnings (Loss) Per Share
Net increase (decrease) in net assets resulting from operations	$111,861	$(116,064)	$71,946
Weighted average shares outstanding	65,259,176	67,228,771	70,645,944
Basic and diluted earnings (loss) per share	$1.71	$(1.73)	$1.02

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
Note 5. Investments
Fair Value Measurement and Disclosures
The following table shows the composition of our investment portfolio as of March 31, 2021, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$1,995,074	$1,907,807	$—	$—	$1,907,807
Second Lien Secured Debt	279,437	237,609	—	—	237,609
Unsecured Debt	22,000	22,000	—	—	22,000
Structured Products and Other	16,812	11,289	—	—	11,289
Preferred Equity	40,703	22,537	—	—	22,537
Common Equity/Interests	362,162	246,314	—	484	245,830
Warrants	211	1,595	—	—	1,595
Total Investments before Cash Equivalents	$2,716,399	$2,449,151	$—	$484	$2,448,667
Money Market Fund	$50,180	$50,180	$50,180	$—	$—
Total Cash Equivalents	$50,180	$50,180	$50,180	$—	$—
Total Investments after Cash Equivalents	$2,766,579	$2,499,331	$50,180	$484	$2,448,667

The following table shows the composition of our investment and derivative portfolio as of March 31, 2020, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

The following table shows changes in the fair value of our Level 3 investments during the year ended March 31, 2021:

	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Fair value as of March 31, 2020	$2,265,800	$343,420	$—	$9,748	$7,968	$157,943	$136	$2,785,015
Net realized gains (losses)	(15,446)	(2,906)	—	—	(1,519)	2,524	(48)	(17,395)
Net change in unrealized gains (losses)	70,671	676	—	1,458	(3,456)	(33,916)	1,431	36,864
Net amortization on investments	10,202	932	—	—	—	—	—	11,134
Purchases, including capitalized PIK (3)	683,284	2,171	22,000	83	19,764	138,148	76	865,526
Sales (3)	(1,106,704)	(106,684)	—	—	(220)	(18,869)	—	(1,232,477)
Transfers out of Level 3 (1)	—	—	—	—	—	—	—	—
Transfers into Level 3 (1)	—	—	—	—	—	—	—	—
Fair value as of March 31, 2021	$1,907,807	$237,609	$22,000	$11,289	$22,537	$245,830	$1,595	$2,448,667

Net change in unrealized gains (losses) on Level 3 investments still held as of March 31, 2021	$20,794	$(5,764)	$—	$1,458	$(3,456)	$(36,640)	$1,431	$(22,177)
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
(2)Includes unfunded commitments measured at fair value of $(5,446).
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
(2)Includes unfunded commitments measured at fair value of $(13,795).
(3)Includes reorganizations and restructuring of investments.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of March 31, 2021 and March 31, 2020. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.
The unobservable inputs used in the fair value measurement of our Level 3 investments as of March 31, 2021 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range		Weighted Average (1)
First Lien Secured Debt	$190,500	Discounted Cash Flow	Discount Rate	7.5%	12.0%	12.0%
		Residual Value	Residual Value	N/A	N/A	N/A
	31,438	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
		Market Comparable Technique	Comparable Multiple	0.7x	1.4x	1.1x
	44,998	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	35,369	Recovery Analysis	Commodity Price	54.00	60.16	59.86
	398	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
	8,376	Recovery Analysis	Sale Proceeds	N/A	N/A	N/A
	1,596,728	Yield Analysis	Discount Rate	4.1%	32.3%	8.5%
Second Lien Secured Debt	12,795	Market Comparable Approach	Comparable Multiple	6.3x	6.3x	6.3x
	8,111	Recovery Analysis	Commodity Price	57.00	62.33	61.13
	10,536	Recovery Analysis	Sale Proceeds	N/A	N/A	N/A
	206,167	Yield Analysis	Discount Rate	9.3%	14.9%	11.5%
Unsecured Debt	22,000	Discounted Cash Flow	Discount Rate	16.0%	16.0%	16.0%
		Residual Value	Residual Value	N/A	N/A	N/A
Structured Products and Other	11,289	Discounted Cash Flow	Discount Rate	9.0%	9.0%	9.0%
Preferred Equity	498	Discounted Cash Flow	Discount Rate	9.0%	9.0%	9.0%
	16,863	Market Comparable Technique	Comparable Multiple	0.7x	13.2x	8.7x
	5,176	Option Pricing Model	Expected Volatility	101.0%	101.0%	101.0%
	—	Yield Analysis	Discount Rate	32.3%	32.3%	0.0%
Common Equity/Interests	2,053	Discounted Cash Flow	Discount Rate	9.0%	32.3%	19.3%
	207,617	Discounted Cash Flow	Discount Rate	7.5%	16.0%	10.2%
		Residual Value	Residual Value	N/A	N/A	N/A
	7,977	Market Comparable Technique	Comparable Multiple	0.7x	16.5x	9.9x
	215	Option Pricing Model	Expected Volatility	35.0%	35.0%	35.0%
	374	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	2,170	Recovery Analysis	Commodity Price	54.00	62.33	60.08
	25,424	Recovery Analysis	Implied Illiquidity Discount	18.5%	18.5%	18.5%
		Recovery Analysis	Transaction Price	N/A	N/A	N/A
Warrants	1,595	Option Pricing Model	Expected Volatility	65.0%	90.0%	88.4%
Total Level 3 Investments	$2,448,667
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
Investment Transactions
For the years ended March 31, 2021, 2020 and 2019, purchases of investments on a trade date basis were $617,096, $1,866,272 and $1,278,061, respectively. For the years ended March 31, 2021, 2020 and 2019, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $997,924, $1,265,631 and $1,086,779, respectively.
PIK Income
The Company holds loans and other investments, including certain preferred equity investments, that have contractual PIK income. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. During the years ended March 31, 2021, 2020 and 2019, PIK income earned was $6,506, $10,936 and $8,585, respectively.
The following table shows the change in capitalized PIK balance for the years ended March 31, 2021, 2020 and 2019:

	Year Ended March 31,
	2021	2020	2019
PIK balance at beginning of period	$37,481	$23,720	$24,454
PIK income capitalized	6,774	20,083	6,412
Adjustments due to investments exited or written off	—	—	(2,446)
PIK income received in cash	(2,308)	(6,322)	(4,700)
PIK balance at end of period	$41,947	$37,481	$23,720

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
Dividend Income on CLOs
The Company holds structured products and other investments. The CLO equity investments are entitled to recurring distributions which are generally equal to the excess cash flow generated from the underlying investments after payment of the contractual payments to debt holders and fund expenses. The Company records as dividend income the accretable yield from its beneficial interests in structured products such as CLOs based upon a number of cash flow assumptions that are subject to uncertainties and contingencies. During the years ended March 31, 2021, 2020 and 2019 dividend income from structured products was $1,308, $1,286 and $1,198, respectively.
Investments on Non-Accrual Status
As of March 31, 2021, 5.7% of total investments at amortized cost, or 1.4% of total investments at fair value, were on non-accrual status. As of March 31, 2020, 5.1% of total investments at amortized cost, or 1.7% of total investments at fair value, were on non-accrual status.
Unconsolidated Significant Subsidiary
Our investments are generally in small and mid-sized companies in a variety of industries. In accordance with Rules 3-09 and 4-08(g) of Regulation S-X (“Rule 3-09” and “Rule 4-08(g),” respectively), we must determine which of our unconsolidated controlled portfolio companies are considered “significant subsidiaries,” if any. In evaluating these investments, Rule 1-02(w)(2) of Regulation S-X stipulates two tests to be utilized by a business development corporation to determine if any of our controlled investments are considered significant subsidiaries for financial reporting purposes: the investment test and the income test. Rule 3-09 requires separate audited financial statements of an unconsolidated majority owned subsidiary in an annual report if any of the tests exceed the thresholds noted in Rule 1-02(w)(2) whereas Rule 4-08(g) only requires summarized financial information in an annual/quarterly report if the thresholds are exceeded.
Our investment in Merx Aviation Finance, LLC as of March 31, 2021 exceeded the threshold in at least one of the tests. Accordingly, we are attaching the audited financial statements of Merx Aviation Finance, LLC to Form 10-K.
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
As of March 31, 2021, 2020, 2019 the Company did not hold any derivative contracts. The volume of the derivatives, based on the base notional value of option contracts, for the year ended March 31, 2019 was $153,150 for purchased call options, $13,750 for purchased put options, $(13,575) for written call options and $(146,969) for written put options.
The effect of transactions in derivative instruments to the Statements of Operations during the years ended March 31, 2021, 2020 and 2019 were as follows:

	Year Ended March 31,
	2021	2020	2019
Net Change in Unrealized Losses on Derivatives
Purchased Put Options	$—	$—	$4,531
Written Call Options	—	—	14,614
Net Change in Unrealized Losses on Derivatives	$—	$—	$19,145

	Year Ended March 31,
	2021	2020	2019
Net Realized Losses on Derivatives
Purchased Put Options	$—	$—	$(5,472)
Written Call Options	—	—	(24,523)
Net Realized Losses on Derivatives	$—	$—	$(29,995)
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
The Company has elected not to offset assets and liabilities in the Statements of Assets and Liabilities that may be received or paid as part of collateral arrangements, even when an enforceable master netting arrangement or other agreement is in place that provides the Company, in the event of counterparty default, the right to liquidate collateral and the right to offset a counterparty’s rights and obligations. As of March 31, 2021 and March 31, 2020, the Company did not hold any derivative contracts.
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
The Company’s outstanding debt obligations as of March 31, 2021 were as follows:

	Date Issued/Amended	Total Aggregate Principal Amount Committed		Principal Amount Outstanding		Fair Value		Final Maturity Date
Senior Secured Facility	12/22/2020	$1,810,000	**	$1,119,186	*	$1,139,765	(1)	12/22/2025
2025 Notes	3/3/2015	350,000		350,000		357,763	(2)	3/3/2025
Total Debt Obligations		$2,160,000		$1,469,186		$1,497,528
Deferred Financing Cost and Debt Discount				$(3,815)
Total Debt Obligations, net of Deferred Financing Cost and Debt Discount				$1,465,371
____________________
* Includes foreign currency debt obligations as outlined in Foreign Currency Transactions and Translations within this note to the financial statements.
** Lender commitments will remain $1,810,000 through November 19, 2022 and will then decrease to $1,705,000 thereafter
(1)The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of March 31, 2021. The valuation is based on a yield analysis and discount rate commensurate with the market yields for similar types of debt.
(2)The fair value of these debt obligations would be categorized as Level 2 under ASC 820 as of March 31, 2021. The valuation is based on broker quoted prices.

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
Senior Secured Facility
On December 22, 2020, the Company amended and restated its senior secured, multi-currency, revolving credit facility (the “Senior Secured Facility”), previously amended and restated as of November 19, 2018. Lender commitments in the amended and restated agreement will remain $1,810,000 through November 19, 2022 and will decrease to $1,705,000 thereafter. The amended and restated agreement extended the final maturity date through December 22, 2025, and includes an accordion provision which allows the Company to increase the total commitments under the existing revolving facility up to an aggregate principal amount of $2,715,000 from new or existing lenders on the same terms and conditions as the existing commitments. The Senior Secured Facility is secured by substantially all of the assets in the Company’s portfolio, including cash and cash equivalents. Commencing December 22, 2024, the Company is required to repay, in twelve consecutive monthly installments of equal size, the outstanding amount under the Senior Secured Facility as of December 22, 2024. In addition, the stated interest rate on the facility remains as a formula-based calculation based on a minimum borrowing base, resulting in a stated interest rate, depending on the type of borrowing, of (a) either LIBOR plus 1.75% per annum or LIBOR plus 2.00% per annum, or (b) either Alternate Base Rate plus 0.75% per annum or Alternate Base Rate plus 1% per annum. As of March 31, 2021, the stated interest rate on the facility was LIBOR plus 2.00%. The Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the Senior Secured Facility and participation fees and fronting fees of up to 2.25% per annum on the letters of credit issued.

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
The Senior Secured Facility also provides for the issuance of letters of credit up to an aggregate amount of $150,000. As of March 31, 2021 and March 31, 2020, the Company had $177 and $6,227, respectively, in standby letters of credit issued through the Senior Secured Facility. The amount available for borrowing under the Senior Secured Facility is reduced by any standby letters of credit issued through the Senior Secured Facility. Under GAAP, these letters of credit are considered commitments because no funding has been made and as such are not considered a liability. These letters of credit are not senior securities because they are not in the form of a typical financial guarantee and the portfolio companies are obligated to refund any drawn amounts. The available remaining capacity under the Senior Secured Facility was $690,637 and $354,371 as of March 31, 2021 and March 31, 2020, respectively. Terms used in this disclosure have the meanings set forth in the Senior Secured Facility agreement.
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
The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the years ended March 31, 2021, 2020 and 2019:

	Year Ended March 31,
	2021	2020	2019
Average debt outstanding	$1,632,308	$1,529,524	$993,158
Maximum amount of debt outstanding	1,818,920	1,878,950	1,274,562

Weighted average annualized interest cost (1)	3.04%	4.42%	5.31%
Annualized amortized debt issuance cost	0.35%	0.37%	0.55%
Total annualized interest cost	3.39%	4.79%	5.86%
____________________
(1)Includes the stated interest expense and commitment fees on the unused portion of the Senior Secured Facility. Commitment fees for the years ended March 31, 2021, 2020 and 2019 were $1,983, $2,150 and $3,142, respectively.
Foreign Currency Transactions and Translations
The Company had the following foreign-denominated debt outstanding on the Senior Secured Facility as of March 31, 2021:

	Original Principal Amount (Local)		Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
Euro		€15,900	17,392	18,687	(1,295)	4/30/2021
British Pound		£77,000	95,593	106,237	(10,644)	4/30/2021
Australian Dollar	A$	6,300	4,617	4,799	(182)	4/30/2021
			$117,602	$129,723	$(12,121)

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
The Company had the following foreign-denominated debt outstanding on the Senior Secured Facility as of March 31, 2020:

	Original Principal Amount (Local)		Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
Canadian Dollar	C$	2,300	$1,894	$1,616	$278	4/30/2020
Euro		€36,400	39,960	39,940	20	4/30/2020
British Pound		£3,500	4,456	4,340	116	4/14/2020
British Pound		£9,000	11,631	11,159	472	4/24/2020
British Pound		£1,500	1,943	1,860	83	4/27/2020
British Pound		£87,000	107,751	107,876	(125)	4/30/2020
British Pound		£3,000	$3,523	$3,720	$(197)	4/20/2020
Australian Dollar	A$	1,000	701	612	89	4/14/2020
Australian Dollar	A$	6,000	$4,406	$3,672	$734	4/30/2020
			$176,265	$174,795	$1,470
As of March 31, 2021 and March 31, 2020, the Company was in compliance with all debt covenants for all outstanding debt obligations.
Note 9. Stockholders’ Equity
There were no equity offerings of common stock during the years ended March 31, 2021 and March 31, 2020.
The Company adopted the following plans, approved by the Board of Directors, for the purpose of repurchasing its common stock in accordance with applicable rules specified in the Securities Exchange Act of 1934 (the “1934 Act”) (the “Repurchase Plans”):

Date of Agreement/Amendment	Maximum Cost of Shares That May Be Repurchased	Cost of Shares Repurchased	Remaining Cost of Shares That May Be Repurchased
August 6, 2015	$50,000	$50,000	$—
December 14, 2015	50,000	50,000	—
September 14, 2016	50,000	50,000	—
October 30, 2018	50,000	50,000	—
February 6, 2019	50,000	23,071	26,929
Total as of March 31, 2021	$250,000	$223,071	$26,929
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
Under the Repurchase Plans described above, the Company allocated the following amounts to be repurchased in accordance with SEC Rule 10b5-1 (the “10b5-1 Repurchase Plans”):

Effective Date	Termination Date	Amount Allocated to 10b5-1 Repurchase Plans
September 15, 2015	November 5, 2015	$5,000
January 1, 2016	February 5, 2016	10,000
April 1, 2016	May 19, 2016	5,000
July 1, 2016	August 5, 2016	15,000
September 30, 2016	November 8, 2016	20,000
January 4, 2017	February 6, 2017	10,000
March 31, 2017	May 19, 2017	10,000
June 30, 2017	August 7, 2017	10,000
October 2, 2017	November 6, 2017	10,000
January 3, 2018	February 8, 2018	10,000
June 18, 2018	August 9, 2018	10,000
September 17, 2018	October 31, 2018	10,000
December 12, 2018	February 7, 2019	10,000
February 25, 2019	May 17, 2019	25,000
March 18, 2019	May 17, 2019	10,000
June 4, 2019	August 7, 2019	25,000
June 17, 2019	August 7, 2019	20,000
September 16, 2019	November 6, 2019	20,000
December 6, 2019	February 5, 2020	25,000
December 16, 2019	February 5, 2020	15,000
March 12, 2020	March 19, 2020	20,000
March 30, 2021	May 21, 2021	10,000
During the year ended March 31, 2021, the Company did not repurchase shares.
During the year ended March 31, 2020, the Company repurchased 3,617,810 shares at a weighted average price per share of $14.41, inclusive of commissions, for a total cost of $52,141. This represents a discount of approximately 20.57% of the average net asset value per share for the year ended March 31, 2020.
Since the inception of the Repurchase Plans through March 31, 2021, the Company repurchased 13,654,578 shares at a weighted average price per share of $16.34, inclusive of commissions, for a total cost of $223,072. Including fractional shares, the Company has repurchased 13,654,608 shares at a weighted average price per share of $16.34, inclusive of commissions for a total cost of $223,072.
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
Note 10. Commitments and Contingencies
The Company has various commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of March 31, 2021 and March 31, 2020, the Company had the following unfunded commitments to its portfolio companies:

	March 31, 2021	March 31, 2020
Unfunded revolver obligations and bridge loan commitments (1)	$261,854	$269,716
Standby letters of credit issued and outstanding (2)	2,787	9,014
Unfunded delayed draw loan commitments (including commitments with performance thresholds not met)(3)	172,249	230,778
Total Unfunded Commitments(4)	$436,890	$509,508
____________________
(1)The unfunded revolver obligations may or may not be funded to the borrowing party in the future. The amounts relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of March 31, 2021 and March 31, 2020, subject to the terms of each loan’s respective credit agreements which includes borrowing covenants that need to be met prior to funding. As of March 31, 2021 and March 31, 2020, the bridge loan commitments included in the balances were $0 and $15,050, respectively.
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
(4)The Company also had an unfunded revolver commitment to its fully controlled affiliate Merx Aviation Finance, LLC of $109,500 and $194,700 for the years ended of March 31, 2021 and 2020, respectively. Given the Company’s controlling interest, the timing and the amount of the funding has not been determined.
As further discussed in Note 2, the full extent of the impact of COVID-19 on the global economy generally, and the Company’s business in particular is uncertain. As of March 31, 2021, no contingencies have been recorded on the Company’s Statement of Assets and Liabilities as a result of COVID-19, however as the global pandemic continues and the economic implications worsen, it may have long-term impacts on the Company’s financial condition, results of operations, and cash flows. Refer to Note 2 for further discussion of COVID-19.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
Note 11. Income Taxes
For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The final determination of the tax character of distributions will not be made until we file our tax return for each tax year and the tax characteristics of all distributions will be reported to stockholders on Form 1099 after the end of each calendar year. The tax character of distributions paid to stockholders during the tax years ended March 31, 2021, 2020 and 2019 were as follows:

	Year Ended March 31,
	2021	2020	2019
Ordinary income	$99,847	$120,107	$112,042
Capital gains	—	—	—
Return of capital	—	—	14,533
Total distributions paid to stockholders	$99,847	$120,107	$126,575
Taxable income generally differs from net increase in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.
The following table reconciles the net increase in net assets resulting from operations to taxable income for the tax years ended March 31, 2021, 2020 and 2019:

	Year Ended March 31,
	2021	2020	2019
Net increase (decrease) in net assets resulting from operations	$111,861	$(116,064)	$71,946
Adjustments:
Net realized losses (gains)	21,506	6,318	50,033
Net change in unrealized losses (gains)	(23,341)	255,020	5,770
Income not currently taxable	—	—	—
Income (loss) recognized for tax but not book	7,673	(11,895)	(22,478)
Expenses not currently deductible	—	—	16,477
Expenses incurred for tax but not book	—	—	—
Realized gain/loss differences (1)	(7,933)	41,533	(8,301)
Taxable income before deductions for distributions	$109,766	$174,912	$113,447
____________________
(1)These pertain to book income/losses treated as capital gains/losses for tax purposes or book realized gains/losses treated as ordinary income/losses for tax purposes.
The following table shows the components of accumulated losses on a tax basis for the years ended March 31, 2021, 2020 and 2019:

	Year Ended March 31,
	2021	2020	2019
Undistributed ordinary income	$61,268	$53,132	$—
Capital loss carryforward	(752,317)	(739,365)	(737,529)
Other temporary book-to-tax differences	(34,615)	(35,225)	(47,517)
Unrealized appreciation (depreciation)	(337,930)	(354,168)	(58,232)
Total accumulated under-distributed (over-distributed) earnings	$(1,063,594)	$(1,075,626)	$(843,278)

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
As of March 31, 2021, the Company had a post-enactment short-term capital loss carryforward of $240,497 and long-term capital loss carryforward of $511,821. As of March 31, 2020, the Company had a post-enactment short-term capital loss carryforward of $245,100 and long-term capital loss carryforward of $494,265. As of March 31, 2019, the Company had a post-enactment short-term capital loss carryforward of $245,271 and long-term capital loss carryforward of $492,257.
As of March 31, 2021, the Company had no pre-enactment net capital loss carryforward. None of the pre-enactment net capital loss carryforwards were utilized in the past three years and none of the pre-enactment net capital loss carryforwards expired on March 31, 2021.
For tax purposes, the Company may elect to defer any portion of a post-October capital loss or late-year ordinary loss to the first day of the following fiscal year.
As of March 31, 2021, the Company deferred no late-year ordinary losses which are deemed to arise on April 1, 2021. As of March 31, 2020, the Company deferred no late-year ordinary losses which are deemed to arise on April 1, 2020. As of March 31, 2019, the Company deferred late-year ordinary losses of 16,477 which is deemed to arise on April 1, 2019
As of March 31, 2021, the Company deferred post-October capital loss of $11,121 deemed on arise on April 1, 2021. As of March 31, 2020, the Company deferred post-October capital loss of $5,858 deemed to arise on April 1, 2020. As of March 31, 2019, the Company had no net post-October capital loss deferral deemed to arise on April 1, 2019.
Management has analyzed the Company’s tax positions taken, or to be taken, on federal income tax returns for all open tax years, and has concluded that no provision for income tax is required in the Company’s financial statements. The Company’s federal tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed.
In general, we may make certain reclassifications to the components of net assets as a result of permanent book-to-tax differences and book-to-tax differences relating to stockholder distributions. Accordingly, as of March 31, 2021, we adjusted accumulated net realized loss by ($7,179) to $755,606 and overdistributed net investment income by ($7,161) to ($24,226). Total earnings and net asset value were not affected. As of March 31, 2020, we adjusted accumulated net realized loss by $1,088 to $745,645 and overdistributed net investment income by ($5,631) to $27,244. Total earnings and net asset value were not affected.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
Note 12. Financial Highlights
The following is a schedule of financial highlights for each of the five years ended March 31, 2021.

	Year Ended March 31,
	2021	2020	2019	2018	2017
Per Share Data*
Net asset value at beginning of period	$15.70	$19.06	$19.67	$20.22	$21.84
Net investment income (1)	1.69	2.16	1.81	1.83	2.01
Net realized and change in unrealized gains (losses) (1)	0.03	(3.89)	(0.79)	(0.64)	(1.77)
Net increase (decrease) in net assets resulting from operations	1.71	(1.73)	1.02	1.19	0.25
Distribution of net investment income (2)	(1.53)	(1.80)	(1.59)	(1.19)	(1.05)
Distribution of return of capital (2)	—	—	(0.21)	(0.60)	(0.90)
Accretion due to share repurchases	—	0.20	0.17	0.03	0.12
Net asset value at end of period	$15.88	$15.70	$19.06	$19.67	$20.22

Per share market value at end of period	$13.72	$6.75	$15.14	$15.66	$19.68
Total return (3)	135.08%	(48.62)%	8.31%	(12.06)%	31.44%
Shares outstanding at end of period	65,259,176	65,259,176	68,876,986	72,104,032	73,231,551
Weighted average shares outstanding	65,259,176	67,228,771	70,645,944	72,874,613	74,138,358

Ratio/Supplemental Data
Net assets at end of period (in millions)	$1,036.3	$1,024.3	$1,312.6	$1,418.1	$1,481.8
Ratio of operating expenses to average net assets (4)	5.05%	4.79%	5.09%	5.02%	4.59%
Ratio of interest and other debt expenses to average net assets	5.44%	6.01%	4.26%	3.61%	3.86%
Ratio of total expenses to average net assets (4)	10.49%	10.80%	9.35%	8.63%	8.45%
Ratio of net investment income to average net assets	10.82%	11.91%	9.38%	9.15%	9.66%
Average debt outstanding (in millions)	$1,632.3	$1,529.5	$993.2	$899.3	$1,048.7
Average debt per share	$25.01	$22.75	$14.06	$12.33	$14.13
Portfolio turnover rate	23.79%	46.58%	46.26%	45.06%	23.25%
Asset coverage per unit (5)	$1,705	$1,567	$2,153	$2,770	$2,709
____________________
*Totals may not foot due to rounding.
(1)Financial highlights are based on the weighted average number of shares outstanding for the period presented.
(2)The tax character of distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. Although the tax character of distributions paid to stockholders through March 31, 2021 may include return of capital, the exact amount cannot be determined at this point. Per share amounts are based on actual rate per share.
(3)Total return is based on the change in market price per share during the respective periods. Total return also takes into account distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(4)The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets are shown inclusive of all voluntary management and incentive fee waivers (See Note 3 to the financial statements). For the years ended March 31, 2021, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 5.08% and 10.53%, respectively, without the voluntary fee waivers. For the year ended March 31, 2020, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 4.81% and 10.83%, respectively, without the voluntary fee waivers. For the year ended March 31, 2019, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 5.51% and 9.79%, respectively, without the voluntary fee waivers. For the year ended March 31, 2018, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 6.39% and 10.03%, respectively, without the voluntary fee waivers. For the year ended March 31, 2017, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 5.98% and 9.85%, respectively, without the voluntary fee waivers.
(5)The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the asset coverage per unit.
Note 13. Selected Quarterly Financial Data (Unaudited)
The following table sets forth selected financial data for each quarter within the three years ended March 31, 2021:

	Investment Income		Net Investment Income		Net Realized And Change in Unrealized Gains (Losses)		Net Increase (Decrease) in Net Assets from Operations — Basic
Quarter Ended	Total	Per Share*	Total	Per Share*	Total	Per Share*	Total	Per Share*
March 31, 2021	$50,825	$0.78	$25,635	$0.39	$16,777	$0.26	$42,411	$0.65
December 31, 2020	54,364	0.83	28,257	0.43	4,909	0.08	33,166	0.51
September 30, 2020	54,891	0.84	27,906	0.43	5,383	0.08	33,289	0.51
June 30, 2020	56,669	0.87	28,229	0.43	(25,234)	(0.39)	2,995	0.05
March 31, 2020	71,600	1.08	38,786	0.59	(186,033)	(2.81)	(147,247)	(2.22)
December 31, 2019	68,482	1.03	36,220	0.54	(35,934)	(0.54)	286	0.00
September 30, 2019	70,318	1.04	35,734	0.53	(28,666)	(0.43)	7,068	0.10
June 30, 2019	66,516	0.97	34,534	0.50	(10,705)	(0.16)	23,829	0.35
March 31, 2019	61,410	0.89	32,552	0.47	(708)	(0.01)	31,844	0.46
December 31, 2018	64,041	0.91	31,487	0.45	(32,655)	(0.47)	(1,178)	(0.02)
September 30, 2018	66,034	0.93	32,163	0.45	(4,134)	(0.06)	28,029	0.39
June 30, 2018	63,591	0.88	31,548	0.44	(18,298)	(0.25)	13,250	0.18
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
The Company believes the estimates and assumptions underlying our financial statements are reasonable and supportable based on the information available as of March 31, 2021. However uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of March 31, 2021 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results may ultimately differ from those estimates. To the extent the Company's portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, it may have a material adverse impact on the Company's future net investment income, the fair value of its portfolio investments, its financial condition and the results of operations and financial condition of the Company's portfolio companies. See Note 2 for information regarding the potential impact of the COVID-19 pandemic.
On May 20, 2021 the Company’s Board of Directors, including a majority of the directors who are not “interested persons” of the Company as defined in the Investment Company Act of 1940, voted to approve the continuation of the Company’s investment advisory management agreement through May 20, 2022.

On May 20, 2021, the Board of Directors voted to immediately decrease the size of the Board from ten to eight, thereby eliminating two vacancies.
On May 20, 2021, the Company’s Board of Directors declared a distribution of $0.31 per share, payable on July 7, 2021 to stockholders of record as of June 17, 2021. On May 20, 2021, the Company’s Board also declared a supplemental distribution of $0.05 per share payable on July 7, 2021 to stockholders of record as of June 17, 2021. There can be no assurances that the Board will continue to declare a base distribution of $0.31 per share or a supplemental distribution.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2021 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
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
Changes in Internal Control Over Financial Reporting
Management has not identified any change in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter of 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2021 Annual Stockholder Meeting, to be filed with the SEC within 120 days after March 31, 2021, and is incorporated herein by reference.
Item 11. Executive Compensation
Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2021 Annual Stockholder Meeting, to be filed with the SEC within 120 days after March 31, 2021, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2021 Annual Stockholder Meeting, to be filed with the SEC within 120 days after March 31, 2021, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2021 Annual Stockholder Meeting, to be filed with the SEC within 120 days after March 31, 2021, and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2021 Annual Stockholder Meeting, to be filed with the SEC within 120 days after March 31, 2021, and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)The following documents are filed as part of this report:
i.Financial Statements – See the Index to Financial Statements in Item 8 of this report.
ii.Financial Statement Schedules – None.
iii.Exhibits – The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (according to the number assigned to them in Item 601 of Regulation S-K):

3.1(a)	Articles of Amendment (1)
3.1(b)	Articles of Amendment and Restatement (8)
3.1(c)	Articles of Amendment (12)
3.1(d)	Articles of Amendment (14)
3.2	Fifth Amended and Restated Bylaws (9)
4.1	Form of Stock Certificate (4)
4.2	In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the Registrant have been omitted but will be furnished to the SEC upon request.
4.3	Indenture, dated as of October 9, 2012, between the Registrant and U.S. Bank National Association, as Trustee (7)
4.4	Fourth Supplemental Indenture, dated as of March 3, 2015, relating to the 5.250% Notes due 2025, between the Registrant and U.S. Bank National Association, as Trustee (7)
4.5	Form of 5.250% Notes due 2025 (contained in the Fourth Supplemental Indenture filed as Exhibit 4.8 hereto) (7)
4.6	Description of Apollo Investment Corporation’s Registered Securities (15)
10.1	Third Amended and Restated Investment Advisory Management Agreement between the Registrant and Apollo Investment Management, L.P. (10)
10.2	Second Amended and Restated Administration Agreement between the Registrant and Apollo Investment Administration, LLC (3)
10.3	Dividend Reinvestment Plan (4)
10.4	Custodian Agreement (2)
10.5	Amended and Restated Trademark License Agreement between the Registrant and Apollo Management Holdings, L.P., dated as of May 14, 2012 (6)
10.6	Form of Transfer Agency and Service Agreement (2)
10.7	Amended and Restated Senior Secured Revolving Credit Agreement, dated December 22, 2020 (11)
10.10	Fee Offset Agreement, dated as of January 16, 2019 (13)
11.1	Computation of Per Share Earnings (included in the notes to the financial statements contained in this annual report)
12.1	Computation of Ratios (included in the notes to the financial statements contained in this annual report)
14.1	Amended and Restated Code of Ethics (5)
21.1	Subsidiaries of the Registrant (included in the notes to the financial statements contained in this annual report)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
99.1	Audited Financial Statements of Merx Aviation Finance LLC as of and for the year ended March 31, 2021*
99.2	Consent of Independent Registered Public Accounting Firm*
99.3	Consent of Independent Auditors*
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
(9)Incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, filed on May 18, 2018.
(10)Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on August 10, 2018.
(11)Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on December 22, 2020.
(12)Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed on December 3, 2018.
(13)Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q, filed on February 6, 2019.
(14)Incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K, filed on July 22, 2019.
(15)Incorporated by reference to Exhibit 4.6 to Registrant’s From 10k, Filed May 21, 2020

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 20, 2021.

APOLLO INVESTMENT CORPORATION

By:	/s/ HOWARD WIDRA
Howard Widra
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ HOWARD WIDRA	/s/ GREGORY W. HUNT
Howard Widra	Gregory W. Hunt
Chief Executive Officer	Chief Financial Officer and Treasurer
(Principal Executive Officer)	(Principal Financial Officer)
May 20, 2021	May 20, 2021

/s/ AMIT JOSHI	/s/ JOHN J. HANNAN
Amit Joshi	John J. Hannan
Chief Accounting Officer and Assistant Treasurer	Chairman of the Board of Directors, Director
(Principal Accounting Officer)	May 20, 2021
May 20, 2021

/s/ R. RUDOLPH REINFRANK	/s/ BARBARA MATAS
R. Rudolph Reinfrank	Barbara Matas
Director	Director
May 20, 2021	May 20, 2021

/s/ BRADLEY J. WECHSLER	/s/ JEANETTE W. LOEB
Bradley J. Wechsler	Jeanette W. Loeb
Director	Director
May 20, 2021	May 20, 2021

/s/ ELLIOT STEIN, JR.	/s/ FRANK C. PULEO
Elliot Stein, Jr.	Frank C. Puleo
Director	Director
May 20, 2021	May 20, 2021