Form 10-Q
period 2021-06-30
APOLLO INVESTMENT CORP
filed 2021-08-05
CIK 1278752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒
The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of August 4, 2021 was 65,069,186.

APOLLO INVESTMENT CORPORATION

PART I. FINANCIAL INFORMATION
In this report, the terms the “Company,” “Apollo Investment,” “AIC,” “we,” “us,” and “our” refer to Apollo Investment Corporation unless the context specifically states otherwise.
Item 1. Financial Statements

APOLLO INVESTMENT CORPORATION
STATEMENTS OF ASSETS AND LIABILITIES
(In thousands, except share and per share data)

	June 30, 2021	March 31, 2021
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost — $1,910,491 and $1,871,073, respectively)	$1,890,871	$1,844,627
Non-controlled/affiliated investments (cost — $134,302 and $133,428, respectively)	61,747	50,874
Controlled investments (cost — $708,453 and $711,898, respectively)	540,178	553,650
Cash and cash equivalents	41,155	50,180
Foreign currencies (cost — $6,227 and $4,462, respectively)	6,162	4,444
Receivable for investments sold	5,390	1,351
Interest receivable	13,730	13,135
Dividends receivable	4,104	3,793
Deferred financing costs	20,332	21,528
Prepaid expenses and other assets	1,657	907
Total Assets	$2,585,326	$2,544,489

Liabilities
Debt	$1,488,798	$1,465,371
Payable for investments purchased	6,586	—
Distributions payable	23,441	23,493
Management and performance-based incentive fees payable	8,813	8,666
Interest payable	6,781	2,096
Accrued administrative services expense	1,251	794
Other liabilities and accrued expenses	6,651	7,739
Total Liabilities	$1,542,321	$1,508,159
Commitments and contingencies (Note 8)
Net Assets	$1,043,005	$1,036,330

Net Assets
Common stock, $0.001 par value (130,000,000 shares authorized; 65,113,604 and 65,259,176 shares issued and outstanding, respectively)	$65	$65
Capital in excess of par value	2,097,832	2,099,876
Accumulated under-distributed (over-distributed) earnings	(1,054,892)	(1,063,611)
Net Assets	$1,043,005	$1,036,330

Net Asset Value Per Share	$16.02	$15.88
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,
	2021	2020
Investment Income
Non-controlled/non-affiliated investments:
Interest income (excluding Payment-in-kind (“PIK”) interest income)	$40,244	$47,726
Dividend income	72	—
PIK interest income	1,201	786
Other income	1,187	384
Non-controlled/affiliated investments:
Interest income (excluding PIK interest income)	45	8
Dividend income	312	345
PIK interest income	16	—
Other income	—	—
Controlled investments:
Interest income (excluding PIK interest income)	7,157	5,892
Dividend income	—	800
PIK interest income	319	728
Other income	—	—
Total Investment Income	$50,553	$56,669
Expenses
Management fees	$8,813	$9,524
Performance-based incentive fees	—	—
Interest and other debt expenses	12,662	15,392
Administrative services expense	1,271	1,188
Other general and administrative expenses	2,538	2,446
Total expenses	25,284	28,550
Management and performance-based incentive fees waived	—	—
Management fee offset rebate	—	—
Expense reimbursements	(76)	(110)
Net Expenses	$25,208	$28,440
Net Investment Income	$25,345	$28,229
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses):
Non-controlled/non-affiliated investments	$279	$(8,629)
Non-controlled/affiliated investments	—	—
Controlled investments	—	—
Foreign currency transactions	(184)	212
Net realized gains (losses)	95	(8,417)
Net change in unrealized gains (losses):
Non-controlled/non-affiliated investments	6,826	10,607
Non-controlled/affiliated investments	9,998	(9,002)
Controlled investments	(10,026)	(17,248)
Foreign currency translations	(94)	(1,174)
Net change in unrealized gains (losses)	6,704	(16,817)
Net Realized and Change in Unrealized Gains (Losses)	$6,799	$(25,234)
Net Increase (Decrease) in Net Assets Resulting from Operations	$32,144	$2,995
Earnings (Loss) Per Share — Basic	$0.49	$0.05
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)
(In thousands, except share data)

	Three Months Ended June 30,
	2021	2020
Operations
Net investment income	$25,345	$28,229
Net realized gains (losses)	95	(8,417)
Net change in unrealized gains (losses)	6,704	(16,817)
Net Increase (Decrease) in Net Assets Resulting from Operations	$32,144	$2,995

Distributions to Stockholders
Distribution of net investment income	$(23,441)	$(29,367)
Distribution of return of capital	—	—
Net Increase (Decrease) in Net Assets Resulting from Distributions to Stockholders	$(23,441)	$(29,367)

Capital Share Transactions
Repurchase of common stock	$(2,026)	$—
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	$(2,026)	$—

Net Assets
Net decrease in net assets during the period	$6,675	$(26,372)
Net assets at beginning of period	1,036,330	1,024,315
Net Assets at End of Period	$1,043,005	$997,943

Capital Share Activity
Shares repurchased during the period	(145,572)	—
Shares issued and outstanding at beginning of period	65,259,176	65,259,176
Shares Issued and Outstanding at End of Period	65,113,604	65,259,176
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended June 30,
	2021	2020
Operating Activities
Net increase (decrease) in net assets resulting from operations	$32,144	$2,995
Net realized (gains) losses	(95)	8,417
Net change in unrealized (gains) losses	(6,704)	16,817
Net amortization of premiums and accretion of discounts on investments	(2,415)	(2,949)
Accretion of discount on notes	148	148
Amortization of deferred financing costs	1,289	1,250
Increase in gains (losses) from foreign currency transactions	(178)	212
PIK interest and dividends capitalized	(1,786)	(1,610)
Changes in operating assets and liabilities:
Purchases of investments	(288,628)	(137,390)
Proceeds from sales and repayments of investments	258,801	177,403
Decrease (increase) in interest receivable	(595)	3,008
Decrease (increase) in dividends receivable	(311)	(345)
Decrease (increase) in prepaid expenses and other assets	(750)	(227)
Increase (decrease) in management and performance-based incentive fees payable	147	(765)
Increase (decrease) in interest payable	4,685	4,209
Increase (decrease) in accrued administrative services expense	457	(638)
Increase (decrease) in other liabilities and accrued expenses	(1,088)	497
Net Cash Used in/Provided by Operating Activities	$(4,879)	$71,032
Financing Activities
Issuances of debt	$88,540	$40,000
Payments of debt	(65,402)	(80,943)
Financing costs paid and deferred	—	—
Repurchase of common stock	(2,026)	—
Distributions paid	(23,493)	(29,367)
Net Cash Used in/Provided by Financing Activities	$(2,381)	$(70,310)

Cash, Cash Equivalents, Foreign Currencies and Collateral on Option Contracts
Net increase (decrease) in cash, cash equivalents, foreign currencies and collateral on option contracts during the period	$(7,260)	$722
Effect of foreign exchange rate changes on cash and cash equivalents	(47)	(4)
Cash, cash equivalents, foreign currencies and collateral on option contracts at beginning of period	54,624	43,676
Cash, Cash Equivalents, Foreign Currencies and Collateral on Option Contracts at the End of Period	$47,317	$44,394

Supplemental Disclosure of Cash Flow Information
Cash interest paid	$6,538	$9,818

Non-Cash Activity
PIK income	$1,536	$1,514
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2021
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (27)	Fair Value (1)(28)
Advertising, Printing & Publishing
FingerPaint Marketing
KL Charlie Acquisition Company	First Lien Secured Debt	6.25% (1M L+525, 1.00% Floor)	12/30/26	$3,504	$3,469	$3,469	(9)
	First Lien Secured Debt	6.25% (3M L+525, 1.00% Floor)	12/30/26	18,606	18,262	18,420	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/30/26	2,190	(19)	(22)	(8)(9) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	12/30/26	876	(20)	(9)	(8)(9) (21)(23)
KL Charlie Co-Invest, L.P.	Common Equity - Common Stock	N/A	N/A	218,978 Shares	219	370	(9)(13) (25)
					21,911	22,228
Simplifi Holdings, Inc.
Simplifi Holdings, Inc.	First Lien Secured Debt	6.25% (6M L+525, 1.00% Floor)	08/02/25	38,342	37,851	38,020	(9)
	First Lien Secured Debt - Revolver	7.50% (P+425)	08/02/25	720	720	713	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	08/02/25	1,680	(38)	(16)	(8)(9) (21)(23)
					38,533	38,717
		Total Advertising, Printing & Publishing			$60,444	$60,945
Aerospace & Defense
Erickson Inc
Erickson Inc	First Lien Secured Debt - Revolver	9.00% (3M L+750, 1.50% Floor)	04/28/22	$32,877	$32,877	$32,384	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	04/28/22	1,694	(77)	(25)	(8)(9) (21)(23)
	First Lien Secured Debt - Letters of Credit	7.50%	09/30/21 - 11/23/22	1,429	—	(21)	(8)(9) (23)
		Total Aerospace & Defense			$32,800	$32,338
Automotive
Club Car Wash
Club Car Wash Operating, LLC	First Lien Secured Debt	7.50% (6M L+650, 1.00% Floor)	06/16/27	$13,813	$13,572	$13,571	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	06/16/27	2,438	(42)	(43)	(8)(9) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	06/16/27	16,250	(282)	(284)	(8)(9) (21)(23)
					13,248	13,244
Crowne Automotive
Vari-Form Group, LLC	First Lien Secured Debt	11.00% (7.00% Cash plus 4.00% PIK)	02/02/23	5,860	901	293	(9)(14)
Vari-Form Inc.	First Lien Secured Debt	11.00% (7.00% Cash plus 4.00% PIK)	02/02/23	2,110	391	105	(9)(14)
					1,292	398
K&N Parent, Inc.
K&N Parent, Inc.	Second Lien Secured Debt	9.75% (3M L+875, 1.00% Floor)	10/21/24	23,765	23,565	22,279
Truck-Lite Co., LLC
TL Lighting Holdings, LLC	Common Equity - Equity	N/A	N/A	350 Shares	350	382	(9)(13)
Truck-Lite Co., LLC	First Lien Secured Debt	7.25% (3M L+625, 1.00% Floor)	12/14/26	28,513	27,981	28,353	(9)
	First Lien Secured Debt - Revolver	7.25% (3M L+625, 1.00% Floor)	12/13/24	218	218	217	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/13/24	2,729	(49)	(8)	(8)(9) (21)(23)
	First Lien Secured Debt - Letters of Credit	6.25%	12/01/21 - 12/21/21	105	—	—	(9)(23)
					28,500	28,944
		Total Automotive			$66,605	$64,865
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2021
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (27)	Fair Value (1)(28)
Aviation and Consumer Transport
Merx Aviation Finance, LLC
Merx Aviation Finance, LLC (5)	First Lien Secured Debt - Revolver	10.00%	10/31/23	$190,500	$190,500	$190,500	(23)
	First Lien Secured Debt - Letter of Credit	2.25%	07/13/21	177	—	—	(23)
	Common Equity - Membership Interests	N/A	N/A	N/A	120,300	123,841	(25)
					310,800	314,341
Primeflight
PrimeFlight Aviation Services, Inc.	First Lien Secured Debt	7.25% (1M L+625, 1.00% Floor)	05/09/24	17,447	17,218	17,194	(9)
		Total Aviation and Consumer Transport			$328,018	$331,535
Beverage, Food & Tobacco
Bolthouse Farms
Wm. Bolthouse Farms, Inc.	Common Equity - Common Stock	N/A	N/A	1,000,000 Shares	$1,001	$1,220	(13)
Eagle Foods
Eagle Foods Family Group, LLC	First Lien Secured Debt	7.50% (6M L+650, 1.00% Floor)	06/14/24	$23,292	23,152	23,292	(9)
	First Lien Secured Debt	7.50% (2M L+650, 1.00% Floor)	06/14/24	83	82	83	(9)
	First Lien Secured Debt - Revolver	7.50% (1M L+650, 1.00% Floor)	06/14/23	333	333	333	(9)(23)
	First Lien Secured Debt - Revolver	7.50% (3M L+650, 1.00% Floor)	06/14/23	1,167	1,167	1,167	(9)(23)
	First Lien Secured Debt - Revolver	7.50% (6M L+650, 1.00% Floor)	06/14/23	583	583	583	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	06/14/23	1,667	(16)	—	(9)(21) (23)
					25,301	25,458
Florida Food Products, Inc.
Florida Food Products, Inc.	First Lien Secured Debt	7.50% (3M L+650, 1.00% Floor)	09/08/25	22,647	22,307	22,534	(9)
	First Lien Secured Debt	8.25% (3M L+725, 1.00% Floor)	09/08/25	2,970	2,798	2,970	(9)
Florida Food Products, LLC	First Lien Secured Debt - Revolver	7.50% (3M L+650, 1.00% Floor)	09/06/23	342	343	341	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	09/06/23	1,370	(19)	(7)	(8)(9) (21)(23)
					25,429	25,838
Orgain, Inc.
Butterfly Fighter Co-Invest, L.P.	Common Equity - Membership Interests	N/A	N/A	1,000,000 Shares	1,005	1,190	(13)
TNT Crust LLC
TNT Crust LLC	First Lien Secured Debt	7.75% (3M L+675, 1.00% Floor)	11/06/23	21,609	21,287	21,231	(9)
	First Lien Secured Debt - Revolver	7.75% (6M L+675, 1.00% Floor)	11/06/23	650	650	639	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	11/06/23	2,602	(33)	(46)	(8)(9) (21)(23)
	Common Equity - Series A Units	N/A	N/A	244 Shares	30	247	(9)(13)
					21,934	22,071
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2021
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (27)	Fair Value (1)(28)
Turkey Hill
IC Holdings LLC	Common Equity - Series A Units	N/A	N/A	169 Shares	169	342	(9)(13)
THLP CO. LLC	First Lien Secured Debt	7.00% (1M L+600, 1.00% Floor)	05/30/25	25,152	24,810	24,774	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	05/31/24	4,494	(52)	(67)	(8)(9) (21)(23)
					24,927	25,049
		Total Beverage, Food & Tobacco			$99,597	$100,826
Business Services
Access Information
Access CIG, LLC	Second Lien Secured Debt	7.84% (1M L+775)	02/27/26	$15,900	$15,811	$15,724
Ambrosia Buyer Corp.
Ambrosia Buyer Corp.	Second Lien Secured Debt	9.00%	08/28/25	21,429	20,059	9,270	(14)
AML Rightsource
Gabriel Partners, LLC	First Lien Secured Debt	7.25% (3M L+625, 1.00% Floor)	09/21/26	15,040	14,739	14,739	(9)
	First Lien Secured Debt	7.25% (6M L+625, 1.00% Floor)	09/21/26	10,150	9,931	9,947	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	09/21/26	665	(14)	(13)	(8)(9) (21)(23)
					24,656	24,673
Claritas
Claritas, LLC	First Lien Secured Debt	6.75% (3M L+575, 1.00% Floor)	12/21/23	3,721	3,702	3,684	(9)
	First Lien Secured Debt - Revolver	6.75% (1M L+575, 1.00% Floor)	12/21/23	52	52	51	(9)(23)
	First Lien Secured Debt - Revolver	6.75% (3M L+575, 1.00% Floor)	12/21/23	77	77	77	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/21/23	902	(5)	(9)	(8)(9) (21)(23)
					3,826	3,803
Continuum
Continuum Global Solutions, LLC	First Lien Secured Debt - Revolver	6.50% (1M L+550, 1.00% Floor)	02/15/22	2,762	2,762	2,714	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	02/15/22	17,238	(102)	(302)	(8)(9) (21)(23)
	Preferred Equity - Preferred Equity	N/A	N/A	775 Shares	78	78	(9)(13)
					2,738	2,490
Education Personnel
Arthur Bidco Limited	First Lien Secured Debt	6.00% (1M GBPL+550, 0.50% Floor)	08/31/24	£4,035	5,168	5,488	(9)(17)
	First Lien Secured Debt - Revolver	6.00% (1M GBPL+550, 0.50% Floor)	08/31/24	£1,471	1,884	2,000	(9)(17) (23)
					7,052	7,488
Electro Rent Corporation
Electro Rent Corporation	Second Lien Secured Debt	10.00% (3M L+900, 1.00% Floor)	01/31/25	34,235	33,704	33,893	(9)
Elo Touch
TGG TS Acquisition Company	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/14/23	1,750	—	(35)	(8)(21) (23)
Ensemble Health
EHL Merger Sub, LLC	First Lien Secured Debt - Unfunded Revolver	0.25% Unfunded	08/01/24	4,155	(235)	(139)	(8)(21) (23)
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2021
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (27)	Fair Value (1)(28)
Jacent
Jacent Strategic Merchandising	First Lien Secured Debt	6.75% (3M L+575, 1.00% Floor)	04/23/24	22,256	22,068	21,889	(9)
	First Lien Secured Debt - Revolver	6.75% (3M L+575, 1.00% Floor)	04/23/24	2,567	2,567	2,524	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	04/23/24	933	(30)	(15)	(8)(9) (21)(23)
	Common Equity - Common Stock	N/A	N/A	5,000 Shares	500	250	(9)(13)
JSM Equity Investors, L.P.	Preferred Equity - Class P Partnership Units	N/A	N/A	114 Shares	11	11	(9)(13)
					25,116	24,659
Jones & Frank
JF Acquisition, LLC	First Lien Secured Debt	6.50% (6M L+550, 1.00% Floor)	07/31/24	5,272	5,206	5,209	(9)
	First Lien Secured Debt	6.50% (12M L+550, 1.00% Floor)	07/31/24	7,867	7,770	7,773	(9)
	First Lien Secured Debt	6.50% (3M L+550, 1.00% Floor)	07/31/24	149	147	147	(9)
	First Lien Secured Debt - Revolver	6.50% (12M L+550, 1.00% Floor)	07/31/24	942	942	930	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	07/31/24	628	(19)	(7)	(8)(9) (21)(23)
					14,046	14,052
MAKS
Trident Bidco Limited	First Lien Secured Debt	6.50% (6M L+550, 1.00% Floor)	11/08/25	34,125	33,379	33,842	(9)(17)
McLarens
Margaux Acquisition Inc.	First Lien Secured Debt	6.50% (3M L+550, 1.00% Floor)	12/19/24	22,995	22,728	22,857	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/19/24	1,601	(19)	(10)	(8)(9) (21)(23)
Margaux UK Finance Limited	First Lien Secured Debt	6.50% (3M GBPL+550, 1.00% Floor)	12/19/24	£7,164	8,951	9,836	(9)(17)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/19/24	£541	(8)	(5)	(8)(9) (17)(21) (23)
					31,652	32,678
Naviga
Naviga Inc. (fka Newscycle Solutions, Inc.)	First Lien Secured Debt	8.00% (3M L+700, 1.00% Floor)	12/29/22	12,274	12,150	12,152	(9)
	First Lien Secured Debt - Revolver	8.00% (1M L+700, 1.00% Floor)	12/29/22	280	280	277	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/29/22	220	(4)	(2)	(8)(9) (21)(23)
					12,426	12,427
PSI Services, LLC
Lifelong Learner Holdings, LLC	First Lien Secured Debt	6.75% (3M L+575, 1.00% Floor)	10/19/26	32,453	31,948	31,042	(9)
	First Lien Secured Debt - Revolver	6.75% (3M L+575, 1.00% Floor)	10/20/25	2,054	2,054	1,978	(9)(23)
	First Lien Secured Debt - Revolver	6.75% (2M L+575, 1.00% Floor)	10/20/25	179	179	173	(9)(23)
	First Lien Secured Debt - Revolver	6.75% (6M L+575, 1.00% Floor)	10/20/25	269	269	259	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	10/20/25	484	(43)	(18)	(8)(9) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	10/19/26	2,388	(18)	(104)	(8)(9) (21)(23)
					34,389	33,330
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2021
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (27)	Fair Value (1)(28)
Soliant
Soliant Health, Inc.	Common Equity - Membership Interests	N/A	N/A	300 Shares	300	528	(9)
Transplace Holdings, Inc.
Transplace Holdings, Inc.	Second Lien Secured Debt	9.75% (3M L+875, 1.00% Floor)	10/06/25	8,599	8,483	8,556
US Legal Support
US Legal Support Investment Holdings, LLC	Common Equity - Series A-1 Units	N/A	N/A	631,972 Shares	632	720	(9)(13)
USLS Acquisition, Inc.	First Lien Secured Debt	6.75% (3M L+575, 1.00% Floor)	12/02/24	24,189	23,907	23,182	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/02/24	1,508	(18)	(65)	(8)(9) (21)(23)
	First Lien Secured Debt - Letters of Credit	5.75%	10/15/21 - 06/06/22	101	—	(4)	(8)(9) (23)
					24,521	23,833
		Total Business Services			$291,923	$281,072
Chemicals, Plastics & Rubber
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I LLC)
Carbonfree Chemicals Holdings LLC (4)	Common Equity - Common Equity / Interest	N/A	N/A	2,354 Shares	$46,295	$36,162	(13)(16) (25)
Carbonfree Chemicals SA LLC (4)	Common Equity - Class B Units	N/A	N/A	3,152 Shares	32,434	—	(3)(13) (16)(25)
					78,729	36,162
Niacet Corporation
Hare Bidco, Inc.	Second Lien Secured Debt	9.75% (1M E+875, 1.00% Floor)	08/01/24	€11,351	12,174	13,427
Westfall Technik, Inc.
Westfall Technik, Inc.	First Lien Secured Debt	6.75% (1M L+575, 1.00% Floor)	09/13/24	$15,737	15,561	15,422	(9)
	First Lien Secured Debt - Revolver	6.75% (1M L+575, 1.00% Floor)	09/13/24	1,750	1,750	1,715	(9)(23)
	First Lien Secured Debt - Revolver	8.00% (P+475)	09/13/24	135	135	132	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	09/13/24	135	(22)	(3)	(8)(9) (21)(23)
					17,424	17,266
		Total Chemicals, Plastics & Rubber			$108,327	$66,855
Construction & Building
Englert
Gutter Buyer, Inc.	First Lien Secured Debt	7.25% (1M L+625, 1.00% Floor)	03/06/25	$28,612	$28,242	$28,283	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	03/06/24	2,688	(37)	(28)	(8)(9) (21)(23)
	First Lien Secured Debt - Letter of Credit	6.25%	07/01/21	39	—	—	(9)(23)
Gutter Holdings, LP	Common Equity - Common Stock	N/A	N/A	500 Shares	500	1,346	(9)(13)
		Total Construction & Building			$28,705	$29,601
Consumer Goods – Durable
A&V
A&V Holdings Midco, LLC	First Lien Secured Debt	6.38% (3M L+538, 1.00% Floor)	03/10/27	$10,711	$10,387	$10,718	(10)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	03/10/25	1,505	(100)	(60)	(8)(21) (23)
					10,287	10,658
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2021
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (27)	Fair Value (1)(28)
KDC
KDC US Holdings	First Lien Secured Debt - Revolver	3.35% (1M L+325)	12/21/23	3,535	3,536	3,483	(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/21/23	2,444	—	(36)	(8)(21) (23)
	First Lien Secured Debt - Letters of Credit	3.25%	11/06/21 - 03/16/22	36	—	—	(23)
	First Lien Secured Debt - Letter of Credit	3.25%	02/05/23	£4	—	—	(23)
					3,536	3,447
KLO Holdings, LLC
1244311 B.C. Ltd. (4)	First Lien Secured Debt	6.00% (3M L+500, 1.00% Floor)	09/25/25	2,985	2,985	2,832	(17)
	First Lien Secured Debt	6.00% (3M L+500 PIK, 1.00% Floor)	09/25/25	1,031	1,031	972	(17)
	Common Equity - Common Stock	N/A	N/A	1,000,032 Shares	1,000	1,551	(2)(13) (17)(25)
9357-5991 Quebec Inc. (4)	First Lien Secured Debt	11.25% (3M L+775 Cash plus 2.00% PIK, 1.50% Floor)	04/07/22	4,059	—	—	(14)
					5,016	5,355
Liqui-Box
Liqui-Box Holdings, Inc.	First Lien Secured Debt - Revolver	6.75% (P+350)	02/26/25	973	973	973	(23)
	First Lien Secured Debt - Revolver	5.50% (3M L+450, 1.00% Floor)	02/26/25	2,136	2,136	2,136	(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	02/26/25	373	(26)	—	(21)(23)
	First Lien Secured Debt - Letter of Credit	4.50%	06/30/22	€47	—	—	(23)
	First Lien Secured Debt - Letters of Credit	4.50%	09/27/21 - 12/31/24	32	—	—	(23)
					3,083	3,109
NSi Industries
Wildcat BuyerCo, Inc.	First Lien Secured Debt	6.00% (3M L+500, 1.00% Floor)	02/27/26	7,156	6,818	7,099
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	02/27/26	717	(13)	(6)	(8)(21) (23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	02/27/26	2,029	(28)	(16)	(8)(21) (23)
	First Lien Secured Debt - Letter of Credit	5.00%	08/30/21	8	—	—	(23)
Wildcat Parent LP	Common Equity - Common Stock	N/A	N/A	1,070 Shares	107	154	(13)
					6,884	7,231
Sorenson Holdings, LLC
Sorenson Holdings, LLC	Common Equity - Membership Interests	N/A	N/A	587 Shares	—	455	(10)(13)
		Total Consumer Goods – Durable			$28,806	$30,255
Consumer Goods – Non-durable
3D Protein
Protein For Pets Opco, LLC	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	05/31/24	$2,219	$(34)	$—	(9)(21) (23)
Beauty Industry Group (BIG)
BIG Buyer, LLC	First Lien Secured Debt	7.50% (6M L+650, 1.00% Floor)	11/20/23	30,401	29,969	30,169	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	11/20/23	1,806	(26)	(14)	(8)(9) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	11/20/23	1,000	(7)	(8)	(8)(9) (21)(23)
					29,936	30,147
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2021
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (27)	Fair Value (1)(28)
Dan Dee
Project Comfort Buyer, Inc.	First Lien Secured Debt	8.00% (3M L+700, 1.00% Floor)	02/01/25	25,937	25,483	24,878	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	02/01/24	3,462	(54)	(150)	(8)(9) (21)(23)
	Preferred Equity - Preferred Equity	N/A	N/A	461,538 Shares	462	245	(9)(13)
					25,891	24,973
LashCo
Lash OpCo, LLC	First Lien Secured Debt	9.25% (P+600)	03/18/26	10,197	9,974	10,185	(9)
	First Lien Secured Debt - Revolver	8.00% (6M L+700, 1.00% Floor)	09/18/25	74	74	74	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	09/18/25	623	(15)	(2)	(8)(9) (21)(23)
					10,033	10,257
Olaplex
Olaplex, Inc.	First Lien Secured Debt	7.50% (1M L+650, 1.00% Floor)	01/08/26	12,221	12,036	12,253	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	01/08/25	2,300	(32)	—	(9)(21) (23)
					12,004	12,253
Sequential Brands Group, Inc.
Sequential Brands Group, Inc.	Second Lien Secured Debt	9.75% (1M L+875, 1.00% Floor)	02/07/24	12,658	12,603	10,386	(17)
		Total Consumer Goods – Non-durable			$90,433	$88,016
Consumer Services
Activ
Activ Software Holdings, LLC	First Lien Secured Debt	7.25% (6M L+625, 1.00% Floor)	05/04/27	$30,093	$29,507	$29,491	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	05/04/27	2,407	(47)	(48)	(8)(9) (21)(23)
					29,460	29,443
Bird
Bird US Opco, LLC	First Lien Secured Debt	10.00% (1M L+900, 1.00% Floor)	04/27/24	4,960	4,908	4,886	(9)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	04/27/24	14,600	(220)	(219)	(8)(9) (21)(23)
					4,688	4,667
Clarus Commerce
Marlin DTC-LS Midco 2, LLC	First Lien Secured Debt	7.50% (1M L+650, 1.00% Floor)	07/01/25	9,129	9,022	9,066
	First Lien Secured Debt	7.50% (3M L+650, 1.00% Floor)	07/01/25	9,950	9,766	9,881
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	07/01/25	685	(8)	(5)	(8)(21) (23)
					18,780	18,942
First Heritage
First Heritage Credit, LLC	First Lien Secured Debt	4.84% (1M L+475)	04/02/22	18,000	17,958	17,912	(9)
	First Lien Secured Debt - Revolver	5.59% (1M L+550)	04/02/22	509	509	507	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	04/02/22	3,241	(9)	(15)	(8)(9) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	04/02/22	8,250	(24)	(40)	(8)(9) (21)(23)
					18,434	18,364
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2021
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)		Cost (27)	Fair Value (1)(28)
Go Car Wash
Go Car Wash Management Corp.	First Lien Secured Debt	7.00% (1M L+600, 1.00% Floor)	12/31/26		885	869	871	(9)
	First Lien Secured Debt	5.75% (1M L+475, 1.00% Floor)	12/31/26		4,574	4,509	4,502	(9)
	First Lien Secured Debt - Revolver	7.00% (1M L+600, 1.00% Floor)	12/31/26		125	125	123	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/31/26		292	(3)	(5)	(8)(9) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	12/31/26		2,577	(22)	(40)	(8)(9) (21)(23)
						5,478	5,451
Lending Point
LendingPoint LLC	First Lien Secured Debt	11.50% (3M L+1050, 1.00% Floor)	12/30/25		11,375	11,273	11,286	(9)
	First Lien Secured Debt - Revolver	6.75% (3M L+575, 1.00% Floor)	12/30/25		1,000	991	992	(9)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	12/30/25		6,125	(55)	(48)	(8)(9) (21)(23)
						12,209	12,230
Only About Children
Nemo (BC) Bidco Pty Ltd	First Lien Secured Debt	7.75% (3M BBSW+675, 1.00% Floor)	04/06/24	A$	6,768	4,942	4,929	(17)
	First Lien Secured Debt - Unfunded Delayed Draw	3.04% Unfunded	04/06/24	A$	232	(5)	(5)	(8)(17) (21)(23)
						4,937	4,924
Paper Source
PaperShop HoldCo Inc.	First Lien Secured Debt	8.00% (3M L+700, 1.00% Floor)	05/27/26		10,607	10,503	10,501	(9)
	First Lien Secured Debt - Revolver	8.00% (3M L+700, 1.00% Floor)	05/27/26		1,175	1,175	1,163	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	05/27/26		1,907	(31)	(19)	(8)(9) (21)(23)
						11,647	11,645
Pinstripe Holdings, LLC
Pinstripe Holdings, LLC	First Lien Secured Debt	7.00% (3M L+600, 1.00% Floor)	01/17/25		6,808	6,727	6,752
The Club Company
Eldrickco Limited	First Lien Secured Debt	6.75% (6M GBPL+625, 0.50% Floor)	11/21/25		£11,148	14,059	14,830	(9)(17)
	First Lien Secured Debt - Revolver	6.75% (6M GBPL+625, 0.50% Floor)	05/21/25		£356	411	476	(9)(17) (23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.93% Unfunded	11/21/25		£3,934	(80)	(168)	(8)(9) (17)(21) (23)
						14,390	15,138
US Auto
U.S. Auto Finance, Inc.	First Lien Secured Debt	6.25% (3M L+525, 1.00% Floor)	04/17/24		11,778	11,817	11,759	(9)
	First Lien Secured Debt - Revolver	7.00% (3M L+600, 1.00% Floor)	04/17/24		4,122	4,122	4,115	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	04/17/24		9,212	(28)	(15)	(8)(9) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	04/17/24		8,222	(16)	—	(9)(21) (23)
						15,895	15,859
		Total Consumer Services				$142,645	$143,415
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2021
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (27)	Fair Value (1)(28)
Diversified Investment Vehicles, Banking, Finance, Real Estate
Celink
Compu-Link Corporation	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	06/11/24	$2,273	$(30)	$(20)	(8)(9) (21)(23)
Peer Advisors, LLC	First Lien Secured Debt	6.50% (1M L+550, 1.00% Floor)	06/11/24	17,670	17,435	17,511	(9)
					17,405	17,491
Flock Financial, LLC
Flock SPV I, LLC	First Lien Secured Debt	7.50% (1M L+650, 1.00% Floor)	12/31/22	12,000	11,972	11,920	(9)(17)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/31/22	5,333	(4)	(36)	(8)(9) (17)(21) (23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	12/31/22	2,667	(31)	(18)	(8)(9) (17)(21) (23)
					11,937	11,866
Golden Bear
Golden Bear 2016-R, LLC (4)	Structured Products and Other - Membership Interests	N/A	09/20/42	N/A	16,812	11,676	(3)(17)
Purchasing Power, LLC
Purchasing Power Funding I, LLC	First Lien Secured Debt - Revolver	7.50% (1M L+650, 1.00% Floor)	01/24/24	425	425	425	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.40% Unfunded	01/24/24	8,687	—	—	(9)(21) (23)
					425	425
Spectrum Automotive
CC SAG Holdings Corp.	First Lien Secured Debt	6.50% (3M L+575, 0.75% Floor)	06/29/28	11,434	11,262	11,262	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	06/29/27	420	(6)	—	(9)(21) (23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	06/29/28	3,147	(24)	(24)	(8)(9) (21)(23)
					11,232	11,238
Ten-X, LLC
Ten-X, LLC	First Lien Secured Debt - Revolver	3.35% (1M L+325)	09/29/22	4,680	4,575	4,489	(23)
	Total Diversified Investment Vehicles, Banking, Finance, Real Estate				$62,386	$57,185
Education
NFA Group
SSCP Spring Bidco Limited	First Lien Secured Debt	6.75% (6M GBPL+625, 0.50% Floor)	07/30/25	£30,000	$36,205	$41,254	(9)(17)
		Total Education			$36,205	$41,254
Energy – Electricity
Renew Financial LLC (f/k/a Renewable Funding, LLC)
AIC SPV Holdings II, LLC (4)	Preferred Equity - Preferred Stock	N/A	N/A	143 Shares	$534	$503	(17)(15) (25)
Renew Financial LLC (f/k/a Renewable Funding, LLC) (4)	Preferred Equity - Series B Preferred Stock	N/A	N/A	1,505,868 Shares	8,343	—	(13)(25)
	Preferred Equity - Series D Preferred Stock	N/A	N/A	436,689 Shares	5,568	—	(13)(25)
	Preferred Equity - Series E Preferred Stock	N/A	N/A	441,576 Shares	1,902	5,081	(13)(17) (25)
Renew JV LLC (4)	Common Equity - Membership Interests	N/A	N/A	633,948 Shares	634	800	(13)(17) (25)
					16,981	6,384
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2021
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (27)	Fair Value (1)(28)
Solarplicity Group Limited (f/k/a AMP Solar UK)
Solarplicity UK Holdings Limited	First Lien Secured Debt	4.00%	03/08/23	£5,562	7,439	2,544	(14)(17)
	Preferred Equity - Preferred Stock	N/A	N/A	4,286 Shares	5,623	—	(2)(13) (17)
	Common Equity - Ordinary Shares	N/A	N/A	2,825 Shares	4	—	(2)(13) (17)
					13,066	2,544
		Total Energy – Electricity			$30,047	$8,928
Energy – Oil & Gas
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.)
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.) (5)	Second Lien Secured Debt	10.00% PIK	03/29/21	$41,121	$36,926	$4,139	(11)(14)
	Common Equity - Common Stock	N/A	N/A	5,000,000 Shares	30,078	—	(13)(25)
					67,004	4,139
Pelican
Pelican Energy, LLC (4)	Common Equity - Membership Interests	N/A	N/A	1,444 Shares	16,764	2,170	(13)(16) (17)(25)
Spotted Hawk
SHD Oil & Gas, LLC (5)	First Lien Secured Debt - Tranche C Note	12.00%	07/31/21	24,728	24,728	25,470
	First Lien Secured Debt - Tranche A Note	14.00% (8.00% Cash plus 6.00% PIK)	07/31/21	49,193	44,059	11,055	(14)
	First Lien Secured Debt - Tranche B Note	14.00% PIK	07/31/21	92,599	44,380	—	(14)
	Common Equity - Series A Units	N/A	N/A	7,600,000 Shares	1,411	—	(13)(16) (25)
					114,578	36,525
		Total Energy – Oil & Gas			$198,346	$42,834
Environmental Industries
Ortega National Parks
Ortega National Parks, LLC	First Lien Secured Debt	6.25% (6M L+525, 1.00% Floor)	10/31/25	$11,574	$11,410	$11,180	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	10/31/25	1,366	(30)	(46)	(8)(9) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	10/31/25	6,202	(48)	(211)	(8)(9) (21)(23)
		Total Environmental Industries			$11,332	$10,923
Healthcare & Pharmaceuticals
Akoya
Akoya Biosciences, Inc.	First Lien Secured Debt	7.85% (1M L+635, 1.50% Floor)	10/27/25	$9,750	$9,772	$9,750	(9)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	10/27/25	1,500	(6)	—	(9)(21) (23)
					9,766	9,750
AmeriVet
Amerivet Partners Management, Inc.	First Lien Secured Debt	6.25% (6M L+525, 1.00% Floor)	06/05/24	29,867	29,485	29,832	(9)
	First Lien Secured Debt	6.25% (2M L+525, 1.00% Floor)	06/05/24	1,423	1,406	1,421	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	06/05/24	806	(10)	(1)	(8)(9) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	06/05/24	2,477	(67)	(3)	(8)(9) (21)(23)
Amerivet Partners Parent LP	Common Equity - Class D Partnership Units	N/A	N/A	13 Shares	125	230	(9)(13)
					30,939	31,479
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2021
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (27)	Fair Value (1)(28)
Analogic
Analogic Corporation	First Lien Secured Debt	6.25% (1M L+525, 1.00% Floor)	06/22/24	17,987	17,763	17,717	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	06/22/23	1,826	(18)	(27)	(8)(9) (21)(23)
					17,745	17,690
BK Medical
BK Medical Holding Company, Inc.	First Lien Secured Debt	6.25% (1M L+525, 1.00% Floor)	06/22/24	7,213	7,164	7,179	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	06/22/24	783	(5)	(1)	(8)(9) (21)(23)
					7,159	7,178
CARE Fertility
Royton Bidco Limited	First Lien Secured Debt	6.75% (3M GBPL+625, 0.50% Floor)	05/09/25	£17,579	22,426	24,100	(9)(17)
	First Lien Secured Debt - Unfunded Delayed Draw	2.19% Unfunded	05/09/25	£2,265	(55)	(24)	(8)(9) (17)(21) (23)
					22,371	24,076
Cerus
Cerus Corporation	First Lien Secured Debt	7.25% (1M L+545, 1.80% Floor)	03/01/24	16,500	16,455	16,830	(9)(17)
	First Lien Secured Debt - Revolver	5.55% (1M L+375, 1.80% Floor)	03/01/24	956	956	965	(9)(17) (23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	03/01/24	44	(1)	—	(9)(17) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	03/01/24	4,500	(12)	—	(9)(17) (21)(23)
					17,398	17,795
Dohmen Life Science Services
LSCS Holdings, Inc	Second Lien Secured Debt	8.42% (6M L+825)	03/16/26	19,818	19,545	19,634
Eating Recovery Center
ERC Finance, LLC	First Lien Secured Debt	7.00% (3M L+600, 1.00% Floor)	04/22/24	25,492	25,014	24,982	(9)
	First Lien Secured Debt - Revolver	7.00% (3M L+600, 1.00% Floor)	04/22/24	278	278	272	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	04/22/24	1,013	(31)	(20)	(8)(9) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	04/22/24	2,778	(13)	(14)	(8)(9) (21)(23)
	First Lien Secured Debt - Letters of Credit	6.00%	07/05/21 - 06/15/22	376	—	(6)	(8)(9) (23)
					25,248	25,214
Emmes Corporation
Emmes Blocker, Inc.	Common Equity - Common Stock	N/A	N/A	306 Shares	306	595	(9)(13)
The Emmes Company, LLC	First Lien Secured Debt	6.00% (1M L+500, 1.00% Floor)	03/03/25	4,038	3,980	3,957	(9)
	First Lien Secured Debt	6.00% (6M L+500, 1.00% Floor)	03/03/25	11,969	11,859	11,730	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	03/03/25	2,449	(22)	(49)	(8)(9) (21)(23)
					16,123	16,233
Genesis Healthcare, Inc.
Genesis Healthcare, Inc.	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	03/08/23	85,870	(266)	(1,237)	(8)(9) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	2.00% Unfunded	03/06/23	6,087	—	(74)	(8)(9) (21)(23)
					(266)	(1,311)
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2021
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (27)	Fair Value (1)(28)
Gossamer
GB001, Inc.	First Lien Secured Debt	9.00% (1M L+700, 2.00% Floor)	01/01/25	6,000	6,003	6,060	(9)(17)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	01/01/25	24,000	(146)	—	(9)(17) (21)(23)
					5,857	6,060
Health & Safety Institute
HSI Halo Acquisition, Inc.	First Lien Secured Debt	6.75% (3M L+575, 1.00% Floor)	08/31/26	8,958	8,868	8,839	(9)
	First Lien Secured Debt - Revolver	6.75% (1M L+575, 1.00% Floor)	08/30/25	135	135	134	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	08/30/25	677	(6)	(7)	(8)(9) (21)(23)
	Common Equity - Common Stock	N/A	N/A	500 Shares	500	505	(9)(13)
					9,497	9,471
IMA Group
IMA Group Management Company, LLC	First Lien Secured Debt	7.50% (3M L+650, 1.00% Floor)	05/30/24	6,461	6,405	6,365
	First Lien Secured Debt - Revolver	7.50% (3M L+650, 1.00% Floor)	05/30/24	289	287	285	(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	05/30/24	6,275	(121)	(94)	(8)(21) (23)
					6,571	6,556
Kindeva
Kindeva Drug Delivery L.P.	First Lien Secured Debt	7.00% (3M L+600, 1.00% Floor)	05/01/26	1,815	1,778	1,801	(9)
	First Lien Secured Debt - Revolver	7.00% (1M L+600, 1.00% Floor)	05/01/25	47	47	46	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	05/01/25	120	(3)	(1)	(8)(9) (21)(23)
					1,822	1,846
KureSmart
Clearway Corporation (f/k/a NP/Clearway Holdings, Inc.)	Common Equity - Common Stock	N/A	N/A	133 Shares	133	177	(9)(13)
Kure Pain Holdings, Inc.	First Lien Secured Debt	6.50% (1M L+550, 1.00% Floor)	08/27/24	21,825	21,618	21,504	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	08/27/24	2,654	(25)	(41)	(8)(9) (21)(23)
					21,726	21,640
Lanai Holdings III, Inc. (Patterson Medical)
Lanai Holdings III, Inc.	Second Lien Secured Debt	12.75% ( P+950)	08/28/23	20,049	19,888	19,876
Mannkind Corporation
Mannkind Corporation	First Lien Secured Debt	7.25% (1M L+675, 0.50% Floor)	08/01/24	13,866	13,781	14,356	(9)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	08/01/24	30,000	(27)	—	(9)(21) (23)
	Warrants	N/A	N/A	444,936 Shares	76	1,737	(9)(13)
					13,830	16,093
Maxor National Pharmacy Services, LLC
Maxor National Pharmacy Services, LLC	First Lien Secured Debt	6.50% (3M L+550, 1.00% Floor)	11/22/23	22,438	22,215	22,418	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	11/22/22	1,558	(11)	—	(9)(21) (23)
					22,204	22,418
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2021
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (27)	Fair Value (1)(28)
Medical Guardian
Medical Guardian, LLC	First Lien Secured Debt	8.75% (1M L+775, 1.00% Floor)	12/31/24	28,571	28,170	28,409	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/31/24	5,714	(80)	(33)	(8)(9) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	12/31/24	5,714	(114)	(33)	(8)(9) (21)(23)
					27,976	28,343
Midwest Vision
Midwest Vision Partners Management, LLC	First Lien Secured Debt	7.25% (3M L+625, 1.00% Floor)	01/12/27	2,599	2,574	2,573	(9)
	First Lien Secured Debt	7.25% (6M L+625, 1.00% Floor)	01/12/27	5,690	5,585	5,633	(9)
	First Lien Secured Debt - Revolver	8.50% (P+525)	01/12/27	535	535	530	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	01/12/27	76	(11)	(1)	(8)(9) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	01/12/27	1,070	(34)	(11)	(8)(9) (21)(23)
					8,649	8,724
Orchard
Orchard Therapeutics plc	First Lien Secured Debt	6.95% (1M L+595, 1.00% Floor)	05/28/26	11,000	10,962	11,000	(9)(17)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	05/28/26	22,333	(77)	—	(9)(17) (21)(23)
					10,885	11,000
Ovation Fertility
FPG Services, LLC	First Lien Secured Debt	6.50% (3M L+550, 1.00% Floor)	06/13/25	13,866	13,655	13,791	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	06/13/24	2,105	(25)	(11)	(8)(9) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	06/13/25	5,275	(39)	(28)	(8)(9) (21)(23)
					13,591	13,752
Paragon 28
Paragon 28, Inc.	First Lien Secured Debt	7.00% (1M L+600, 1.00% Floor)	05/01/26	2,500	2,488	2,488	(9)
	First Lien Secured Debt - Revolver	4.00% (1M L+300, 1.00% Floor)	05/01/26	1,000	1,000	995	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	05/01/26	1,000	(10)	(5)	(8)(9) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	05/01/26	7,500	—	—	(9)(21) (23)
					3,478	3,478
Partner Therapeutics, Inc
Partner Therapeutics, Inc	First Lien Secured Debt	7.65% (1M L+665, 1.00% Floor)	01/01/23	10,000	9,943	9,975	(9)
	First Lien Secured Debt - Unfunded Revolver	0.25% Unfunded	04/01/26	1,000	(2)	(3)	(8)(9) (21)(23)
	Preferred Equity - Preferred Equity	N/A	N/A	55,556 Shares	333	349	(9)(13)
	Warrants	N/A	N/A	33,333 Shares	135	113	(9)(13)
					10,409	10,434
PHS
PHS Buyer, Inc.	First Lien Secured Debt	6.25% (3M L+525, 1.00% Floor)	01/31/25	10,203	10,065	9,948	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	01/31/25	2,000	(27)	(50)	(8)(9) (21)(23)
					10,038	9,898
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2021
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (27)	Fair Value (1)(28)
Radius Health
Radius Health, Inc.	First Lien Secured Debt	7.75% (1M L+575, 2.00% Floor)	06/01/24	29,000	28,664	28,652	(9)(17)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	06/01/24	1,000	(2)	—	(9)(17) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	06/01/24	4,833	—	(58)	(8)(9) (17)(21) (23)
					28,662	28,594
RHA Health Services
Pace Health Companies, LLC	First Lien Secured Debt	5.50% (3M L+450, 1.00% Floor)	08/02/24	3,905	3,870	3,897	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	08/02/24	395	(6)	(1)	(8)(9) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	08/02/24	575	(25)	(1)	(8)(9) (21)(23)
	First Lien Secured Debt - Letter of Credit	4.50%	12/10/21	105	—	—	(9)(23)
					3,839	3,895
Rigel Pharmaceuticals
Rigel Pharmaceuticals, Inc.	First Lien Secured Debt	7.15% (1M L+565, 1.50% Floor)	09/01/24	6,000	6,017	6,048	(9)
RiteDose Holdings I, Inc.
RiteDose Holdings I, Inc.	First Lien Secured Debt	7.50% (3M L+650, 1.00% Floor)	09/13/23	13,293	13,133	13,293	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	09/13/23	2,000	(24)	—	(9)(21) (23)
					13,109	13,293
		Total Healthcare & Pharmaceuticals			$404,076	$409,157
High Tech Industries
Acronis AG
Acronis AG	First Lien Secured Debt	7.85% (1M L+635, 1.50% Floor)	12/18/24	$21,000	$20,927	$21,000	(9)(17)
American Megatrends
AMI US Holdings Inc.	First Lien Secured Debt	6.50% (1M L+550, 1.00% Floor)	04/01/25	21,596	21,325	21,596	(9)
	First Lien Secured Debt - Revolver	5.59% (1M L+550)	04/01/24	581	581	581	(9)(23)
	First Lien Secured Debt - Revolver	5.63% (2M L+550)	04/01/24	581	581	581	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	04/01/24	1,744	(32)	—	(9)(21) (23)
					22,455	22,758
Calero Holdings, Inc.
Telesoft Holdings, LLC	First Lien Secured Debt	6.75% (3M L+575, 1.00% Floor)	12/16/25	22,443	22,066	22,185
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/16/25	2,273	(38)	(26)	(8)(21) (23)
					22,028	22,159
ChyronHego Corporation
ChyronHego Corporation (5)	First Lien Secured Debt	6.00% (3M L+350 Cash plus 1.50% PIK, 1.00% Floor)	12/31/22	84,311	82,120	81,781
	First Lien Secured Debt - Revolver	6.00% (3M L+500, 1.00% Floor)	12/31/22	2,406	2,406	2,334	(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/31/22	3,594	—	(108)	(8)(21) (23)
	Preferred Equity - Preferred Equity	N/A	N/A	7,800 Shares	6,000	6,084	(13)(25) (25)
					90,526	90,091
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2021
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (27)	Fair Value (1)(28)
Dairy.com
Momentx Corporation	First Lien Secured Debt	6.50% (1M L+550, 1.00% Floor)	06/24/27	13,743	13,469	13,468	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	06/24/27	1,257	(25)	(25)	(8)(9) (21)(23)
					13,444	13,443
Digital.ai
Digital.ai Software Holdings, Inc.	First Lien Secured Debt	8.00% (3M L+700, 1.00% Floor)	02/10/27	22,524	21,892	22,186	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	02/10/27	2,419	(68)	(36)	(8)(9) (21)(23)
					21,824	22,150
GoHealth
Norvax, LLC	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	09/13/24	3,182	(51)	—	(9)(21) (23)
International Cruise & Excursion Gallery, Inc.
International Cruise & Excursion Gallery, Inc.	First Lien Secured Debt	6.25% (3M L+525, 1.00% Floor)	06/06/25	14,550	14,385	13,613
LabVantage Solutions
LabVantage Solutions Inc.	First Lien Secured Debt	8.50% (1M L+750, 1.00% Floor)	09/30/21	3,165	3,161	3,165
LabVantage Solutions Limited	First Lien Secured Debt	8.50% (1M E+750, 1.00% Floor)	09/30/21	€5,763	6,193	6,834	(17)
					9,354	9,999
Magnitude Software
New Amsterdam Software BidCo LLC	First Lien Secured Debt	5.75% (3M E+475, 1.00% Floor)	05/01/26	€728	805	855	(9)
	First Lien Secured Debt	5.75% (3M L+475, 1.00% Floor)	05/01/26	6,778	6,684	6,711	(9)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	05/01/26	—	—	—	(9)(21) (23)
					7,489	7,566
Modern Campus
Destiny Solutions U.S., Inc.	First Lien Secured Debt	6.75% (3M L+575, 1.00% Floor)	06/08/26	15,733	15,376	15,372	(26)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	06/08/26	4,267	(97)	(98)	(8)(21) (23)(26)
RMCF IV CIV XXXV, L.P.	Common Equity - Common Stock	N/A	N/A	482 Shares	1,000	1,000	(13)
					16,279	16,274
MYCOM
Magnate Holding Corp.	First Lien Secured Debt	7.75% (3M L+625 Cash plus 1% PIK, 0.50% Floor)	12/16/24	18,467	18,324	16,139	(9)(17)
	First Lien Secured Debt - Revolver	7.75% (3M L+625 Cash plus 1% PIK, 0.50% Floor)	12/14/23	3,029	3,005	2,648	(9)(17) (23)
	First Lien Secured Debt - Letter of Credit	6.25%	04/22/22	42	—	(5)	(8)(9) (17)(23)
					21,329	18,782
New Era Technology, Inc.
New Era Technology, Inc.	First Lien Secured Debt	7.25% (3M L+625, 1.00% Floor)	10/31/26	15,420	15,129	15,119	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	10/31/26	1,049	(21)	(21)	(8)(9) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	10/31/26	8,531	(91)	(85)	(8)(9) (21)(23)
					15,017	15,013
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2021
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (27)	Fair Value (1)(28)
Pro Vigil
Pro-Vigil Holding Company, LLC	First Lien Secured Debt	9.50% (1M L+850, 1.00% Floor)	01/13/25	7,980	7,769	7,870	(9)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	01/13/25	2,000	(17)	(28)	(8)(9) (21)(23)
					7,752	7,842
Schlesinger Group
Schlesinger Global, LLC	First Lien Secured Debt	8.00% (3M L+600 Cash plus 1.00% PIK, 1.00% Floor)	07/12/25	9,906	9,722	9,696	(9)
Simeio
Simeio Group Holdings, Inc.	First Lien Secured Debt	6.25% (1M L+525, 1.00% Floor)	01/30/26	8,546	8,448	8,410	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	01/30/26	1,731	(20)	(28)	(8)(9) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.75% Unfunded	01/30/26	4,615	(26)	(79)	(8)(9) (21)(23)
					8,402	8,303
Sirsi Corporation
Sirsi Corporation	First Lien Secured Debt	5.75% (3M L+475, 1.00% Floor)	03/15/24	6,142	6,092	6,065	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	03/15/24	429	(3)	(5)	(8)(9) (21)(23)
					6,089	6,060
Sontiq, Inc.
Sontiq, Inc.	First Lien Secured Debt	8.50% (3M L+750, 1.00% Floor)	03/02/26	14,131	13,867	13,881	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	03/02/26	833	(9)	(15)	(8)(9) (21)(23)
					13,858	13,866
Springbrook
Springbrook Holding Company, LLC	First Lien Secured Debt	6.75% (3M L+575, 1.00% Floor)	12/23/26	9,729	9,599	9,615
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/23/26	1,463	(20)	(17)	(8)(21) (23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	12/23/26	3,659	(28)	(43)	(8)(21) (23)
					9,551	9,555
Tax Slayer
MEP-TS Midco, LLC	First Lien Secured Debt	7.50% (3M L+650, 1.00% Floor)	12/31/26	34	33	34	(9)
	First Lien Secured Debt	7.50% (6M L+650, 1.00% Floor)	12/31/26	13,447	13,200	13,312	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/31/26	1,452	(27)	(15)	(8)(9) (21)(23)
					13,206	13,331
Telnyx
Telnyx LLC	First Lien Secured Debt	7.75% (1M L+625, 1.50% Floor)	10/21/25	5,250	5,226	5,382	(9)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	10/21/25	4,750	(41)	—	(9)(21) (23)
					5,185	5,382
		Total High Tech Industries			$348,771	$346,883
Insurance
High Street Insurance
High Street Buyer, Inc.	First Lien Secured Debt	6.75% (6M L+600, 0.75% Floor)	04/14/28	$16,476	$16,214	$16,146	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	04/16/27	2,203	(43)	(44)	(8)(9) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	04/14/28	13,821	(165)	(138)	(8)(9) (21)(23)
					16,006	15,964
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2021
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (27)	Fair Value (1)(28)
PGM Holdings Corporation
Turbo Buyer, Inc.	First Lien Secured Debt	7.00% (3M L+600, 1.00% Floor)	12/02/25	19,377	19,011	18,989	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/02/25	923	(17)	(18)	(8)(9) (21)(23)
					18,994	18,971
Relation Insurance
AQ Sunshine, Inc.	First Lien Secured Debt	7.00% (3M L+600, 1.00% Floor)	04/15/25	26,019	25,583	26,060	(9)
	First Lien Secured Debt - Revolver	7.00% (3M L+600, 1.00% Floor)	04/15/24	365	365	365	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	04/15/24	974	(17)	—	(9)(21) (23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	04/15/25	4,481	(90)	—	(9)(21) (23)
	First Lien Secured Debt - Letter of Credit	6.00%	05/02/22	30	—	—	(9)(23)
					25,841	26,425
		Total Insurance			$60,841	$61,360
Manufacturing, Capital Equipment
AVAD, LLC
AVAD, LLC	First Lien Secured Debt - Revolver	N/A	10/02/23	$2,060	$869	$—	(9)(23)
Surf Opco, LLC	First Lien Secured Debt - Revolver	5.00% (1M L+400, 1.00% Floor)	03/16/26	8,886	8,886	8,886	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	03/16/26	7,781	—	—	(9)(21) (23)
	Preferred Equity - Class P-1 Preferred	N/A	N/A	33,333 Shares	3,333	6,667	(9)(13) (16)(25)
	Preferred Equity - Class P-2 Preferred	N/A	N/A	85,164 Shares	8,516	3,262	(9)(13) (16)(25)
	Common Equity - Class A-1 Common	N/A	N/A	3,333 Shares	—	235	(9)(13) (16)(25)
					21,604	19,050
Kauffman
Kauffman Holdco, LLC	Common Equity - Common Stock	N/A	N/A	250,000 Shares	250	53	(9)(13)
Kauffman Intermediate, LLC	First Lien Secured Debt	7.50% (3M L+650, 1.00% Floor)	05/08/25	16,621	16,407	16,000	(9)
	First Lien Secured Debt - Revolver	7.50% (3M L+650, 1.00% Floor)	05/08/25	388	388	374	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	05/08/25	699	(33)	(26)	(8)(9) (21)(23)
	First Lien Secured Debt - Letter of Credit	6.50%	07/25/21	155	—	(6)	(8)(9) (23)
					17,012	16,395
MedPlast Holdings Inc.
Viant Medical Holdings, Inc. (fka MedPlast Holdings, Inc.)	Second Lien Secured Debt	7.85% (1M L+775)	07/02/26	8,000	7,950	7,486
		Total Manufacturing, Capital Equipment			$46,566	$42,931
Media – Diversified & Production
New Wave Entertainment
NW Entertainment, Inc.	First Lien Secured Debt	10.00% (3M L+700 Cash plus 2.00% PIK, 1.00% Floor)	08/16/24	$27,145	$26,821	$26,199	(9)(19)
	First Lien Secured Debt - Revolver	10.00% (3M L+700 Cash plus 2.00% PIK, 1.00% Floor)	08/16/24	3,077	3,039	2,966	(9)(23) (19)
					29,860	29,165
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2021
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (27)	Fair Value (1)(28)
Nitro World Entertainment
NWE OPCO LP	First Lien Secured Debt	8.50% (1M L+650, 2.00% Floor)	12/19/22	4,755	4,743	4,755	(9)
Sonar Entertainment
Sonar Entertainment, Inc.	First Lien Secured Debt	8.85% (1M L+760, 1.25% Floor)	11/15/21	4,548	4,538	3,907	(9)
	First Lien Secured Debt - Revolver	8.85% (1M L+760, 1.25% Floor)	11/15/21	2,686	2,636	2,307	(9)(23)
					7,174	6,214
		Total Media – Diversified & Production			$41,777	$40,134
Retail
IPS
SI Holdings, Inc.	First Lien Secured Debt	7.00% (3M L+600, 1.00% Floor)	07/25/25	$31,244	$30,810	$30,722	(9)
	First Lien Secured Debt - Revolver	7.00% (3M L+600, 1.00% Floor)	07/25/24	853	853	844	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	07/25/24	2,560	(42)	(29)	(8)(9) (21)(23)
		Total Retail			$31,621	$31,537
Telecommunications
IPC Corporation
IPC Corporation	First Lien Secured Debt	5.19% (3M L+500)	08/06/21	$10,000	$9,997	$9,450	(9)
IPC Information Systems UK Holdings Limited	First Lien Secured Debt	8.00% (3M L+650, 1.50% Floor)	08/06/21	1,405	1,402	1,368	(9)(17)
					11,399	10,818
Securus Technologies Holdings, Inc.
Securus Technologies Holdings, Inc.	Second Lien Secured Debt	9.25% (3M L+825, 1.00% Floor)	11/01/25	12,878	12,808	11,268
		Total Telecommunications			$24,207	$22,086
Transportation – Cargo, Distribution
Beacon Mobility
Beacon Mobility Corp.	First Lien Secured Debt	5.75% (3M L+475, 1.00% Floor)	05/22/24	$6,163	$6,163	$6,039	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	05/22/24	957	(19)	(19)	(8)(9) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	05/22/24	7,881	(278)	(158)	(8)(9) (21)(23)
					5,866	5,862
Dynamic Product Tankers (Prime), LLC
Dynamic Product Tankers, LLC (5)	Unsecured Debt	5.16% (6M L+500)	07/31/24	22,000	22,000	22,000	(17)
	Common Equity - Class A Units	N/A	N/A	N/A	49,806	20,168	(13)(17) (24)(25)
					71,806	42,168
Heniff and Superior
Heniff Holdco, LLC	First Lien Secured Debt	6.75% (3M L+575, 1.00% Floor)	12/03/26	30,686	30,184	29,655	(9)
	First Lien Secured Debt - Revolver	6.75% (3M L+575, 1.00% Floor)	12/03/24	1,439	1,439	1,408	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/03/24	2,131	(54)	(46)	(8)(9) (21)(23)
	First Lien Secured Debt - Letter of Credit	5.75%	02/06/22	355	—	(8)	(8)(9) (23)
					31,569	31,009
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2021
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (27)	Fair Value (1)(28)
MSEA Tankers LLC
MSEA Tankers LLC (5)	Common Equity - Class A Units	N/A	N/A	N/A	53,739	52,914	(17)(18) (25)
		Total Transportation – Cargo, Distribution			$162,980	$131,953
Wholesale
Banner Solutions
Banner Buyer, LLC	First Lien Secured Debt	6.75% (1M L+575, 1.00% Floor)	10/31/25	$15,416	$15,234	$15,303	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	10/31/25	1,935	(24)	(14)	(8)(9) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.75% Unfunded	10/31/25	2,452	(35)	(17)	(8)(9) (21)(23)
Banner Parent Holdings, Inc	Common Equity - Common Stock	N/A	N/A	6,125 Shares	613	636	(9)(13)
		Total Wholesale			$15,788	$15,908
Total Investments before Cash Equivalents					$2,753,246	$2,492,796
J.P. Morgan U.S. Government Money Market Fund				$41,155	$41,155	$41,155	(22)
Total Investments after Cash Equivalents					$2,794,401	$2,533,951	(6)(7)
____________________
(1)Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (See Note 2 to the financial statements).
(2)Preferred and ordinary shares in Solarplicity UK Holdings Limited are GBP denominated equity investments. Common shares in 1244311 B.C. Ltd. are CAD denominated equity investments.
(3)Denotes investments in which the Company owns greater than 25% of the equity, where the governing documents of each entity preclude the Company from exercising a controlling influence over the management or policies of such entity. The Company does not have the right to elect or appoint more than 25% of the directors or another party has the right to elect or appoint more directors than the Company and has the right to appoint certain members of senior management. Therefore, the Company has determined that these entities are not controlled affiliates. As of June 30, 2021, we had a 100% equity ownership interest in Golden Bear 2016-R, LLC, a collateralized loan obligation, and 29% equity ownership interest in Carbonfree Chemicals SA LLC.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2021
(In thousands, except share data)
(4)Denotes investments in which we are an “Affiliated Person,” as defined in the 1940 Act, due to holding the power to vote or owning 5% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of March 31, 2021 and June 30, 2021 along with transactions during the three months ended June 30, 2021 in these affiliated investments are as follows:

Name of Issuer	Fair Value at March 31, 2021	Gross Additions ●	Gross Reductions ■	Net Change in Unrealized Gains (Losses)	Fair Value at June 30, 2021	Net Realized Gains (Losses)	Interest/Dividend/Other Income
1244311 B.C. Ltd., Common Stock	$1,719	$—	$—	$(168)	$1,551	$—	$—
1244311 B.C. Ltd., Term Loan	965	15	—	(8)	972	—	16
1244311 B.C. Ltd., Term Loan	2,857	—	(8)	(17)	2,832	—	45
Carbonfree Chemicals SA LLC, Class B Units	—	—	—	—	—	—	—
AIC SPV Holdings II, LLC, Preferred Stock	498	—	—	5	503	—	26
Carbonfree Chemicals Holdings LLC, Common Equity / Interest	25,424	905	—	9,833	36,162	—	—
Carbonfree Chemicals SA LLC, Class B Units	—	—	—	—	—	—	—
Golden Bear 2016-R, LLC, Membership Interests	11,289	—	—	387	11,676	—	286
Pelican Energy, LLC, Membership Interests	2,170	—	—	—	2,170	—	—
Renew Financial LLC (f/k/a Renewable Funding, LLC), Series B Preferred Stock	42	—	—	(42)	—	—	—
Renew Financial LLC (f/k/a Renewable Funding, LLC), Series D Preferred Stock	28	—	—	(28)	—	—	—
Renew Financial LLC (f/k/a Renewable Funding, LLC), Series E Preferred Stock	5,106	—	—	(25)	5,081	—	—
Renew JV LLC, Membership Interests	776		(37)	61	800	—	—
	$50,874	$920	$(45)	$9,997	$61,747	$—	$373
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
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2021
(In thousands, except share data)

(5)Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Fair value as of March 31, 2021 and June 30, 2021 along with transactions during the three months ended June 30, 2021 in these controlled investments are as follows:

Name of Issuer	Fair Value at March 31, 2021	Gross Additions ●	Gross Reductions ■	Net Change in Unrealized Gains (Losses)	Fair Value at June 30, 2021	Net Realized Gains (Losses)	Interest/Dividend/Other Income
Majority Owned Company
ChyronHego Corporation, Preferred Equity	$6,151	$—	$—	$(67)	$6,084	$—	$—
ChyronHego Corporation, Term Loan	81,676	686	(210)	(371)	81,781	—	1,644
ChyronHego Corporation, Revolver	2,226	—	—	—	2,226	—	41
Dynamic Product Tankers, LLC, Class A Units	25,528	—	—	(5,360)	20,168	—	—
Dynamic Product Tankers, LLC, Unsecured Debt	22,000	—	—	—	22,000	—	292
Merx Aviation Finance, LLC, Membership Interests	125,061	—	—	(1,220)	123,841	—	—
Merx Aviation Finance, LLC, Revolver	190,500	—	—	—	190,500	—	4,749
Merx Aviation Finance, LLC, Letters of Credit	—	—	—	—	—	—	—
MSEA Tankers LLC, Class A Units	57,028	—	(3,922)	(192)	52,914	—	—
Controlled Company
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.), Second Lien Term Loan	8,111	—	—	(3,972)	4,139	—	—
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.), Common Stock	—	—	—	—	—	—	—
SHD Oil & Gas, LLC, Tranche C Note	25,470	—	—	—	25,470	—	750
SHD Oil & Gas, LLC, Tranche A Note	9,899	—	—	1,156	11,055	—	—
SHD Oil & Gas, LLC, Tranche B Note	—	—	—	—	—	—	—
SHD Oil & Gas, LLC, Series A Units	—	—	—	—	—	—	—
	$553,650	$686	$(4,132)	$(10,026)	$540,178	$—	$7,476
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
    As of June 30, 2021, the Company had a 87%, 85%, 47%, 100%, 98% and 38% equity ownership interest in ChyronHego Corporation; Dynamic Product Tankers, LLC; Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.); Merx Aviation Finance, LLC; MSEA Tankers, LLC; and SHD Oil & Gas, LLC (f/k/a Spotted Hawk Development LLC), respectively.
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2021
(In thousands, except share data)

(6)Aggregate gross unrealized gain and loss for federal income tax purposes is $62,639 and $385,090, respectively. Net unrealized loss is $322,451 based on a tax cost of $2,856,403.
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
(11)The maturity dates for these investments are expected to be extended past June 30, 2021. The final terms of the extension are still under negotiation between the Company and the respective portfolio companies.
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
(17)Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of June 30, 2021, non-qualifying assets represented approximately 15.47% of the total assets of the Company.
(18)As of June 30, 2021, MSEA Tankers, LLC had various classes of limited liability interests outstanding of which the Company holds Class A-1 and Class A-2 units which are identical except that Class A-1 unit is voting and Class A-2 unit is non-voting. The units entitle the Company to appoint two out of three managers to the board of managers.
(19)Denoted security is currently accruing additional penalty interest above the stated rate.
(20)Generally, the interest rate on floating interest rate investments is at benchmark rate plus spread. The borrower has an option to choose the benchmark rate, such as the London Interbank Offered Rate (“LIBOR”), the Euro Interbank Offered Rate (“EURIBOR”), the federal funds rate or the prime rate. The spread may change based on the type of rate used. The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting period. LIBOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates (1M L, 2M L, 3M L or 6M L, respectively), EURIBOR loans are typically indexed to 90-day EURIBOR rates (3M E), Bank Bill Swap rates are typically index to 90-day Bank Bill Swap rates (3M BBSW), and GBP LIBOR loans are typically indexed to 90-day GBP LIBOR rates (3M GBP L), at the borrower’s option. LIBOR and EURIBOR loans may be subject to interest floors. As of June 30, 2021, rates for 1M L, 2M L, 3M L, 6M L, 1M E, 3M E, 1M BBSW, 3M BBSW, 1M GBP L, 3M GBP L and Prime are 0.1%, 0.13%, 0.15%, 0.16%, (0.57%), (0.54%), 0.04%, 0.02%, 0.06%, 0.08% and 3.25%, respectively.
(21)The rates associated with these undrawn committed revolvers and delayed draw term loans represent rates for commitment and unused fees.
(22)This security is included in the Cash and Cash Equivalents on the Statements of Assets and Liabilities.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2021
(In thousands, except share data)
(23)As of June 30, 2021, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 8 to the financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit	Undrawn Commitment
A&V Holdings Midco, LLC	$1,505	$—	$—	$1,505
Activ Software Holdings, LLC	2,407	—	—	2,407
Akoya Biosciences, Inc.	1,500	—	—	1,500
Amerivet Partners Management, Inc.	3,283	—	—	3,283
AMI US Holdings Inc.	2,906	1,162	—	1,744
Analogic Corporation	1,826	—	—	1,826
AQ Sunshine, Inc.	5,850	365	30	5,455
Arthur Bidco Limited*	2,032	2,032	—	—
AVAD, LLC	2,060	2,060	—	—
Banner Buyer, LLC	4,387	—	—	4,387
Beacon Mobility Corp.	8,838	—	—	8,838
BIG Buyer, LLC	2,806	—	—	2,806
Bird US Opco, LLC	14,600	—	—	14,600
BK Medical Holding Company, Inc.	783	—	—	783
CC SAG Holdings Corp.	3,567	—	—	3,567
Cerus Corporation	5,500	956	—	4,544
ChyronHego Corporation	6,000	2,406	—	3,594
Claritas, LLC	1,031	129	—	902
Club Car Wash Operating, LLC	18,688	—	—	18,688
Compu-Link Corporation	2,273	—	—	2,273
Continuum Global Solutions, LLC	20,000	2,762	—	17,238
Destiny Solutions U.S., Inc.	4,267	—	—	4,267
Digital.ai Software Holdings, Inc.	2,419	—	—	2,419
Eagle Foods Family Group, LLC	3,750	2,083	—	1,667
EHL Merger Sub, LLC	4,155	—	—	4,155
Eldrickco Limited*	5,926	491	—	5,435
ERC Finance, LLC	4,445	278	376	3,791
Erickson Inc	36,000	32,877	1,429	1,694
First Heritage Credit, LLC	12,000	509	—	11,491
Flock SPV I, LLC	8,000	—	—	8,000
Florida Food Products, LLC	1,712	342	—	1,370
FPG Services, LLC	7,380	—	—	7,380
Gabriel Partners, LLC	665	—	—	665
GB001, Inc.	24,000	—	—	24,000
Genesis Healthcare, Inc.	91,957	—	—	91,957
Go Car Wash Management Corp.	2,994	125	—	2,869
Gutter Buyer, Inc.	2,727	—	39	2,688
Heniff Holdco, LLC	3,925	1,439	355	2,131
High Street Buyer, Inc.	16,024	—	—	16,024
HSI Halo Acquisition, Inc.	812	135	—	677
IMA Group Management Company, LLC	6,564	289	—	6,275
Jacent Strategic Merchandising	3,500	2,567	—	933
JF Acquisition, LLC	1,570	942	—	628
Kauffman Intermediate, LLC	1,242	388	155	699
KDC US Holdings*	6,021	3,536	41	2,444
Kindeva Drug Delivery L.P.	167	47	—	120
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2021
(In thousands, except share data)

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit	Undrawn Commitment
KL Charlie Acquisition Company	3,066	—	—	3,066
Kure Pain Holdings, Inc.	2,654	—	—	2,654
Lash OpCo, LLC	697	74	—	623
LendingPoint LLC	7,125	1,000	—	6,125
Lifelong Learner Holdings, LLC	5,374	2,502	—	2,872
Liqui-Box Holdings, Inc.*	3,569	3,109	87	373
Magnate Holding Corp.	3,071	3,029	42	—
Mannkind Corporation	30,000	—	—	30,000
Margaux Acquisition Inc.	1,601	—	—	1,601
Margaux UK Finance Limited*	748	—	—	748
Marlin DTC-LS Midco 2, LLC	685	—	—	685
Maxor National Pharmacy Services, LLC	1,558	—	—	1,558
Medical Guardian, LLC	11,428	—	—	11,428
MEP-TS Midco, LLC	1,452	—	—	1,452
Merx Aviation Finance, LLC	190,677	190,500	177	—
Midwest Vision Partners Management, LLC	1,681	535	—	1,146
Momentx Corporation	1,257	—	—	1,257
Naviga Inc. (fka Newscycle Solutions, Inc.)	500	280	—	220
Nemo (BC) Bidco Pty Ltd*	174	—	—	174
New Amsterdam Software BidCo LLC	—	—	—	—
New Era Technology, Inc.	9,580	—	—	9,580
Norvax, LLC	3,182	—	—	3,182
NW Entertainment, Inc.	3,077	3,077	—	—
Olaplex, Inc.	2,300	—	—	2,300
Orchard Therapeutics plc	22,333	—	—	22,333
Ortega National Parks, LLC	7,568	—	—	7,568
Pace Health Companies, LLC	1,075	—	105	970
PaperShop HoldCo Inc.	3,082	1,175	—	1,907
Paragon 28, Inc.	9,500	1,000	—	8,500
Partner Therapeutics, Inc	1,000	—	—	1,000
PHS Buyer, Inc.	2,000	—	—	2,000
Project Comfort Buyer, Inc.	3,462	—	—	3,462
Protein For Pets Opco, LLC	2,219	—	—	2,219
Pro-Vigil Holding Company, LLC	2,000	—	—	2,000
Purchasing Power Funding I, LLC	9,112	425	—	8,687
Radius Health, Inc.	5,833	—	—	5,833
RiteDose Holdings I, Inc.	2,000	—	—	2,000
Royton Bidco Limited*	3,129	—	—	3,129
SI Holdings, Inc.	3,413	853	—	2,560
Simeio Group Holdings, Inc.	6,346	—	—	6,346
Simplifi Holdings, Inc.	2,400	720	—	1,680
Sirsi Corporation	429	—	—	429
Sonar Entertainment, Inc.	2,686	2,686	—	—
Sontiq, Inc.	833	—	—	833
Springbrook Holding Company, LLC	5,122	—	—	5,122
Surf Opco, LLC	16,667	8,886	—	7,781
Telesoft Holdings, LLC	2,273	—	—	2,273
Telnyx LLC	4,750	—	—	4,750
Ten-X, LLC	4,680	4,680	—	—
TGG TS Acquisition Company	1,750	—	—	1,750
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2021
(In thousands, except share data)

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit	Undrawn Commitment
The Emmes Company, LLC	2,449	—	—	2,449
THLP CO. LLC	4,494	—	—	4,494
TNT Crust LLC	3,252	650	—	2,602
Truck-Lite Co., LLC	3,052	218	105	2,729
Turbo Buyer, Inc.	923	—	—	923
U.S. Auto Finance, Inc.	21,556	4,122	—	17,434
USLS Acquisition, Inc.	1,609	—	101	1,508
Westfall Technik, Inc.	2,020	1,885	—	135
Wildcat BuyerCo, Inc.	2,754	—	8	2,746
Total Commitments	$817,291	$289,326	$3,050	$524,915
____________________
* These investments are in a foreign currency and the total commitment has been converted to USD using the June 30, 2021 exchange rate.
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2021
(In thousands, except share data)
(24)As of June 30, 2021, Dynamic Product Tankers, LLC had various classes of limited liability interests outstanding of which the Company holds Class A-1 and Class A-3 units which are identical except that Class A-1 unit is voting and Class A-3 unit is non-voting. The units entitle the Company to appoint three out of five managers to the board of managers.
(25)Securities that are exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2021, the aggregate fair value of these securities is $259,808 or 25% of the Company's net assets. The acquisition dates of the restricted securities are as follows:

Issuer	Investment Type	Acquisition Date
1244311 B.C. Ltd.	Common Equity - Common Stock	9/30/2020
AIC SPV Holdings II, LLC	Preferred Equity - Preferred Stock	6/1/2017
Carbonfree Chemicals Holdings LLC	Common Equity - Common Equity / Interest	11/19/2019
Carbonfree Chemicals SA LLC	Common Equity - Class B Units	11/19/2019
ChyronHego Corporation	Preferred Equity - Preferred Equity	12/29/2020
Dynamic Product Tankers, LLC	Common Equity - Class A Units	4/3/2015
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.)	Common Equity - Common Stock	3/29/2016
KL Charlie Co-Invest, L.P.	Common Equity - Common Stock	12/29/2020
Merx Aviation Finance, LLC	Common Equity - Membership Interests	5/22/2013
MSEA Tankers LLC	Common Equity - Class A Units	12/12/2014
Pelican Energy, LLC	Common Equity - Membership Interests	2/16/2016
Renew Financial LLC (f/k/a Renewable Funding, LLC)	Preferred Equity - Series E Preferred Stock	12/23/2020
Renew Financial LLC (f/k/a Renewable Funding, LLC)	Preferred Equity - Series D Preferred Stock	10/1/2015
Renew Financial LLC (f/k/a Renewable Funding, LLC)	Preferred Equity - Series B Preferred Stock	4/9/2014
Renew JV LLC	Common Equity - Membership Interests	3/20/2017
SHD Oil & Gas, LLC	Common Equity - Series A Units	11/18/2016
Surf Opco, LLC	Preferred Equity - Class P-2 Preferred	3/17/2021
Surf Opco, LLC	Preferred Equity - Class P-1 Preferred	3/17/2021
Surf Opco, LLC	Common Equity - Class A-1 Common	3/17/2021
(26)In addition to the interest earned based on the stated rate of this loan, the Company may be entitled to receive additional interest as a result of its arrangement with other lenders in a syndication.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2021
(In thousands, except share data)
(27)Thefollowing shows the composition of the Company’s portfolio at cost by control designation, investment type and industry as of June 30, 2021:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Non-Controlled/Non-Affiliated Investments
Advertising, Printing & Publishing	$60,225	$—	$—	$—	$—	$219	$—	$60,444
Aerospace & Defense	32,800	—	—	—	—	—	—	32,800
Automotive	42,690	23,565	—	—	—	350	—	66,605
Aviation and Consumer Transport	17,218	—	—	—	—	—	—	17,218
Beverage, Food & Tobacco	97,392	—	—	—	—	2,205	—	99,597
Business Services	212,345	78,057	—	—	89	1,432	—	291,923
Chemicals, Plastics & Rubber	17,424	12,174	—	—	—	—	—	29,598
Construction & Building	28,205	—	—	—	—	500	—	28,705
Consumer Goods – Durable	23,683	—	—	—	—	107	—	23,790
Consumer Goods – Non-durable	77,368	12,603	—	—	462	—	—	90,433
Consumer Services	142,645	—	—	—	—	—	—	142,645
Diversified Investment Vehicles, Banking, Finance, Real Estate	45,574	—	—	—	—	—	—	45,574
Education	36,205	—	—	—	—	—	—	36,205
Energy – Electricity	7,439	—	—	—	5,623	4	—	13,066
Environmental Industries	11,332	—	—	—	—	—	—	11,332
Healthcare & Pharmaceuticals	363,035	39,433	—	—	333	1,064	211	404,076
High Tech Industries	257,245	—	—	—	—	1,000	—	258,245
Insurance	60,841	—	—	—	—	—	—	60,841
Manufacturing, Capital Equipment	26,517	7,950	—	—	11,849	250	—	46,566
Media – Diversified & Production	41,777	—	—	—	—	—	—	41,777
Retail	31,621	—	—	—	—	—	—	31,621
Telecommunications	11,399	12,808	—	—	—	—	—	24,207
Transportation – Cargo, Distribution	37,435	—	—	—	—	—	—	37,435
Wholesale	15,175	—	—	—	—	613	—	15,788
Total Non-Controlled/ Non-Affiliated Investments	$1,697,590	$186,590	$—	$—	$18,356	$7,744	$211	$1,910,491
Non-Controlled/Affiliated Investments
Chemicals, Plastics & Rubber	$—	$—	$—	$—	$—	$78,729	$—	$78,729
Consumer Goods - Durable	4,016	—	—	—	—	1,000	—	5,016
Diversified Investment Vehicles, Banking, Finance, Real Estate	—	—	—	16,812	—	—	—	16,812
Energy – Electricity	—	—	—	—	16,347	634	—	16,981
Energy – Oil & Gas	—	—	—	—	—	16,764	—	16,764
Total Non-Controlled/Affiliated Investments	$4,016	$—	$—	$16,812	$16,347	$97,127	$—	$134,302
Controlled Investments
Aviation and Consumer Transport	$190,500	$—	$—	$—	$—	$120,300	$—	$310,800
Energy – Oil & Gas	113,167	36,926	—	—	—	31,489	—	181,582
High Tech Industries	84,526	—	—	—	6,000	—	—	90,526
Transportation – Cargo, Distribution	—	—	22,000	—	—	103,545	—	125,545
Total Controlled Investments	$388,193	$36,926	$22,000	$—	$6,000	$255,334	$—	$708,453
Total	$2,089,799	$223,516	$22,000	$16,812	$40,703	$360,205	$211	$2,753,246
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2021
(In thousands, except share data)
(28)The following shows the composition of the Company’s portfolio at fair value by control designation, investment type and industry as of June 30, 2021:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total	% of Net Assets
Non-Controlled / Non-Affiliated Investments
Advertising, Printing & Publishing	$60,575	$—	$—	$—	$—	$370	$—	$60,945	5.8%
Aerospace & Defense	32,338	—	—	—	—	—	—	32,338	3.1%
Automotive	42,204	22,279	—	—	—	382	—	64,865	6.2%
Aviation and Consumer Transport	17,194	—	—	—	—	—	—	17,194	1.6%
Beverage, Food & Tobacco	97,827	—	—	—	—	2,999	—	100,826	9.7%
Business Services	212,042	67,443	—	—	89	1,498	—	281,072	27.0%
Chemicals, Plastics & Rubber	17,266	13,427	—	—	—	—	—	30,693	2.9%
Construction & Building	28,255	—	—	—	—	1,346	—	29,601	2.8%
Consumer Goods – Durable	24,291	—	—	—	—	609	—	24,900	2.4%
Consumer Goods – Non-durable	77,385	10,386	—	—	245	—	—	88,016	8.4%
Consumer Services	143,415	—	—	—	—	—	—	143,415	13.8%
Diversified Investment Vehicles, Banking, Finance, Real Estate	45,509	—	—	—	—	—	—	45,509	4.4%
Education	41,254	—	—	—		—	—	41,254	4.0%
Energy – Electricity	2,544	—	—	—	—	—	—	2,544	0.2%
Environmental Industries	10,923	—	—	—	—	—	—	10,923	1.0%
Healthcare & Pharmaceuticals	365,941	39,510	—	—	348	1,507	1,851	409,157	39.2%
High Tech Industries	255,792	—	—	—	—	1,000	—	256,792	24.7%
Insurance	61,360	—	—	—	—	—	—	61,360	6.0%
Manufacturing, Capital Equipment	25,228	7,486	—	—	9,929	288	—	42,931	4.1%
Media – Diversified & Production	40,134	—	—	—	—	—	—	40,134	3.9%
Retail	31,537	—	—	—	—	—	—	31,537	3.0%
Telecommunications	10,818	11,268	—	—	—	—	—	22,086	2.1%
Transportation – Cargo, Distribution	36,871	—	—	—	—	—	—	36,871	3.5%
Wholesale	15,272	—	—	—	—	636	—	15,908	1.5%
Total Non-Controlled / Non-Affiliated Investments	$1,695,975	$171,799	$—	$—	$10,611	$10,635	$1,851	$1,890,871	181.3%
% of Net Assets	162.6%	16.5%	—%	—%	1.0%	1.0%	0.2%	181.3%
Non-Controlled / Affiliated Investments
Chemicals, Plastics & Rubber	$—	$—	$—	$—	$—	$36,162	$—	$36,162	3.5%
Consumer Goods - Durable	3,804	—	—	—	—	1,551	—	5,355	0.5%
Diversified Investment Vehicles, Banking, Finance, Real Estate	—	—	—	11,675	—	—	—	11,675	1.1%
Energy – Electricity					5,584	801		6,385	0.6%
Energy – Oil & Gas	—	—	—	—	—	2,170	—	2,170	0.2%
Total Non-Controlled / Affiliated Investments	$3,804	$—	$—	$11,675	$5,584	$40,684	$—	$61,747	5.9%
% of Net Assets	0.4%	—%	—%	1.1%	0.5%	3.9%	—%	5.9%
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2021
(In thousands, except share data)

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total	% of Net Assets
Controlled Investments
Aviation and Consumer Transport	$190,500	$—	$—	$—	$—	$123,841	$—	$314,341	30.1%
Energy – Oil & Gas	36,525	4,139	—	—	—	—	—	40,664	4.0%
High Tech Industries	84,007	—	—	—	6,084	—		90,091	8.6%
Transportation – Cargo, Distribution	—	—	22,000	—	—	73,082	—	95,082	9.1%
Total Controlled Investments	$311,032	$4,139	$22,000	$—	$6,084	$196,923	$—	$540,178	51.8%
% of Net Assets	29.8%	0.4%	2.1%	—%	0.6%	18.9%	—%	51.8%
Total	$2,010,811	$175,938	$22,000	$11,675	$22,279	$248,242	$1,851	$2,492,796	239.0%
% of Net Assets	192.8%	16.9%	2.1%	1.1%	2.1%	23.8%	0.2%	239.0%

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2021
(In thousands, except share data)

Industry Classification	Percentage of Total Investments (at Fair Value) as of June 30, 2021
Healthcare & Pharmaceuticals	16.4%
High Tech Industries	13.9%
Aviation and Consumer Transport	13.3%
Business Services	11.3%
Consumer Services	5.8%
Transportation – Cargo, Distribution	5.3%
Beverage, Food & Tobacco	4.0%
Consumer Goods – Non-durable	3.5%
Chemicals, Plastics & Rubber	2.7%
Automotive	2.6%
Insurance	2.5%
Advertising, Printing & Publishing	2.4%
Diversified Investment Vehicles, Banking, Finance, Real Estate	2.3%
Manufacturing, Capital Equipment	1.7%
Energy – Oil & Gas	1.7%
Education	1.7%
Media – Diversified & Production	1.6%
Aerospace & Defense	1.3%
Retail	1.3%
Consumer Goods – Durable	1.2%
Construction & Building	1.2%
Telecommunications	0.9%
Wholesale	0.6%
Environmental Industries	0.4%
Energy – Electricity	0.4%
Total Investments	100.0%
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
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2021
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (28)	Fair Value (1)(29)
Jacent
Jacent Strategic Merchandising	First Lien Secured Debt	6.75% (3M L+575, 1.00% Floor)	04/23/24	22,352	22,146	21,896	(9)
	First Lien Secured Debt - Revolver	6.75% (3M L+575, 1.00% Floor)	04/23/24	2,567	2,567	2,514	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	04/23/24	933	(32)	(19)	(8)(9) (21)(23)
	Common Equity - Common Stock	N/A	N/A	5,000 Shares	500	313	(9)(13)
JSM Equity Investors, L.P.	Preferred Equity - Class P Partnership Units	N/A	N/A	114 Shares	11	11	(9)(13) (25)
					25,192	24,715
Jones & Frank
JF Acquisition, LLC	First Lien Secured Debt	6.50% (12M L+550, 1.00% Floor)	07/31/24	13,139	12,963	12,965	(9)
	First Lien Secured Debt	6.50% (3M L+550, 1.00% Floor)	07/31/24	169	167	167	(9)
	First Lien Secured Debt - Revolver	6.50% (1M L+550, 1.00% Floor)	07/31/24	628	628	619	(9)(23)
	First Lien Secured Debt - Revolver	6.50% (12M L+550, 1.00% Floor)	07/31/24	628	628	619	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	07/31/24	314	(21)	(4)	(8)(9) (21)(23)
					14,365	14,366
MAKS
Trident Bidco Limited	First Lien Secured Debt	6.50% (6M L+550, 1.00% Floor)	11/08/25	34,562	33,765	34,013	(9)(17)
McLarens
Margaux Acquisition Inc.	First Lien Secured Debt	6.75% (3M L+575, 1.00% Floor)	12/19/24	23,054	22,766	22,876	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/19/24	1,601	(20)	(12)	(8)(9) (21)(23)
Margaux UK Finance Limited	First Lien Secured Debt	6.75% (3M GBPL+575, 1.00% Floor)	12/19/24	£7,183	8,965	9,835	(9)(17)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/19/24	£541	(8)	(6)	(8)(9) (17)(21) (23)
					31,703	32,693
Naviga
Naviga Inc. (fka Newscycle Solutions, Inc.)	First Lien Secured Debt	8.00% (3M L+700, 1.00% Floor)	12/29/22	11,024	10,910	10,914	(9)
	First Lien Secured Debt - Revolver	8.00% (1M L+700, 1.00% Floor)	12/29/22	240	240	238	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/29/22	260	(4)	(3)	(8)(9) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	12/29/22	1,282	(15)	(13)	(8)(9) (21)(23)
					11,131	11,136
PSI Services, LLC
Lifelong Learner Holdings, LLC	First Lien Secured Debt	6.75% (3M L+575, 1.00% Floor)	10/19/26	32,536	32,005	31,420	(9)
	First Lien Secured Debt - Revolver	6.75% (3M L+575, 1.00% Floor)	10/20/25	1,039	1,039	1,009	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	10/20/25	1,946	(45)	(57)	(8)(9) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	10/19/26	2,388	(19)	(82)	(8)(9) (21)(23)
					32,980	32,290
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
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2021
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (28)	Fair Value (1)(29)
Pinstripe Holdings, LLC
Pinstripe Holdings, LLC	First Lien Secured Debt	7.00% (1M L+600, 1.00% Floor)	01/17/25	6,860	6,773	6,798
The Club Company
Eldrickco Limited	First Lien Secured Debt	6.75% (6M GBPL+625 PIK, 0.50% Floor)	11/21/25	£10,976	13,797	14,336	(9)(17)
	First Lien Secured Debt - Revolver	6.75% (6M GBPL+625 PIK, 0.50% Floor)	05/21/25	£356	410	464	(9)(17) (23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.93% Unfunded	11/21/25	£3,934	(85)	(253)	(8)(9) (17)(21) (23)
					14,122	14,547
US Auto
U.S. Auto Finance, Inc.	First Lien Secured Debt	6.25% (3M L+525, 1.00% Floor)	04/17/24	11,842	11,875	11,810	(9)
	First Lien Secured Debt - Revolver	7.00% (3M L+600, 1.00% Floor)	04/17/24	6,734	6,734	6,715	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	04/17/24	6,600	(36)	(18)	(8)(9) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	04/17/24	8,222	(21)	—	(9)(21) (23)
					18,552	18,507
		Total Consumer Services			$120,845	$117,999
Diversified Investment Vehicles, Banking, Finance, Real Estate
Celink
Compu-Link Corporation	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	06/11/24	$2,273	$(33)	$(27)	(8)(9) (21)(23)
Peer Advisors, LLC	First Lien Secured Debt	6.50% (1M L+550, 1.00% Floor)	06/11/24	19,034	18,759	18,809	(9)
					18,726	18,782
Exeter Property Group, LLC
Exeter Property Group, LLC	First Lien Secured Debt	4.62% (1M L+450)	08/28/24	4,550	4,508	4,550	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	08/28/24	192	(2)	—	(9)(21) (23)
					4,506	4,550
Flock Financial, LLC
Flock SPV I, LLC	First Lien Secured Debt	7.50% (1M L+650, 1.00% Floor)	08/30/22	14,533	14,505	14,388	(9)(17)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	08/30/22	1,333	(5)	(13)	(8)(9) (17)(21) (23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	08/30/22	4,133	(38)	(41)	(8)(9) (17)(21) (23)
					14,462	14,334
Golden Bear
Golden Bear 2016-R, LLC (4)	Structured Products and Other - Membership Interests		09/20/42	N/A	16,812	11,289	(3)(17)
Purchasing Power, LLC
Purchasing Power Funding I, LLC	First Lien Secured Debt - Revolver	7.50% (1M L+650, 1.00% Floor)	01/24/24	8,383	8,384	8,334	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.40% Unfunded	01/24/24	729	—	(4)	(8)(9) (21)(23)
					8,384	8,330
Ten-X, LLC
Ten-X, LLC	First Lien Secured Debt - Revolver	3.36% (1M L+325)	09/29/22	4,680	4,554	4,485	(23)
	Total Diversified Investment Vehicles, Banking, Finance, Real Estate				$67,444	$61,770
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
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2021
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (28)	Fair Value (1)(29)
Healthcare & Pharmaceuticals
Akoya
Akoya Biosciences, Inc.	First Lien Secured Debt	7.85% (1M L+635, 1.50% Floor)	10/27/25	$9,750	$9,746	$9,735	(9)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	10/27/25	1,500	(7)	(2)	(8)(9) (21)(23)
					9,739	9,733
AmeriVet
Amerivet Partners Management, Inc.	First Lien Secured Debt	6.25% (3M L+525, 1.00% Floor)	06/05/24	1,517	1,500	1,514	(9)
	First Lien Secured Debt	6.25% (6M L+525, 1.00% Floor)	06/05/24	26,883	26,509	26,827	(9)
	First Lien Secured Debt	6.25% (2M L+525, 1.00% Floor)	06/05/24	912	901	911	(9)
	First Lien Secured Debt - Revolver	7.50% (P+425)	06/05/24	524	524	523	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	06/05/24	282	(11)	(1)	(8)(9) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	06/05/24	4,519	(72)	(9)	(8)(9) (21)(23)
Amerivet Partners Parent LP	Common Equity - Class D Partnership Units	N/A	N/A	13 Shares	125	192	(9)(13)
					29,476	29,957
Analogic
Analogic Corporation	First Lien Secured Debt	6.25% (1M L+525, 1.00% Floor)	06/22/24	18,033	17,789	17,762	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	06/22/23	1,826	(20)	(27)	(8)(9) (21)(23)
					17,769	17,735
BioClinica Holding I, LP
BioClinica Holding I, LP	Second Lien Secured Debt	9.25% (1M L+825, 1.00% Floor)	10/21/24	24,612	24,359	24,501
BK Medical
BK Medical Holding Company, Inc.	First Lien Secured Debt	6.25% (1M L+525, 1.00% Floor)	06/22/24	7,231	7,179	7,187	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	06/22/24	783	(5)	(2)	(8)(9) (21)(23)
					7,174	7,185
CARE Fertility
Royton Bidco Limited	First Lien Secured Debt	6.75% (6M GBPL+625, 0.50% Floor)	05/09/25	£15,510	19,796	21,093	(9)(17)
	First Lien Secured Debt	6.75% (1M GBPL+625, 0.50% Floor)	05/09/25	£2,147	2,701	2,920	(9)(17)
	First Lien Secured Debt - Unfunded Delayed Draw	2.19% Unfunded	05/09/25	£2,265	(59)	(45)	(8)(9) (17)(21) (23)
					22,438	23,968
Cerus
Cerus Corporation	First Lien Secured Debt	7.25% (1M L+545, 1.80% Floor)	03/01/24	16,500	16,452	16,830	(9)(17)
	First Lien Secured Debt - Revolver	5.55% (1M L+375, 1.80% Floor)	03/01/24	125	125	127	(9)(17) (23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	03/01/24	875	(1)	—	(9)(17) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	03/01/24	4,500	(13)	—	(9)(17) (21)(23)
					16,563	16,957
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
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2021
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (28)	Fair Value (1)(29)
Radius Health
Radius Health, Inc.	First Lien Secured Debt	7.75% (1M L+575, 2.00% Floor)	06/01/24	29,000	28,636	28,623	(9)(17)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	06/01/24	1,000	(2)	(1)	(8)(9) (17)(21) (23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	06/01/24	4,833	—	—	(9)(17) (21)(23)
					28,634	28,622
RHA Health Services
Pace Health Companies, LLC	First Lien Secured Debt	5.50% (3M L+450, 1.00% Floor)	08/02/24	3,914	3,874	3,902	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	08/02/24	395	(7)	(1)	(8)(9) (21)(23)
	First Lien Secured Debt - Letter of Credit	4.50%	12/10/21	105	—	—	(9)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	08/02/24	575	(27)	(2)	(8)(9) (21)(23)
					3,840	3,899
Rigel Pharmaceuticals
Rigel Pharmaceuticals, Inc.	First Lien Secured Debt	7.15% (1M L+565, 1.50% Floor)	09/01/24	6,000	6,012	6,049	(9)
RiteDose Holdings I, Inc.
RiteDose Holdings I, Inc.	First Lien Secured Debt	7.50% (1M L+650, 1.00% Floor)	09/13/23	13,333	13,155	13,333	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	09/13/23	2,000	(27)	—	(9)(21) (23)
					13,128	13,333
		Total Healthcare & Pharmaceuticals			$390,629	$394,475
High Tech Industries
Acronis AG
Acronis AG	First Lien Secured Debt	7.85% (1M L+635, 1.50% Floor)	12/18/24	$21,000	$20,922	$20,895	(9)(17)
American Megatrends
AMI US Holdings Inc.	First Lien Secured Debt	6.50% (1M L+550, 1.00% Floor)	04/01/25	21,651	21,362	21,833	(9)
	First Lien Secured Debt - Revolver	5.61% (1M L+550)	04/01/24	2,093	2,093	2,093	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	04/01/24	814	(35)	—	(9)(21) (23)
					23,420	23,926
Calero Holdings, Inc.
Telesoft Holdings, LLC	First Lien Secured Debt	6.75% (3M L+575, 1.00% Floor)	12/16/25	22,500	22,101	22,104
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/16/25	2,273	(40)	(40)	(8)(21) (23)
					22,061	22,064
ChyronHego Corporation
ChyronHego Corporation (5)	First Lien Secured Debt	6.00% (3M L+350 Cash plus 1.50% PIK, 1.00% Floor)	12/31/22	84,202	81,644	81,676
	First Lien Secured Debt - Revolver	6.00% (3M L+500, 1.00% Floor)	12/31/22	2,406	2,406	2,334	(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/31/22	3,594	—	(108)	(8)(21) (23)
	Preferred Equity - Preferred Equity	N/A	N/A	7,800 Shares	6,000	6,151	(13)(25)
					90,050	90,053
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2021
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (28)	Fair Value (1)(29)
Digital.ai
Digital.ai Software Holdings, Inc.	First Lien Secured Debt	8.00% (3M L+700, 1.00% Floor)	02/10/27	22,581	21,919	22,242	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	02/10/27	2,419	(71)	(36)	(8)(9) (21)(23)
					21,848	22,206
GoHealth
Norvax, LLC	First Lien Secured Debt	7.50% (3M L+650, 1.00% Floor)	09/15/25	31,341	30,753	31,654	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	09/13/24	3,182	(55)	—	(9)(21) (23)
					30,698	31,654
International Cruise & Excursion Gallery, Inc.
International Cruise & Excursion Gallery, Inc.	First Lien Secured Debt	6.25% (3M L+525, 1.00% Floor)	06/06/25	14,587	14,411	13,350
LabVantage Solutions
LabVantage Solutions Inc.	First Lien Secured Debt	8.50% (1M L+750, 1.00% Floor)	09/30/21	7,256	7,236	7,256
LabVantage Solutions Limited	First Lien Secured Debt	8.50% (1M E+750, 1.00% Floor)	09/30/21	€8,053	8,642	9,465	(17)
					15,878	16,721
Magnitude Software
New Amsterdam Software BidCo LLC	First Lien Secured Debt	6.00% (3M L+500, 1.00% Floor)	05/01/26	6,796	6,697	6,694	(9)
	First Lien Secured Debt	6.00% (3M E+500, 1.00% Floor)	05/01/26	€730	807	845	(9)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	05/01/26	2,250	(16)	(34)	(8)(9) (21)(23)
					7,488	7,505
MYCOM
Magnate Holding Corp.	First Lien Secured Debt	7.75% (3M L+625 Cash plus 1% PIK, 0.50% Floor)	12/16/24	18,112	17,959	15,575	(9)(17)
	First Lien Secured Debt - Revolver	7.75% (3M L+625 Cash plus 1% PIK, 0.50% Floor)	12/14/23	2,970	2,970	2,554	(9)(17) (23)
	First Lien Secured Debt - Unfunded Revolver	2.19% Unfunded	12/14/23	221	(27)	(31)	(8)(9) (17)(21) (23)
	First Lien Secured Debt - Letter of Credit	6.25%	04/22/21	140	—	(20)	(8)(9) (17)(23)
					20,902	18,078
Omnitracs, LLC
Omnitracs, LLC	First Lien Secured Debt - Unfunded Revolver	0.375% Unfunded	03/23/23	3,750	(133)	(263)	(8)(21) (23)
Pro Vigil
Pro-Vigil Holding Company, LLC	First Lien Secured Debt	9.50% (1M L+850, 1.00% Floor)	01/13/25	8,000	7,774	7,760	(9)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	01/13/25	2,000	(33)	(60)	(8)(9) (21)(23)
					7,741	7,700
Schlesinger Group
Schlesinger Global, LLC	First Lien Secured Debt	8.00% (3M L+600 Cash plus 1.00% PIK, 1.00% Floor)	07/12/25	9,066	8,885	8,857	(9)
	First Lien Secured Debt	8.00% (3M L+600 Cash plus 1.00% PIK, 1.00% Floor)	07/12/25	841	825	822	(9)
					9,710	9,679
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

Name of Issuer	Fair Value at March 31, 2020	Gross Additions ●	Gross Reductions ■	Net Change in Unrealized Gains (Losses)	Fair Value at March 31, 2021	Net Realized Gains (Losses)	Interest/Dividend/Other Income
Majority Owned Company
ChyronHego Corporation, Preferred Equity	—	6,000	—	151	6,151	—	—
ChyronHego Corporation, Term Loan	—	81,644	—	32	81,676	—	429
ChyronHego Corporation, Revolver	—	2,406	—	(180)	2,226	—	1,161
Dynamic Product Tankers, LLC, Class A Units	36,457	—	—	(10,928)	25,528	—	—
Dynamic Product Tankers, LLC, First Lien Term Loan	42,000	130	(42,000)	(130)	—	—	1,391
Dynamic Product Tankers, LLC, Unsecured Debt	—	22,000	—	—	22,000	—	738
Dynamic Product Tankers, LLC, Letters of Credit	—	—	—	—	—	—	—
Merx Aviation Finance, LLC, Membership Interests	28,447	105,300	—	(8,686)	125,061	—	—
Merx Aviation Finance, LLC, Revolver	305,300	10,500	(125,300)	—	190,500	—	19,796
Merx Aviation Finance, LLC, Letters of Credit	—	—	—	—	—	—	—
MSEA Tankers LLC, Class A Units	59,735	—	(4,289)	1,582	57,028	—	1,691
Controlled Company
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.), Second Lien Term Loan	14,711	—	—	(6,600)	8,111	—	—
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.), Common Stock	—	—	—	—	—	—	—
SHD Oil & Gas, LLC, Series A Units	—	—	—	—	—	—	—
SHD Oil & Gas, LLC, Tranche A Note	22,495	—	(939)	(11,656)	9,899	—	—
SHD Oil & Gas, LLC, Tranche B Note	—	—	—	—	—	—	—
SHD Oil & Gas, LLC, Tranche C Note	24,720	728	—	22	25,470	—	3,153
	$533,865	$228,708	$(172,528)	$(36,393)	$553,650	$—	$28,359
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

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2021
(In thousands, except share data)
(26)The following shows the composition of the Company’s portfolio at cost by control designation, investment type and industry as of March 31, 2021:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Non-Controlled / Non-Affiliated Investments
Advertising, Printing & Publishing	$57,553	$—	$—	$—	$—	$219	$—	$57,772
Aerospace & Defense	30,368	—	—	—	—	—	—	30,368
Automotive	30,794	23,549	—	—	—	350	—	54,693
Aviation and Consumer Transport	17,229	—	—	—	—	—	—	17,229
Beverage, Food & Tobacco	95,289	—	—	—	—	2,205	—	97,494
Business Services	221,162	109,995	—	—	89	1,432	—	332,678
Chemicals, Plastics & Rubber	17,315	12,165	—	—	—	—	—	29,480
Construction & Building	28,603	—	—	—	—	500	—	29,103
Consumer Goods – Durable	22,237	—	—	—	—	107	—	22,344
Consumer Goods – Non-Durable	78,873	12,777	—	—	462	—	—	92,112
Consumer Services	120,845	—	—	—	—	—	—	120,845
Diversified Investment Vehicles, Banking, Finance, Real Estate	50,632	—	—	—	—	—	—	50,632
Education	36,161	—	—	—	—	—	—	36,161
Energy – Electricity	7,637	—	—	—	5,623	4	—	13,264
Environmental Industries	11,347	—	—	—	—	—	—	11,347
Healthcare & Pharmaceuticals	325,747	63,274	—	—	333	1,064	211	390,629
High Tech Industries	251,601	—	—	—	—	—	—	251,601
Insurance	34,744	—	—	—	—	—	—	34,744
Manufacturing, Capital Equipment	21,345	7,947	—	—	11,849	250	—	41,391
Media – Diversified & Production	43,968	—	—	—	—	—	—	43,968
Retail	41,803	—	—	—	—	—	—	41,803
Telecommunications	11,382	12,804	—	—	—	—	—	24,186
Transportation – Cargo, Distribution	33,749	—	—	—	—	—	—	33,749
Wholesale	12,964	—	—	—	—	516	—	13,480
Total Non-Controlled / Non-Affiliated Investments	$1,603,348	$242,511	$—	$—	$18,356	$6,647	$211	$1,871,073
Non-Controlled / Affiliated Investments
Chemicals, Plastics & Rubber	$—	$—	$—	$—	$—	$77,825	$—	$77,825
Consumer Goods – Durable	4,009	—	—	—	—	1,000	—	5,009
Diversified Investment Vehicles, Banking, Finance, Real Estate	—	—	—	16,812	—	—	—	16,812
Energy – Electricity	—	—	—	—	16,347	671	—	17,018
Energy – Oil & Gas	—	—	—	—	—	16,764	—	16,764
Manufacturing, Capital Equipment	—	—	—	—	—	—	—	—
Total Non-Controlled / Affiliated Investments	$4,009	$—	$—	$16,812	$16,347	$96,260	$—	$133,428
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share and per share data)

Note 1. Organization
Apollo Investment Corporation (the “Company,” “Apollo Investment,” “AIC,” “we,” “us,” or “our”), a Maryland corporation incorporated on February 2, 2004, is a closed-end, externally managed, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We commenced operations on April 8, 2004 receiving net proceeds of $870,000 from our initial public offering by selling 62 million shares of common stock at a price of $15.00 per share (20.7 million shares at a price of $45.00 per share adjusted for the one-for-three reverse stock split). Since then, and through June 30, 2021, we have raised approximately $2,210,067 in net proceeds from additional offerings of common stock and repurchased common stock for $225,099.
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
These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended March 31, 2021.

Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of income, expenses, gains and losses during the reported periods. Changes in the economic environment, financial markets, credit worthiness of our portfolio companies, the global outbreak of a novel coronavirus (COVID-19) during 2020 and 2021 and any other parameters used in determining these estimates could cause actual results to differ materially.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)
The World Health Organization has designated COVID-19 as a pandemic, and numerous countries, including the United States, have declared national emergencies with respect to COVID-19. The global impact of the outbreak has been rapidly evolving, and as cases of COVID-19, as well as new strains, such as the new Delta strain, have continued to be identified in additional countries, many countries have reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading, and limiting operations of nonessential businesses. Such actions created disruption in global supply chains, and adversely impacted many industries. Even though vaccines have been distributed nationally in the United States and restrictions in the United States and several other countries are being lifted, the outbreak has had and could continue to have a continued and adverse impact on economic and market conditions. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The Company believes the estimates and assumptions underlying our financial statements are reasonable and supportable based on the information available as of June 30, 2021. However uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of June 30, 2021 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results may ultimately differ from those estimates.
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
Cash and cash equivalents are carried at cost which approximates fair value. Cash equivalents held as of June 30, 2021 was $41,155. Cash equivalents held as of March 31, 2021 was $50,180.
Collateral on Option Contracts
Collateral on option contracts represents restricted cash held by our counterparty as collateral against our derivative instruments until such contracts mature or are settled upon per agreement of buyer and seller of the contract. In accordance with Accounting Standards Update No. 2016-18, Statement of Cash Flows: Restricted Cash, the Statements of Cash Flows outline the changes in cash, including both restricted and unrestricted cash, cash equivalents and foreign currencies. As of June 30, 2021 and March 31, 2021 the Company did not hold any derivative contracts.

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
Investments determined by these valuation procedures which have a fair value of less than $1 million during the prior fiscal quarter may be valued based on inputs identified by the Investment Adviser without the necessity of obtaining valuation from an independent valuation firm, if once annually an independent valuation firm using the procedures described herein provides an independent assessment of value. Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. During the three months ended June 30, 2021, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.
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
As of June 30, 2021 and March 31, 2021, the Company did not hold any derivative contracts.
Offsetting Assets and Liabilities
The Company has elected not to offset cash collateral against the fair value of derivative contracts. The fair values of these derivatives are presented on a gross basis, even when derivatives are subject to master netting agreements.

As of June 30, 2021 and March 31, 2021, the Company did not hold any derivative contracts.

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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)
Federal and State Income Taxes
We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must (among other requirements) meet certain source-of-income and asset diversification requirements and timely distribute to its stockholders at least 90% of its investment company taxable income as defined by the Code, for each year. The Company (among other requirements) has made and intends to continue to make the requisite distributions to its stockholders, which will generally relieve the Company from corporate-level income taxes. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to stockholders through June 30, 2021 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ending March 31, 2022. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividend and distributions and other permanent book and tax difference are reclassified to paid-in capital.
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
We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the financial statements. As of June 30, 2021, there were no uncertain tax positions and no amounts accrued for interest or penalties. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our tax returns for each of our federal tax years since 2018 remain subject to examination by the Internal Revenue Service.
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

For accounting purposes only, we are required under GAAP to accrue a theoretical capital gains incentive fee based upon net realized capital gains and unrealized capital gain and loss on investments held at the end of each period. The accrual of this theoretical capital gains incentive fee assumes all unrealized capital gain and loss is realized in order to reflect a theoretical capital gains incentive fee that would be payable to the Investment Adviser at each measurement date. There was no accrual for theoretical capital gains incentive fee for the three months ended June 30, 2021 and 2020. It should be noted that a fee so calculated and accrued would not be payable under the Investment Advisers Act of 1940 (the “Advisers Act”) or the investment advisory management agreement, and would not be paid based upon such computation of capital gains incentive fees in subsequent periods. Amounts actually paid to the Investment Adviser will be consistent with the Advisers Act and formula reflected in the investment advisory management agreement which specifically excludes consideration of unrealized capital gain.

For the three months ended June 30, 2021 and 2020, the Company recognized $8,813 and $9,524 respectively, of management fees, and $0 and $0, respectively, of incentive fees before impact of waived fees. For the three months ended June 30, 2021 and 2020, no management fees were waived (as not applicable) and no incentive fees were waived.
As of June 30, 2021 and March 31, 2021, management and performance-based incentive fees payable were $8,813 and $8,666, respectively.
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
For the three months ended June 30, 2021 and 2020, management fee offset was $0 and $0, respectively.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)
Administration Agreement with AIA
The Company has also entered into an administration agreement with the Administrator (the “Administration Agreement”) under which AIA provides administrative services for the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator and requested to be reimbursed by the Administrator in performing its obligations under the Administration Agreement. The expenses include rent and the Company’s allocable portion of compensation and other related expenses for its Chief Financial Officer, Chief Legal Officer and Chief Compliance Officer and their respective staffs. For the three months ended June 30, 2021 and 2020, the Company recognized administrative services expense under the Administration Agreement of $1,271 and $1,188, respectively. There was no payable to AIA and its affiliates for expenses paid on our behalf as of June 30, 2021 and March 31, 2021.
Administrative Service Expense Reimbursement
Merx Aviation Finance, LLC (“Merx”), a wholly-owned portfolio company of the Company, has entered into an administration agreement with the Administrator (the “Merx Administration Agreement”) under which AIA provides administrative services to Merx and several Merx managed entities. For the three months ended June 30, 2021 and 2020, the Company recognized administrative service expense reimbursements of $75 and $75, respectively, under the Merx Administration Agreement.
Debt Expense Reimbursements
The Company has also entered into debt expense reimbursement agreements with Merx and several other portfolio companies, which will reimburse the Company for reasonable out-of-pocket expenses incurred, including any interest, fees or other amounts incurred by the Company in connection with letters of credit issued on their behalf. For the three months ended June 30, 2021 and 2020, the Company recognized debt expense reimbursements of $1 and $35, respectively, under the debt expense reimbursement agreements.
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
As of June 30, 2021, the Company’s co-investment holdings were 65% of the portfolio or $1,610,022, measured at fair value. On a cost basis, 58% of the portfolio or $1,605,791 were co-investments. As of March 31, 2021, the Company’s co-investment holdings were 63% of the portfolio or $1,542,275, measured at fair value. On a cost basis, 57% of the portfolio or $1,545,567 were co-investments.
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

On April 1, 2020, $105,300 of the Merx first lien secured revolver held by the Company was converted into common equity. In addition, the interest rate on the revolver was lowered from 12% to 10%.The balance of the Merx revolver as of June 30, 2021 was $190,500.
Note 4. Earnings Per Share
The following table sets forth the computation of earnings (loss) per share (“EPS”), pursuant to ASC 260-10, for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020
Basic Earnings Per Share
Net increase in net assets resulting from operations	$32,144	$2,995
Weighted average shares outstanding	65,200,856	65,259,176
Basic earnings per share	$0.49	$0.05

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)
Note 5. Investments
Fair Value Measurement and Disclosures
The following table shows the composition of our investment as of June 30, 2021, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$2,089,799	$2,010,811	$—	$10,718	$2,000,093
Second Lien Secured Debt	223,516	175,938	—	—	175,938
Unsecured Debt	22,000	22,000	—	—	22,000
Structured Products and Other	16,812	11,675	—	—	11,675
Preferred Equity	40,703	22,279	—	—	22,279
Common Equity/Interests	360,205	248,242	—	455	247,787
Warrants	211	1,851	—	—	1,851
Total Investments before Cash Equivalents	$2,753,246	$2,492,796	$—	$11,173	$2,481,623
Money Market Fund	$41,155	$41,155	$41,155	$—	$—
Total Cash Equivalents	$41,155	$41,155	$41,155	$—	$—
Total Investments after Cash Equivalents	$2,794,401	$2,533,951	$41,155	$11,173	$2,481,623
The following table shows the composition of our investments as of March 31, 2021, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$1,995,074	$1,907,807	$—	$—	$1,907,807
Second Lien Secured Debt	279,437	237,609	—	—	237,609
Unsecured Debt	22,000	22,000	—	—	22,000
Structured Products and Other	16,812	11,289	—	—	11,289
Preferred Equity	40,703	22,537	—	—	22,537
Common Equity/Interests	362,162	246,314	—	484	245,830
Warrants	211	1,595	—	—	1,595
Total Investments and Cash Equivalents	$2,716,399	$2,449,151	$—	$484	$2,448,667
Money Market Fund	$50,180	$50,180	$50,180	$—	$—
Total Cash Equivalents	$50,180	$50,180	$50,180	$—	$—
Total Investments after Cash Equivalents	$2,766,579	$2,499,331	$50,180	$484	$2,448,667

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)
The following table shows changes in the fair value of our Level 3 investments during the three months ended June 30, 2021:

	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Fair value as of March 31, 2021	$1,907,807	$237,609	$22,000	$11,289	$22,537	$245,830	$1,595	$2,448,667
Net realized gains (losses)	279	—	—	—	—	—	—	279
Net change in unrealized gains (losses)	8,277	(5,750)	—	386	(258)	3,916	256	6,827
Net amortization on investments	2,284	125	—	—	—	—	—	2,409
Purchases, including capitalized PIK (3)	294,515	485	—	—	—	2,000	—	297,000
Sales (3)	(202,350)	(56,531)	—	—	—	(3,959)	—	(262,840)
Transfers out of Level 3 (1)	(10,719)	—	—	—	—	—	—	(10,719)
Transfers into Level 3 (1)	—	—	—	—	—	—	—	—
Fair value as of June 30, 2021	$2,000,093	$175,938	$22,000	$11,675	$22,279	$247,787	$1,851	$2,481,623

Net change in unrealized gains (losses) on Level 3 investments still held as of June 30, 2021	$5,151	$(5,834)	$—	$386	$(257)	$3,917	$256	$3,619
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
(2)Includes unfunded commitments measured at fair value of $(5,576).
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)
The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of June 30, 2021 and March 31, 2021. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.
The unobservable inputs used in the fair value measurement of our Level 3 investments as of June 30, 2021 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range		Weighted Average (1)
First Lien Secured Debt	$190,500	Discounted Cash Flow	Discount Rate	7.0%	12.0%	12.0%
		Residual Value	Residual Value	N/A	N/A	N/A
	18,780	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
		Market Comparable Approach	Comparable Multiple	1.5x	1.5x	1.5x
	152,838	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	36,525	Recovery Analysis	Commodity Price	$62.50	$65.50	$63.26
	398	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
	6,214	Recovery Analysis	Sale Proceeds	N/A	N/A	N/A
	1,594,838	Yield Analysis	Discount Rate	4.0%	33.8%	8.5%
Second Lien Secured Debt	9,270	Market Comparable Approach	Comparable Multiple	11.5x	11.5x	11.5x
	4,139	Recovery Analysis	Recoverable Amount	$65.00	$68.00	$65.63
		Recent Transaction	Recent Transaction	N/A	N/A	N/A
	10,386	Recovery Analysis	Sale Proceeds	N/A	N/A	N/A
	152,143	Yield Analysis	Discount Rate	9.3%	14.6%	11.5%
Unsecured Debt	22,000	Discounted Cash Flow	Discount Rate	16.0%	16.0%	16.0%
		Residual Value	Residual Value	N/A	N/A	N/A
Structured Products and Other	11,675	Discounted Cash Flow	Discount Rate	8.5%	8.5%	8.5%
Preferred Equity	502	Discounted Cash Flow	Discount Rate	8.8%	8.8%	8.8%
	16,696	Market Comparable Approach	Comparable Multiple	2.3x	20.2x	8.6x
	5,081	Option Pricing Model	Expected Volatility	95.0%	95.0%	95.0%
	—	Yield Analysis	Discount Rate	33.8%	33.8%	33.8%
Common Equity/Interests	800	Discounted Cash Flow	Discount Rate	8.8%	33.8%	8.8%
	196,924	Discounted Cash Flow	Discount Rate	7.0%	16.0%	9.7%
		Residual Value	Residual Value	N/A	N/A	N/A
	10,496	Market Comparable Approach	Comparable Multiple	6.8x	17.0x	10.7x
	235	Market Comparable Approach	Comparable Multiple	8.6x	8.6x	8.6x
		Option Pricing Model	Expected Volatility	40.0%	40.0%	40.0%
	37,162	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	2,170	Recovery Analysis	Commodity Price	$62.50	$65.50	$63.28
	—	Recovery Analysis	Recoverable Amount	0.0%	0.0%	0.0%
Warrants	1,851	Option Pricing Model	Expected Volatility	65.0%	90.0%	88.5%
Total Level 3 Investments	$2,481,623
_________________
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
Investment Transactions
For the three months ended June 30, 2021 and 2020, purchases of investments on a trade date basis were $295,213 and $137,889, respectively. For the three months ended June 30, 2021 and 2020, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $266,107 and $232,859, respectively.
PIK Income
The Company holds loans and other investments, including certain preferred equity investments, that have contractual PIK income. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. During the three months ended June 30, 2021 and 2020, PIK income earned was $1,536 and $1,514, respectively.
The following table shows the change in capitalized PIK balance for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020
PIK balance at beginning of period	$41,947	$37,481
PIK income capitalized	1,786	1,610
Adjustments due to investments exited or written off	—	—
PIK income received in cash	—	(75)
PIK balance at end of period	$43,733	$39,016
Dividend Income on CLOs
The Company holds structured products and other investments. The CLO equity investments are entitled to recurring distributions which are generally equal to the excess cash flow generated from the underlying investments after payment of the contractual payments to debt holders and fund expenses. The Company records as dividend income the accretable yield from its beneficial interests in structured products such as CLOs based upon a number of cash flow assumptions that are subject to uncertainties and contingencies. During the three months ended June 30, 2021 and 2020, dividend income from structured products was $312 and $345, respectively.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)
Investments on Non-Accrual Status
As of June 30, 2021, 5.6% of total investments at amortized cost, or 1.1% of total investments at fair value, were on non-accrual status. As of March 31, 2021, 5.7% of total investments at amortized cost, or 1.4% of total investments at fair value, were on non-accrual status.
Unconsolidated Significant Subsidiaries
The following unconsolidated subsidiaries are considered significant subsidiaries under SEC Regulation S-X Rule 10-01(b)(1) as of June 30, 2021. Accordingly, summarized, unaudited, comparative financial information is presented below for the unconsolidated significant subsidiary.

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

	Three Months Ended June 30,
	2021	2020
Net revenue	$43,710	$49,244
Net operating income	5,844	15,570
Earnings (loss) before taxes	(4,943)	(3,082)
Net profit (loss)	(3,570)	(2,559)
Net profit (loss) after taxes attributable to non-controlling interests	(980)	(139)
Net profit (loss) after taxes attributable to Merx Aviation	(2,590)	(2,420)
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)
The Company’s outstanding debt obligations as of June 30, 2021 were as follows:

	Date Issued/Amended	Total Aggregate Principal Amount Committed		Principal Amount Outstanding		Fair Value		Final Maturity Date
Senior Secured Facility	12/22/2020	$1,810,000	**	$1,142,371	*	$1,162,150	(1)	12/22/2025
2025 Notes	3/3/2015	350,000		350,000		364,163	(2)	3/3/2025
Total Debt Obligations		$2,160,000		$1,492,371		$1,526,313
Deferred Financing Cost and Debt Discount				$(3,573)
Total Debt Obligations, net of Deferred Financing Cost and Debt Discount				$1,488,798
____________________
*Includes foreign currency debt obligations as outlined in Foreign Currency Transactions and Translations within this note to the financial statements.
** Lender commitments will remain $1,810,000 through November 19, 2022 and will then decrease to $1,705,000 thereafter.
(1)The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of June 30, 2021. The valuation is based on a yield analysis and discount rate commensurate with the market yields for similar types of debt.
(2)The fair value of these debt obligations would be categorized as Level 2 under ASC 820 as of June 30, 2021. The valuation is based on broker quoted prices.
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
** Lender commitments will remain $1,810,000 through November 19, 2022 and will then decrease to $1,705,000 thereafter.
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)
Senior Secured Facility
On December 22, 2020, the Company amended and restated its senior secured, multi-currency, revolving credit facility (the “Senior Secured Facility”), previously amended and restated as of November 19, 2018. Lender commitments in the amended and restated agreement will remain $1,810,000 through November 19, 2022 and will decrease to $1,705,000 thereafter. The amended and restated agreement extended the final maturity date through December 22, 2025, and includes an accordion provision which allows the Company to increase the total commitments under the existing revolving facility up to an aggregate principal amount of $2,715,000 from new or existing lenders on the same terms and conditions as the existing commitments. The Senior Secured Facility is secured by substantially all of the assets in the Company’s portfolio, including cash and cash equivalents. Commencing December 22, 2024, the Company is required to repay, in twelve consecutive monthly installments of equal size, the outstanding amount under the Senior Secured Facility as of December 22, 2024. In addition, the stated interest rate on the facility remains as a formula-based calculation based on a minimum borrowing base, resulting in a stated interest rate, depending on the type of borrowing, of (a) either LIBOR plus 1.75% per annum or LIBOR plus 2.00% per annum, or (b) either Alternate Base Rate plus 0.75% per annum or Alternate Base Rate plus 1% per annum. As of June 30, 2021, the stated interest rate on the facility was LIBOR plus 2.00%. The Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the Senior Secured Facility and participation fees and fronting fees of up to 2.25% per annum on the letters of credit issued.
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

The Senior Secured Facility also provides for the issuance of letters of credit up to an aggregate amount of $150,000. As of June 30, 2021 and March 31, 2021, the Company had $177 and $177, respectively, in standby letters of credit issued through the Senior Secured Facility. The amount available for borrowing under the Senior Secured Facility is reduced by any standby letters of credit issued through the Senior Secured Facility. Under GAAP, these letters of credit are considered commitments because no funding has been made and as such are not considered a liability. These letters of credit are not senior securities because they are not in the form of a typical financial guarantee and the portfolio companies are obligated to refund any drawn amounts. The available remaining capacity under the Senior Secured Facility was $667,452 and $690,637 as of June 30, 2021 and March 31, 2021, respectively. Terms used in this disclosure have the meanings set forth in the Senior Secured Facility agreement.

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
The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020
Average debt outstanding	$1,459,775	$1,792,960
Maximum amount of debt outstanding	1,491,655	1,818,920

Weighted average annualized interest cost (1)	3.08%	3.12%
Annualized amortized debt issuance cost	0.40%	0.31%
Total annualized interest cost	3.48%	3.43%
____________________
(1)Includes the stated interest expense and commitment fees on the unused portion of the Senior Secured Facility. Commitment fees for the three months ended June 30, 2021 and 2020 were $660 and $339, respectively.
Foreign Currency Transactions and Translations
The Company had the following foreign-denominated debt outstanding on the Senior Secured Facility as of June 30, 2021:

	Original Principal Amount (Local)		Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
Euro		€15,400	16,845	18,263	(1,418)	7/30/2021
British Pound		£76,000	94,351	104,990	(10,639)	7/30/2021
Australian Dollar	A$	6,200	4,543	4,654	(111)	7/30/2021
			$115,739	$127,907	$(12,168)
The Company had the following foreign-denominated debt outstanding on the Senior Secured Facility as of March 31, 2021:

	Original Principal Amount (Local)		Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
Euro		€15,900	17,392	18,687	(1,295)	4/30/2021
British Pound		£77,000	95,593	106,237	(10,644)	4/30/2021
Australian Dollar	A$	6,300	4,617	4,799	(182)	4/30/2021
			$117,602	$129,723	$(12,121)
As of June 30, 2021 and March 31, 2021, the Company was in compliance with all debt covenants for all outstanding debt obligations.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)

Note 7. Stockholders’ Equity
There were no equity offerings of common stock during the three months ended June 30, 2021 and March 31, 2021.
The Company adopted the following plans, approved by the Board of Directors, for the purpose of repurchasing its common stock in accordance with applicable rules specified in the Securities Exchange Act of 1934 (the “1934 Act”) (the “Repurchase Plans”):

Date of Agreement/Amendment	Maximum Cost of Shares That May Be Repurchased	Cost of Shares Repurchased	Remaining Cost of Shares That May Be Repurchased
August 5, 2015	$50,000	$50,000	$—
December 14, 2015	50,000	50,000	—
September 14, 2016	50,000	50,000	—
October 30, 2018	50,000	50,000	—
February 6, 2019	50,000	25,098	24,902
Total as of June 30, 2021	$250,000	$225,098	$24,902
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)
Under the Repurchase Plans described above, the Company allocated the following amounts to be repurchased in accordance with SEC Rule 10b5-1 (the “10b5-1 Repurchase Plans”):

Effective Date	Termination Date	Amount Allocated to 10b5-1 Repurchase Plans
September 15, 2015	November 5, 2015	$5,000
January 1, 2016	February 5, 2016	10,000
April 1, 2016	May 19, 2016	5,000
July 1, 2016	August 5, 2016	15,000
September 30, 2016	November 8, 2016	20,000
January 4, 2017	February 6, 2017	10,000
March 31, 2017	May 19, 2017	10,000
June 30, 2017	August 7, 2017	10,000
October 2, 2017	November 6, 2017	10,000
January 3, 2018	February 8, 2018	10,000
June 18, 2018	August 9, 2018	10,000
September 17, 2018	October 31, 2018	10,000
December 12, 2018	February 7, 2019	10,000
February 25, 2019	May 17, 2019	25,000
March 18, 2019	May 17, 2019	10,000
June 4, 2019	August 7, 2019	25,000
June 17, 2019	August 7, 2019	20,000
September 16, 2019	November 6, 2019	20,000
December 6, 2019	February 5, 2020	25,000
December 16, 2019	February 5, 2020	15,000
March 12, 2020	March 19, 2020	20,000
March 30, 2021	May 21, 2021	10,000
June 16, 2021	August 6, 2021	10,000
During the three months ended June 30, 2021, the Company repurchased 145,572 shares at a weighted average price per share of $13.92, inclusive of commissions, for a total cost of $2,026. This represents a discount of approximately 12.72% of the average net asset value per share for the three months ended June 30, 2021.
During the three months ended June 30, 2020, the Company did not repurchase shares.

Since the inception of the Repurchase Plans through June 30, 2021, the Company repurchased 13,800,150 shares at a weighted average price per share of $16.31, inclusive of commissions, for a total cost of $225,098. Including fractional shares, the company has repurchased 13,800,180 shares at a weighted average price per share of $16.31, inclusive of commissions for a total cost of $225,099.
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)
Note 8. Commitments and Contingencies
The Company has various commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of June 30, 2021 and March 31, 2021, the Company had the following unfunded commitments to its portfolio companies:

	June 30, 2021	March 31, 2021
Unfunded revolver obligations and bridge loan commitments (1)	$290,106	$261,854
Standby letters of credit issued and outstanding (2)	3,050	2,787
Unfunded delayed draw loan commitments (performance thresholds not met) (3)	264,446	172,249
Total Unfunded Commitments (4)	$557,602	$436,890
____________________
(1)The unfunded revolver obligations may or may not be funded to the borrowing party in the future. The amounts relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of June 30, 2021 and March 31, 2021, subject to the terms of each loan’s respective credit agreements which includes borrowing covenants that need to be met prior to funding. As of June 30, 2021 and March 31, 2021, the bridge loan commitments included in the balances were $29,637 and $0, respectively.
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
(4)The Company also had an unfunded revolver commitment to its fully controlled affiliate Merx Aviation Finance, LLC of $109,500 and $109,500 as of June 30, 2021 and March 31, 2021, respectively. Given the Company’s controlling interest, the timing and the amount of the funding has not been determined.
As of June 30, 2021, no contingencies have been recorded on the Company’s Statement of Assets and Liabilities as a result of COVID-19, however as the global pandemic continues and if economic implications worsen, it may have long-term impacts on the Company’s financial condition, results of operations, and cash flows. Refer to Note 2 for further discussion of COVID-19.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)
Note 9. Financial Highlights
The following is a schedule of financial highlights for the three months ended June 30, 2021 and 2020.

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
	(Unaudited)	(Unaudited)
Per Share Data*
Net asset value at beginning of period	$15.88	$15.70
Net investment income (1)	0.39	0.43
Net realized and change in unrealized gains (losses) (1)	0.10	(0.39)
Net increase in net assets resulting from operations	0.49	0.05
Distribution of net investment income (2)	(0.36)	(0.45)
Distribution of return of capital (2)	—	—
Accretion due to share repurchases	0.00	—
Net asset value at end of period	$16.02	$15.29

Per share market value at end of period	$13.65	$9.57
Total return (3)	2.11%	48.77%
Shares outstanding at end of period	65,113,604	65,259,176
Weighted average shares outstanding	65,200,856	65,259,176

Ratio/Supplemental Data
Net assets at end of period (in millions)	$1,043.0	$997.9
Annualized ratio of operating expenses to average net assets (4)(5)	4.84%	5.19%
Annualized ratio of interest and other debt expenses to average net assets (5)	4.88%	6.09%
Annualized ratio of total expenses to average net assets (4)(5)	9.73%	11.28%
Annualized ratio of net investment income to average net assets (5)	9.78%	11.20%
Average debt outstanding (in millions)	$1,459.8	$1,793.0
Average debt per share	$22.39	$27.47
Annualized portfolio turnover rate (5)	43.20%	20.27%
Asset coverage per unit (6)	$1,699	$1,570
____________________
*Totals may not foot due to rounding.
(1)Financial highlights are based on the weighted average number of shares outstanding for the period presented.
(2)The tax character of distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. Although the tax character of distributions paid to stockholders through June 30, 2021 may include return of capital, the exact amount cannot be determined at this point. Per share amounts are based on actual rate per share.
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)
(4)The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets are shown inclusive of all voluntary management and incentive fee waivers (See Note 3 to the financial statements). For the three months ended June 30, 2021, the annualized ratio of operating expenses to average net assets and the annualized ratio of total expenses to average net assets would be 4.87% and 9.75%, respectively, without the voluntary fee waivers. For the Three months ended June 30, 2020, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 5.22% and 11.33%, respectively, without the voluntary fee waivers.
(5)Annualized for the three months ended June 30, 2021 and 2020.
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
During the period from July 1, 2021 through August 4, 2021, the Company repurchased 44,418 shares at a weighted average price per share of $13.46, inclusive of commissions, for a total cost of $598, leaving a maximum of $24,304 available for future purchases under the Repurchase Plans.
On July 9, 2021, the Company priced an underwritten public offering of $125 million in aggregate principal amount of 4.500% Notes due 2026 (the “2026 Notes”). The 2026 Notes are the Company’s general unsecured obligations and will mature on July 16, 2026 and may be redeemed in whole or in part at the Company’s option at any time at par plus a “make-whole” premium, if applicable. The 2026 Notes bear interest at a rate of 4.500% per year payable semi-annually on January 16 and July 16 of each year, with the first interest payment due on January 16, 2022. The offering of the 2026 Notes closed on July 16, 2021.

On August 5, 2021, the Company’s Board of Directors (the “Board”) declared a distribution of $0.31 per share, payable on October 8, 2021 to stockholders of record as of September 21, 2021. On August 5, 2021, the Company’s Board also declared a supplemental distribution of $0.05 per share payable on October 8, 2021 to shareholders of record as of September 21, 2021. Going forward, in addition to a quarterly base distribution of $0.31 per share, the Board expects to declare a quarterly supplemental distribution in an amount to be determined each quarter. There can be no assurances that the Board will continue to declare a base distribution of $0.31 per share or a supplemental distribution.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Apollo Investment Corporation
Results of Review of Interim Financial Statements

We have reviewed the accompanying statement of assets and liabilities, including the schedule of investments, of Apollo Investment Corporation (the “Company”) as of June 30, 2021, and the related statements of operations, of changes in net assets and of cash flows for the three-month periods ended June 30, 2021 and 2020, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets and liabilities, including the schedule of investments, of the Company as of March 31, 2021, and the related statements of operations, of changes in net assets and of cash flows for the year then ended (not presented herein), and in our report dated May 20, 2021, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying statement of assets and liabilities, including the schedule of investments, as of March 31, 2021, is fairly stated, in all material respects, in relation to the statement of assets and liabilities, including the schedule of investments, from which it has been derived.

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
August 5, 2021

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

Overview
Apollo Investment Corporation (the “Company,” “Apollo Investment,” “AIC,” “we,” “us,” or “our”) was incorporated under the Maryland General Corporation Law in February 2004. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Pursuant to this election and assuming we qualify as a RIC, we generally do not have to pay corporate-level federal income taxes on any income we distribute to our stockholders. We commenced operations on April 8, 2004 upon completion of our initial public offering that raised $870 million in net proceeds from selling 62 million shares of common stock at a price of $15.00 per share (20.7 million shares at a price of $45.00 per share adjusted for the one-for-three reverse stock split). Since then, and through June 30, 2021, we have raised approximately $2.21 billion in net proceeds from additional offerings of common stock and we have repurchased common stock for $225.1 million.
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

COVID-19 Developments
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) a pandemic, which resulted in uncertainty and disruption in the global economy and financial markets. The global impact of the outbreak has been rapidly evolving, and as cases of COVID-19, as well as new strains, such as the new Delta strain, have continued to be identified in additional countries, many countries have reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading, and limiting operations of non-essential businesses. Such actions created disruption in global supply chains, and adversely impacted many industries. Even though vaccines have been distributed nationally in the United States and restrictions in the United States and several other countries are being lifted, the outbreak has had and could continue to have an adverse impact on economic and market conditions and some economists, investment banks and The World Bank have indicated that current indicators point to a global recession that started in February 2020. While we are unable to accurately predict the full impact that COVID-19 will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic, containment measures, and the availability of effective vaccines, our compliance with these measures has impacted our day-to-day operations and could disrupt our business and operations, as well as that of our portfolio companies, for an indefinite period of time.

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

A significant reduction in our net change in unrealized gains/losses may result due to decreases in the fair value of some of our portfolio company investments due to the immediate adverse economic effects of the COVID-19 pandemic and the continuing uncertainty surrounding its long-term impact. We believe that the COVID-19 pandemic represents an extraordinary circumstance that could materially impact the fair value of our investments. As a result, the fair value of our portfolio investments may be further negatively impacted after June 30, 2021 by continued duration of the adverse market, as well as circumstances and events that are not yet known.

We are also subject to financial risks, including changes in market interest rates. As of June 30, 2021, all of our debt portfolio investments bore interest at variable rates, which generally are LIBOR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments, a decrease in in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of hypothetical base rate changes in interest rates.

LIBOR Developments

On July 27, 2017, the U.K. Financial Conduct Authority (“FCA”) announced that it would phase out the London Interbank Offered Rate (“LIBOR”) as a benchmark by the end of 2021 and the FCA has indicated that market participants should not rely on LIBOR being available after 2021. On March 5 2021, the FCA and ICE Benchmark Administration formally announced the dates after which the LIBOR rates will no longer be representative and subsequently cease publication. The Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the U.S. Federal Reserve Board and the Federal Reserve Bank of New York to identify a successor rate for U.S. dollar LIBOR, confirmed that this announcement constitutes a “Benchmark Transition Event”.
The publication of all EUR and CHF LIBOR settings, the Spot Next/Overnight, 1 week, 2 month and 12 month JPY and GBP LIBOR settings, and the 1 week and 2 months US dollar LIBOR settings will cease after December 31, 2021. The publication of the overnight, 1 month, 3 month, 6 month, and 12 months USD LIBOR settings will cease after June 30, 2023. The FCA plans to consult the market on creating “synthetic” 1 month, 3 month and 6 month rates for GBP and JPY LIBOR, to be published for a limited time.
New York State legislation was signed into law to aid “tough legacy” LIBOR contracts. Other legislative solutions are being pursued at the Federal level, in the U.K., and in Europe. The U.S. Federal banking agencies have also issued guidance encouraging banking and global organizations to cease reference to USD LIBOR as soon as practicable and in any event by December 31, 2021. The E.U. Benchmarks Regulation imposed conditions under which only compliant benchmarks may be used in new contracts after 2021.
The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by the U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. However, the COVID-19 pandemic may adversely impact the timing of many firms’ transition planning, and we continue to assess the potential impact of the COVID-19 pandemic on our transition plans. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates, whether the COVID-19 pandemic will have further effect on LIBOR transition timelines or plans, or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere.
The expected discontinuation of LIBOR could have a significant impact on our business. The dollar amount of our outstanding debt investments and borrowings that are linked to LIBOR with maturity dates after the anticipated discontinuation date of December 31, 2021 is material. We anticipate significant operational challenges for the transition away from LIBOR including, but not limited to, amending existing loan agreements with borrowers on investments that may have not been modified with fallback language and adding effective fallback language to new agreements in the event that LIBOR is discontinued before maturity.
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

Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment, the competitive environment for the types of investments we make and, more recently, market disruptions due to COVID-19. As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of June 30, 2021, non-qualifying assets represented approximately 15.5% of the total assets of the Company.
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
Portfolio and Investment Activity
Our portfolio and investment activity during the three months ended June 30, 2021 and 2020 was as follows:

	Three Months Ended June 30,
(in millions)*	2021	2020
Investments made in portfolio companies	$295.2	$137.9
Investments sold	—	(69.1)
Net activity before repaid investments	295.2	68.8
Investments repaid	(266.1)	(163.8)
Net investment activity	$29.1	$(95.0)

Portfolio companies at beginning of period	135	152
Number of new portfolio companies	11	1
Number of exited portfolio companies	(6)	(4)
Portfolio companies at end of period	140	149

Number of investments made in existing portfolio companies	37	35
____________________
*Totals may not foot due to rounding.

Our portfolio composition and weighted average yields as of June 30, 2021 and March 31, 2021 were as follows:

	June 30, 2021		March 31, 2021
Portfolio composition, at fair value:
First lien secured debt	81%		78%
Second lien secured debt	7%		10%
Total secured debt	88%		88%
Unsecured debt	1%		1%
Structured products and other	0%		0%
Preferred equity	1%		1%
Common equity/interests and warrants	10%		10%
Weighted average yields, at amortized cost (1):
First lien secured debt (2)	7.7%		7.8%
Second lien secured debt (2)	10.0%		9.9%
Secured debt portfolio (2)	7.9%		8.0%
Unsecured debt portfolio (2)	5.2%		5.3%
Total debt portfolio (2)	7.9%		8.0%
Total portfolio (3)	6.4%		6.5%
Interest rate type, at fair value (4):
Fixed rate amount	—		—
Floating rate amount	$1.9	billion	$1.9	billion
Fixed rate, as percentage of total	—		—
Floating rate, as percentage of total	100%		100%
Interest rate type, at amortized cost (4):
Fixed rate amount	—		—
Floating rate amount	$1.9	billion	$1.9	billion
Fixed rate, as percentage of total	—		—
Floating rate, as percentage of total	100%		100%
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
Since the initial public offering of Apollo Investment in April 2004 and through June 30, 2021, invested capital totaled $22.2 billion in 563 portfolio companies. Over the same period, Apollo Investment completed transactions with more than 100 different financial sponsors.

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
As of June 30, 2021, $2.48 billion or 99.6% of the Company’s investments were classified as Level 3. The high proportion of Level 3 investments relative to our total investments is directly related to our investment philosophy and target portfolio, which consists primarily of long-term secured debt, as well as unsecured and mezzanine positions of private middle-market companies. A fundamental difference exists between our investments and those of comparable publicly traded fixed income investments, namely high-yield bonds, and this difference affects the valuation of our private investments relative to comparable publicly traded instruments.
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

Investments determined by these valuation procedures which have a fair value of less than $1 million during the prior fiscal quarter may be valued based on inputs identified by the Investment Adviser without the necessity of obtaining valuation from an independent valuation firm, if once annually an independent valuation firm using the procedures described herein provides a valuation. Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered in the valuation process of independent valuation firms. During the three months ended June 30, 2021, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.
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

Results of Operations
Operating results for the three months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,
(in millions)*	2021	2020
Investment Income
Interest income (excluding Payment-in-kind (“PIK”) interest income)	$47.5	$53.6
Dividend income	0.4	1.1
PIK interest income	1.5	1.5
Other income	1.2	0.4
Total investment income	$50.6	$56.7
Expenses
Management and performance-based incentive fees, net of amounts waived	$8.8	$9.5
Interest and other debt expenses, net of reimbursements	12.7	15.4
Administrative services expense, net of reimbursements	1.2	1.1
Other general and administrative expenses	2.5	2.4
Net Expenses	$25.2	$28.4
Net Investment Income	$25.3	$28.2
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses)	$0.1	$(8.4)
Net change in unrealized gains (losses)	6.7	(16.8)
Net Realized and Change in Unrealized Gains (Losses)	6.8	(25.2)
Net Increase in Net Assets Resulting from Operations	$32.1	$3.0

Net Investment Income on Per Average Share Basis (1)	$0.39	$0.43
Earnings per share — basic (1)	$0.49	$0.05
____________________
*Totals may not foot due to rounding.
(1)Based on the weighted average number of shares outstanding for the period presented.

Total Investment Income
The decrease in total investment income for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was primarily driven by the decrease in total interest income (including PIK) of $6.2 million. The decrease in total interest income (including PIK) was due to a lower income-bearing investment portfolio and a decrease in the average yield for the total debt portfolio, from 8.1% for the three months ended June 30, 2020 to 7.9% for the three months ended June 30, 2021. This was partially offset by an increase in prepayment fees and income recognized from the acceleration of discount, premium, or deferred fees on repaid investments, which totaled $0.3 million for the three months ended June 30, 2020 and $4.0 million for the three months ended June 30, 2021. Furthermore, the decrease in dividend income of $0.7 million was due to an decrease in dividends received from MSEA Tankers LLC. There was also an increase in other income of $0.8 million due to higher amendment fees.
Net Expenses
The decrease in net expenses for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was primarily driven by the decrease in interest and other debt expenses of $2.7 million. The decrease in interest and other debt expenses was attributed to a decrease in average debt outstanding and net leverage, from $1.79 billion and 1.66x, respectively during the three months ended June 30, 2020, to $1.46 billion and 1.39x, respectively during the three months ended June 30, 2021. Furthermore, the decrease of $0.7 million in management and performance-based incentive fees (net of amounts waived) was due to a decrease in the investment portfolio.

Net Realized Gains (Losses)
During the three months ended June 30, 2021, we recognized gross realized gains of $0.3 million and gross realized losses of $0.2 million, resulting in net realized gains of $0.1 million.

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
Net Change in Unrealized Gains (Losses)
During the three months ended June 30, 2021, we recognized gross unrealized gains of $25.2 million and gross unrealized losses of $18.5 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized gains of $6.7 million. Significant changes in unrealized gains (losses) for the three months ended June 30, 2021 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I LLC)	$9.8
Paper Source	3.0
Spotted Hawk	1.2
Dynamic Product Tankers (Prime), LLC	(5.4)
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.)	(4.0)
Ambrosia Buyer Corp.	(3.0)
Merx Aviation Finance, LLC	(1.2)

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
Cash Equivalents
The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and near their maturity that they present insignificant risk of changes in value because of changes in interest rates. Generally, only securities with a maturity of three months or less from the date of purchase would qualify, with limited exceptions. The Company deems that certain money market funds, U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities would qualify as cash equivalents (See Note 2 to the financial statements) At the end of each fiscal quarter, we consider taking proactive steps utilizing cash equivalents with the objective of enhancing our investment flexibility during the following quarter, pursuant to Section 55 of the 1940 Act. More specifically, we may purchase U.S. Treasury bills from time-to-time on the last business day of the quarter and typically close out that position on the following business day, settling the sale transaction on a net cash basis with the purchase, subsequent to quarter end. Apollo Investment may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our Senior Secured Facility, as we deem appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined.
Debt
See Note 6 to the financial statements for information on the Company’s debt.
The following table shows the contractual maturities of our debt obligations as of June 30, 2021:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Senior Secured Facility (1)	$1,142.4	$—	$—	$1,142.4	$—
2025 Notes	350.0	—	—	350.0	—
Total Debt Obligations	$1,492.4	$—	$—	$1,492.4	$—
____________________
(1)As of June 30, 2021, aggregate lender commitments under the Senior Secured Facility totaled $1.81 billion and $667.5 million of unused capacity. As of June 30, 2021, there were $0.2 million of letters of credit issued under the Senior Secured Facility as shown as part of total commitments in Note 8 to the financial statements.
Stockholders’ Equity
See Note 7 to the financial statements for information on the Company’s public offerings and share repurchase plans.
Distributions
Distributions paid to stockholders during the three months ended June 30, 2021 and 2020 totaled $23.5 million ($0.36 per share) and $29.4 million ($0.45 per share), respectively. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. Although the tax character of distributions paid to stockholders through June 30, 2021 may include return of capital, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ended March 31, 2022. Tax characteristics of all distributions will be reported to stockholders on Form 1099 after the end of the calendar year. Our quarterly distributions, if any, will be determined by our Board of Directors.

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
PIK Income
For the three months ended June 30, 2021 and 2020, PIK income totaled $1.5 million and $1.5 million on total investment income of $50.6 million and $56.7 million, respectively. In order to maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders annually in the form of distributions, even though the Company has not yet collected the cash. See Note 5 to the financial statements for more information on the Company’s PIK income.
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

Investment valuation risk
Because there is not a readily available market value for most of the investments in our portfolio, we value all of our portfolio investments at fair value as determined in good faith by our board of directors based on, among other things, the input of our management and audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” and “—Fair Value Measurements” as well as Notes 2 and 5 to our financial statements for the three months ended June 30, 2021 for more information relating to our investment valuation.
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
As of June 30, 2021 , all of our debt portfolio investments bore interest at variable rates, which generally are LIBOR-based (or based on an equivalent applicable currency rate) and typically have durations of one to six months after which they reset to current market interest rates, and many of which are subject to certain floors. Further, our Senior Secured Facility bears interest at LIBOR rates with no interest rate floors, while the 2025 Notes bears interest at a fixed rate. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. Potential changes, or uncertainty related to such potential changes, may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities, or the cost of our borrowings. Please see Part 1 of our annual report on Form 10-k for the year ended March 31, 2021, “Item 1A. Risk Factors—Risks Relating to the Current Environment—Uncertainty relating to the LIBOR calculation process may adversely affect the value of our portfolio of the LIBOR-indexed, floating-rate debt securities in our portfolio or the cost of our borrowings.”
We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of June 30, 2021, assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income		Net Investment Income Per Share
Up 200 basis points	$0.2	million	$0.003
Up 100 basis points	(5.7)	million	(0.088)
Up 50 basis points	(4.0)	million	(0.061)
Down 25 basis points	1.0	million	0.015
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2021 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
Changes in Internal Control Over Financial Reporting
Management has not identified any change in the Company’s internal control over financial reporting that occurred during the first fiscal quarter of 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
On May 20, 2013, the Company was named as a defendant in a complaint by the bankruptcy trustee of DSI Renal Holdings and related companies (“DSI”). The complaint alleges, among other things, that the Company participated in a “fraudulent conveyance” involving a restructuring and subsequent sale of DSI in 2010 and 2011 and aided and abetted a breach of fiduciary duty. The complaint seeks, jointly and severally from all defendants, (1) damages of approximately $425 million plus interest, of which the Company’s share would be approximately $41 million plus interest, and the return of 9,000 shares of common stock of DSI obtained by the Company in the restructuring and sale and (2) punitive damages. On May 6, 2014, District Court Judge Andrews transferred the case to the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) to proceed as an adversary proceeding. On July 20, 2017, the Bankruptcy Court granted in part and denied in part the Company’s (and other defendants’) motion to dismiss the complaint.
Discovery concluded, and on April 30, 2019, defendants (including the Company) filed motions for partial summary judgment. On February 4, 2020, the Bankruptcy Court granted defendants’ summary judgment motion to cap exposure on fraudulent transfer claims at the amount of creditor claims in the estate; it denied as premature that motion with respect to common law claims. Defendants moved to reconsider that decision, which motion was denied. On March 30, 2020, the Bankruptcy Court granted two additional summary judgment motions relevant to the Company. With respect to the first motion, the court held that the trustee could not recover from defendants value that was never property of the debtor. With respect to the second motion, the Bankruptcy Court held that the trustee could not recover from defendants payments that were made on account of debt. On December 2, 2020, the Bankruptcy Court granted certain defendants’ motion for summary judgment on aiding and abetting breach of fiduciary duty, dismissing those claims against the Company. Claims of actual and constructive fraudulent transfer under the federal Bankruptcy Code and Delaware state law remained pending against the Company and its co‑defendants. The trustee appealed that decision, as well as other summary judgment decisions. On January 12, 2021, following a status conference, District Court Judge Andrews withdrew his reference of the adversary proceeding to the bankruptcy court and scheduled a trial in April 2022. Judge Andrews held that Defendants could brief the issues of whether (1) the claims adjudication process should precede trial, and (2) the trustee is entitled to a jury trial. Those issues were fully briefed, but were not decided.
On November 27, 2019, Healthclaim Recovery LLC ("Healthclaim") (an entity formed by the adversary proceeding defendants, including the Company) filed objections to two creditors' claims. On January 9, 2020, the two creditors whose claims Healthclaim objected to and the Trustee filed motions to stay the Court's consideration of Healthclaim's objections. On February 25, 2020, the Bankruptcy Court heard oral argument on the motions to stay and granted the creditors’ and Trustee’s motions and stayed consideration of Healthclaim’s objections. On June 21, 2021, following the settlement discussed below, Healthclaim withdrew its objections with prejudice.

Following a mediation on April 6-8, 2021, the parties executed a global settlement agreement on April 8, 2021 to settle all the claims in the litigation. On April 8, 2021, the parties notified the Bankruptcy Court and District Court that the parties had agreed to settle the claims in the litigation and that a settlement agreement would be submitted to the Bankruptcy Court for approval, and requested that the litigation in the adversary proceeding and related appeals pending in the District Court be held in abeyance pending that process. On April 13, 2021, the Trustee filed a motion in the Bankruptcy Court for approval of the settlement agreement. The Bankruptcy Court approved that motion on May 3, 2021. The Company made its settlement payment to the trustee on June 15, 2021. On June 23, 2021, the parties filed joint stipulations to dismiss the adversary proceeding and bankruptcy appeals with prejudice, and Judge Andrews so-ordered the stipulations the same day.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2021, which could materially affect our business, financial condition and/or operating results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
The Company adopted the following plans, approved by the Board of Directors, for the purpose of repurchasing its common stock in accordance with applicable rules specified in the 1934 Act (the “Repurchase Plans”):

Date of Agreement/Amendment	Maximum Cost of Shares That May Be Repurchased		Cost of Shares Repurchased		Remaining Cost of Shares That May Be Repurchased
August 6, 2015	$50.0	million	$50.0	million	$—
December 14, 2015	50.0	million	50.0	million	—
September 14, 2016	50.0	million	50.0	million	—
October 30, 2018	50.0	million	50.0	million	—
February 6, 2019	50.0	million	25.1	million	24.9	million
Total as of June 30, 2021	$250.0	million	$225.1	million	$24.9	million
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

Under the Repurchase Plans described above, the Company allocated the following amounts to be repurchased in accordance with SEC Rule 10b5-1 (the “10b5-1 Repurchase Plans”):

Effective Date	Termination Date	Amount Allocated to 10b5-1 Repurchase Plans
September 15, 2015	November 5, 2015	$5.0	million
January 1, 2016	February 5, 2016	10.0	million
April 1, 2016	May 19, 2016	5.0	million
July 1, 2016	August 5, 2016	15.0	million
September 30, 2016	November 8, 2016	20.0	million
January 4, 2017	February 6, 2017	10.0	million
March 31, 2017	May 19, 2017	10.0	million
June 30, 2017	August 7, 2017	10.0	million
October 2, 2017	November 6, 2017	10.0	million
January 3, 2018	February 8, 2018	10.0	million
June 18, 2018	August 9, 2018	10.0	million
September 17, 2018	October 31, 2018	10.0	million
December 12, 2018	February 7, 2019	10.0	million
February 25, 2019	May 17, 2019	25.0	million
March 18, 2019	May 17, 2019	10.0	million
June 4, 2019	August 7, 2019	25.0	million
June 17, 2019	August 7, 2019	20.0	million
September 16, 2019	November 6, 2019	20.0	million
December 6, 2019	February 5, 2020	25.0	million
December 16, 2019	February 5, 2020	15.0	million
March 12, 2020	March 19, 2020	20.0	million
March 30, 2021	May 21, 2021	10.0	million
June 16, 2021	August 6, 2021	10.0	million

The following table presents information with respect to the Company’s purchases of its common stock since adoption of the Repurchase Plans through June 30, 2021:

Month	Total Number of Shares Purchased	Average Price Paid Per Share*	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans
August 2015	510,000	$19.71	510,000	$40.0	million
September 2015	603,466	18.46	603,466	28.8	million
November 2015	1,116,666	18.10	1,116,666	8.6	million
December 2015	627,443	17.58	627,443	47.6	million
January 2016	670,708	14.91	670,708	37.6	million
June 2016	362,933	16.73	362,933	31.5	million
July 2016	16,491	16.53	16,491	31.2	million
August 2016	596,294	17.67	596,294	20.7	million
September 2016	411,523	18.13	411,523	63.2	million
October 2016	527,417	17.82	527,417	53.8	million
November 2016	239,289	17.45	239,289	49.6	million
August 2017	33,333	17.96	33,333	49.0	million
September 2017	186,767	17.98	186,767	45.7	million
October 2017	144,867	17.96	144,867	43.1	million
November 2017	64,500	17.79	64,500	41.9	million
December 2017	50,100	17.89	50,100	41.0	million
January 2018	577,386	17.32	577,386	31.0	million
February 2018	70,567	16.23	70,567	29.9	million
May 2018	263,667	17.12	263,667	25.4	million
June 2018	198,601	16.94	198,601	22.0	million
July 2018	8,867	16.75	8,867	21.9	million
August 2018	502,767	17.11	502,767	13.3	million
September 2018	444,467	16.54	444,467	5.9	million
October 2018	160,800	16.46	160,800	53.3	million
November 2018	595,672	15.81	595,672	43.9	million
December 2018	741,389	13.49	741,359	33.9	million
February 2019	19,392	15.16	19,392	83.6	million
March 2019	291,426	15.40	291,426	79.1	million
April 2019	44,534	15.23	44,534	78.4	million
May 2019	298,026	15.93	298,026	73.6	million
June 2019	607,073	15.97	607,073	63.9	million
July 2019	89,610	16.10	89,610	62.5	million
August 2019	758,020	16.15	758,020	50.3	million
September 2019	32,371	16.26	32,371	49.7	million
October 2019	495,464	15.65	495,464	42.0	million
November 2019	6,147	15.91	6,147	41.9	million
March 2020	1,286,565	11.62	1,286,565	26.9	million
May 2021	145,572	13.92	145,572	24.9	million
Total	13,800,180	$16.31	13,800,150
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
(4)Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed on December 3, 2018.
(5)Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed on July 22, 2019.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 5, 2021.

APOLLO INVESTMENT CORPORATION

By:	/s/ HOWARD WIDRA
Howard Widra
Chief Executive Officer

By:	/s/ GREGORY W. HUNT
Gregory W. Hunt
Chief Financial Officer and Treasurer

By:	/s/ AMIT JOSHI
Amit Joshi
Chief Accounting Officer and Assistant Treasurer