Form 10-Q
period 2021-09-30
APOLLO INVESTMENT CORP
filed 2021-11-04
CIK 1278752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒
The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of November 3, 2021 was 64,354,646

APOLLO INVESTMENT CORPORATION

PART I. FINANCIAL INFORMATION
In this report, the terms the “Company,” “Apollo Investment,” “AIC,” “we,” “us,” and “our” refer to Apollo Investment Corporation unless the context specifically states otherwise.
Item 1. Financial Statements

APOLLO INVESTMENT CORPORATION
STATEMENTS OF ASSETS AND LIABILITIES
(In thousands, except share and per share data)

	September 30, 2021	March 31, 2021
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost — $2,027,880 and $1,871,073, respectively)	$2,007,043	$1,844,627
Non-controlled/affiliated investments (cost — $134,465 and $133,428, respectively)	69,343	50,874
Controlled investments (cost — $646,373 and $711,898, respectively)	535,922	553,650
Cash and cash equivalents	23,556	50,180
Foreign currencies (cost — $4,083 and $4,462, respectively)	3,962	4,444
Receivable for investments sold	11,089	1,351
Interest receivable	12,697	13,135
Dividends receivable	6,500	3,793
Deferred financing costs	19,123	21,528
Prepaid expenses and other assets	1,332	907
Total Assets	$2,690,567	$2,544,489

Liabilities
Debt	$1,597,792	$1,465,371
Payable for investments purchased	2,005	—
Distributions payable	23,408	23,493
Management and performance-based incentive fees payable	14,282	8,666
Interest payable	3,436	2,096
Accrued administrative services expense	2,279	794
Other liabilities and accrued expenses	8,232	7,739
Total Liabilities	$1,651,434	$1,508,159
Commitments and contingencies (Note 8)
Net Assets	$1,039,133	$1,036,330

Net Assets
Common stock, $0.001 par value (130,000,000 shares authorized; 64,662,651 and 65,259,176 shares issued and outstanding, respectively)	$65	$65
Capital in excess of par value	2,091,927	2,099,876
Accumulated under-distributed (over-distributed) earnings	(1,052,859)	(1,063,611)
Net Assets	$1,039,133	$1,036,330

Net Asset Value Per Share	$16.07	$15.88
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Investment Income
Non-controlled/non-affiliated investments:
Interest income (excluding Payment-in-kind (“PIK”) interest income)	$38,850	$46,139	$79,096	$93,502
Dividend income	325	—	397	—
PIK interest income	592	925	1,792	2,073
Other income	994	163	2,181	547
Non-controlled/affiliated investments:
Interest income (excluding PIK interest income)	48	4	93	12
Dividend income	338	331	649	676
PIK interest income	18	—	34	—
Other income	—	—	—	—
Controlled investments:
Interest income (excluding PIK interest income)	9,342	6,438	16,499	12,331
Dividend income	2,059	891	2,059	1,691
PIK interest income	323	—	642	728
Other income	—	—	—	—
Total Investment Income	$52,889	$54,891	$103,442	$111,560
Expenses
Management fees	$9,158	$9,262	$17,972	$18,786
Performance-based incentive fees	5,271	—	5,271	—
Interest and other debt expenses	13,944	13,845	26,608	29,237
Administrative services expense	1,715	1,201	2,985	2,389
Other general and administrative expenses	1,793	2,777	4,331	5,224
Total expenses	31,881	27,085	57,167	55,636
Management and performance-based incentive fees waived	—	—	—	—
Performance-based incentive fee offset	(147)	—	(147)	—
Expense reimbursements	(76)	(100)	(152)	(210)
Net Expenses	$31,658	$26,985	$56,868	$55,426
Net Investment Income	$21,231	$27,906	$46,574	$56,134
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses):
Non-controlled/non-affiliated investments	$2,523	$590	$2,803	$(8,039)
Non-controlled/affiliated investments	541	(3,653)	541	(3,653)
Controlled investments	(65,300)	—	(65,300)	—
Foreign currency transactions	(2,565)	64	(2,749)	276
Net realized gains (losses)	(64,801)	(2,999)	(64,705)	(11,416)
Net change in unrealized gains (losses):
Non-controlled/non-affiliated investments	(1,215)	21,680	5,610	32,248
Non-controlled/affiliated investments	7,434	5,957	17,433	(3,006)
Controlled investments	57,821	(11,769)	47,795	(29,017)
Foreign currency translations	4,971	(7,486)	4,877	(8,660)
Net change in unrealized gains (losses)	69,011	8,382	75,715	(8,435)
Net Realized and Change in Unrealized Gains (Losses)	$4,210	$5,383	$11,010	$(19,851)
Net Increase (Decrease) in Net Assets Resulting from Operations	$25,441	$33,289	$57,584	$36,283
Earnings (Loss) Per Share — Basic	$0.39	$0.51	$0.88	$0.56

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)
(In thousands, except share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Operations
Net investment income	$21,231	$27,906	$46,574	$56,134
Net realized gains (losses)	(64,801)	(2,999)	(64,705)	(11,416)
Net change in unrealized gains (losses)	69,011	8,382	75,715	(8,435)
Net Increase (Decrease) in Net Assets Resulting from Operations	$25,441	$33,289	$57,584	$36,283

Distributions to Stockholders
Distribution of net investment income	$(23,408)	$(23,494)	$(46,850)	$(52,860)
Distribution of return of capital	—	—	—	—
Net Decrease in Net Assets Resulting from Distributions to Stockholders	$(23,408)	$(23,494)	$(46,850)	$(52,860)

Capital Share Transactions
Repurchase of common stock	$(5,905)	$—	$(7,931)	$—
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	$(5,905)	$—	$(7,931)	$—

Net Assets
Net increase (decrease) in net assets during the period	$(3,872)	$9,795	$2,803	$(16,577)
Net assets at beginning of period	1,043,005	997,943	1,036,330	1,024,315
Net Assets at End of Period	$1,039,133	$1,007,738	$1,039,133	$1,007,738

Capital Share Activity
Shares repurchased during the period	(450,953)	—	(596,525)	—
Shares issued and outstanding at beginning of period	65,113,604	65,259,176	65,259,176	65,259,176
Shares Issued and Outstanding at End of Period	64,662,651	65,259,176	64,662,651	65,259,176

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended September 30,
	2021	2020
Operating Activities
Net increase (decrease) in net assets resulting from operations	$57,584	$36,283
Net realized (gains) losses	64,705	11,416
Net change in unrealized (gains) losses	(75,715)	8,435
Net amortization of premiums and accretion of discounts on investments	(4,623)	(5,457)
Accretion of discount on notes	382	297
Amortization of deferred financing costs	2,598	2,510
Increase in gains/(losses) from foreign currency transactions	(2,743)	276
PIK interest and dividends capitalized	(2,727)	(3,033)
Changes in operating assets and liabilities:
Purchases of investments	(583,325)	(243,716)
Proceeds from sales and repayments of investments	428,658	439,998
Decrease (increase) in interest receivable	439	2,326
Decrease (increase) in dividends receivable	(2,707)	1,874
Decrease (increase) in prepaid expenses and other assets	(425)	(343)
Increase (decrease) in management and performance-based incentive fees payable	5,616	(1,027)
Increase (decrease) in interest payable	1,340	(447)
Increase (decrease) in accrued administrative services expense	1,485	(472)
Increase (decrease) in other liabilities and accrued expenses	493	958
Net Cash Used in/Provided by Operating Activities	$(108,965)	$249,878
Financing Activities
Issuances of debt	$378,005	$60,481
Payments of debt	(241,178)	(263,932)
Financing costs paid and deferred	—	—
Repurchase of common stock	(7,931)	—
Distributions paid	(46,934)	(58,733)
Net Cash Used in/Provided by Financing Activities	$81,962	$(262,184)

Cash, Cash Equivalents and Foreign Currencies
Net increase (decrease) in cash, cash equivalents and foreign currencies during the period	$(27,003)	$(12,306)
Effect of foreign exchange rate changes on cash and cash equivalents	(103)	(36)
Cash, cash equivalents and foreign currencies at beginning of period	54,624	43,676
Cash, Cash Equivalents and Foreign Currencies at the End of Period	$27,518	$31,334

Supplemental Disclosure of Cash Flow Information
Cash interest paid	$22,288	$26,908

Non-Cash Activity
PIK income	$2,468	$2,801

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2021
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (36)	Fair Value (1)(37)
Advertising, Printing & Publishing
FingerPaint Marketing
KL Charlie Acquisition Company	First Lien Secured Debt	L+525, 1.00% Floor	12/30/26	$18,560	$18,220	$18,374	(9)(28)
	First Lien Secured Debt	L+525, 1.00% Floor	12/30/26	4,371	3,441	3,451	(9)(21) (23)(28)
	First Lien Secured Debt - Revolver	L+525, 1.00% Floor	12/30/26	2,190	(19)	(22)	(8)(9)(21) (23)
KL Charlie Co-Invest, L.P.	Common Equity - Common Stock	N/A	N/A	218,978 Shares	219	335	(9)(13)(25)
					21,861	22,138
Simplifi Holdings, Inc.
Simplifi Holdings, Inc.	First Lien Secured Debt	P+425, 1.00% Floor	08/02/25	38,245	37,770	38,245	(9)(34)
	First Lien Secured Debt - Revolver	L+525, 1.00% Floor	08/02/25	2,400	(36)	—	(9)(23)
					37,734	38,245
		Total Advertising, Printing & Publishing			$59,595	$60,383
Aerospace & Defense
Erickson Inc
Erickson Inc	First Lien Secured Debt - Revolver	L+750, 1.50% Floor	04/28/22	$32,250	$26,505	$26,142	(9)(20)(21) (23)(28)
	First Lien Secured Debt - Revolver	13.50%	04/28/22	3,750	3,750	3,701	(9)(23)
		Total Aerospace & Defense			$30,255	$29,843
Automotive
Club Car Wash
Club Car Wash Operating, LLC	First Lien Secured Debt	L+650, 1.00% Floor	06/16/27	$13,778	$13,545	$13,531	(9)(29)
	First Lien Secured Debt	L+650, 1.00% Floor	06/16/27	16,250	3,953	3,934	(9)(21)(23) (29)
	First Lien Secured Debt - Revolver	L+650, 1.00% Floor	06/16/27	2,438	(41)	(44)	(8)(9)(21) (23)
					17,457	17,421
Crowne Automotive
Vari-Form Group, LLC	First Lien Secured Debt	11.00% (7.00% Cash plus 4.00% PIK)	02/02/23	5,860	901	293	(9)(14)
Vari-Form Inc.	First Lien Secured Debt	11.00% (7.00% Cash plus 4.00% PIK)	02/02/23	2,110	391	105	(9)(14)
					1,292	398
K&N Parent, Inc.
K&N Parent, Inc.	Second Lien Secured Debt	L+875, 1.00% Floor	10/21/24	23,765	23,573	22,220	(28)
Truck-Lite Co., LLC
TL Lighting Holdings, LLC	Common Equity - Equity	N/A	N/A	350 Shares	350	382	(9)(13)
Truck-Lite Co., LLC	First Lien Secured Debt	L+625, 1.00% Floor	12/14/26	28,440	27,930	28,367	(9)(28)
	First Lien Secured Debt - Revolver	L+625, 1.00% Floor	12/13/24	3,052	(40)	(2)	(8)(9)(20) (21)(23)
					28,240	28,747
		Total Automotive			$70,562	$68,786
Aviation and Consumer Transport
Merx Aviation Finance, LLC
Merx Aviation Finance, LLC (5)	First Lien Secured Debt - Revolver	10.00%	10/31/23	$275,177	$275,000	$275,000	(20)(23)
	Common Equity - Membership Interests	N/A	N/A	N/A	35,800	39,820	(25)
					310,800	314,820

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2021
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (36)	Fair Value (1)(37)
Primeflight
PrimeFlight Aviation Services, Inc.	First Lien Secured Debt	L+625, 1.00% Floor	05/09/24	17,416	17,202	17,267	(9)(26)
		Total Aviation and Consumer Transport			$328,002	$332,087
Beverage, Food & Tobacco
Berner Foods
Berner Food & Beverage, LLC	First Lien Secured Debt	L+650, 1.00% Floor	07/30/27	$31,119	$30,431	$30,807	(9)(29)
	First Lien Secured Debt - Revolver	L+650, 1.00% Floor	07/30/26	2,881	513	547	(9)(21)(23) (29)
					30,944	31,354
Bolthouse Farms
Wm. Bolthouse Farms, Inc.	Common Equity - Common Stock	N/A	N/A	1,000,000 Shares	1,001	1,170	(13)
Florida Food Products, Inc.
Florida Food Products, Inc.	First Lien Secured Debt	L+650, 1.00% Floor	09/08/25	22,589	22,268	22,589	(9)(26)
	First Lien Secured Debt	L+725, 1.00% Floor	09/08/25	2,963	2,799	2,963	(9)(26)
Florida Food Products, LLC	First Lien Secured Debt - Revolver	L+650, 1.00% Floor	09/06/23	1,712	326	342	(9)(23)(26)
					25,393	25,894
Hive
FCP-Hive Holdings, LLC	Preferred Equity - Preferred Stock	N/A	N/A	589 Shares	448	448	(9)(13)(25)
	Common Equity - Common Stock	N/A	N/A	589 Shares	3	3	(9)(13)(25)
Hive Intermediate, LLC	First Lien Secured Debt	L+600, 1.00% Floor	09/22/27	17,209	16,879	17,037	(9)(26)
	First Lien Secured Debt - Revolver	L+600, 1.00% Floor	09/22/27	2,326	420	442	(9)(21)(23) (28)
					17,750	17,930
Orgain, Inc.
Butterfly Fighter Co-Invest, L.P.	Common Equity - Membership Interests	N/A	N/A	1,000,000 Shares	1,005	1,035
Rise Baking
Ultimate Baked Goods Midco LLC	First Lien Secured Debt	L+625, 1.00% Floor	08/13/27	26,757	26,102	26,088	(9)(29)
	First Lien Secured Debt - Revolver	L+625, 1.00% Floor	08/13/27	3,243	448	446	(9)(20)(21) (23)(28) (29)
					26,550	26,534
TNT Crust LLC
TNT Crust LLC	First Lien Secured Debt	L+675, 1.00% Floor	11/06/23	21,606	21,322	21,174	(9)(28)
	First Lien Secured Debt - Revolver	L+675, 1.00% Floor	11/06/23	3,252	1,925	1,886	(9)(21)(23) (28)(29)
	Common Equity - Series A Units	N/A	N/A	244 Shares	30	168	(9)(13)
					23,277	23,228
Turkey Hill
IC Holdings LLC	Common Equity - Series A Units	N/A	N/A	169 Shares	169	324	(9)(13)
THLP CO. LLC	First Lien Secured Debt	L+600, 1.00% Floor	05/31/25	25,138	24,809	24,509	(9)(26)
	First Lien Secured Debt - Revolver	P+500, 1.00% Floor	05/31/24	4,494	401	337	(9)(20)(21) (23)(34)
					25,379	25,170
		Total Beverage, Food & Tobacco			$151,299	$152,315

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2021
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (36)	Fair Value (1)(37)
Business Services
Access Information
Access CIG, LLC	Second Lien Secured Debt	L+775, 0.00% Floor	02/27/26	$15,900	$15,817	$15,739	(26)
Ambrosia Buyer Corp.
Ambrosia Buyer Corp.	Second Lien Secured Debt	9.00%	08/28/25	21,429	19,555	9,272	(14)
AML Rightsource
Gabriel Partners, LLC	First Lien Secured Debt	L+625, 1.00% Floor	09/21/26	31,610	30,999	30,940	(9)(29)
	First Lien Secured Debt - Revolver	L+625, 1.00% Floor	09/21/26	665	(15)	(14)	(8)(9)(21) (23)
					30,984	30,926
Claritas
Claritas, LLC	First Lien Secured Debt	L+575, 1.00% Floor	12/21/23	3,696	3,679	3,659	(9)(28)
	First Lien Secured Debt - Revolver	L+575, 1.00% Floor	12/21/23	1,031	73	67	(9)(21)(23) (28)
					3,752	3,726
Continuum
Continuum Global Solutions, LLC	First Lien Secured Debt - Revolver	L+550, 1.00% Floor	02/15/22	20,000	2,998	2,677	(9)(21)(23) (26)
	Preferred Equity - Preferred Equity	N/A	N/A	775 Shares	78	78	(9)(13)
					3,076	2,755
Electro Rent Corporation
Electro Rent Corporation	Second Lien Secured Debt	L+900, 1.00% Floor	01/31/25	34,235	33,731	34,064	(9)(28)
Elo Touch
TGG TS Acquisition Company	First Lien Secured Debt - Revolver	L+650, 0.00% Floor	12/14/23	1,750	—	(35)	(8)(21)(23)
Ensemble Health
EHL Merger Sub, LLC	First Lien Secured Debt - Revolver	L+325, 0.00% Floor	08/01/24	4,155	(217)	(130)	(8)(21)(23)
Jacent
Jacent Strategic Merchandising	First Lien Secured Debt	L+575, 1.00% Floor	04/23/24	22,199	22,024	21,804	(9)(28)
	First Lien Secured Debt - Revolver	L+575, 1.00% Floor	04/23/24	3,500	2,539	2,504	(9)(23)(28)
	Common Equity - Common Stock	N/A	N/A	5,000 Shares	500	158	(9)(13)
JSM Equity Investors, L.P.	Preferred Equity - Class P Partnership Units	N/A	N/A	114 Shares	11	11	(9)(13)
					25,074	24,477
Jones & Frank
JF Acquisition, LLC	First Lien Secured Debt	L+550, 1.00% Floor	07/31/24	13,268	13,116	13,106	(9)(28)(30)
	First Lien Secured Debt - Revolver	L+550, 1.00% Floor	07/31/24	1,569	924	922	(9)(21)(23) (30)
					14,040	14,028
MAKS
Trident Bidco Limited	First Lien Secured Debt	L+550, 1.00% Floor	11/08/25	34,125	33,420	33,854	(9)(17)(29)
McLarens
Margaux Acquisition Inc.	First Lien Secured Debt	L+550, 1.00% Floor	12/19/24	22,936	22,687	22,922	(9)(28)
	First Lien Secured Debt - Revolver	P+450, 1.00% Floor	12/19/24	1,601	212	228	(9)(21)(23) (34)
Margaux UK Finance Limited	First Lien Secured Debt	GBPL+550, 1.00% Floor	12/19/24	£7,146	8,938	9,579	(9)(17)(31)
	First Lien Secured Debt - Revolver	GBPL+550, 1.00% Floor	12/19/24	£541	(7)	(4)	(8)(9)(17) (21)(23)
					31,830	32,725

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2021
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (36)	Fair Value (1)(37)
Naviga
Naviga Inc. (fka Newscycle Solutions, Inc.)	First Lien Secured Debt	L+700, 1.00% Floor	12/29/22	12,244	12,140	12,184	(9)(28)
	First Lien Secured Debt - Revolver	L+700, 1.00% Floor	12/29/22	500	277	278	(9)(21)(23) (26)
					12,417	12,462
PSE
Graffiti Buyer, Inc.	First Lien Secured Debt	L+575, 1.00% Floor	08/10/27	5,836	5,721	5,720	(9)(28)
	First Lien Secured Debt	L+575, 1.00% Floor	08/10/27	2,613	(25)	(26)	(8)(9)(21) (23)
	First Lien Secured Debt - Revolver	L+575, 1.00% Floor	08/10/27	1,307	(26)	(26)	(8)(9)(21) (23)
Graffiti Parent, LP	Common Equity - Common Stock	N/A	N/A	2,439 Shares	244	244	(9)(13)(25)
					5,914	5,912
PSI Services, LLC
Lifelong Learner Holdings, LLC	First Lien Secured Debt	L+575, 1.00% Floor	10/19/26	32,371	31,893	31,286	(9)(28)
	First Lien Secured Debt	L+575, 1.00% Floor	10/19/26	2,388	(17)	(80)	(8)(9)(23)
	First Lien Secured Debt - Revolver	L+575, 1.00% Floor	10/20/25	2,985	2,942	2,899	(9)(21)(23) (28)
					34,818	34,105
Soliant
Soliant Health, Inc.	Common Equity - Membership Interests	N/A	N/A	300 Shares	300	757	(9)(13)
Transplace Holdings, Inc.
Transplace Holdings, Inc.	Second Lien Secured Debt	L+875, 1.00% Floor	10/06/25	8,599	8,487	8,599	(28)
US Legal Support
US Legal Support Investment Holdings, LLC	Common Equity - Series A-1 Units	N/A	N/A	631,972 Shares	632	752	(9)(13)
USLS Acquisition, Inc.	First Lien Secured Debt	L+575, 1.00% Floor	12/02/24	24,126	23,864	23,484	(9)(28)
	First Lien Secured Debt - Revolver	L+575, 1.00% Floor	12/02/24	1,608	(17)	(43)	(8)(9)(20) (21)(23)
					24,479	24,193
		Total Business Services			$297,477	$287,429
Chemicals, Plastics & Rubber
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I LLC)
Carbonfree Chemicals Holdings LLC (4)	Common Equity - Common Equity / Interest	N/A	N/A	2,354 Shares	$46,295	$45,234	(3)(13)(16) (25)
Carbonfree Chemicals SA LLC (4)	Common Equity - Class B Units	N/A	N/A	3,152 Shares	32,434	—	(3)(13)(16) (25)
					78,729	45,234
Westfall Technik, Inc.
Westfall Technik, Inc.	First Lien Secured Debt	L+575, 1.00% Floor	09/13/24	15,697	15,533	15,333	(9)(26)
	First Lien Secured Debt	L+625, 1.00% Floor	09/13/24	5,667	5,568	5,554	(9)(26)
	First Lien Secured Debt - Revolver	L+575, 1.00% Floor	09/13/24	1,885	1,731	1,706	(9)(23)(26)
	First Lien Secured Debt - Revolver	P+475, 1.00% Floor	09/13/24	134	133	131	(9)(23)(34)
					22,965	22,724
		Total Chemicals, Plastics & Rubber			$101,694	$67,958

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2021
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (36)	Fair Value (1)(37)
Construction & Building
Englert
Gutter Buyer, Inc.	First Lien Secured Debt	L+575, 1.00% Floor	03/06/25	$28,539	$28,191	$27,971	(9)(26)
	First Lien Secured Debt - Revolver	L+575, 1.00% Floor	03/06/24	2,727	(33)	(54)	(8)(9)(20) (21)(23)
Gutter Holdings, LP	Common Equity - Common Stock	N/A	N/A	500 Shares	500	1,105	(9)
		Total Construction & Building			$28,658	$29,022
Consumer Goods – Durable
A&V
A&V Holdings Midco, LLC	First Lien Secured Debt - Revolver	L+450, 1.00% Floor	03/10/25	$1,505	$(92)	$(59)	(8)(21)(23)
KDC
KDC US Holdings	First Lien Secured Debt - Revolver	L+325, 0.00% Floor	12/21/23	6,020	4,892	4,812	(20)(21) (23)(26)
KLO Holdings, LLC
1244311 B.C. Ltd. (4)	First Lien Secured Debt	L+500, 1.00% Floor	09/30/25	2,978	2,978	2,805	(17)(28)
	First Lien Secured Debt	L+500 PIK, 1.00% Floor	09/30/25	1,046	1,046	979	(17)(28)
	Common Equity - Common Stock	N/A	N/A	1,000,032 Shares	1,000	1,096	(2)(13)(17) (25)
GSC Technologies Inc. (4)	First Lien Secured Debt	L+1000 PIK, 1.00% Floor	09/30/25	216	216	202	(17)(28)
					5,240	5,082
Liqui-Box
Liqui-Box Holdings, Inc.	First Lien Secured Debt - Revolver	L+450, 1.00% Floor	02/26/25	3,014	2,827	2,842	(20)(21) (23)(28)
	First Lien Secured Debt - Revolver	P+350, 1.00% Floor	02/26/25	546	542	545	(21) (23)(34)
					3,369	3,387
NSi Industries
Wildcat BuyerCo, Inc.	First Lien Secured Debt	L+500, 1.00% Floor	02/27/26	5,996	5,890	5,965	(28)
	First Lien Secured Debt	L+500, 1.00% Floor	02/27/26	3,171	896	1,126	(21)(23) (28)
	First Lien Secured Debt - Revolver	L+500, 1.00% Floor	02/27/26	725	(12)	(3)	(8)(21)(23)
Wildcat Parent LP	Common Equity - Common Stock	N/A	N/A	1,070 Shares	107	161	(13)
					6,881	7,249
Sorenson Holdings, LLC
Sorenson Holdings, LLC	Common Equity - Membership Interests	N/A	N/A	587 Shares	—	411	(10)(13)
		Total Consumer Goods – Durable			$20,290	$20,882
Consumer Goods – Non-durable
3D Protein
Protein For Pets Opco, LLC	First Lien Secured Debt - Revolver	L+500, 1.00% Floor	05/31/24	$2,219	$(31)	$—	(9)(21)(23)
Beauty Industry Group (BIG)
Big Buyer, LLC	First Lien Secured Debt	L+650, 1.00% Floor	11/20/23	30,373	29,985	30,285	(9)(26)
	First Lien Secured Debt	L+650, 1.00% Floor	11/20/23	1,000	(6)	(3)	(8)(9)(21) (23)
	First Lien Secured Debt - Revolver	L+650, 1.00% Floor	11/20/23	1,806	(23)	(5)	(8)(9)(21) (23)
					29,956	30,277
Dan Dee
Project Comfort Buyer, Inc.	First Lien Secured Debt	L+700, 1.00% Floor	02/01/25	25,590	25,167	24,564	(9)(28)
	First Lien Secured Debt - Revolver	L+700, 1.00% Floor	02/01/24	3,462	1,106	1,008	(9)(21)(23) (28)
	Preferred Equity - Preferred Equity	N/A	N/A	461,538 Shares	462	258	(9)(13)
					26,735	25,830

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2021
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (36)	Fair Value (1)(37)
LashCo
Lash OpCo, LLC	First Lien Secured Debt	L+700, 1.00% Floor	03/18/26	20,000	19,557	19,558	(9)(26)
	First Lien Secured Debt	P+600, 1.00% Floor	03/18/26	10,171	9,956	9,946	(9)(34)
	First Lien Secured Debt - Revolver	L+700, 1.00% Floor	09/18/25	1,503	190	207	(9)(21)(23) (26)(29)
					29,703	29,711
Olaplex
Olaplex, Inc.	First Lien Secured Debt	L+625, 1.00% Floor	01/08/26	12,142	11,967	12,256	(9)(26)
	First Lien Secured Debt - Revolver	L+650, 1.00% Floor	01/08/25	2,300	(30)	—	(9)(21)(23)
					11,937	12,256
Sequential Brands Group, Inc.
Sequential Brands Group, Inc.	First Lien Secured Debt	L+500, 1.00% Floor	01/28/22	6,964	6,535	6,537	(17)(21) (23)(26)
	Second Lien Secured Debt	8.75%	02/07/24	12,658	12,606	11,545	(13)(14) (17)
					19,141	18,082
		Total Consumer Goods – Non-durable			$117,441	$116,156
Consumer Services
Activ
Activ Software Holdings, LLC	First Lien Secured Debt	L+625, 1.00% Floor	05/04/27	$30,018	$29,450	$29,403	(9)(29)
	First Lien Secured Debt - Revolver	L+625, 1.00% Floor	05/04/27	2,407	(45)	(49)	(8)(9)(21) (23)
					29,405	29,354
Bird
Bird US Opco, LLC	First Lien Secured Debt	L+900, 1.00% Floor	04/27/24	15,055	4,464	4,474	(9)(23)(26)
Clarus Commerce
Marlin DTC-LS Midco 2, LLC	First Lien Secured Debt	L+650, 1.00% Floor	07/01/25	22,262	21,923	22,080	(26)(28)
	First Lien Secured Debt - Revolver	L+600, 1.00% Floor	07/01/25	685	(8)	(5)	(8)(21)(23)
					21,915	22,075
First Heritage
First Heritage Credit, LLC	First Lien Secured Debt	L+475, 0.00% Floor	04/02/22	26,250	17,971	17,948	(9)(21)(23) (26)
	First Lien Secured Debt - Revolver	L+550, 0.00% Floor	04/02/22	3,750	1,942	1,946	(9)(21)(23) (26)
					19,913	19,894
Go Car Wash
Go Car Wash Management Corp.	First Lien Secured Debt	L+550, 1.00% Floor	12/31/26	8,023	7,870	7,902	(9)(26)
	First Lien Secured Debt	L+550, 1.00% Floor	12/31/26	3,462	154	102	(9)(21)(23) (26)
	First Lien Secured Debt - Revolver	L+550, 1.00% Floor	12/31/26	417	288	285	(9)(21)(23) (26)
					8,312	8,289
Lending Point
LendingPoint LLC	First Lien Secured Debt	L+1050, 1.00% Floor	12/30/25	17,500	11,218	11,225	(9)(21)(23) (28)
	First Lien Secured Debt	L+575, 1.00% Floor	12/30/25	4,167	3,153	3,157	(9)(21)(23) (28)
	First Lien Secured Debt - Revolver	L+575, 1.00% Floor	12/30/25	8,333	5,059	5,066	(9)(21)(23) (28)
					19,430	19,448

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2021
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)		Cost (36)	Fair Value (1)(37)
Only About Children
Nemo (BC) Bidco Pty Ltd	First Lien Secured Debt	BBSW+625, 0.00% Floor	04/06/24	A$	6,008	4,395	4,212	(17)(33)
	First Lien Secured Debt	BBSW+625, 0.00% Floor	04/06/24	A$	992	545	527	(17)(21) (23)(33)
						4,940	4,739
Paper Source
Papershop Holdco Inc.	First Lien Secured Debt	L+700, 1.00% Floor	05/27/26		10,607	10,505	10,501	(9)(28)
	First Lien Secured Debt - Revolver	L+700, 1.00% Floor	05/27/26		2,671	1,355	1,354	(9)(21)(23) (28)
	First Lien Secured Debt - Revolver	P+600, 1.00% Floor	05/27/26	411		407	407	(9)(21)(23) (34)
						12,267	12,262
Pinstripe Holdings, LLC
Pinstripe Holdings, LLC	First Lien Secured Debt	L+550, 1.00% Floor	01/17/25		6,791	6,714	6,780	(28)
The Club Company
Eldrickco Limited	First Lien Secured Debt	GBPL+625, 0.50% Floor	11/21/25		£9,393	11,936	12,202	(9)(17)(32)
	First Lien Secured Debt	GBPL+625, 0.50% Floor	11/21/25		£5,690	2,064	2,133	(9)(17)(23) (32)
	First Lien Secured Debt - Revolver	GBPL+625, 0.50% Floor	05/21/25		£356	411	462	(9)(17)(23) (32)
						14,411	14,797
US Auto
U.S. Auto Finance, Inc.	First Lien Secured Debt	L+525, 0.00% Floor	04/17/24		20,000	4,623	4,558	(9)(21)(23) (28)
	First Lien Secured Debt - Revolver	L+600, 0.00% Floor	04/17/24		13,333	4,515	4,507	(9)(21)(23) (28)
						9,138	9,065
		Total Consumer Services				$150,909	$151,177
Diversified Investment Vehicles, Banking, Finance, Real Estate
Celink
Compu-Link Corporation	First Lien Secured Debt - Revolver	L+550, 1.00% Floor	06/11/24		$2,273	$(28)	$(16)	(8)(9)(21) (23)
Peer Advisors, LLC	First Lien Secured Debt	L+550, 1.00% Floor	06/11/24		17,670	17,451	17,543	(9)(26)
						17,423	17,527
Flock Financial, LLC
Flock SPV I, LLC	First Lien Secured Debt	L+650, 1.00% Floor	12/31/22		14,667	11,991	12,000	(9)(17)(21) (23)(26)
	First Lien Secured Debt - Revolver	L+650, 1.00% Floor	12/31/22		5,333	(36)	—	(9)(17)(21) (23)
						11,955	12,000
Golden Bear
Golden Bear 2016-R, LLC (4)	Structured Products and Other - Membership Interests	N/A	09/20/42	N/A		16,837	10,795	(3)(17)
Purchasing Power, LLC
Purchasing Power Funding I, LLC	First Lien Secured Debt - Revolver	L+650, 0.00% Floor	01/24/24		9,113	—	—	(9)(21)(23)
Spectrum Automotive
CC SAG Holdings Corp.	First Lien Secured Debt	L+575, 0.75% Floor	06/29/28		11,405	11,236	11,234	(9)(28)
	First Lien Secured Debt	L+575, 0.75% Floor	06/29/28		3,147	(22)	(47)	(8)(9)(21) (23)
	First Lien Secured Debt - Revolver	L+575, 0.75% Floor	06/29/27		420	(6)	(6)	(8)(9)(21) (23)
						11,208	11,181
Ten-X, LLC
Ten-X, LLC	First Lien Secured Debt - Revolver	L+325, 0.00% Floor	09/29/22		4,680	4,596	4,526	(23)(26)
	Total Diversified Investment Vehicles, Banking, Finance, Real Estate					$62,019	$56,029

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2021
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (36)	Fair Value (1)(37)
Education
NFA Group
SSCP Spring Bidco Limited	First Lien Secured Debt	GBPL+625, 0.00% Floor	07/30/25	£30,000	$36,255	$40,223	(9)(17)(32)
		Total Education			$36,255	$40,223
Energy – Electricity
Renew Financial LLC (f/k/a Renewable Funding, LLC)
AIC SPV Holdings II, LLC (4)	Preferred Equity - Preferred Stock	N/A	N/A	534,375 Shares	$534	$439	(15)(17)(25)
Renew Financial LLC (f/k/a Renewable Funding, LLC) (4)	Preferred Equity - Series B Preferred Stock	N/A	N/A	1,505,868 Shares	8,343	—	(13)(25)
	Preferred Equity - Series D Preferred Stock	N/A	N/A	436,689 Shares	5,568	—	(13)(25)
	Preferred Equity - Series E Preferred Stock	N/A	N/A	441,576 Shares	1,902	4,994	(13)(17) (25)
Renew JV LLC (4)	Common Equity - Membership Interests	N/A	N/A	548,175 Shares	548	629	(13)(17) (25)
					16,895	6,062
Solarplicity Group Limited (f/k/a AMP Solar UK)
Solarplicity UK Holdings Limited	First Lien Secured Debt	4.00%	03/08/23	£5,562	7,357	2,167	(14)(17)
	Preferred Equity - Preferred Stock	N/A	N/A	4,286 Shares	5,623	—	(2)(13)(17)
	Common Equity - Ordinary Shares	N/A	N/A	2,825 Shares	4	—	(2)(13)(17)
					12,984	2,167
		Total Energy – Electricity			$29,879	$8,229
Energy – Oil & Gas
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.)
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.) (5)	Second Lien Secured Debt	10.00% PIK	03/31/23	$15,000	$15,000	$4,922	(14)
	Common Equity - Common Stock	N/A	N/A	10,000,000 Shares	30,078	—	(13)(25)
					45,078	4,922
Pelican
Pelican Energy, LLC (4)	Common Equity - Membership Interests	N/A	N/A	1,444 Shares	16,764	2,170	(13)(16) (17)(25)
Spotted Hawk
SHD Oil & Gas, LLC (5)	First Lien Secured Debt - Tranche C Note	12.00%	06/30/22	24,728	24,728	25,470
	Common Equity - Series C Units	N/A	N/A	50,952,525 Shares	44,065	6,740	(13)(16) (25)
	Common Equity - Series A Units	N/A	N/A	7,600,000 Shares	1,411	—	(13)(16) (25)
					70,204	32,210
		Total Energy – Oil & Gas			$132,046	$39,302
Environmental Industries
Ortega National Parks
Ortega National Parks, LLC	First Lien Secured Debt	L+525, 1.00% Floor	10/31/25	$8,994	$8,875	$8,725	(9)(29)
	First Lien Secured Debt	L+525, 1.00% Floor	10/31/25	6,596	340	197	(9)(23)(29)
	First Lien Secured Debt - Revolver	L+525, 1.00% Floor	10/31/25	1,366	(29)	(41)	(8)(9)(21) (23)
		Total Environmental Industries			$9,186	$8,881
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2021
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (36)	Fair Value (1)(37)
Healthcare & Pharmaceuticals
83bar
83Bar, Inc.	First Lien Secured Debt	L+575, 1.50% Floor	07/02/26	$5,000	$4,976	$4,975	(9)(26)
Akoya
Akoya Biosciences, Inc.	First Lien Secured Debt	L+635, 1.50% Floor	10/27/25	9,750	9,771	9,750	(9)(26)
	First Lien Secured Debt	L+635, 1.50% Floor	10/27/25	1,500	(7)	—	(9)(23)
					9,764	9,750
AmeriVet
Amerivet Partners Management, Inc.	First Lien Secured Debt	L+475, 1.00% Floor	06/05/24	25,580	25,284	25,037	(9)(29)
	First Lien Secured Debt	L+475, 1.00% Floor	06/05/24	8,116	7,957	7,944	(9)(26)(27) (28)(29)
	First Lien Secured Debt - Revolver	L+475, 1.00% Floor	06/05/24	806	(9)	(17)	(8)(9)(21) (23)
AmeriVet Partners Parent LP	Common Equity - Class D Partnership Units	N/A	N/A	13 Shares	125	234	(9)(13)
					33,357	33,198
Analogic
Analogic Corporation	First Lien Secured Debt	L+525, 1.00% Floor	06/22/24	17,941	17,735	17,672	(9)(26)
	First Lien Secured Debt - Revolver	L+525, 1.00% Floor	06/22/23	1,826	(16)	(27)	(8)(9)(21) (23)
					17,719	17,645
BK Medical
BK Medical Holding Company, Inc.	First Lien Secured Debt	L+525, 1.00% Floor	06/22/24	7,195	7,150	7,195	(9)(26)
	First Lien Secured Debt - Revolver	L+525, 1.00% Floor	06/22/24	783	(4)	—	(9)(21)(23)
					7,146	7,195
CARE Fertility
Royton Bidco Limited	First Lien Secured Debt	GBPL+625, 0.50% Floor	05/09/25	£15,354	19,651	20,529	(9)(17)(31)
	First Lien Secured Debt	GBPL+625, 0.50% Floor	05/09/25	£4,412	2,655	2,847	(9)(17)(21) (23)(31)
					22,306	23,376
Cerus
Cerus Corporation	First Lien Secured Debt	L+545, 1.80% Floor	03/01/24	16,500	16,457	16,830	(9)(17)(26)
	First Lien Secured Debt	L+545, 1.80% Floor	03/01/24	4,500	(11)	—	(9)(17)(23)
	First Lien Secured Debt - Revolver	L+375, 1.80% Floor	03/01/24	1,000	181	183	(9)(17)(21) (23)(26)
					16,627	17,013
Dohmen Life Science Services
LSCS Holdings, Inc	Second Lien Secured Debt	L+825, 0.00% Floor	03/16/26	19,818	19,556	19,654	(29)
Eating Recovery Center
ERC Finance, LLC	First Lien Secured Debt	L+600, 1.00% Floor	04/22/24	25,871	25,433	25,418	(9)(28)
	First Lien Secured Debt	L+600, 1.00% Floor	04/22/24	2,333	(7)	(41)	(8)(9)(21) (23)
	First Lien Secured Debt - Revolver	L+600, 1.00% Floor	04/22/24	1,667	249	249	(9)(20)(21) (23)(28)
					25,675	25,626
Emmes Corporation
Emmes Blocker, Inc.	Common Equity - Common Stock	N/A	N/A	306 Shares	306	742	(9)(13)
The Emmes Company, LLC	First Lien Secured Debt	L+500, 1.00% Floor	03/03/25	15,967	15,809	15,647	(9)(29)
	First Lien Secured Debt - Revolver	L+550, 1.00% Floor	03/03/25	2,449	(21)	(49)	(8)(9)(21) (23)
					16,094	16,340

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2021
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (36)	Fair Value (1)(37)
EmpiRx
EmpiRx Health LLC	First Lien Secured Debt	L+550, 1.00% Floor	08/05/27	9,091	8,912	9,000	(9)(28)
	First Lien Secured Debt - Revolver	L+550, 1.00% Floor	08/05/27	909	(18)	(9)	(8)(9)(21) (23)
					8,894	8,991
Genesis Healthcare, Inc.
Genesis Healthcare, Inc.	First Lien Secured Debt	L+1100, 1.00% Floor	03/06/23	6,087	—	(49)	(8)(9)(21) (23)
	First Lien Secured Debt - Revolver	L+600, 0.50% Floor	03/06/23	85,870	(212)	(756)	(8)(9)(21) (23)
					(212)	(805)
Gossamer
GB001, Inc.	First Lien Secured Debt	L+700, 2.00% Floor	01/01/25	6,000	6,002	6,060	(9)(17)(26)
	First Lien Secured Debt	L+700, 2.00% Floor	01/01/25	24,000	(139)	—	(9)(17)(23)
					5,863	6,060
Health & Safety Institute
HSI HALO Acquisition, Inc.	First Lien Secured Debt	L+575, 1.00% Floor	08/31/26	8,935	8,849	8,803	(9)(28)
	First Lien Secured Debt - Revolver	L+575, 1.00% Floor	09/01/25	813	130	127	(9)(21)(23) (26)
	Common Equity - Common Stock	N/A	N/A	500 Shares	500	533	(9)(13)
					9,479	9,463
IMA Group
IMA Group Management Company, LLC	First Lien Secured Debt	L+550, 1.00% Floor	05/30/24	6,445	6,392	6,382	(28)
	First Lien Secured Debt	L+550, 1.00% Floor	05/30/24	6,275	474	523	(21)(23) (28)
	First Lien Secured Debt - Revolver	L+550, 1.00% Floor	05/30/24	289	259	257	(21)(23) (28)
					7,125	7,162
Kindeva
Kindeva Drug Delivery L.P.	First Lien Secured Debt	L+600, 1.00% Floor	05/01/26	9,458	9,281	9,324	(9)(28)
	First Lien Secured Debt - Revolver	L+600, 1.00% Floor	05/01/25	167	70	70	(9)(21)(23) (26)
					9,351	9,394
KureSmart
Clearway Corporation (f/k/a NP/Clearway Holdings, Inc.)	Common Equity - Common Stock	N/A	N/A	133 Shares	133	211	(9)(13)
Kure Pain Holdings, Inc.	First Lien Secured Debt	L+550, 1.00% Floor	08/27/24	21,769	21,575	21,504	(9)(26)
	First Lien Secured Debt - Revolver	L+550, 1.00% Floor	08/27/24	2,654	(28)	(34)	(8)(9)(21) (23)
					21,680	21,681
Mannkind Corporation
Mannkind Corporation	First Lien Secured Debt	L+675, 1.00% Floor	08/01/25	13,867	13,782	14,091	(9)(26)
	First Lien Secured Debt	L+675, 1.00% Floor	08/01/25	30,000	(25)	—	(9)(23)
	Warrants	N/A	N/A	444,936 Shares	76	1,653	(9)(13)
					13,833	15,744
Maxor National Pharmacy Services, LLC
Maxor National Pharmacy Services, LLC	First Lien Secured Debt	L+550, 1.00% Floor	11/22/23	22,438	22,235	22,438	(9)(28)
	First Lien Secured Debt - Revolver	L+550, 1.00% Floor	11/22/22	1,558	(9)	—	(9)(21)(23)
					22,226	22,438

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2021
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (36)	Fair Value (1)(37)
Medical Guardian
Medical Guardian, LLC	First Lien Secured Debt	L+750, 1.00% Floor	12/31/24	28,400	28,023	28,349	(9)(26)
	First Lien Secured Debt	L+800, 1.00% Floor	12/31/24	5,714	(107)	(10)	(8)(9)(21) (23)
	First Lien Secured Debt - Revolver	L+825, 1.00% Floor	12/31/24	5,714	(74)	(10)	(8)(9)(21) (23)
					27,842	28,329
Midwest Vision
Midwest Vision Partners Management, LLC	First Lien Secured Debt	L+625, 1.00% Floor	01/12/27	5,676	5,575	5,619	(9)(28)
	First Lien Secured Debt	L+625, 1.00% Floor	01/12/27	3,663	3,423	3,452	(9)(23)(28)
	First Lien Secured Debt - Revolver	L+625, 1.00% Floor	01/12/27	612	(11)	(6)	(8)(9)(21) (23)
					8,987	9,065
Orchard
Orchard Therapeutics PLC	First Lien Secured Debt	L+595, 1.00% Floor	05/28/26	11,000	10,961	11,005	(9)(17)(26)
	First Lien Secured Debt	L+595, 1.00% Floor	05/28/26	22,333	(71)	—	(9)(17)(23)
					10,890	11,005
Ovation Fertility
FPG Services, LLC	First Lien Secured Debt	L+550, 1.00% Floor	06/13/25	13,831	13,631	13,796	(9)(28)
	First Lien Secured Debt	L+550, 1.00% Floor	06/13/25	5,274	530	555	(9)(21)(23) (28)
	First Lien Secured Debt - Revolver	L+550, 1.00% Floor	06/13/24	2,105	(23)	(5)	(8)(9)(21) (23)
					14,138	14,346
Paragon 28
Paragon 28, Inc.	First Lien Secured Debt	L+600, 1.00% Floor	05/01/26	10,000	2,490	2,450	(9)(23)(26)
	First Lien Secured Debt - Revolver	L+300, 1.00% Floor	05/01/26	2,000	1,598	1,597	(9)(21)(23) (26)
					4,088	4,047
Partner Therapeutics, Inc
Partner Therapeutics, Inc	First Lien Secured Debt	L+665, 1.00% Floor	01/01/23	10,000	9,956	9,875	(9)(26)
	First Lien Secured Debt - Revolver	L+375, 1.00% Floor	04/01/26	1,000	177	177	(9)(21)(23) (26)
	Preferred Equity - Preferred Equity	N/A	N/A	55,556 Shares	333	348	(9)(13)
	Warrants	N/A	N/A	33,333 Shares	135	103	(9)(13)
					10,601	10,503
PHS
PHS Buyer, Inc.	First Lien Secured Debt	L+525, 1.00% Floor	01/31/25	10,203	10,073	9,948	(9)(28)
	First Lien Secured Debt - Revolver	L+525, 1.00% Floor	01/31/25	2,000	(30)	(50)	(8)(9)(21) (23)
					10,043	9,898
Radius Health
Radius Health, Inc.	First Lien Secured Debt	L+575, 2.00% Floor	06/01/24	29,000	28,682	28,739	(9)(17)(26)
	First Lien Secured Debt	L+575, 2.00% Floor	06/01/24	4,833	—	(44)	(8)(9)(17) (23)
	First Lien Secured Debt - Revolver	L+350, 2.00% Floor	06/01/24	1,000	(2)	(1)	(8)(9)(17) (21)(23)
					28,680	28,694

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2021
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (36)	Fair Value (1)(37)
RHA Health Services
Pace Health Companies, LLC	First Lien Secured Debt	L+450, 1.00% Floor	08/02/24	489	484	489	(9)(28)
	First Lien Secured Debt	L+450, 1.00% Floor	08/02/24	3,982	3,357	3,401	(9)(23)(28)
	First Lien Secured Debt - Revolver	L+450, 1.00% Floor	08/02/24	500	3	(1)	(8)(9)(20) (21)(23)
					3,844	3,889
Rigel Pharmaceuticals
Rigel Pharmaceuticals, Inc.	First Lien Secured Debt	L+565, 1.50% Floor	09/01/24	6,000	6,017	6,058	(9)(26)
RiteDose Holdings I, Inc.
RiteDose Holdings I, Inc.	First Lien Secured Debt	L+650, 1.00% Floor	09/13/23	12,627	12,491	12,627	(9)(28)
	First Lien Secured Debt - Revolver	L+650, 1.00% Floor	09/13/23	2,000	(21)	—	(9)(21)(23)
					12,470	12,627
Unchained Labs
Unchained Labs, LLC	First Lien Secured Debt	L+550, 1.00% Floor	08/09/27	1,931	1,893	1,911	(9)(26)
	First Lien Secured Debt	L+550, 1.00% Floor	08/09/27	4,839	(46)	(48)	(8)(9)(21) (23)
	First Lien Secured Debt - Revolver	L+550, 1.00% Floor	08/09/27	726	(14)	(7)	(8)(9)(21) (23)
					1,833	1,856
		Total Healthcare & Pharmaceuticals			$410,892	$415,217
High Tech Industries
Acronis AG
ACRONIS AG	First Lien Secured Debt	L+585, 1.50% Floor	12/18/24	$21,000	$20,928	$21,000	(9)(17)(26)
American Megatrends
AMI US Holdings Inc.	First Lien Secured Debt	L+550, 1.00% Floor	04/01/25	21,541	21,285	21,541	(9)(26)
	First Lien Secured Debt - Revolver	L+550, 0.00% Floor	04/01/24	2,907	1,134	1,163	(9)(21)(23) (26)
					22,419	22,704
Calero Holdings, Inc.
Telesoft Holdings, LLC	First Lien Secured Debt	L+575, 1.00% Floor	12/16/25	22,386	22,022	22,203	(28)
	First Lien Secured Debt - Revolver	L+575, 1.00% Floor	12/16/25	2,273	(36)	(19)	(8)(21)(23)
					21,986	22,184
ChyronHego Corporation
ChyronHego Corporation (5)	First Lien Secured Debt	L+350 Cash plus 1.50% PIK, 1.00% Floor	12/31/22	84,634	82,790	82,941	(28)
	First Lien Secured Debt - Revolver	L+500, 1.00% Floor	12/31/22	6,000	5,956	5,836	(21)(23) (28)
	Preferred Equity - Preferred Equity	N/A	N/A	7,800 Shares	6,000	6,464	(13)(25)
					94,746	95,241
Dairy.com
Momentx Corporation	First Lien Secured Debt	L+550, 1.00% Floor	06/24/27	13,709	13,442	13,454	(9)(28)
	First Lien Secured Debt - Revolver	L+550, 1.00% Floor	06/24/27	1,257	(24)	(23)	(8)(9)(21) (23)
					13,418	13,431
Digital.ai
Digital.ai Software Holdings, Inc.	First Lien Secured Debt	L+700, 1.00% Floor	02/10/27	22,468	21,862	22,151	(9)(28)
	First Lien Secured Debt - Revolver	L+700, 1.00% Floor	02/10/27	2,419	338	369	(9)(21)(23) (28)
					22,200	22,520

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2021
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (36)	Fair Value (1)(37)
GoHealth
Norvax, LLC	First Lien Secured Debt - Revolver	L+650, 1.00% Floor	09/13/24	3,182	351	398	(9)(21)(23) (28)
International Cruise & Excursion Gallery, Inc.
International Cruise & Excursion Gallery, Inc.	First Lien Secured Debt	L+525, 1.00% Floor	06/06/25	14,513	14,357	13,611	(28)
Magnitude Software
New Amsterdam Software BidCo LLC	First Lien Secured Debt	L+475, 1.00% Floor	05/01/26	6,761	6,671	6,693	(9)(28)
	First Lien Secured Debt	E+475, 1.00% Floor	05/01/26	€727	804	833	(9)(35)
					7,475	7,526
Modern Campus
Destiny Solutions U.S., Inc.	First Lien Secured Debt	L+575, 1.00% Floor	06/08/26	15,733	15,391	15,308	(26)(28)
	First Lien Secured Debt	L+575, 1.00% Floor	06/08/26	4,267	(92)	(115)	(8)(21)(23)
RMCF IV CIV XXXV, L.P.	Common Equity - Common Stock	N/A	N/A	482 Shares	1,000	1,309	(13)(25)
					16,299	16,502
MYCOM
Magnate Holding Corp.	First Lien Secured Debt	L+625, 0.50% Floor	12/16/24	18,833	18,701	17,057	(9)(17)(28)
	First Lien Secured Debt - Revolver	L+625, 0.50% Floor	12/14/23	3,089	3,068	2,798	(9)(17)(23) (28)
					21,769	19,855
New Era Technology, Inc.
New Era Technology, Inc.	First Lien Secured Debt	L+625, 1.00% Floor	10/31/26	14,561	14,288	14,270	(9)(28)
	First Lien Secured Debt	L+625, 1.00% Floor	10/31/26	9,340	5,045	4,993	(9)(21)(23) (28)
	First Lien Secured Debt - Revolver	L+625, 1.00% Floor	10/30/26	1,049	(20)	(21)	(8)(9)(21) (23)
					19,313	19,242
Pro Vigil
Pro-Vigil Holding Company, LLC	First Lien Secured Debt	L+850, 1.00% Floor	01/11/25	7,960	7,761	7,850	(9)(26)
	First Lien Secured Debt	L+850, 1.00% Floor	01/11/25	1,999	916	904	(9)(21)(23) (26)
					8,677	8,754
Schlesinger Group
Schlesinger Global, LLC	First Lien Secured Debt	L+600 Cash plus 1.00% PIK, 1.00% Floor	07/12/25	9,862	9,690	9,725	(9)(28)
Simeio
Simeio Group Holdings, Inc.	First Lien Secured Debt	L+550, 1.00% Floor	02/02/26	8,524	8,431	8,379	(9)(26)
	First Lien Secured Debt	L+525, 1.00% Floor	02/02/26	4,615	(25)	(84)	(8)(9)(21) (23)
	First Lien Secured Debt - Revolver	L+525, 1.00% Floor	02/02/26	1,731	(19)	(30)	(8)(9)(21) (23)
					8,387	8,265
Sirsi Corporation
Sirsi Corporation	First Lien Secured Debt	L+475, 1.00% Floor	03/15/24	5,971	5,925	5,896	(9)(28)
	First Lien Secured Debt - Revolver	L+475, 1.00% Floor	03/15/24	429	(3)	(5)	(8)(9)(21) (23)
					5,922	5,891
Sontiq, Inc.
Sontiq, Inc.	First Lien Secured Debt	L+750, 1.00% Floor	03/01/26	14,096	13,848	13,890	(9)(28)
	First Lien Secured Debt - Revolver	L+750, 1.00% Floor	03/01/26	833	(8)	(12)	(8)(9)(21) (23)
					13,840	13,878

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2021
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (36)	Fair Value (1)(37)
Springbrook
Springbrook Holding Company, LLC	First Lien Secured Debt	L+550, 1.00% Floor	12/23/26	9,274	9,151	9,174	(28)
	First Lien Secured Debt	L+550, 1.00% Floor	12/23/26	4,090	1,562	1,558	(21)(23) (28)
	First Lien Secured Debt - Revolver	L+575, 1.00% Floor	12/23/26	1,463	(19)	(16)	(8)(21)(23)
					10,694	10,716
Tax Slayer
MEP-TS Midco, LLC	First Lien Secured Debt	L+600, 1.00% Floor	12/31/26	13,447	13,203	13,312	(9)(28)(29)
	First Lien Secured Debt - Revolver	L+600, 1.00% Floor	12/31/26	1,452	(25)	(15)	(8)(9)(21) (23)
					13,178	13,297
Telnyx
Telnyx LLC	First Lien Secured Debt	L+625, 1.50% Floor	10/21/25	5,250	5,226	5,277	(9)(26)
	First Lien Secured Debt	L+625, 1.50% Floor	10/21/25	3,333	(27)	—	(9)(23)
					5,199	5,277
UpStack
Upstack Holdco Inc.	First Lien Secured Debt	L+600, 1.00% Floor	08/20/27	12,000	11,674	11,670	(9)(29)
	First Lien Secured Debt	L+600, 1.00% Floor	08/20/27	15,000	(199)	(206)	(8)(9)(21) (23)
	First Lien Secured Debt - Revolver	L+600, 1.00% Floor	08/20/27	3,000	(81)	(83)	(8)(9)(20) (21)(23)
					11,394	11,381
		Total High Tech Industries			$362,242	$361,398
Hotel, Gaming, Leisure, Restaurants
Taco Cabana
YTC Enterprises, LLC	First Lien Secured Debt	L+625, 1.00% Floor	08/16/26	$9,992	$9,871	$9,867	(9)(26)
		Total Hotel, Gaming, Leisure, Restaurants			$9,871	$9,867
Insurance
High Street Insurance
High Street Buyer, Inc.	First Lien Secured Debt	L+600, 0.75% Floor	04/14/28	$16,484	$16,174	$16,154	(9)(29)
	First Lien Secured Debt	L+600, 0.75% Floor	04/14/28	13,771	10,073	9,998	(9)(23)(26)
	First Lien Secured Debt - Revolver	L+600, 0.75% Floor	04/16/27	2,203	(41)	(44)	(8)(9)(21) (23)
					26,206	26,108
PGM Holdings Corporation
Turbo Buyer, Inc.	First Lien Secured Debt	L+575, 1.00% Floor	12/02/25	19,327	18,988	19,005	(9)(28)
	First Lien Secured Debt - Revolver	L+575, 1.00% Floor	12/02/25	923	(16)	(15)	(8)(9)(21) (23)
					18,972	18,990
Relation Insurance
AQ Sunshine, Inc.	First Lien Secured Debt	L+600, 1.00% Floor	04/15/25	27,434	26,982	27,417	(9)(28)
	First Lien Secured Debt	L+600, 1.00% Floor	04/15/25	2,996	(56)	(20)	(8)(9)(21) (23)
	First Lien Secured Debt - Revolver	L+600, 1.00% Floor	04/15/24	1,369	350	365	(9)(20)(21) (23)(28)
					27,276	27,762
		Total Insurance			$72,454	$72,860

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2021
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (36)	Fair Value (1)(37)
Manufacturing, Capital Equipment
AVAD, LLC
AVAD, LLC	First Lien Secured Debt - Revolver	L+400, 1.00% Floor	10/02/23	$2,060	$902	$—	(9)(23)(26)
Surf Opco, LLC	First Lien Secured Debt - Revolver	L+400, 1.00% Floor	03/17/26	16,667	10,646	10,646	(9)(20)(21) (23)(26)
	Preferred Equity - Class P-1 Preferred	N/A	N/A	33,333 Shares	3,333	6,667	(9)(13) (16)(25)
	Preferred Equity - Class P-2 Preferred	N/A	N/A	85,164 Shares	8,516	3,195	(9)(13) (16)(25)
	Common Equity - Class A-1 Common	N/A	N/A	3,333 Shares	—	210	(9)(13) (16)(25)
					23,397	20,718
Kauffman
Kauffman Holdco, LLC	Common Equity - Common Stock	N/A	N/A	250,000 Shares	250	55	(9)(13)
Kauffman Intermediate, LLC	First Lien Secured Debt	L+650, 1.00% Floor	05/08/25	16,414	16,215	15,932	(9)(28)
	First Lien Secured Debt - Revolver	L+650, 1.00% Floor	05/08/25	1,243	75	88	(9)(20)(21) (23)(26)
					16,540	16,075
MedPlast Holdings Inc.
Viant Medical Holdings, Inc. (fka MedPlast Holdings, Inc.)	Second Lien Secured Debt	L+775, 0.00% Floor	07/02/26	8,000	7,952	7,546	(26)
		Total Manufacturing, Capital Equipment			$47,889	$44,339
Media – Diversified & Production
New Wave Entertainment
NW Entertainment, Inc.	First Lien Secured Debt	L+700 Cash plus 2.00% PIK, 1.00% Floor	08/16/24	$27,774	$27,471	$27,255	(9)(28)(29)
	First Lien Secured Debt - Revolver	L+700 Cash plus 2.00% PIK, 1.00% Floor	08/16/24	3,078	3,043	3,039	(9)(23) (28)
					30,514	30,294
Nitro World Entertainment
NWE OPCO LP	First Lien Secured Debt	L+650, 2.00% Floor	12/19/22	4,695	4,685	4,695	(9)(26)
Sonar Entertainment
Sonar Entertainment, Inc.	First Lien Secured Debt	L+760, 1.25% Floor	11/15/21	3,611	3,607	2,954	(9)(26)
	First Lien Secured Debt - Revolver	L+760, 1.25% Floor	11/15/21	2,142	2,099	1,752	(9)(23)(26)
					5,706	4,706
		Total Media – Diversified & Production			$40,905	$39,695
Retail
IPS
SI Holdings, Inc.	First Lien Secured Debt	L+600, 1.00% Floor	07/25/25	$31,165	$30,750	$30,619	(9)(28)
	First Lien Secured Debt - Revolver	L+600, 1.00% Floor	07/25/24	3,413	815	812	(9)(21)(23) (28)
		Total Retail			$31,565	$31,431
Telecommunications
IPC Corporation
IPC Corporation	First Lien Secured Debt	P+400, 0.00% Floor	08/15/21	$10,000	$9,995	$10,000	(9)(11)(19) (34)
IPC Information Systems UK Holdings Limited	First Lien Secured Debt	L+650, 1.50% Floor	10/07/21	1,405	1,405	1,405	(9)(17)(28)
					11,400	11,405
Securus Technologies Holdings, Inc.
Securus Technologies Holdings, Inc.	Second Lien Secured Debt	L+825, 1.00% Floor	11/01/25	12,878	12,808	11,590	(28)
		Total Telecommunications			$24,208	$22,995

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2021
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (36)	Fair Value (1)(37)
Transportation – Cargo, Distribution
Beacon Mobility
Beacon Mobility Corp.	First Lien Secured Debt	L+550, 1.00% Floor	05/22/24	$14,023	$10,222	$10,229	(9)(21)(23) (28)
	First Lien Secured Debt - Revolver	L+550, 1.00% Floor	05/22/24	957	(17)	(17)	(8)(9)(21) (23)
					10,205	10,212
Dynamic Product Tankers (Prime), LLC
Dynamic Product Tankers, LLC (5)	Unsecured Debt	L+500, 0.00% Floor	07/31/24	22,000	22,000	22,000	(17)(29)
	Common Equity - Class A Units	N/A	N/A	N/A	49,806	16,125	(13)(17) (24)(25)
					71,806	38,125
Heniff and Superior
Heniff Holdco, LLC	First Lien Secured Debt	L+575, 1.00% Floor	12/03/26	30,609	30,105	29,556	(9)(28)
	First Lien Secured Debt - Revolver	L+575, 1.00% Floor	12/03/24	3,925	1,389	1,354	(9)(20)(21) (23)(28)
					31,494	30,910
MSEA Tankers LLC
MSEA Tankers LLC (5)	Common Equity - Class A Units	N/A	N/A	N/A	53,739	50,604	(17)(18)(25)
		Total Transportation – Cargo, Distribution			$167,244	$129,851
Wholesale
Banner Solutions
Banner Buyer, LLC	First Lien Secured Debt	L+575, 1.00% Floor	10/31/25	$12,360	$12,211	$12,262	(9)(26)
	First Lien Secured Debt	L+575, 1.00% Floor	10/31/25	5,468	2,953	2,973	(9)(21)(23) (26)
	First Lien Secured Debt - Revolver	L+575, 1.00% Floor	10/31/25	1,935	104	114	(9)(21)(23) (26)
Banner Parent Holdings, Inc.	Common Equity - Common Stock	N/A	N/A	6,125 Shares	613	604	(9)(13)
		Total Wholesale			$15,881	$15,953
Total Investments before Cash Equivalents					$2,808,718	$2,612,308
J.P. Morgan U.S. Government Money Market Fund				$23,556	$23,556	$23,556	(22)
Total Investments after Cash Equivalents					$2,832,274	$2,635,864	(6)(7)
____________________

(1)Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (See Note 2 to the financial statements).
(2)Preferred and ordinary shares in Solarplicity UK Holdings Limited are GBP denominated equity investments. Common shares in 1244311 B.C. Ltd. are CAD denominated equity investments.
(3)Denotes investments in which the Company owns greater than 25% of the equity, where the governing documents of each entity preclude the Company from exercising a controlling influence over the management or policies of such entity. The Company does not have the right to elect or appoint more than 25% of the directors or another party has the right to elect or appoint more directors than the Company and has the right to appoint certain members of senior management. Therefore, the Company has determined that these entities are not controlled affiliates. As of September 30, 2021, we had a 100% equity ownership interest in Golden Bear 2016-R, LLC, a collateralized loan obligation, and 27% equity ownership interest in Carbonfree Chemicals SA LLC.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2021
(In thousands, except share data)
(4)Denotes investments in which we are an “Affiliated Person,” as defined in the 1940 Act, due to holding the power to vote or owning 5% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of March 31, 2021 and September 30, 2021 along with transactions during the six months ended September 30, 2021 in these affiliated investments are as follows:

Name of Issuer	Fair Value at March 31, 2021	Gross Additions ●	Gross Reductions ■	Net Change in Unrealized Gains (Losses)	Fair Value at September 30, 2021	Net Realized Gains (Losses)	Interest/Dividend/Other Income
1244311 B.C. Ltd., Common Stock	$1,719	$—	$—	$(623)	$1,096	$—	$—
1244311 B.C. Ltd., Term Loan	3,822	30	(15)	(53)	3,784	—	122
9357-5991 Quebec Inc., Term Loan	—	—	(215)	—	—	215	—
AIC SPV Holdings II, LLC, Preferred Equity	498	—	—	(59)	439	—	54
Carbonfree Chemicals Holdings LLC, Common Stock	25,424	904	—	18,906	45,234	—	—
Carbonfree Chemicals SA LLC, Class B Units	—	—	—	—	—	—	—
Golden Bear 2016-R, LLC, Membership Interests	11,289	25	—	(519)	10,795	—	595
GSC Technologies Inc., Term Loan	—	216	—	(14)	202	—	5
KLO Acquisition LLC, Term Loan	—	—	(327)	1	—	326	—
Pelican Energy, LLC, Common Stock	2,170	—	—	—	2,170	—	—
Renew Financial LLC (f/k/a Renewable Funding, LLC), Series B Preferred Stock	42	—	—	(42)	—	—	—
Renew Financial LLC (f/k/a Renewable Funding, LLC), Series D Preferred Stock	28	—	—	(28)	—	—	—
Renew Financial LLC (f/k/a Renewable Funding, LLC), Series E Preferred Stock	5,106	—	—	(112)	4,994	—	—
Renew JV LLC, Membership Interests	776	—	(123)	(24)	629	—	—
	$50,874	$1,175	$(680)	$17,433	$69,343	$541	$776
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

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2021
(In thousands, except share data)
(5)Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Fair value as of March 31, 2021 and September 30, 2021 along with transactions during the six months ended September 30, 2021 in these controlled investments are as follows:

Name of Issuer	Fair Value at March 31, 2021	Gross Additions ●	Gross Reductions ■	Net Change in Unrealized Losses	Fair Value at September 30, 2021	Net Realized Losses	Interest/Dividend/Other Income
Majority Owned Company
ChyronHego Corporation, Preferred Equity	$6,151	$1	$—	$312	$6,464	$—	$—
ChyronHego Corporation, Revolver	2,226	3,550	—	60	5,836	—	98
ChyronHego Corporation, Term Loan	81,676	642	504	119	82,941	—	3,284
Dynamic Product Tankers, LLC, Common Stock	25,528	—	—	(9,403)	16,125	—	—
Dynamic Product Tankers, LLC, Unsecured Term Loan	22,000	—	—	—	22,000	—	569
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.), Common Stock	—	—	—	—	—	—	—
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.), Term Loan	8,111	—	(998)	18,736	4,922	(20,927)	—
Merx Aviation Finance, LLC, Letter of Credit	—	—	—	—	—	—	—
Merx Aviation Finance, LLC, Membership Interests	125,061	—	(84,500)	(741)	39,820	—	—
Merx Aviation Finance, LLC, Revolver	190,500	84,500	—	—	275,000	—	11,681
MSEA Tankers LLC, Class A Units	57,028	—	(3,922)	(2,502)	50,604		2,059
Controlled Company
SHD Oil & Gas, LLC, Series C Units	—	44,065	—	(37,325)	6,740	—	—
SHD Oil & Gas, LLC, Series A Units	—	—	—	—	—	—	—
SHD Oil & Gas, LLC, Tranche A Note	9,899	—	(44,065)	34,159	—	7
SHD Oil & Gas, LLC, Tranche B Note	—	—	—	44,380	—	(44,380)	—
SHD Oil & Gas, LLC, Tranche C Note	25,470	—	—	—	25,470	—	1,509
	$553,650	$132,758	$(132,981)	$47,795	$535,922	$(65,300)	$19,200
____________________
● Gross additions includes increases in the basis of investments resulting from new portfolio investments, payment-in-kind interest or dividends, the accretion of discounts, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
■ Gross reductions includes decreases in the basis of investments resulting from principal collections related to investment repayments or sales, the amortization of premiums, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
    As of September 30, 2021, the Company had a 85%, 96%, 100%, 98% and 38% equity ownership interest in Dynamic Product Tankers, LLC; Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.); Merx Aviation Finance, LLC; MSEA Tankers, LLC; and SHD Oil & Gas, LLC (f/k/a Spotted Hawk Development LLC), respectively.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2021
(In thousands, except share data)
(6)Aggregate gross unrealized gain and loss for federal income tax purposes is $57,927 and $274,993, respectively. Net unrealized loss is $217,066 based on a tax cost of $2,852,930.
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
(11)The maturity date for this investment was August 15, 2021. The investment’s principal and accrued interest was paid down subsequent September 30, 2021.
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
(17)Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of September 30, 2021, non-qualifying assets represented approximately 14.11% of the total assets of the Company.
(18)As of September 30, 2021, MSEA Tankers, LLC had various classes of limited liability interests outstanding of which the Company holds Class A-1 and Class A-2 units which are identical except that Class A-1 unit is voting and Class A-2 unit is non-voting. The units entitle the Company to appoint two out of three managers to the board of managers.
(19)Denoted security is currently accruing additional penalty interest above the stated rate.
(20)As of September 30, 2021, there were letters of credit issued and outstanding through the Company under this first lien senior secured revolving loan
(21)The undrawn portion of these committed revolvers and delayed draw term loans includes a commitment and unused fee rate
(22)This security is included in the Cash and Cash Equivalents on the Statements of Assets and Liabilities.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2021
(In thousands, except share data)
(23)As of September 30, 2021, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 8 to the financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit **	Undrawn Commitment
A&V Holdings Midco, LLC	$1,505	$—	$—	$1,505
Activ Software Holdings, LLC	2,407	—	—	2,407
Akoya Biosciences, Inc.	1,500	—	—	1,500
Amerivet Partners Management, Inc.	806	—	—	806
AMI US Holdings Inc.	2,907	1,163	—	1,744
Analogic Corporation	1,826	—	—	1,826
AQ Sunshine, Inc.	4,365	365	30	3,970
AVAD, LLC	2,060	2,060	—	—
Banner Buyer, LLC	4,387	129	—	4,258
Beacon Mobility Corp.	4,502	—	—	4,502
Berner Food & Beverage, LLC	2,881	576	—	2,305
Big Buyer, LLC	2,806	—	—	2,806
Bird US Opco, LLC	10,400	—	—	10,400
BK Medical Holding Company, Inc.	783	—	—	783
CC SAG Holdings Corp.	3,566	—	—	3,566
Cerus Corporation	5,500	181	—	5,319
ChyronHego Corporation	6,000	5,956	—	44
Claritas, LLC	1,031	77	—	954
Club Car Wash Operating, LLC	14,463	—	—	14,463
Compu-Link Corporation	2,273	—	—	2,273
Continuum Global Solutions, LLC	20,000	3,027	—	16,973
Destiny Solutions U.S., Inc.	4,267	—	—	4,267
Digital.ai Software Holdings, Inc.	2,419	403	—	2,016
EHL Merger Sub, LLC	4,155	—	—	4,155
Eldrickco Limited*	5,766	465	—	5,301
EmpiRx Health LLC	909	—	—	909
ERC Finance, LLC	4,000	278	376	3,346
Erickson Inc	36,000	30,311	1,513	4,176
First Heritage Credit, LLC	12,000	1,946	—	10,054
Flock SPV I, LLC	8,000	—	—	8,000
Florida Food Products, LLC	1,712	342	—	1,370
FPG Services, LLC	6,811	—	—	6,811
Gabriel Partners, LLC	665	—	—	665
GB001, Inc.	24,000	—	—	24,000
Genesis Healthcare, Inc.	91,957	—	—	91,957
Go Car Wash Management Corp.	3,725	292	—	3,433
Graffiti Buyer, Inc.	3,920	—	—	3,920
Gutter Buyer, Inc.	2,727	—	53	2,674
Heniff Holdco, LLC	3,925	1,439	355	2,131
High Street Buyer, Inc.	5,701	—	—	5,701
Hive Intermediate, LLC	2,326	465	—	1,861
HSI HALO Acquisition, Inc.	813	135	—	678
IMA Group Management Company, LLC	5,978	260	—	5,718
Jacent Strategic Merchandising	3,500	2,567	—	933
JF Acquisition, LLC	1,569	941	—	628
Kauffman Intermediate, LLC	1,243	124	155	964
KDC US Holdings	6,020	4,892	40	1,088
Kindeva Drug Delivery L.P.	167	73	—	94
KL Charlie Acquisition Company	3,066	—	—	3,066

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2021
(In thousands, except share data)

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit **	Undrawn Commitment
Kure Pain Holdings, Inc.	2,654	—	—	2,654
Lash OpCo, LLC	1,503	241	—	1,262
LendingPoint LLC	15,431	5,140	—	10,291
Lifelong Learner Holdings, LLC	5,373	2,982	—	2,391
Liqui-Box Holdings, Inc.	3,560	3,394	78	88
Magnate Holding Corp.	3,089	3,089	—	—
Mannkind Corporation	30,000	—	—	30,000
Margaux Acquisition Inc.	1,601	229	—	1,372
Margaux UK Finance Limited*	729	—	—	729
Marlin DTC-LS Midco 2, LLC	685	—	—	685
Maxor National Pharmacy Services, LLC	1,558	—	—	1,558
Medical Guardian, LLC	11,429	—	—	11,429
MEP-TS Midco, LLC	1,452	—	—	1,452
Merx Aviation Finance, LLC	275,177	275,000	177	—
Midwest Vision Partners Management, LLC	786	—	—	786
Momentx Corporation	1,257	—	—	1,257
Naviga Inc. (fka Newscycle Solutions, Inc.)	500	280	—	220
Nemo (BC) Bidco Pty Ltd*	168	—	—	168
New Era Technology, Inc.	5,210	—	—	5,210
Norvax, LLC	3,182	398	—	2,784
NW Entertainment, Inc.	3,000	3,000	—	—
Olaplex, Inc.	2,300	—	—	2,300
Orchard Therapeutics PLC	22,333	—	—	22,333
Ortega National Parks, LLC	7,568	—	—	7,568
Pace Health Companies, LLC	1,075	—	105	970
Papershop Holdco Inc.	3,082	1,792	—	1,290
Paragon 28, Inc.	9,500	1,607	—	7,893
Partner Therapeutics, Inc	1,000	179	—	821
PHS Buyer, Inc.	2,000	—	—	2,000
Project Comfort Buyer, Inc.	3,462	1,154	—	2,308
Protein For Pets Opco, LLC	2,219	—	—	2,219
Pro-Vigil Holding Company, LLC	1,067	—	—	1,067
Purchasing Power Funding I, LLC	9,113	—	—	9,113
Radius Health, Inc.	5,833	—	—	5,833
RiteDose Holdings I, Inc.	2,000	—	—	2,000
Royton Bidco Limited*	3,051	—	—	3,051
Sequential Brands Group, Inc.	402	—	—	402
SI Holdings, Inc.	3,413	853	—	2,560
Simeio Group Holdings, Inc.	6,346	—	—	6,346
Simplifi Holdings, Inc.	2,400	—	—	2,400
Sirsi Corporation	429	—	—	429
Sonar Entertainment, Inc.	2,142	2,142	—	—
Sontiq, Inc.	833	—	—	833
Springbrook Holding Company, LLC	3,951	—	—	3,951
Surf Opco, LLC	16,667	10,646	333	5,688
Telesoft Holdings, LLC	2,273	—	—	2,273
Telnyx LLC	3,333	—	—	3,333
Ten-X, LLC	4,680	4,680	—	—
TGG TS Acquisition Company	1,750	—	—	1,750
The Emmes Company, LLC	2,449	—	—	2,449
THLP CO. LLC	4,494	449	79	3,966
TNT Crust LLC	3,252	1,951	—	1,301
Truck-Lite Co., LLC	3,052	—	105	2,947
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2021
(In thousands, except share data)

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit **	Undrawn Commitment
Turbo Buyer, Inc.	923	—	—	923
U.S. Auto Finance, Inc.	28,733	4,535	—	24,198
Ultimate Baked Goods Midco LLC	3,243	527	318	2,398
Unchained Labs, LLC	5,565	—	—	5,565
Upstack Holdco Inc.	18,000	—	110	17,890
USLS Acquisition, Inc.	1,608	—	100	1,508
Westfall Technik, Inc.	2,019	1,885	—	134
Wildcat BuyerCo, Inc.	2,754	—	—	2,754
Total Commitments	$911,967	$384,620	$3,927	$523,420
____________________
* These investments are in a foreign currency and the total commitment has been converted to USD using the September 30, 2021 exchange rate.
** For all letters of credit issued and outstanding on September 30, 2021, $799 will expire in 2021 and $3,128 will expire in 2022.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2021
(In thousands, except share data)
(24)As of September 30, 2021, Dynamic Product Tankers, LLC had various classes of limited liability interests outstanding of which the Company holds Class A-1 and Class A-3 units which are identical except that Class A-1 unit is voting and Class A-3 unit is non-voting. The units entitle the Company to appoint three out of five managers to the board of managers.
(25)Securities that are exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2021, the aggregate fair value of these securities is $186,726 or 18% of the Company's net assets. The acquisition dates of the restricted securities are as follows:

Issuer	Investment Type	Acquisition Date
1244311 B.C. Ltd.	Common Equity - Common Stock	9/30/2020
AIC SPV Holdings II, LLC	Preferred Equity - Preferred Stock	6/1/2017
Carbonfree Chemicals Holdings LLC	Common Equity - Common Equity / Interest	11/19/2019
Carbonfree Chemicals SA LLC	Common Equity - Class B Units	11/19/2019
ChyronHego Corporation	Preferred Equity - Preferred Equity	12/29/2020
Dynamic Product Tankers, LLC	Common Equity - Class A Units	4/3/2015
FCP-Hive Holdings, LLC	Common Equity - Common Stock	9/22/2021
FCP-Hive Holdings, LLC	Preferred Equity - Preferred Stock	9/22/2021
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.)	Common Equity - Common Stock	3/29/2016
Graffiti Parent, LP	Common Equity - Common Stock	8/10/2021
KL Charlie Co-Invest, L.P.	Common Equity - Common Stock	12/29/2020
Merx Aviation Finance, LLC	Common Equity - Membership Interests	5/22/2013
MSEA Tankers LLC	Common Equity - Class A Units	12/12/2014
Pelican Energy, LLC	Common Equity - Membership Interests	2/16/2016
Renew Financial LLC (f/k/a Renewable Funding, LLC)	Preferred Equity - Series E Preferred Stock	12/23/2020
Renew Financial LLC (f/k/a Renewable Funding, LLC)	Preferred Equity - Series D Preferred Stock	10/1/2015
Renew Financial LLC (f/k/a Renewable Funding, LLC)	Preferred Equity - Series B Preferred Stock	4/9/2014
Renew JV LLC	Common Equity - Membership Interests	3/20/2017
RMCF IV CIV XXXV, L.P.	Common Equity/Partnership Interests	6/8/2021
SHD Oil & Gas, LLC	Common Equity - Series A Units	11/18/2016
SHD Oil & Gas, LLC	Common Equity - Series C Units	9/30/2021
Surf Opco, LLC	Preferred Equity - Class P-1 Preferred	3/17/2021
Surf Opco, LLC	Preferred Equity - Class P-2 Preferred	3/17/2021
Surf Opco, LLC	Preferred Equity - Class A-1 Preferred	3/17/2021
(26)The interest rate on these loans is subject to 1 month LIBOR, which as of September 30, 2021 was 0.08%
(27)The interest rate on these loans is subject to 2 months LIBOR, which as of September 30, 2021 was 0.11%
(28)The interest rate on these loans is subject to 3 months LIBOR, which as of September 30, 2021 was 0.13%
(29)The interest rate on these loans is subject to 6 months LIBOR, which as of September 30, 2021 was 0.16%
(30)The interest rate on these loans is subject to 12 months LIBOR, which as of September 30, 2021 was 0.24%
(31)The interest rate on these loans is subject to 3 months GBP LIBOR, which as of September 30, 2021 was 0.08%
(32)The interest rate on these loans is subject to 6 months GBP LIBOR, which as of September 30, 2021 was 0.17%
(33)The interest rate on these loans is subject to 3 months BBSW, which as of September 30, 2021 was (0.03)%
(34)The interest rate on these loans is subject to Prime, which as of September 30, 2021 was 3.25%
(35)The interest rate on these loans is subject to 3 months EURIBOR, which as of September 30, 2021 was (0.55)%

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2021
(In thousands, except share data)
(36)The following shows the composition of the Company’s portfolio at cost by control designation, investment type and industry as of September 30, 2021:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Non-Controlled/Non-Affiliated Investments
Advertising, Printing & Publishing	$59,376	$—	$—	$—	$—	$219	$—	$59,595
Aerospace & Defense	30,255	—	—	—	—	—	—	30,255
Automotive	46,639	23,573	—	—	—	350	—	70,562
Aviation and Consumer Transport	17,202	—	—	—	—	—	—	17,202
Beverage, Food & Tobacco	148,644	—	—	—	448	2,207	—	151,299
Business Services	218,121	77,591	—	—	89	1,676	—	297,477
Chemicals, Plastics & Rubber	22,965	—	—	—	—	—	—	22,965
Construction & Building	28,158	—	—	—	—	500	—	28,658
Consumer Goods – Durable	14,943	—	—	—	—	107	—	15,050
Consumer Goods – Non-durable	104,373	12,606	—	—	462	—	—	117,441
Consumer Services	150,909	—	—	—	—	—	—	150,909
Diversified Investment Vehicles, Banking, Finance, Real Estate	45,182	—	—	—	—	—	—	45,182
Education	36,255	—	—	—	—	—	—	36,255
Energy – Electricity	7,357	—	—	—	5,623	4	—	12,984
Environmental Industries	9,186	—	—	—	—	—	—	9,186
Healthcare & Pharmaceuticals	389,728	19,556	—	—	333	1,064	211	410,892
High Tech Industries	266,496	—	—	—	—	1,000	—	267,496
Hotel, Gaming, Leisure, Restaurants	9,871	—	—	—	—	—	—	9,871
Insurance	72,454	—	—	—	—	—	—	72,454
Manufacturing, Capital Equipment	27,837	7,952	—	—	11,850	250	—	47,889
Media – Diversified & Production	40,905	—	—	—	—	—	—	40,905
Retail	31,565	—	—	—	—	—	—	31,565
Telecommunications	11,400	12,808	—	—	—	—	—	24,208
Transportation – Cargo, Distribution	41,699	—	—	—	—	—	—	41,699
Wholesale	15,268	—	—	—	—	613	—	15,881
Total Non-Controlled/ Non-Affiliated Investments	$1,846,788	$154,086	$—	$—	$18,805	$7,990	$211	$2,027,880
Non-Controlled/Affiliated Investments
Chemicals, Plastics & Rubber	$—	$—	$—	$—	$—	$78,729	$—	$78,729
Consumer Goods – Durable	4,240	—	—	—	—	1,000	—	5,240
Diversified Investment Vehicles, Banking, Finance, Real Estate	—	—	—	16,837	—	—	—	16,837
Energy – Electricity	—	—	—	—	16,347	548	—	16,895
Energy – Oil & Gas	—	—	—	—	—	16,764	—	16,764
Total Non-Controlled/Affiliated Investments	$4,240	$—	$—	$16,837	$16,347	$97,041	$—	$134,465
Controlled Investments
Aviation and Consumer Transport	$275,000	$—	$—	$—	$—	$35,800	$—	$310,800
Energy – Oil & Gas	24,727	15,000	—	—	—	75,555	—	115,282
High Tech Industries	88,746	—	—	—	6,000	—		94,746
Transportation – Cargo, Distribution	—	—	22,000	—	—	103,545	—	125,545
Total Controlled Investments	$388,473	$15,000	$22,000	$—	$6,000	$214,900	$—	$646,373
Total	$2,239,501	$169,086	$22,000	$16,837	$41,152	$319,931	$211	$2,808,718

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2021
(In thousands, except share data)
(37)The following shows the composition of the Company’s portfolio at fair value by control designation, investment type and industry as of September 30, 2021:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total	% of Net Assets
Non-Controlled / Non-Affiliated Investments
Advertising, Printing & Publishing	$60,048	$—	$—	$—	$—	$335	$—	$60,383	5.8%
Aerospace & Defense	29,843	—	—	—	—	—	—	29,843	2.9%
Automotive	46,184	22,220	—	—	—	382	—	68,786	6.6%
Aviation and Consumer Transport	17,267	—	—	—	—	—	—	17,267	1.7%
Beverage, Food & Tobacco	149,167	—	—	—	448	2,700	—	152,315	14.7%
Business Services	217,755	67,674	—	—	89	1,911	—	287,429	27.7%
Chemicals, Plastics & Rubber	22,724	—	—	—	—	—	—	22,724	2.2%
Construction & Building	27,917	—	—	—	—	1,105	—	29,022	2.8%
Consumer Goods – Durable	15,227	—	—	—	—	573	—	15,800	1.5%
Consumer Goods – Non-durable	104,353	11,545	—	—	258	—	—	116,156	11.2%
Consumer Services	151,177	—	—	—	—	—	—	151,177	14.5%
Diversified Investment Vehicles, Banking, Finance, Real Estate	45,235	—	—	—	—	—	—	45,235	4.3%
Education	40,223	—	—	—	—	—	—	40,223	3.9%
Energy – Electricity	2,166	—	—	—	—	—	—	2,166	0.2%
Environmental Industries	8,881	—	—	—	—	—	—	8,881	0.9%
Healthcare & Pharmaceuticals	391,738	19,654	—	—	348	1,720	1,757	415,217	40.0%
High Tech Industries	264,848	—	—	—	—	1,309	—	266,157	25.6%
Hotel, Gaming, Leisure, Restaurants	9,867	—	—	—	—	—	—	9,867	0.9%
Insurance	72,860	—	—	—	—	—	—	72,860	7.0%
Manufacturing, Capital Equipment	26,666	7,546	—	—	9,862	265	—	44,339	4.3%
Media – Diversified & Production	39,695	—	—	—	—	—	—	39,695	3.8%
Retail	31,431	—	—	—	—	—	—	31,431	3.0%
Telecommunications	11,405	11,590	—	—	—	—	—	22,995	2.2%
Transportation – Cargo, Distribution	41,122	—	—	—	—	—	—	41,122	4.0%
Wholesale	15,349	—	—	—	—	604	—	15,953	1.5%
Total Non-Controlled / Non-Affiliated Investments	$1,843,148	$140,229	$—	$—	$11,005	$10,904	$1,757	$2,007,043	193.2%
% of Net Assets	177.4%	13.5%	—%	—%	1.1%	1.0%	0.2%	193.2%
Non-Controlled / Affiliated Investments
Chemicals, Plastics & Rubber	$—	$—	$—	$—	$—	$45,234	$—	$45,234	4.3%
Consumer Goods – Durable	3,986	—	—	—	—	1,096	—	5,082	0.5%
Diversified Investment Vehicles, Banking, Finance, Real Estate	—	—	—	10,794	—	—	—	10,794	1.0%
Energy – Electricity	—	—	—	—	5,434	629	—	6,063	0.6%
Energy – Oil & Gas	—	—	—	—	—	2,170	—	2,170	0.2%
Total Non-Controlled / Affiliated Investments	$3,986	$—	$—	$10,794	$5,434	$49,129	$—	$69,343	6.6%
% of Net Assets	0.4%	—%	—%	1.0%	0.5%	4.7%	—%	6.6%
Controlled Investments
Aviation and Consumer Transport	$275,000	$—	$—	$—	$—	$39,820	$—	$314,820	30.3%
Energy – Oil & Gas	25,470	4,922	—	—	—	6,740	—	37,132	3.6%
High Tech Industries	88,777	—	—	—	6,464	—	—	95,241	9.2%
Transportation – Cargo, Distribution	—	—	22,000	—	—	66,729	—	88,729	8.5%
Total Controlled Investments	$389,247	$4,922	$22,000	$—	$6,464	$113,289	$—	$535,922	51.6%
% of Net Assets	37.5%	0.5%	2.1%	—%	0.6%	10.9%	—%	51.6%
Total	$2,236,381	$145,151	$22,000	$10,794	$22,903	$173,322	$1,757	$2,612,308	251.4%
% of Net Assets	215.3%	14.0%	2.1%	1.0%	2.2%	16.6%	0.2%	251.4%

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2021
(In thousands, except share data)

Industry Classification	Percentage of Total Investments (at Fair Value) as of September 30, 2021
Healthcare & Pharmaceuticals	15.9%
High Tech Industries	13.8%
Aviation and Consumer Transport	12.7%
Business Services	11.0%
Beverage, Food & Tobacco	5.8%
Consumer Services	5.8%
Transportation – Cargo, Distribution	5.0%
Consumer Goods – Non-durable	4.5%
Insurance	2.8%
Automotive	2.7%
Chemicals, Plastics & Rubber	2.6%
Advertising, Printing & Publishing	2.3%
Diversified Investment Vehicles, Banking, Finance, Real Estate	2.1%
Manufacturing, Capital Equipment	1.7%
Education	1.6%
Media – Diversified & Production	1.5%
Energy – Oil & Gas	1.5%
Retail	1.2%
Aerospace & Defense	1.1%
Construction & Building	1.1%
Telecommunications	0.9%
Consumer Goods – Durable	0.8%
Wholesale	0.6%
Hotel, Gaming, Leisure, Restaurants	0.4%
Environmental Industries	0.3%
Energy – Electricity	0.3%
Total Investments	100.0%

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

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2021
(In thousands, except share data)
(27) The following shows the composition of the Company’s portfolio at fair value by control designation, investment type and industry as of March 31,2021:

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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share and per share data)

Note 1. Organization
Apollo Investment Corporation (the “Company,” “Apollo Investment,” “AIC,” “we,” “us,” or “our”), a Maryland corporation incorporated on February 2, 2004, is a closed-end, externally managed, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We commenced operations on April 8, 2004 receiving net proceeds of $870,000 from our initial public offering by selling 62 million shares of common stock at a price of $15.00 per share (20.7 million shares at a price of $45.00 per share adjusted for the one-for-three reverse stock split). Since then, and through September 30, 2021, we have raised approximately $2,210,067 in net proceeds from additional offerings of common stock and repurchased common stock for $231,004.
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
Cash and cash equivalents are carried at cost which approximates fair value. Cash equivalents held as of September 30, 2021 was $23,556. Cash equivalents held as of March 31, 2021 was $50,180.
Collateral on Option Contracts
Collateral on option contracts represents restricted cash held by our counterparty as collateral against our derivative instruments until such contracts mature or are settled upon per agreement of buyer and seller of the contract. In accordance with Accounting Standards Update No. 2016-18, Statement of Cash Flows: Restricted Cash, the Statements of Cash Flows outline the changes in cash, including both restricted and unrestricted cash, cash equivalents and foreign currencies. As of September 30, 2021 and March 31, 2021 the Company did not hold any derivative contracts.
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)
Investments determined by these valuation procedures which have a fair value of less than $1 million during the prior fiscal quarter may be valued based on inputs identified by the Investment Adviser without the necessity of obtaining valuation from an independent valuation firm, if once annually an independent valuation firm using the procedures described herein provides an independent assessment of value. Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. During the six months ended September 30, 2021, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.
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
As of September 30, 2021 and March 31, 2021, the Company did not hold any derivative contracts.
Offsetting Assets and Liabilities
The Company has elected not to offset cash collateral against the fair value of derivative contracts. The fair values of these derivatives are presented on a gross basis, even when derivatives are subject to master netting agreements.

As of September 30, 2021 and March 31, 2021, the Company did not hold any derivative contracts.

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
Federal and State Income Taxes
We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must (among other requirements) meet certain source-of-income and asset diversification requirements and timely distribute to its stockholders at least 90% of its investment company taxable income as defined by the Code, for each year. The Company (among other requirements) has made and intends to continue to make the requisite distributions to its stockholders, which will generally relieve the Company from corporate-level income taxes. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to stockholders through September 30, 2021 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ending March 31, 2022. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividend and distributions and other permanent book and tax difference are reclassified to paid-in capital.
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
We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the financial statements. As of September 30, 2021, there were no uncertain tax positions and no amounts accrued for interest or penalties. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our tax returns for each of our federal tax years since 2018 remain subject to examination by the Internal Revenue Service.
Retroactive Adjustments for Common Stock Reverse Split
The Company’s Board of Directors approved a one-for-three reverse stock split of the Company’s common stock on October 30, 2018, which was effective as of close of business as of November 30, 2018 (the “Reverse Stock Split”). All common share and common per share amounts in the financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this reverse stock split.

Recent Accounting Pronouncements
In March 2020, the FASB issued Accounting Standards Update No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. ASU 2020-04 is effective for all entities through December 31, 2022. The Company is evaluating the potential impact that the adoption of this guidance will have on the Company’s financial statements.
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

For accounting purposes only, we are required under GAAP to accrue a theoretical capital gains incentive fee based upon net realized capital gains and unrealized capital gain and loss on investments held at the end of each period. The accrual of this theoretical capital gains incentive fee assumes all unrealized capital gain and loss is realized in order to reflect a theoretical capital gains incentive fee that would be payable to the Investment Adviser at each measurement date. There was no accrual for theoretical capital gains incentive fee for the three and six months ended September 30, 2021 and 2020. It should be noted that a fee so calculated and accrued would not be payable under the Investment Advisers Act of 1940 (the “Advisers Act”) or the investment advisory management agreement, and would not be paid based upon such computation of capital gains incentive fees in subsequent periods. Amounts actually paid to the Investment Adviser will be consistent with the Advisers Act and formula reflected in the investment advisory management agreement which specifically excludes consideration of unrealized capital gain.
For the three and six months ended September 30, 2021, the Company recognized $9,158 and $17,972 respectively, of management fees, and $5,271 and $5,271, respectively, of incentive fees before impact of waived fees. For the three and six months ended September 30, 2020, the Company recognized $9,262 and $18,786 respectively, of management fees, and $0 and $0, respectively, of incentive fees before impact of waived fees. For the three and six months ended September 30, 2021 and 2020, no management fees were waived (as not applicable) and no incentive fees were waived.
As of September 30, 2021 and March 31, 2021, management and performance-based incentive fees payable were $14,282 and $8,666, respectively.

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

For the three and six months ended September 30, 2021, the performance-based incentive fee offset was $147 & $147. For three and six months ended September 30, 2020, there was no performance-based incentive fee offset.
Administration Agreement with AIA
The Company has also entered into an administration agreement with the Administrator (the “Administration Agreement”) under which AIA provides administrative services for the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator and requested to be reimbursed by the Administrator in performing its obligations under the Administration Agreement. The expenses include rent and the Company’s allocable portion of compensation and other related expenses for its Chief Financial Officer, Chief Legal Officer and Chief Compliance Officer and their respective staffs. For the three and six months ended September 30, 2021, the Company recognized administrative services expense under the Administration Agreement of $1,715 and $2,985, respectively. For the three and six months ended September 30, 2020, the Company recognized administrative services expense under the Administration Agreement of $1,201 and $2,389, respectively. There was no payable to AIA and its affiliates for expenses paid on our behalf as of September 30, 2021 and March 31, 2021.
Administrative Service Expense Reimbursement
Merx Aviation Finance, LLC (“Merx”), a wholly-owned portfolio company of the Company, has entered into an administration agreement with the Administrator (the “Merx Administration Agreement”) under which AIA provides administrative services to Merx and several Merx managed entities. For the three and six months ended September 30, 2021, the Company recognized administrative service expense reimbursements of $75 and $150, respectively, under the Merx Administration Agreement. For the three and six months ended September 30, 2020, the Company recognized administrative service expense reimbursements of $76 and $150, respectively.
Debt Expense Reimbursements
The Company has also entered into debt expense reimbursement agreements with Merx and several other portfolio companies which will reimburse the Company for reasonable out-of-pocket expenses incurred, including any interest, fees or other amounts incurred by the Company in connection with letters of credit issued on their behalf. For the three and six months ended September 30, 2021, the Company recognized debt expense reimbursements of $1 and $2, respectively, under the debt expense reimbursement agreements. For the three and six months ended September 30, 2020, the Company recognized debt expense reimbursements of $24 and $60, respectively, under the debt expense reimbursement agreements.

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
As of September 30, 2021, the Company’s co-investment holdings were 68% of the portfolio or $1,766,039, measured at fair value. On a cost basis, 63% of the portfolio or $1,762,540 were co-investments. As of March 31, 2021, the Company’s co-investment holdings were 63% of the portfolio or $1,542,275, measured at fair value. On a cost basis, 57% of the portfolio or $1,545,567 were co-investments.
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
On July 1, 2021, $84,500 of the Merx common equity held by the Company was converted into the Merx first lien secured revolver. The balance of the Merx revolver as of September 30, 2021 was $275,000.
Note 4. Earnings Per Share
The following table sets forth the computation of earnings (loss) per share (“EPS”), pursuant to ASC 260-10, for the three and six months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Basic Earnings (Loss) Per Share
Net increase (decrease) in net assets resulting from operations	$25,441	$33,289	$57,584	$36,283
Weighted average shares outstanding	65,031,131	65,259,176	65,115,530	65,259,176
Basic earnings (loss) per share	$0.39	$0.51	$0.88	$0.56

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)
Note 5. Investments
Fair Value Measurement and Disclosures
The following table shows the composition of our investment as of September 30, 2021, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$2,239,501	$2,236,381	$—	$—	$2,236,381
Second Lien Secured Debt	169,086	145,151	—	—	145,151
Unsecured Debt	22,000	22,000	—	—	22,000
Structured Products and Other	16,837	10,794	—	—	10,794
Preferred Equity	41,152	22,903	—	—	22,903
Common Equity/Interests	319,931	173,322	—	411	172,911
Warrants	211	1,757	—	—	1,757
Total Investments before Cash Equivalents	$2,808,718	$2,612,308	$—	$411	$2,611,897
Money Market Fund	$23,556	$23,556	$23,556	$—	$—
Total Cash Equivalents	$23,556	$23,556	$23,556	$—	$—
Total Investments after Cash Equivalents	$2,832,274	$2,635,864	$23,556	$411	$2,611,897
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)
The following table shows changes in the fair value of our Level 3 investments during the three months ended September 30, 2021:

	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Fair value as of June 30, 2021	$2,000,093	$175,938	$22,000	$11,675	$22,279	$247,787	$1,851	$2,481,623
Net realized gains (losses)	(42,724)	(19,805)	—	—	—	—	—	(62,529)
Net change in unrealized gains (losses)	76,199	23,643	—	(906)	175	(34,602)	(94)	64,415
Net amortization on investments	2,592	334	—	—	—	—	—	2,926
Purchases, including capitalized PIK (3)	374,815	—	—	25	449	44,312	—	419,601
Sales (3)	(174,594)	(34,959)	—	—	—	(84,586)	—	(294,139)
Transfers out of Level 3 (1)	—	—	—	—	—	—	—	—
Transfers into Level 3 (1)	—	—	—	—	—	—	—	—
Fair value as of September 30, 2021	$2,236,381	$145,151	$22,000	$10,794	$22,903	$172,911	$1,757	$2,611,897

Net change in unrealized gains (losses) on Level 3 investments still held as of September 30, 2021	$2,025	$5,155	$—	$(898)	$175	$(1,336)	$(94)	$5,027
The following table shows changes in the fair value of our Level 3 investments during the six months ended September 30, 2021:

	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Fair value as of March 31, 2021	$1,907,807	$237,609	$22,000	$11,289	$22,537	$245,830	$1,595	$2,448,667
Net realized gains (losses)	(42,444)	(19,805)	—	—	—	—	—	(62,249)
Net change in unrealized gains (losses)	84,476	17,891	—	(520)	(82)	(30,685)	162	71,242
Net amortization on investments	6,949	1,645	—	—	—	—	—	8,594
Purchases, including capitalized PIK (3)	669,328	487	—	25	448	46,312	—	716,600
Sales (3)	(379,017)	(92,676)	—	—	—	(88,546)	—	(560,239)
Transfers out of Level 3 (1)	(10,718)	—	—	—	—	—	—	(10,718)
Transfers into Level 3 (1)	—	—	—	—	—	—	—	—
Fair value as of September 30, 2021	$2,236,381	$145,151	$22,000	$10,794	$22,903	$172,911	$1,757	$2,611,897

Net change in unrealized gains (losses) on Level 3 investments still held as of September 30, 2021	$5,046	$1,352	$—	$(512)	$(82)	$3,699	$162	$9,665
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
(2)Includes unfunded commitments measured at fair value of $(4,933).
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)
The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of September 30, 2021 and March 31, 2021. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.
The unobservable inputs used in the fair value measurement of our Level 3 investments as of September 30, 2021 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range		Weighted Average (1)
First Lien Secured Debt	$275,000	Discounted Cash Flow	Discount Rate	12.0%	12.0%	12.0%
		Residual Value	Residual Value	N/A	N/A	N/A
	19,855	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
		Market Comparable Technique	Comparable Multiple	1.5x	1.5x	1.5x
	129,511	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	25,470	Recovery Analysis	Commodity Price	$63.50	$68.70	$66.17
	398	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
	4,706	Recovery Analysis	Sale Proceeds	N/A	N/A	N/A
	1,781,441	Yield Analysis	Discount Rate	3.7%	39.3%	8.3%
Second Lien Secured Debt	9,272	Market Comparable Technique	Comparable Multiple	12.9x	12.9x	12.9x
	4,922	Recovery Analysis	Recoverable Amount	$66.50	$72.00	$69.25
		Recent Transaction	Recent Transaction	N/A	N/A	N/A
	11,545	Recovery Analysis	Sale Proceeds	N/A	N/A	N/A
	119,412	Yield Analysis	Discount Rate	9.3%	13.6%	11.1%
Unsecured Debt	22,000	Discounted Cash Flow	Discount Rate	15.8%	15.8%	15.8%
		Residual Value	Residual Value	N/A	N/A	N/A
Structured Products and Other	10,794	Discounted Cash Flow	Discount Rate	8.5%	8.5%	8.5%
Preferred Equity	440	Discounted Cash Flow	Discount Rate	8.8%	8.8%	8.8%
	16,943	Market Comparable Technique	Comparable Multiple	1.9x	9.8x	9.4x
	4,994	Option Pricing Model	Expected Volatility	75.0%	75.0%	75.0%
	448	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	78	Residual Value	Residual Value	N/A	N/A	N/A
	—	Yield Analysis	Discount Rate	39.3%	39.3%	39.3%
Common Equity/Interests	629	Discounted Cash Flow	Discount Rate	8.8%	39.3%	8.8%
	106,549	Discounted Cash Flow	Discount Rate	1.5%	15.8%	5.7%
		Residual Value	Residual Value	N/A	N/A	N/A
	11,132	Market Comparable Technique	Comparable Multiple	6.8x	15.5x	10.5x
	45,481	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	8,910	Recovery Analysis	Commodity Price	$63.50	$68.70	$66.17
	—	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
	210	Market Comparable Technique	Comparable Multiple	9.8x	9.8x	9.8x
		Option Pricing Model	Expected Volatility	35.0%	35.0%	35.0%

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range		Weighted Average (1)
Warrants	1,757	Option Pricing Model	Expected Volatility	60.0%	90.0%	88.2%
Total Level 3 Investments	$2,611,897
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
Investment Transactions
For the three and six months ended September 30, 2021, purchases of investments on a trade date basis were $290,095 and $585,308, respectively. For the three and six months ended September 30, 2020, purchases of investments on a trade date basis were $105,865 and $243,754, respectively.
For the three and six months ended September 30, 2021, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $176,280 and $442,387, respectively. For the three and six months ended September 30, 2020, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $208,969 and $441,828, respectively.
PIK Income
The Company holds loans and other investments, including certain preferred equity investments, that have contractual PIK income. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. During the three and six months ended September 30, 2021, PIK income earned was $933 and $2,468, respectively. During the three and six months ended September 30, 2020, PIK income earned was $925 and $2,801, respectively.
The following table shows the change in capitalized PIK balance for the three and six months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
PIK balance at beginning of period	$43,733	$39,016	$41,947	$37,481
PIK income capitalized	941	1,423	2,727	3,033
Adjustments due to investments exited or written off	(7,037)	—	(7,037)	—
PIK income received in cash	—	—	—	(75)
PIK balance at end of period	$37,637	$40,439	$37,637	$40,439

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)
Dividend Income on CLOs
The Company holds structured products and other investments. The CLO equity investments are entitled to recurring distributions which are generally equal to the excess cash flow generated from the underlying investments after payment of the contractual payments to debt holders and fund expenses. The Company records as dividend income the accretable yield from its beneficial interests in structured products such as CLOs based upon a number of cash flow assumptions that are subject to uncertainties and contingencies. During the three and six months ended September 30, 2021, dividend income from structured products was $338 and $649, respectively. During the three and six months ended September 30, 2020, dividend income from structured products was $331 and $676, respectively.
Investments on Non-Accrual Status
As of September 30, 2021, 2.0% of total investments at amortized cost, or 1.1% of total investments at fair value, were on non-accrual status. As of March 31, 2021, 5.7% of total investments at amortized cost, or 1.4% of total investments at fair value, were on non-accrual status.
Unconsolidated Significant Subsidiary
The following unconsolidated subsidiary is considered a significant subsidiary under SEC Regulation S-X Rule 10-01(b)(1) as of September 30, 2021. Accordingly, summarized, unaudited, comparative financial information is presented below for the unconsolidated significant subsidiary.

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

	Six Months Ended September 30,
	2021	2020
Net revenue	$109,141	$111,758
Net operating income	37,412	(1,391)
Earnings (loss) before taxes	5,438	(36,985)
Net profit (loss)	6,995	(35,893)
Net profit (loss) after taxes attributable to non-controlling interests	(2,470)	(528)
Net profit (loss) after taxes attributable to Merx Aviation	9,465	(35,365)

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

The Company’s outstanding debt obligations as of September 30, 2021 were as follows:

	Date Issued/Amended	Total Aggregate Principal Amount Committed		Principal Amount Outstanding		Fair Value		Final Maturity Date
Senior Secured Facility	12/22/2020	$1,810,000	**	$1,128,067	*	$1,136,287	(1)	12/22/2025
2025 Notes	3/3/2015	350,000		350,000		365,724	(2)	3/3/2025
2026 Notes	7/16/2021	125,000		125,000		127,051	(2)	7/16/2026
Total Debt Obligations		$2,285,000		$1,603,067		$1,629,062
Deferred Financing Costs and Debt Discount				$(5,275)
Total Debt Obligations, net of Deferred Financing Cost and Debt Discount				$1,597,792
____________________
*Includes foreign currency debt obligations as outlined in Foreign Currency Transactions and Translations within this note to the financial statements.
** Lender commitments will remain $1,810,000 through November 19, 2022 and will then decrease to $1,705,000 thereafter
(1)The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of September 30, 2021. The valuation is based on a yield analysis and discount rate commensurate with the market yields for similar types of debt.
(2)The fair value of these debt obligations would be categorized as Level 2 under ASC 820 as of September 30, 2021. The valuation is based on broker quoted prices.
The Company’s outstanding debt obligations as of March 31, 2021 were as follows:

	Date Issued/Amended	Total Aggregate Principal Amount Committed		Principal Amount Outstanding		Fair Value		Final Maturity Date
Senior Secured Facility	12/22/2020	$1,810,000	**	$1,119,186	*	$1,139,765	(1)	12/22/2025
2025 Notes	3/3/2015	350,000		350,000		357,763	(2)	3/3/2025
Total Debt Obligations		$2,160,000		$1,469,186		$1,497,528
Deferred Financing Costs and Debt Discount				$(3,815)
Total Debt Obligations, net of Deferred Financing Cost and Debt Discount				$1,465,371
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)
Senior Secured Facility
On December 22, 2020, the Company amended and restated its senior secured, multi-currency, revolving credit facility (the “Senior Secured Facility”), previously amended and restated as of November 19, 2018. Lender commitments in the amended and restated agreement will remain $1,810,000 through November 19, 2022 and will decrease to $1,705,000 thereafter. The amended and restated agreement extended the final maturity date through December 22, 2025, and includes an accordion provision which allows the Company to increase the total commitments under the existing revolving facility up to an aggregate principal amount of $2,715,000 from new or existing lenders on the same terms and conditions as the existing commitments. The Senior Secured Facility is secured by substantially all of the assets in the Company’s portfolio, including cash and cash equivalents. Commencing December 22, 2024, the Company is required to repay, in twelve consecutive monthly installments of equal size, the outstanding amount under the Senior Secured Facility as of December 22, 2024. In addition, the stated interest rate on the facility remains as a formula-based calculation based on a minimum borrowing base, resulting in a stated interest rate, depending on the type of borrowing, of (a) either LIBOR plus 1.75% per annum or LIBOR plus 2.00% per annum, or (b) either Alternate Base Rate plus 0.75% per annum or Alternate Base Rate plus 1% per annum. As of September 30, 2021, the stated interest rate on the facility was LIBOR plus 2.00%. The Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the Senior Secured Facility and participation fees and fronting fees of up to 2.25% per annum on the letters of credit issued.

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
The Senior Secured Facility also provides for the issuance of letters of credit up to an aggregate amount of $150,000. As of September 30, 2021 and March 31, 2021, the Company had $177 and $177, respectively, in standby letters of credit issued through the Senior Secured Facility. The amount available for borrowing under the Senior Secured Facility is reduced by any standby letters of credit issued through the Senior Secured Facility. Under GAAP, these letters of credit are considered commitments because no funding has been made and as such are not considered a liability. These letters of credit are not senior securities because they are not in the form of a typical financial guarantee and the portfolio companies are obligated to refund any drawn amounts. The available remaining capacity under the Senior Secured Facility was $681,756 and $690,637 as of September 30, 2021 and March 31, 2021, respectively. Terms used in this disclosure have the meanings set forth in the Senior Secured Facility agreement.

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
2026 Notes
On July 16, 2021, the Company issued $125,000 aggregate principal amount of general unsecured notes for net proceeds of $122,965 (the “2026 Notes”). The 2026 Notes will mature on July 16, 2026. Interest on the 2026 Notes is due semi-annually on January 16 and July 16, at an annual rate of 4.50%, commencing on January 16, 2022. The 2026 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness.
The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the three and six months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Average debt outstanding	$1,539,062	$1,664,934	$1,499,635	$1,728,597
Maximum amount of debt outstanding	1,608,285	1,757,608	1,608,285	1,818,920

Weighted average annualized interest cost (1)	3.20%	2.96%	3.14%	3.04%
Annualized amortized debt issuance cost	0.40%	0.34%	0.40%	0.32%
Total annualized interest cost	3.60%	3.30%	3.54%	3.36%
____________________
(1)Includes the stated interest expense and commitment fees on the unused portion of the Senior Secured Facility. Commitment fees for the three and six months ended September 30, 2021 were $689 and $1,349 respectively. Commitment fees for the three and six months ended September 30, 2020 were $467 and $806, respectively.

Foreign Currency Transactions and Translations
The Company had the following foreign-denominated debt outstanding on the Senior Secured Facility as of September 30, 2021:

	Original Principal Amount (Local)		Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
British Pound		£68,000	84,420	91,623	(7,203)	10/29/2021
Australian Dollar	A$	6,200	4,543	4,481	62	10/29/2021
			$88,963	$96,104	$(7,141)

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
As of September 30, 2021 and March 31, 2021, the Company was in compliance with all debt covenants for all outstanding debt obligations.
Note 7. Stockholders’ Equity
There were no equity offerings of common stock during the three and six months ended September 30, 2021 and March 31, 2021.
The Company adopted the following plans, approved by the Board of Directors, for the purpose of repurchasing its common stock in accordance with applicable rules specified in the Securities Exchange Act of 1934 (the “1934 Act”) (the “Repurchase Plans”):

Date of Agreement/Amendment	Maximum Cost of Shares That May Be Repurchased	Cost of Shares Repurchased	Remaining Cost of Shares That May Be Repurchased
August 6, 2015	$50,000	$50,000	$—
December 14, 2015	50,000	50,000	—
September 14, 2016	50,000	50,000	—
October 30, 2018	50,000	50,000	—
February 6, 2019	50,000	31,003	18,997
Total as of September 30, 2021	$250,000	$231,003	$18,997
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)
Under the Repurchase Plans described above, the Company allocated the following amounts to be repurchased in accordance with SEC Rule 10b5-1 (the “10b5-1 Repurchase Plans”):

Effective Date	Termination Date	Amount Allocated to 10b5-1 Repurchase Plans
September 15, 2015	November 5, 2015	$5,000
January 1, 2016	February 5, 2016	10,000
April 1, 2016	May 19, 2016	5,000
July 1, 2016	August 5, 2016	15,000
September 30, 2016	November 8, 2016	20,000
January 4, 2017	February 6, 2017	10,000
March 31, 2017	May 19, 2017	10,000
June 30, 2017	August 7, 2017	10,000
October 2, 2017	November 6, 2017	10,000
January 3, 2018	February 8, 2018	10,000
June 18, 2018	August 9, 2018	10,000
September 17, 2018	October 31, 2018	10,000
December 12, 2018	February 7, 2019	10,000
February 25, 2019	May 17, 2019	25,000
March 18, 2019	May 17, 2019	10,000
June 4, 2019	August 7, 2019	25,000
June 17, 2019	August 7, 2019	20,000
September 16, 2019	November 6, 2019	20,000
December 6, 2019	February 5, 2020	25,000
December 16, 2019	February 5, 2020	15,000
March 12, 2020	March 19, 2020	20,000
March 30, 2021	May 21, 2021	10,000
June 16, 2021	November 5, 2021	10,000
During the six months ended September 30, 2021, the Company repurchased 596,525 shares at a weighted average price per share of $13.30, inclusive of commissions, for a total cost of $7,931. This represents a discount of approximately 16.85% of the average net asset value per share for the six months ended September 30, 2021.
During the six months ended September 30, 2020, the Company did not repurchase shares.

Since the inception of the Repurchase Plans through September 30, 2021, the Company repurchased 14,251,103 shares at a weighted average price per share of $16.21, inclusive of commissions, for a total cost of $231,003. Including fractional shares, the company has repurchased 14,251,133 shares at a weighted average price per share of $16.21, inclusive of commissions for a total cost of $231,004.
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)
Note 8. Commitments and Contingencies
The Company has various commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of September 30, 2021 and March 31, 2021, the Company had the following unfunded commitments to its portfolio companies:

	September 30, 2021	March 31, 2021
Unfunded revolver obligations and bridge loan commitments (1)	$297,989	$261,854
Standby letters of credit issued and outstanding (2)	3,927	2,787
Unfunded delayed draw loan commitments (3)	258,531	172,249
Total Unfunded Commitments (4)	$560,447	$436,890
__________________
(1)The unfunded revolver obligations may or may not be funded to the borrowing party in the future. The amounts relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of September 30, 2021 and March 31, 2021, subject to the terms of each loan’s respective credit agreements which includes borrowing covenants that need to be met prior to funding. As of September 30, 2021 and March 31, 2021, the bridge loan commitments included in the balances were $33,100 and $0, respectively.
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
(4)The Company also had an unfunded revolver commitment to its fully controlled affiliate Merx Aviation Finance, LLC of $25,000 and $109,500 as of September 30, 2021 and March 31, 2021, respectively. Given the Company’s controlling interest, the timing and the amount of the funding has not been determined.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)
Note 9. Financial Highlights
The following is a schedule of financial highlights for the six months ended September 30, 2021 and 2020.

	Six Months Ended September 30, 2021	Six Months Ended September 30, 2020
	(Unaudited)	(Unaudited)
Per Share Data*
Net asset value at beginning of period	$15.88	$15.70
Net investment income (1)	0.72	0.86
Net realized and change in unrealized gains (losses) (1)	0.17	(0.30)
Net increase in net assets resulting from operations	0.88	0.56
Distribution of net investment income (2)	(0.72)	(0.81)
Distribution of return of capital (2)	—	—
Accretion due to share repurchases	0.02	—
Net asset value at end of period	$16.07	$15.44

Per share market value at end of period	$12.97	$8.27
Total return (3)	(0.37)%	33.90%
Shares outstanding at end of period	64,662,651	65,259,176
Weighted average shares outstanding	65,115,530	65,259,176

Ratio/Supplemental Data
Net assets at end of period (in millions)	$1,039.1	$1,007.7
Annualized ratio of operating expenses to average net assets (4)(5)	5.81%	5.18%
Annualized ratio of interest and other debt expenses to average net assets (5)	5.10%	5.76%
Annualized ratio of total expenses to average net assets (4)(5)	10.91%	10.94%
Annualized ratio of net investment income to average net assets (5)	8.94%	11.09%
Average debt outstanding (in millions)	$1,499.6	$1,728.6
Average debt per share	$23.03	$26.49
Annualized portfolio turnover rate (5)	35.04%	18.12%
Asset coverage per unit (6)	$1,648	$1,628
____________________
*Totals may not foot due to rounding.
(1)Financial highlights are based on the weighted average number of shares outstanding for the period presented.
(2)The tax character of distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. Although the tax character of distributions paid to stockholders through September 30, 2021 may include return of capital, the exact amount cannot be determined at this point. Per share amounts are based on actual rate per share.
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)
(4)The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets are shown inclusive of all voluntary management and incentive fee waivers (See Note 3 to the financial statements). For the six months ended September 30, 2021, the annualized ratio of operating expenses to average net assets and the annualized ratio of total expenses to average net assets would be 5.86% and 10.97%, respectively, without the voluntary fee waivers. For the six months ended September 30, 2020 the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 5.21% and 10.99%, respectively, without the voluntary fee waivers.
(5)Annualized for the six months ended September 30, 2021 and September 30, 2020.
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
During the period from October 1, 2021 through November 3, 2021, the Company repurchased 308,005 shares at a weighted average price per share of $13.30, inclusive of commissions, for a total cost of $4,095, leaving a maximum of $14,902 available for future purchases under the Repurchase Plans.
On November 4, 2021, the Company’s Board of Directors (the “Board”) declared a distribution of $0.31 per share, payable on January 6, 2022 to stockholders of record as of December 20, 2021. On November 4, 2021, the Company’s Board also declared a supplemental distribution of $0.05 per share payable on January 6, 2022 to stockholders of record as of December 20, 2021. Going forward, in addition to a quarterly base distribution of $0.31 per share, the Board may declare a quarterly supplemental distribution in an amount to be determined each quarter. There can be no assurances that the Board will continue to declare a base distribution of $0.31 per share or a supplemental distribution.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Apollo Investment Corporation
Results of Review of Interim Financial Statements

We have reviewed the accompanying statement of assets and liabilities, including the schedule of investments, of Apollo Investment Corporation (the “Company”) as of September 30, 2021, and the related statements of operations and of changes in net assets for the three-month and six-month periods ended September 30, 2021 and 2020, and the statements of cash flows for the six-month periods ended September 30, 2021 and 2020, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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
November 4, 2021

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
Overview
Apollo Investment Corporation (the “Company,” “Apollo Investment,” “AIC,” “we,” “us,” or “our”) was incorporated under the Maryland General Corporation Law in February 2004. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Pursuant to this election and assuming we qualify as a RIC, we generally do not have to pay corporate-level federal income taxes on any income we distribute to our stockholders. We commenced operations on April 8, 2004 upon completion of our initial public offering that raised $870 million in net proceeds from selling 62 million shares of common stock at a price of $15.00 per share (20.7 million shares at a price of $45.00 per share adjusted for the one-for-three reverse stock split). Since then, and through September 30, 2021, we have raised approximately $2.21 billion in net proceeds from additional offerings of common stock and we have repurchased common stock for $231.0 million.

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
COVID-19 Developments
There is an ongoing global outbreak of COVID-19, which has spread to over 200 countries and territories, including the United States, and has spread to every state in the United States. The global impact of the outbreak has been rapidly evolving, and as cases of COVID-19, including new variants, have continued to be identified in additional countries, many countries have reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading, and limiting operations of non-essential businesses. Such actions have created disruption in global supply chains, and adversely impacted many industries. The outbreak has had a continued adverse impact on economic and market conditions and has triggered a period of global economic slowdown.
Although vaccines have been widely distributed in the U.S., certain U.S. states are planning on reopening and we believe the economy is beginning to rebound in certain respects, the uncertainty surrounding the COVID-19 pandemic, including uncertainty regarding new variants of COVID-19 and acceptance of vaccines and other factors have and may continue to contribute to significant volatility in the global markets. COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our performance, financial condition, results of operations and ability to pay distributions.
LIBOR Developments
On July 27, 2017, the U.K Financial Conduct Authority (“FCA”) announced that it would phase out LIBOR as a benchmark by the end of 2021 and the FCA has indicated that market participants should not rely on LIBOR being available after 2021. On March 5, 2021, the administrator of LIBOR announced a delay in the phase out of the majority of the USD LIBOR publications until June 30, 2023, with the remainder of LIBOR publications to still end on December 31, 2021. This announcement has been confirmed by the Alternative Reference Rates Committee (ARRC) of the Federal Reserve Bank of New York as constituting a “benchmark transition event” and establishing “benchmark replacement dates” in ARRC standard LIBOR transition provisions that exist in many U.S. law contracts using LIBOR.

The publication of all EUR and CHF LIBOR settings, the Spot Next/Overnight, 1 week, 2 month and 12 month JPY and GBP LIBOR settings, and the 1 week and 2 months USD LIBOR settings will cease after December 31, 2021. The publication of the overnight, 1 month, 3 month, 6 month, and 12 months USD LIBOR settings will cease after June 30, 2023. The FCA plans to consult the market on creating “synthetic” 1 month, 3 month and 6 month rates for GBP and JPY LIBOR, to be published for a limited time.
The New York State legislation was signed into law to aid “tough legacy” LIBOR contracts. Other legislative solutions are being pursued at the Federal level, in the U.K. and in Europe. The U.S. Federal banking agencies have also issued guidance encouraging banking and global organizations to cease reference to USD LIBOR as soon as practicable and, in any event, by December 31, 2021. The E.U. Benchmarks Regulation imposed conditions under which only compliant benchmarks may be used in new contracts after 2021.
The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by the U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. However, the COVID-19 pandemic may adversely impact the timing of many firms’ transition planning, and we continue to assess the potential impact of the COVID-19 pandemic on our transition plans. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, it is not possible at this time to predict the effect of any such changes, any establishment of alternative reference rates, whether the COVID-19 pandemic will have further effect on LIBOR transition timelines or plans, or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere.
The discontinuation of LIBOR could have a significant impact on our business. We anticipate significant operational challenges for the transition away from LIBOR, including, but not limited to, amending existing loan agreements with borrowers on investments that may have not been modified with fallback language and adding effective fallback language to new agreements in the event that LIBOR is discontinued before maturity.
Beyond these challenges, we anticipate there may be additional risks to our current processes and information systems that we will need to identify and evaluate. Due to the uncertainty of the replacement for LIBOR, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value of any LIBOR-linked securities, loans and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition and results of operations.
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
Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment, the competitive environment for the types of investments we make and, more recently, market disruptions due to COVID-19. As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of September 30, 2021, non-qualifying assets represented approximately 14.1% of the total assets of the Company.

Revenue
We generate revenue primarily in the form of interest and dividend income from the securities we hold and capital gains, if any, on investment securities that we may acquire in portfolio companies. Our debt investments, whether in the form of mezzanine or senior secured loans, generally have a stated term of five to ten years and bear interest at a fixed rate or a floating rate usually determined on the basis of a benchmark, such as the LIBOR, EURIBOR, the federal funds rate, or the prime rate. Interest on debt securities is generally payable quarterly or semiannually and while U.S. subordinated debt and corporate notes typically accrue interest at fixed rates, some of our investments may include zero coupon and/or step-up bonds that accrue income on a constant yield to call or maturity basis. In addition, some of our investments provide for payment-in-kind (“PIK”) interest or dividends. Such amounts of accrued PIK interest or dividends are added to the cost of the investment on the respective capitalization dates and generally become due at maturity of the investment or upon the investment being called by the issuer. We may also generate revenue in the form of commitment, origination, structuring fees, fees for providing managerial assistance and, if applicable, consulting fees, etc.
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

Portfolio and Investment Activity
Our portfolio and investment activity during the three and six months ended September 30, 2021 and 2020 was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(in millions)*	2021	2020	2021	2020
Investments made in portfolio companies	$290.1	$105.9	$585.3	$243.8
Investments sold	(10.7)	(14.2)	(10.7)	(83.3)
Net activity before repaid investments	279.4	91.7	574.6	160.5
Investments repaid	(165.6)	(194.8)	(431.7)	(358.6)
Net investment activity	$113.8	$(103.1)	$142.9	$(198.1)

Portfolio companies at beginning of period	140	149	135	152
Number of new portfolio companies	9	2	20	3
Number of exited portfolio companies	(5)	(4)	(11)	(8)
Portfolio companies at end of period	144	147	144	147

Number of investments made in existing portfolio companies	48	29	59	49
____________________
*Totals may not foot due to rounding.

Our portfolio composition and weighted average yields as of September 30, 2021 and March 31, 2021 were as follows:

	September 30, 2021		March 31, 2021
Portfolio composition, at fair value:
First lien secured debt	85%		78%
Second lien secured debt	6%		10%
Total secured debt	91%		88%
Unsecured debt	1%		1%
Structured products and other	0%		0%
Preferred equity	1%		1%
Common equity/interests and warrants	7%		10%
Weighted average yields, at amortized cost (1):
First lien secured debt (2)	7.9%		7.8%
Second lien secured debt (2)	9.5%		9.9%
Secured debt portfolio (2)	7.9%		8.0%
Unsecured debt portfolio (2)	5.2%		5.3%
Total debt portfolio (2)	7.9%		8.0%
Total portfolio (3)	6.9%		6.5%
Interest rate type, at fair value (4):
Fixed rate amount	—		—
Floating rate amount	$2.1	billion	$1.9	billion
Fixed rate, as percentage of total	—		—
Floating rate, as percentage of total	100%		100%
Interest rate type, at amortized cost (4):
Fixed rate amount	—		—
Floating rate amount	$2.1	billion	$1.9	billion
Fixed rate, as percentage of total	—		—
Floating rate, as percentage of total	100%		100%
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
Since the initial public offering of Apollo Investment in April 2004 and through September 30, 2021, invested capital totaled $22.4 billion in 572 portfolio companies. Over the same period, Apollo Investment completed transactions with more than 100 different financial sponsors.

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
As of September 30, 2021, $2.61 billion or 99.98% of the Company’s investments were classified as Level 3. The high proportion of Level 3 investments relative to our total investments is directly related to our investment philosophy and target portfolio, which consists primarily of long-term secured debt, as well as unsecured and mezzanine positions of private middle-market companies. A fundamental difference exists between our investments and those of comparable publicly traded fixed income investments, namely high-yield bonds, and this difference affects the valuation of our private investments relative to comparable publicly traded instruments.
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

Investments determined by these valuation procedures which have a fair value of less than $1 million during the prior fiscal quarter may be valued based on inputs identified by the Investment Adviser without the necessity of obtaining valuation from an independent valuation firm, if once annually an independent valuation firm using the procedures described herein provides a valuation. Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered in the valuation process of independent valuation firms. During the six months ended September 30, 2021, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.
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
Results of Operations
Operating results for the three and six months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(in millions)*	2021	2020	2021	2020
Investment Income
Interest income (excluding Payment-in-kind (“PIK”) interest income)	$48.2	$52.6	$95.7	$105.8
Dividend income	2.7	1.2	3.1	2.4
PIK interest income	0.9	0.9	2.5	2.8
Other income	1.0	0.2	2.2	0.5
Total investment income	$52.9	$54.9	$103.4	$111.4
Expenses
Management and performance-based incentive fees	$14.3	$9.3	$23.1	$18.8
Interest and other debt expenses, net of reimbursements	13.9	13.8	26.6	29.2
Administrative services expense, net of reimbursements	1.6	1.1	2.8	2.2
Other general and administrative expenses	1.8	2.8	4.3	5.2
Net Expenses	$31.7	$27.0	$56.9	$55.4
Net Investment Income	$21.2	$27.9	$46.6	$56.1
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses)	$(64.8)	$(3.0)	$(64.7)	$(11.4)
Net change in unrealized gains (losses)	69.0	8.4	75.7	(8.4)
Net Realized and Change in Unrealized Gains (Losses)	$4.2	$5.4	$11.0	$(19.9)
Net Increase in Net Assets Resulting from Operations	$25.4	$33.3	$57.6	$36.3

Net Investment Income on Per Average Share Basis (1)	$0.33	$0.43	$0.72	$0.86
Earnings per share — basic (1)	$0.39	$0.51	$0.88	$0.56
____________________
*Totals may not foot due to rounding.
(1)Based on the weighted average number of shares outstanding for the period presented.

Total Investment Income
For the three months ended September 30, 2021 as compared to the three months ended September 30, 2020
The decrease in total investment income for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was primarily driven by the decrease in total interest income (including PIK) of $4.3 million. The decrease in total interest income (including PIK) was primarily due to a decrease in the yield from second lien secured debt. The $1.5 million increase in dividend income was due to a increase in dividends received from MSEA Tankers LLC. Furthermore, there was a increase in other income of $0.8 million due to higher amendment fees and bridge fees.
For the six months ended September 30, 2021 as compared to the six months ended September 30, 2020
The decrease in total investment income for the six months ended September 30, 2021 compared to the six months ended September 30, 2020 was primarily driven by the decrease in total interest income (including PIK) of $10.5 million. The decrease in total interest income (including PIK) was primarily due to a decrease in the yield from second lien secured debt. This was partially offset by an increase in prepayment fees and income recognized from the acceleration of discount, premium, or deferred fees on repaid investments, which totaled $2.3 million for the six months ended September 30, 2020 and $4.8 million for the for the six months ended September 30, 2021. The $0.7 million increase in dividend income was primarily due to a increase in dividends received from MSEA Tankers LLC. Furthermore, there was an increase in other income of $1.6 million due to higher amendment fees and bridge fees.
Net Expenses
For the three months ended September 30, 2021 as compared to the three months ended September 30, 2020
The increase in net expenses for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was primarily due to the increase in management and performance-based incentive fees. The increase of $5.0 million in management and performance-based incentive fees was due to an increase in performance based incentive fees and an increase in the investment portfolio. Furthermore, there was an increase in interest and other debt expenses which was attributed to an increase in total annualized cost of debt from 3.30% for the three months ended September 30, 2020 to 3.60% for the three months ended September 30, 2021. This was partially offset by a decrease in the average debt outstanding and net leverage from $1.66 billion and 1.56x, respectively during the three months ended September 30, 2020, to $1.54 billion and 1.51x, respectively during the three months ended September 30, 2021.
For the six months ended September 30, 2021 as compared to the six months ended September 30, 2020
The increase in net expenses for the six months ended September 30, 2021 compared to the six months ended September 30, 2020 was primarily due to the increase in management and performance-based incentive fees. The increase of $4.3 million in management and performance-based incentive fees was due to an increase in performance based incentive fees and an increase in the investment portfolio. Furthermore there was a decrease in interest and other debt expenses, which was attributed to a decrease in the average debt outstanding and net leverage, from $1.73 billion and 1.56x, respectively during the six months ended September 30, 2020, to $1.50 billion and 1.51x, respectively during the six months ended September 30, 2021. This was partially offset by an increase in the total annualized cost of debt from 3.36% for the six months ended September 30, 2020 to 3.54% for the six months ended September 30, 2021.

Net Realized Gains (Losses)
For the three months ended September 30, 2021 as compared to the three months ended September 30, 2020
During the three months ended September 30, 2021, we recognized gross realized gains of $3.1 million and gross realized losses of $67.9 million, resulting in net realized losses of $64.8 million. Significant realized gains (losses) for the three months ended September 30, 2021 are summarized below:

(in millions)	Net Realized Gain (Loss)
Niacet Corporation	$1.1
Spotted Hawk	(44.4)
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.)	(20.9)

During the three months ended September 30, 2020, we recognized gross realized gains of $0.7 million and gross realized losses of $3.7 million, resulting in net realized losses of $3.0 million. Significant realized gains (losses) for the three months ended September 30, 2020 are summarized below:

(in millions)	Net Realized Gain (Loss)
KLO Holdings, LLC	$(3.7)

For the six months ended September 30, 2021 as compared to the six months ended September 30, 2020
During the six months ended September 30, 2021, we recognized gross realized gains of $3.4 million and gross realized losses of $68.1 million, resulting in net realized losses of $64.7 million. Significant realized gains (losses) for the six months ended September 30, 2021 are summarized below:

(in millions)	Net Realized Gain (Loss)
Niacet Corporation	$1.1
Spotted Hawk	(44.4)
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.)	(20.9)

During the six months ended September 30, 2020, we recognized gross realized gains of $0.9 million and gross realized losses of $12.3 million, resulting in net realized losses of $11.4 million. Significant realized gains (losses) for the six months ended September 30, 2020 are summarized below:

(in millions)	Net Realized Gain (Loss)
ZPower, LLC	$(6.1)
KLO Holdings, LLC	(3.7)

Net Change in Unrealized Gains (Losses)
For the three months ended September 30, 2021 as compared to the three months ended September 30, 2020
During the three months ended September 30, 2021, we recognized gross unrealized gains of $81.8 million and gross unrealized losses of $12.8 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized gains of $69.0 million. Significant changes in unrealized gains (losses) for the three months ended September 30, 2021 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
Spotted Hawk	$40.1
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.)	22.7
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I LLC)	9.1
Sequential Brands Group, Inc.	1.2
Dynamic Product Tankers (Prime), LLC	(4.0)
MSEA Tankers LLC	(2.3)
Niacet Corporation	(1.3)
NFA Group	(1.1)

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

For the six months ended September 30, 2021 as compared to the six months ended September 30, 2020
During the six months ended September 30, 2021, we recognized gross unrealized gains of $97.3 million and gross unrealized losses of $21.6 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized gains of $75.7 million. Significant changes in unrealized gains (losses) for the six months ended September 30, 2021 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
Spotted Hawk	$41.2
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I LLC)	18.9
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.)	18.7
Paper Source	3.0
Sequential Brands Group, Inc.	1.2
US Legal Support	1.1
Dynamic Product Tankers (Prime), LLC	(9.4)
Ambrosia Buyer Corp.	(2.5)
MSEA Tankers LLC	(2.5)
Niacet Corporation	(1.1)
NFA Group	(1.0)

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
Debt
See Note 6 to the financial statements for information on the Company’s debt.
The following table shows the contractual maturities of our debt obligations as of September 30, 2021:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Senior Secured Facility (1)	$1,128.1	$—	$—	$1,128.1	$—
2025 Notes	350.0	—	—	350.0	—
2026 Notes	125.0	—	—	125.0	—
Total Debt Obligations	$1,603.1	$—	$—	$1,603.1	$—
____________________
(1)As of September 30, 2021, aggregate lender commitments under the Senior Secured Facility totaled $1.81 billion and $681.8 million of unused capacity. As of September 30, 2021, there were $0.2 million of letters of credit issued under the Senior Secured Facility as shown as part of total commitments in Note 8 to the financial statements.
Stockholders’ Equity
See Note 7 to the financial statements for information on the Company’s public offerings and share repurchase plans.

Distributions
Distributions paid to stockholders during the three and six months ended September 30, 2021 totaled $23.4 million ($0.36 per share) and $46.9 million ($0.72 per share), respectively. Distributions paid to stockholders during the three and six months ended September 30, 2020 totaled $29.3 million ($0.45 per share) and $58.7 million ($0.90 per share), respectively. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. Although the tax character of distributions paid to stockholders through September 30, 2021 may include return of capital, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ended March 31, 2022. Tax characteristics of all distributions will be reported to stockholders on Form 1099 after the end of the calendar year. Our quarterly distributions, if any, will be determined by our Board of Directors.
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
PIK Income
For the three and six months ended September 30, 2021, PIK income totaled $0.9 million and $2.5 million on total investment income of $52.9 million and $103.4 million respectively. For the three and six months ended September 30, 2020, PIK income totaled $0.9 million and $2.8 million on total investment income of $54.9 million and $111.6 million respectively. In order to maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders annually in the form of distributions, even though the Company has not yet collected the cash. See Note 5 to the financial statements for more information on the Company’s PIK income.
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
Investment valuation risk
Because there is not a readily available market value for most of the investments in our portfolio, we value all of our portfolio investments at fair value as determined in good faith by our board of directors based on, among other things, the input of our management and audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” and “—Fair Value Measurements” as well as Notes 2 and 5 to our financial statements for the three and six months ended September 30, 2021, for more information relating to our investment valuation.

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

As of September 30, 2021, all of our debt portfolio investments bore interest at variable rates, which generally are LIBOR-based (or based on an equivalent applicable currency rate) and typically have durations of one to six months after which they reset to current market interest rates, and many of which are subject to certain floors. Further, our Senior Secured Facility bears interest at LIBOR rates with no interest rate floors, while the 2025 Notes bears interest at a fixed rate. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. Potential changes, or uncertainty related to such potential changes, may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities, or the cost of our borrowings. Please see Part 1 of our annual report on Form 10-k for the year ended March 31, 2021, “Item 1A. Risk Factors—Risks Relating to the Current Environment—Uncertainty relating to the LIBOR calculation process may adversely affect the value of our portfolio of the LIBOR-indexed, floating-rate debt securities in our portfolio or the cost of our borrowings”

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of September 30, 2021, assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income		Net Investment Income Per Share
Up 200 basis points	$1.6	million	$0.024
Up 100 basis points	(5.5)	million	(0.084)
Up 50 basis points	(3.7)	million	(0.057)
Down 25 basis points	0.8	million	0.012
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2021 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
Changes in Internal Control Over Financial Reporting
Management has not identified any change in the Company’s internal control over financial reporting that occurred during the second fiscal quarter of 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
On November 27, 2019, Healthclaim Recovery LLC ("Healthclaim") (an entity formed by the adversary proceeding defendants, including the Company) filed objections to two creditors' claims. On January 9, 2020, the two creditors whose claims Healthclaim objected to and the Trustee filed motions to stay the Court's consideration of Healthclaim's objections. On February 25, 2020, the Bankruptcy Court heard oral argument on the motions to stay and granted the creditors’ and Trustee’s motions and stayed consideration of Healthclaim’s objections. On June 21, 2021, following the settlement discussed below, Healthclaim withdrew its objections with prejudice. On September 15, 2021, Healthclaim was dissolved by unanimous written consent of its members.

Following a mediation on April 6-8, 2021, the parties executed a global settlement agreement on April 8, 2021 to settle all the claims in the litigation. On April 8, 2021, the parties notified the Bankruptcy Court and District Court that the parties had agreed to settle the claims in the litigation and that a settlement agreement would be submitted to the Bankruptcy Court for approval, and requested that the litigation in the adversary proceeding and related appeals pending in the District Court be held in abeyance pending that process. On April 13, 2021, the Trustee filed a motion in the Bankruptcy Court for approval of the settlement agreement. The Bankruptcy Court approved that motion on May 3, 2021. The Company made its settlement payment to the trustee on June 15, 2021. On June 23, 2021, the parties filed joint stipulations to dismiss the adversary proceeding and bankruptcy appeals with prejudice, and Judge Andrews so-ordered the stipulations the same day. This matter is now finally concluded.
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
None.
Issuer Purchases of Equity Securities
The Company adopted the following plans, approved by the Board of Directors, for the purpose of repurchasing its common stock in accordance with applicable rules specified in the 1934 Act (the “Repurchase Plans”):

Date of Agreement/Amendment	Maximum Cost of Shares That May Be Repurchased		Cost of Shares Repurchased		Remaining Cost of Shares That May Be Repurchased
August 6, 2015	$50.0	million	$50.0	million	$—
December 14, 2015	50.0	million	50.0	million	—
September 14, 2016	50.0	million	50.0	million	—
October 30, 2018	50.0	million	50.0	million	—
February 6, 2019	50.0	million	31.0	million	19.0	million
Total as of September 30, 2021	$250.0	million	$231.0	million	$19.0	million
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

Under the Repurchase Plans described above, the Company allocated the following amounts to be repurchased in accordance with SEC Rule 10b5-1 (the “10b5-1 Repurchase Plans”):

Effective Date	Termination Date	Amount Allocated to 10b5-1 Repurchase Plans
September 15, 2015	November 5, 2015	$5.0	million
January 1, 2016	February 5, 2016	10.0	million
April 1, 2016	May 19, 2016	5.0	million
July 1, 2016	August 5, 2016	15.0	million
September 30, 2016	November 8, 2016	20.0	million
January 4, 2017	February 6, 2017	10.0	million
March 31, 2017	May 19, 2017	10.0	million
June 30, 2017	August 7, 2017	10.0	million
October 2, 2017	November 6, 2017	10.0	million
January 3, 2018	February 8, 2018	10.0	million
June 18, 2018	August 9, 2018	10.0	million
September 17, 2018	October 31, 2018	10.0	million
December 12, 2018	February 7, 2019	10.0	million
February 25, 2019	May 17, 2019	25.0	million
March 18, 2019	May 17, 2019	10.0	million
June 4, 2019	August 7, 2019	25.0	million
June 17, 2019	August 7, 2019	20.0	million
September 16, 2019	November 6, 2019	20.0	million
December 6, 2019	February 5, 2020	25.0	million
December 16, 2019	February 5, 2020	15.0	million
March 12, 2020	March 19, 2020	20.0	million
March 30, 2021	May 21, 2021	10.0	million
June 16, 2021	November 5, 2021	10.0	million

The following table presents information with respect to the Company’s purchases of its common stock since adoption of the Repurchase Plans through September 30, 2021:

Month	Total Number of Shares Purchased	Average Price Paid Per Share*	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans
August 2015	510,000	$19.71	510,000	$40.0	million
September 2015	603,466	18.46	603,466	28.8	million
November 2015	1,116,666	18.10	1,116,666	8.6	million
December 2015	627,443	17.58	627,443	47.6	million
January 2016	670,708	14.91	670,708	37.6	million
June 2016	362,933	16.73	362,933	31.5	million
July 2016	16,491	16.53	16,491	31.2	million
August 2016	596,294	17.67	596,294	20.7	million
September 2016	411,523	18.13	411,523	63.2	million
October 2016	527,417	17.82	527,417	53.8	million
November 2016	239,289	17.45	239,289	49.6	million
August 2017	33,333	17.96	33,333	49.0	million
September 2017	186,767	17.98	186,767	45.7	million
October 2017	144,867	17.96	144,867	43.1	million
November 2017	64,500	17.79	64,500	41.9	million
December 2017	50,100	17.89	50,100	41.0	million
January 2018	577,386	17.32	577,386	31.0	million
February 2018	70,567	16.23	70,567	29.9	million
May 2018	263,667	17.12	263,667	25.4	million
June 2018	198,601	16.94	198,601	22.0	million
July 2018	8,867	16.75	8,867	21.9	million
August 2018	502,767	17.11	502,767	13.3	million
September 2018	444,467	16.54	444,467	5.9	million
October 2018	160,800	16.46	160,800	53.3	million
November 2018	595,672	15.81	595,672	43.9	million
December 2018	741,389	13.49	741,359	33.9	million
February 2019	19,392	15.16	19,392	83.6	million
March 2019	291,426	15.40	291,426	79.1	million
April 2019	44,534	15.23	44,534	78.4	million
May 2019	298,026	15.93	298,026	73.6	million
June 2019	607,073	15.97	607,073	63.9	million
July 2019	89,610	16.10	89,610	62.5	million
August 2019	758,020	16.15	758,020	50.3	million
September 2019	32,371	16.26	32,371	49.7	million
October 2019	495,464	15.65	495,464	42.0	million
November 2019	6,147	15.91	6,147	41.9	million
March 2020	1,286,565	11.62	1,286,565	26.9	million
May 2021	145,572	13.92	145,572	24.9	million
July 2021	44,418	13.46	44,418	24.3	million
August 2021	45,675	13.32	45,675	23.7	million
September 2021	360,860	13.02	360,860	19.0	million
Total	14,251,133	$16.21	14,251,103
________________
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
(4)Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed on December 3, 2018.
(5)Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed on July 22, 2019.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 4, 2021.

APOLLO INVESTMENT CORPORATION

By:	/s/ HOWARD WIDRA
Howard Widra
Chief Executive Officer

By:	/s/ GREGORY W. HUNT
Gregory W. Hunt
Chief Financial Officer and Treasurer

By:	/s/ AMIT JOSHI
Amit Joshi
Chief Accounting Officer and Assistant Treasurer