Form 10-Q
period 2021-12-31
APOLLO INVESTMENT CORP
filed 2022-02-03
CIK 1278752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
OR
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒
The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of February 2, 2022 was 63,647,240

APOLLO INVESTMENT CORPORATION

PART I. FINANCIAL INFORMATION
In this report, the terms the “Company,” “Apollo Investment,” “AIC,” “we,” “us,” and “our” refer to Apollo Investment Corporation unless the context specifically states otherwise.
Item 1. Financial Statements

APOLLO INVESTMENT CORPORATION
STATEMENTS OF ASSETS AND LIABILITIES
(In thousands, except share and per share data)

	December 31, 2021	March 31, 2021
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost — $2,017,543 and $1,871,073, respectively)	$1,994,935	$1,844,627
Non-controlled/affiliated investments (cost — $130,890 and $133,428, respectively)	67,345	50,874
Controlled investments (cost — $643,917 and $711,898, respectively)	532,563	553,650
Cash and cash equivalents	22,367	50,180
Foreign currencies (cost — $12,024 and $4,462, respectively)	12,100	4,444
Receivable for investments sold	851	1,351
Interest receivable	12,185	13,135
Dividends receivable	4,751	3,793
Deferred financing costs	18,187	21,528
Prepaid expenses and other assets	932	907
Total Assets	$2,666,216	$2,544,489

Liabilities
Debt	$1,587,376	$1,465,371
Distributions payable	22,999	23,493
Management and performance-based incentive fees payable	14,568	8,666
Interest payable	9,363	2,096
Accrued administrative services expense	416	794
Other liabilities and accrued expenses	7,218	7,739
Total Liabilities	$1,641,940	$1,508,159
Commitments and contingencies (Note 8)
Net Assets	$1,024,276	$1,036,330

Net Assets
Common stock, $0.001 par value (130,000,000 shares authorized; 63,707,845 and 65,259,176 shares issued and outstanding, respectively)	$63	$65
Capital in excess of par value	2,079,530	2,099,876
Accumulated under-distributed (over-distributed) earnings	(1,055,317)	(1,063,611)
Net Assets	$1,024,276	$1,036,330

Net Asset Value Per Share	$16.08	$15.88
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Investment Income
Non-controlled/non-affiliated investments:
Interest income (excluding Payment-in-kind (“PIK”) interest income)	$42,466	$44,097	$121,560	$137,273
Dividend income	161	753	558	753
PIK interest income	629	1,627	2,421	4,025
Other income	1,575	1,246	3,756	1,792
Non-controlled/affiliated investments:
Interest income (excluding PIK interest income)	49	61	143	73
Dividend income	310	323	959	1,000
PIK interest income	19	—	53	—
Other income	—	—	—	—
Controlled investments:
Interest income (excluding PIK interest income)	9,430	6,257	25,928	18,589
Dividend income	—	—	2,059	1,691
PIK interest income	334	—	977	728
Other income	—	—	—	—
Total Investment Income	$54,973	$54,364	$158,414	$165,924
Expenses
Management fees	$9,232	$8,957	$27,203	$27,743
Performance-based incentive fees	5,367	—	10,638	—
Interest and other debt expenses	14,133	13,213	40,740	42,450
Administrative services expense	1,441	1,201	4,426	3,590
Other general and administrative expenses	2,410	2,813	6,742	8,036
Total expenses	32,583	26,184	89,749	81,819
Management and performance-based incentive fees waived	—	—	—	—
Performance-based incentive fee offset	(31)	—	(178)	—
Expense reimbursements	(77)	(77)	(229)	(286)
Net Expenses	$32,475	$26,107	$89,342	$81,533
Net Investment Income	$22,498	$28,257	$69,072	$84,391
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses):
Non-controlled/non-affiliated investments	$(582)	$(6,196)	$2,221	$(14,235)
Non-controlled/affiliated investments	—	(632)	541	(4,285)
Controlled investments	—	—	(65,300)	—
Foreign currency transactions	(59)	117	(2,808)	393
Net realized gains (losses)	(641)	(6,711)	(65,346)	(18,127)
Net change in unrealized gains (losses):
Non-controlled/non-affiliated investments	(1,771)	25,716	3,839	57,965
Non-controlled/affiliated investments	1,575	5,193	19,008	2,187
Controlled investments	(901)	(10,447)	46,894	(39,465)
Foreign currency translations	(219)	(8,842)	4,658	(17,502)
Net change in unrealized gains (losses)	(1,316)	11,620	74,399	3,185
Net Realized and Change in Unrealized Gains (Losses)	$(1,957)	$4,909	$9,053	$(14,942)
Net Increase (Decrease) in Net Assets Resulting from Operations	$20,541	$33,166	$78,125	$69,449
Earnings (Loss) Per Share — Basic	$0.32	$0.51	$1.21	$1.06

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)
(In thousands, except share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Operations
Net investment income	$22,498	$28,257	$69,072	$84,391
Net realized gains (losses)	(641)	(6,711)	(65,346)	(18,127)
Net change in unrealized gains (losses)	(1,316)	11,620	74,399	3,185
Net Increase (Decrease) in Net Assets Resulting from Operations	$20,541	$33,166	$78,125	$69,449

Distributions to Stockholders
Distribution of net investment income	$(22,999)	$(23,493)	$(69,849)	$(76,353)
Distribution of return of capital	—	—	—	—
Net Decrease in Net Assets Resulting from Distributions to Stockholders	$(22,999)	$(23,493)	$(69,849)	$(76,353)

Capital Share Transactions
Repurchase of common stock	$(12,399)	$—	$(20,330)	$—
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	$(12,399)	$—	$(20,330)	$—

Net Assets
Net increase (decrease) in net assets during the period	$(14,857)	$9,673	$(12,054)	$(6,904)
Net assets at beginning of period	1,039,133	1,007,738	1,036,330	1,024,315
Net Assets at End of Period	$1,024,276	$1,017,411	$1,024,276	$1,017,411

Capital Share Activity
Shares repurchased during the period	(954,806)	—	(1,551,331)	—
Shares issued and outstanding at beginning of period	64,662,651	65,259,176	65,259,176	65,259,176
Shares Issued and Outstanding at End of Period	63,707,845	65,259,176	63,707,845	65,259,176

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended December 31,
	2021	2020
Operating Activities
Net increase (decrease) in net assets resulting from operations	$78,125	$69,449
Net realized (gains) losses	65,346	18,127
Net change in unrealized (gains) losses	(74,399)	(3,185)
Net amortization of premiums and accretion of discounts on investments	(6,868)	(8,699)
Accretion of discount on notes	533	447
Amortization of deferred financing costs	3,883	3,798
Increase in gains/(losses) from foreign currency transactions	(2,802)	408
PIK interest and dividends capitalized	(3,715)	(4,901)
Changes in operating assets and liabilities:
Purchases of investments	(920,807)	(400,822)
Proceeds from sales and repayments of investments	793,394	720,614
Decrease (increase) in interest receivable	950	4,511
Decrease (increase) in dividends receivable	(958)	1,550
Decrease (increase) in prepaid expenses and other assets	(25)	(534)
Increase (decrease) in management and performance-based incentive fees payable	5,902	(1,332)
Increase (decrease) in interest payable	7,267	3,482
Increase (decrease) in accrued administrative services expense	(378)	(293)
Increase (decrease) in other liabilities and accrued expenses	(521)	838
Net Cash Used in/Provided by Operating Activities	$(55,073)	$403,458
Financing Activities
Issuances of debt	$430,005	$80,481
Payments of debt	(304,177)	(381,823)
Financing costs paid and deferred	(333)	(10,171)
Repurchase of common stock	(20,330)	—
Distributions paid	(70,343)	(82,227)
Net Cash Used in/Provided by Financing Activities	$34,822	$(393,740)

Cash, Cash Equivalents and Foreign Currencies
Net increase (decrease) in cash, cash equivalents and foreign currencies during the period	$(20,251)	$9,718
Effect of foreign exchange rate changes on cash and cash equivalents	94	780
Cash, cash equivalents and foreign currencies at beginning of period	54,624	43,676
Cash, Cash Equivalents and Foreign Currencies at the End of Period	$34,467	$54,174

Supplemental Disclosure of Cash Flow Information
Cash interest paid	$29,057	$34,755

Non-Cash Activity
PIK income	$3,451	$4,753

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2021
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (35)	Fair Value (1)(36)
Advertising, Printing & Publishing
FingerPaint Marketing
KL Charlie Acquisition Company	First Lien Secured Debt	L+625, 1.00% Floor	12/30/26	$30,875	$22,411	$22,566	(9)(21)(23) (26)(28)
	First Lien Secured Debt - Revolver	L+625, 1.00% Floor	12/30/26	2,190	(18)	(22)	(8)(9)(21) (23)
KL Charlie Co-Invest, L.P.	Common Equity - Common Stock	N/A	N/A	218,978 Shares	219	344	(9)(13)
					22,612	22,888
Hero Digital
HRO (Hero Digital) Holdings, LLC	First Lien Secured Debt	L+600, 1.00% Floor	11/18/28	27,234	19,111	19,303	(9)(21)(23) (26)
	First Lien Secured Debt - Revolver	L+600, 1.00% Floor	11/18/26	2,553	(50)	(26)	(8)(9)(20) (21)(23)
HRO Holdings I LP	Common Equity - Common Stock	N/A	N/A	213 Shares	213	213	(9)(13)(25)
					19,274	19,490
		Total Advertising, Printing & Publishing			$41,886	$42,378
Aerospace & Defense
Erickson Inc
Erickson Inc	First Lien Secured Debt - Revolver	L+750, 1.50% Floor	04/28/22	$32,250	$20,722	$20,446	(9)(20)(21) (23)(28)
	First Lien Secured Debt - Revolver	13.50%	04/28/22	3,750	3,750	3,713	(9)(23)
		Total Aerospace & Defense			$24,472	$24,159
Automotive
Club Car Wash
Club Car Wash Operating, LLC	First Lien Secured Debt	L+650, 1.00% Floor	06/16/27	$29,982	$20,400	$20,493	(9)(21)(23) (29)
	First Lien Secured Debt - Revolver	L+650, 1.00% Floor	06/16/27	2,438	2,398	2,406	(9)(23)(29)
					22,798	22,899
Crowne Automotive
Vari-Form Group, LLC	First Lien Secured Debt	11.00% (7.00% Cash plus 4.00% PIK)	02/02/23	5,860	893	293	(9)(14)
Vari-Form Inc.	First Lien Secured Debt	11.00% (7.00% Cash plus 4.00% PIK)	02/02/23	2,110	391	105	(9)(14)
					1,284	398
K&N Parent, Inc.
K&N Parent, Inc.	Second Lien Secured Debt	L+875, 1.00% Floor	10/21/24	23,765	23,583	21,507	(28)
Truck-Lite Co., LLC
TL Lighting Holdings, LLC	Common Equity - Equity	N/A	N/A	350 Shares	350	406	(9)(13)
Truck-Lite Co., LLC	First Lien Secured Debt	L+625, 1.00% Floor	12/14/26	31,363	29,709	29,602	(9)(21)(23) (27)(28)
	First Lien Secured Debt - Revolver	L+625, 1.00% Floor	12/13/24	3,052	(29)	(35)	(8)(9)(20) (21)(23)
					30,030	29,973
		Total Automotive			$77,695	$74,777
Aviation and Consumer Transport
Merx Aviation Finance, LLC
Merx Aviation Finance, LLC (5)	First Lien Secured Debt - Revolver	10.00%	10/31/23	$275,177	$275,000	$275,000	(20)(23)
	Common Equity - Membership Interests	N/A	N/A	N/A	35,800	43,241	(25)
					310,800	318,241
Primeflight
PrimeFlight Aviation Services, Inc.	First Lien Secured Debt	L+625, 1.00% Floor	05/09/24	17,384	17,186	17,281	(9)(26)
		Total Aviation and Consumer Transport			$327,986	$335,522

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2021
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (35)	Fair Value (1)(36)
Beverage, Food & Tobacco
Berner Foods
Berner Food & Beverage, LLC	First Lien Secured Debt	L+650, 1.00% Floor	07/30/27	$31,041	$30,375	$30,886	(9)(29)
	First Lien Secured Debt - Revolver	L+650, 1.00% Floor	07/30/26	2,247	529	565	(9)(21)(23) (29)
	First Lien Secured Debt - Revolver	P+550	07/30/26	634	621	631	(9)(23)(34)
					31,525	32,082
Bolthouse Farms
Wm. Bolthouse Farms, Inc.	Common Equity - Common Stock	N/A	N/A	1,000,000 Shares	1,001	990	(13)
Hive
FCP-Hive Holdings, LLC	Preferred Equity - Preferred Equity	N/A	N/A	589 Shares	448	475	(9)(13)(25)
	Common Equity - Common Stock	N/A	N/A	589 Shares	3	50	(9)(13)(25)
Hive Intermediate, LLC	First Lien Secured Debt	L+600, 1.00% Floor	09/22/27	17,166	16,849	16,995	(9)(26)
	First Lien Secured Debt - Revolver	L+600, 1.00% Floor	09/22/27	2,326	422	442	(9)(21)(23) (26)
					17,722	17,962
Orgain, Inc.
Butterfly Fighter Co-Invest, L.P.	Common Equity - Membership Interests	N/A	N/A	1,000,000 Shares	1,005	1,000
Rise Baking
Ultimate Baked Goods Midco LLC	First Lien Secured Debt	L+625, 1.00% Floor	08/13/27	26,757	26,121	26,096	(9)(29)
	First Lien Secured Debt - Revolver	L+625, 1.00% Floor	08/13/27	3,243	1,626	1,623	(9)(20)(21) (23)(28)(29)
					27,747	27,719
TNT Crust LLC
TNT Crust LLC	First Lien Secured Debt	L+675, 1.00% Floor	11/06/23	21,655	21,406	21,113	(9)(28)
	First Lien Secured Debt - Revolver	L+675 Cash plus 1.00% PIK, 1.00% Floor	11/06/23	3,252	3,069	3,011	(9)(21)(23) (28)(29)
	Common Equity - Series A Units	N/A	N/A	244 Shares	30	136	(9)(13)
					24,505	24,260
Turkey Hill
IC Holdings LLC	Common Equity - Series A Units	N/A	N/A	169 Shares	169	273	(9)(13)
THLP CO. LLC	First Lien Secured Debt	L+600, 1.00% Floor	05/31/25	25,124	24,811	24,369	(9)(26)
	First Lien Secured Debt - Revolver	P+500	05/31/24	4,494	2,878	2,787	(9)(20)(21) (23)(34)
					27,858	27,429
		Total Beverage, Food & Tobacco			$131,363	$131,442
Business Services
Access Information
Access CIG, LLC	Second Lien Secured Debt	L+775, 0.00% Floor	02/27/26	$15,900	$15,820	$15,764	(26)
AlpineX
Alpinex Opco, LLC	First Lien Secured Debt	L+600, 1.00% Floor	12/27/27	16,383	11,633	11,632	(9)(21)(23) (28)
	First Lien Secured Debt - Revolver	L+600, 1.00% Floor	12/27/27	1,117	(22)	(22)	(8)(9)(21) (23)
					11,611	11,610
Ambrosia Buyer Corp.
Ambrosia Buyer Corp.	Second Lien Secured Debt	9.00%	08/28/25	21,429	19,069	5,657	(14)

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2021
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (35)	Fair Value (1)(36)
AML Rightsource
Gabriel Partners, LLC	First Lien Secured Debt	L+600, 1.00% Floor	09/21/26	31,531	30,951	31,291	(9)(29)
	First Lien Secured Debt - Revolver	L+625, 1.00% Floor	09/21/26	665	(14)	(5)	(8)(9)(21) (23)
					30,937	31,286
Claritas
Claritas, LLC	First Lien Secured Debt	L+575, 1.00% Floor	12/21/23	3,671	3,656	3,635	(9)(26)
	First Lien Secured Debt - Revolver	L+575, 1.00% Floor	12/21/23	1,031	73	67	(9)(21)(23) (26)
					3,729	3,702
Continuum
Continuum Global Solutions, LLC	First Lien Secured Debt - Revolver	L+550, 1.00% Floor	10/29/24	20,000	11,728	11,463	(9)(21)(23) (26)
	Preferred Equity - Preferred Equity	N/A	N/A	775 Shares	78	78	(9)(13)
					11,806	11,541
Electro Rent Corporation
Electro Rent Corporation	Second Lien Secured Debt	L+900, 1.00% Floor	01/31/25	34,235	33,764	34,064	(9)(28)
Elo Touch
TGG TS Acquisition Company	First Lien Secured Debt - Revolver	L+650, 0.00% Floor	12/14/23	1,750	250	216	(21)(23)(26)
Ensemble Health
EHL Merger Sub, LLC	First Lien Secured Debt - Revolver	L+325, 0.00% Floor	08/01/24	4,155	(198)	(119)	(8)(21)(23)
Jacent
Jacent Strategic Merchandising	First Lien Secured Debt	L+625, 1.00% Floor	04/23/24	22,142	21,983	21,743	(9)(28)(29)
	First Lien Secured Debt - Revolver	L+625, 1.00% Floor	04/23/24	3,500	3,469	3,430	(9)(21)(23) (28)(29)
	Common Equity - Common Stock	N/A	N/A	5,000 Shares	500	144	(9)(13)
JSM Equity Investors, L.P.	Preferred Equity - Class P Partnership Units	N/A	N/A	114 Shares	11	11	(9)(13)
					25,963	25,328
Jones & Frank
JF Acquisition, LLC	First Lien Secured Debt	L+550, 1.00% Floor	07/31/24	13,234	13,094	13,083	(9)(28)(30)
	First Lien Secured Debt - Revolver	L+550, 1.00% Floor	07/31/24	1,569	1,427	1,426	(9)(21)(23) (28)(30)
					14,521	14,509
MAKS
Trident Bidco Limited	First Lien Secured Debt	L+550, 1.00% Floor	11/08/25	33,688	33,033	33,677	(9)(17)(29)
Naviga
Naviga Inc. (fka Newscycle Solutions, Inc.)	First Lien Secured Debt	L+700, 1.00% Floor	12/29/22	12,213	12,130	12,183	(9)(28)
	First Lien Secured Debt - Revolver	L+700, 1.00% Floor	12/29/22	500	277	279	(9)(21)(23) (26)
					12,407	12,462
PSE
Graffiti Buyer, Inc.	First Lien Secured Debt	L+575, 1.00% Floor	08/10/27	8,435	5,686	5,653	(9)(21)(23) (28)
	First Lien Secured Debt - Revolver	L+575, 1.00% Floor	08/10/27	1,307	215	213	(9)(21)(23) (27)
Graffiti Parent, LP	Common Equity - Common Stock	N/A	N/A	2,439 Shares	244	241	(9)(13)(25)
					6,145	6,107

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2021
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (35)	Fair Value (1)(36)
PSI Services, LLC
Lifelong Learner Holdings, LLC	First Lien Secured Debt	L+575, 1.00% Floor	10/19/26	34,062	33,587	32,430	(9)(28)(29)
	First Lien Secured Debt - Revolver	L+575, 1.00% Floor	10/20/25	2,985	2,945	2,861	(9)(21)(23) (28)
					36,532	35,291
Soliant
Soliant Health, Inc.	Common Equity - Membership Interests	N/A	N/A	300 Shares	300	863	(9)
US Legal Support
US Legal Support Investment Holdings, LLC	Common Equity - Series A-1 Units	N/A	N/A	631,972 Shares	632	986	(9)(13)
USLS Acquisition, Inc.	First Lien Secured Debt	L+550, 1.00% Floor	12/02/24	24,064	23,827	23,616	(9)(28)
	First Lien Secured Debt - Revolver	L+550, 1.00% Floor	12/02/24	1,501	200	186	(9)(20)(21) (23)(28)
	First Lien Secured Debt - Revolver	P+475, 1.00% Floor	12/02/24	107	106	105	(9)(23)(34)
					24,765	24,893
		Total Business Services			$280,454	$266,851
Chemicals, Plastics & Rubber
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I LLC)
Carbonfree Chemicals Holdings LLC (4)	Common Equity - Common Equity / Interest	N/A	N/A	2,354 Shares	$46,295	$44,990	(3)(13)(16) (25)
Carbonfree Chemicals SA LLC (4)	Common Equity - Class B Units	N/A	N/A	3,152 Shares	32,434	—	(3)(13)(16) (25)
					78,729	44,990
Westfall Technik, Inc.
Westfall Technik, Inc.	First Lien Secured Debt	L+575, 1.00% Floor	09/13/24	$15,656	15,504	15,300	(9)(28)
	First Lien Secured Debt	L+625, 1.00% Floor	09/13/24	5,653	5,561	5,558	(9)(28)
	First Lien Secured Debt - Revolver	L+575, 1.00% Floor	09/13/24	2,019	2,001	1,973	(9)(23)(28)
					23,066	22,831
		Total Chemicals, Plastics & Rubber			$101,795	$67,821
Construction & Building
Englert
Gutter Buyer, Inc.	First Lien Secured Debt	L+575, 1.00% Floor	03/06/25	$28,466	$28,140	$28,147	(9)(26)
	First Lien Secured Debt - Revolver	P+475	03/06/24	2,727	380	371	(9)(20)(21) (23)(34)
Gutter Holdings, LP	Common Equity - Common Stock	N/A	N/A	500 Shares	500	1,049	(9)
		Total Construction & Building			$29,020	$29,567
Consumer Goods – Durable
A&V
A&V Holdings Midco, LLC	First Lien Secured Debt - Revolver	L+450, 1.00% Floor	03/10/25	$1,505	$(87)	$(54)	(8)(21)(23)
KDC
KDC US Holdings	First Lien Secured Debt - Revolver	L+325, 0.00% Floor	12/21/23	6,020	4,909	4,838	(20)(21)(23) (26)
KLO Holdings, LLC
1244311 B.C. Ltd. (4)	First Lien Secured Debt	L+500, 1.00% Floor	09/30/25	2,978	2,978	2,795	(17)(28)
	First Lien Secured Debt	L+500 PIK, 1.00% Floor	09/30/25	1,062	1,062	991	(17)(28)
	Common Equity - Common Stock	N/A	N/A	1,000,032 Shares	1,000	886	(13)(17)(19) (25)
GSC Technologies Inc. (4)	First Lien Secured Debt	L+500 Cash plus 5.00% PIK, 1.00% Floor	09/30/25	211	211	196	(17)(28)
					5,251	4,868

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2021
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (35)	Fair Value (1)(36)
Liqui-Box
Liqui-Box Holdings, Inc.	First Lien Secured Debt - Revolver	L+450, 1.00% Floor	02/26/25	3,204	1,640	1,658	(20)(21)(23) (28)
	First Lien Secured Debt - Revolver	P+350, 1.00% Floor	02/26/25	356	354	356	(23)(34)
					1,994	2,014
NSi Industries
Wildcat BuyerCo, Inc.	First Lien Secured Debt	L+575, 1.00% Floor	02/27/26	15,771	12,789	12,890	(21)(23)(28)
	First Lien Secured Debt - Revolver	L+575, 1.00% Floor	02/27/26	725	(11)	(17)	(8)(21)(23)
Wildcat Parent LP	Common Equity - Common Stock	N/A	N/A	1,070 Shares	107	160	(13)
					12,885	13,033
Sorenson Holdings, LLC
Sorenson Holdings, LLC	Common Equity - Membership Interests	N/A	N/A	587 Shares	—	390	(10)(13)
		Total Consumer Goods – Durable			$24,952	$25,089
Consumer Goods – Non-durable
3D Protein
Protein For Pets Opco, LLC	First Lien Secured Debt - Revolver	L+500, 1.00% Floor	05/31/24	$2,219	$(28)	$—	(9)(21)(23)
Dan Dee
Project Comfort Buyer, Inc.	First Lien Secured Debt	L+700, 1.00% Floor	02/01/25	25,243	24,852	24,304	(9)(28)
	First Lien Secured Debt - Revolver	L+700, 1.00% Floor	02/01/24	3,462	1,111	1,019	(9)(21)(23) (26)
	Preferred Equity - Preferred Equity	N/A	N/A	461,538 Shares	462	55	(9)(13)
					26,425	25,378
LashCo
Lash OpCo, LLC	First Lien Secured Debt	L+700, 1.00% Floor	03/18/26	34,950	30,481	30,414	(9)(21)(23) (26)
	First Lien Secured Debt	P+600	03/18/26	10,146	9,942	9,918	(9)(34)
	First Lien Secured Debt - Revolver	L+700, 1.00% Floor	09/18/25	1,612	(50)	(36)	(8)(9)(21) (23)
					40,373	40,296
Olaplex
Olaplex, Inc.	First Lien Secured Debt	L+625, 1.00% Floor	01/08/26	12,063	11,898	12,184	(9)(26)
	First Lien Secured Debt - Revolver	L+650, 1.00% Floor	01/08/25	2,300	(28)	—	(9)(21)(23)
					11,870	12,184
Paladone
Paladone Group Bidco Limited	First Lien Secured Debt	L+575, 1.00% Floor	11/12/27	8,003	5,981	6,038	(9)(17)(23) (28)
	First Lien Secured Debt - Revolver	L+575, 1.00% Floor	11/12/27	£353	(9)	(5)	(8)(9)(17) (21)(23)
	First Lien Secured Debt - Revolver	L+575, 1.00% Floor	11/12/27	1,412	255	268	(9)(17)(21) (23)(28)
Paladone Group Holdings Limited	Common Equity - Common Stock	N/A	N/A	94,151 Shares	94	94	(9)(13)(17) (25)
					6,321	6,395
Sequential Brands Group, Inc.
Gainline Galaxy Holdings LLC	Common Equity - Common Stock	N/A	N/A	10,854 Shares	2,041	2,033	(13)(16)(17) (25)
Sequential Avia Holdings LLC	Second Lien Secured Debt	L+500, 1.00% Floor	11/12/26	1,717	1,715	1,717	(17)(26)
Sequential Brands Group, Inc.	First Lien Secured Debt	L+500, 1.00% Floor	01/28/22	448	46	46	(17)(21)(23) (26)
	Second Lien Secured Debt	8.75%	02/07/24	1,293	236	241	(14)(17)
					4,038	4,037
		Total Consumer Goods – Non-durable			$88,999	$88,290

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2021
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate	Maturity Date		Par/Shares (12)	Cost (35)	Fair Value (1)(36)
Consumer Services
Activ
Activ Software Holdings, LLC	First Lien Secured Debt	L+625, 1.00% Floor	05/04/27		$29,943	$29,399	$29,479	(9)(30)
	First Lien Secured Debt - Revolver	L+625, 1.00% Floor	05/04/27		2,407	(43)	(37)	(8)(9)(21) (23)
						29,356	29,442
Bird
Bird US Opco, LLC	First Lien Secured Debt	L+750, 1.00% Floor	10/12/24		50,000	15,615	16,203	(9)(23)(26)
Clarus Commerce
Marlin DTC-LS Midco 2, LLC	First Lien Secured Debt	L+650, 1.00% Floor	07/01/25		22,214	21,877	22,038	(29)
	First Lien Secured Debt - Revolver	L+600, 1.00% Floor	07/01/25		685	8	(5)	(8)(21)(23)
						21,885	22,033
First Heritage
First Heritage Credit, LLC	First Lien Secured Debt	L+475, 0.00% Floor	04/02/22		26,250	19,492	19,474	(9)(21)(23) (26)
	First Lien Secured Debt - Revolver	L+550, 0.00% Floor	04/02/22		3,750	2,458	2,459	(9)(21)(23) (26)
						21,950	21,933
Go Car Wash
Go Car Wash Management Corp.	First Lien Secured Debt	L+575, 1.00% Floor	12/31/26		11,465	8,114	8,089	(9)(21)(23) (26)
	First Lien Secured Debt - Revolver	L+575, 1.00% Floor	12/31/26		417	(3)	(6)	(8)(9)(21) (23)
						8,111	8,083
Lending Point
LendingPoint LLC	First Lien Secured Debt	L+1050, 1.00% Floor	12/30/25		17,500	13,411	13,452	(9)(21)(23) (28)
	First Lien Secured Debt	L+575, 1.00% Floor	12/30/25		4,167	3,155	3,169	(9)(21)(23) (28)
	First Lien Secured Debt - Revolver	L+575, 1.00% Floor	12/30/25		8,333	6,590	6,617	(9)(21)(23) (28)
						23,156	23,238
Only About Children
Nemo (BC) Bidco Pty Ltd	First Lien Secured Debt	BBSW+675, 1.00% Floor	04/06/24	A$	7,000	4,945	4,763	(17)(21)(23) (33)
Paper Source
Papershop Holdco Inc.	First Lien Secured Debt	L+700, 1.00% Floor	05/27/26		10,607	10,509	10,501	(9)(28)
	First Lien Secured Debt - Revolver	L+700, 1.00% Floor	05/27/26		1,705	1,365	1,364	(9)(21)(23) (26)(28)
	First Lien Secured Debt - Revolver	P+600	05/27/26		1,377	1,364	1,363	(9)(23)(34)
						13,238	13,228
The Club Company
Eldrickco Limited	First Lien Secured Debt	SON+625, 0.50% Floor	11/26/25		£15,083	14,021	14,436	(9)(17)(21) (23)(31)
	First Lien Secured Debt - Revolver	SON+625, 0.50% Floor	11/26/25		£356	411	465	(9)(17)(23) (31)
	First Lien Secured Debt - Revolver	SON+625, 0.50% Floor	05/26/25		£345	—	(9)	(8)(9)(17) (21)(23)(31)
						14,432	14,892
US Auto
U.S. Auto Finance, Inc.	First Lien Secured Debt	L+525, 1.00% Floor	04/17/24		20,000	4,623	4,556	(9)(21)(23) (28)
	First Lien Secured Debt - Revolver	L+600, 1.00% Floor	04/17/24		13,333	10,995	10,976	(9)(21)(23) (28)
						15,618	15,532
		Total Consumer Services				$168,306	$169,347

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2021
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (35)	Fair Value (1)(36)
Diversified Investment Vehicles, Banking, Finance, Real Estate
Celink
Compu-Link Corporation	First Lien Secured Debt - Revolver	L+550, 1.00% Floor	06/11/24	$2,273	$(25)	$(24)	(8)(9)(21) (23)
Peer Advisors, LLC	First Lien Secured Debt	L+550, 1.00% Floor	06/11/24	17,670	17,468	17,487	(9)(26)
					17,443	17,463
Flock Financial, LLC
Flock SPV I, LLC	First Lien Secured Debt	L+650, 1.00% Floor	12/31/22	14,667	11,997	12,000	(9)(17)(21) (23)(26)
	First Lien Secured Debt - Revolver	L+650, 1.00% Floor	12/31/22	5,333	(28)	—	(9)(17)(21) (23)
					11,969	12,000
Golden Bear
Golden Bear 2016-R, LLC (4)	Structured Products and Other - Membership Interests	N/A	09/20/42	N/A	16,987	10,821	(3)(17)
Purchasing Power, LLC
Purchasing Power Funding I, LLC	First Lien Secured Debt - Revolver	L+650, 0.00% Floor	01/24/24	9,113	1,640	1,640	(9)(21)(23) (27)
Spectrum Automotive
Shelby 2021 Holdings Corp.	First Lien Secured Debt	L+575, 0.75% Floor	06/29/28	14,521	12,219	12,263	(9)(21)(23) (26)(27)(28)
	First Lien Secured Debt - Revolver	L+575, 0.75% Floor	06/29/27	420	(6)	(4)	(8)(9)(21) (23)
					12,213	12,259
Ten-X, LLC
Ten-X, LLC	First Lien Secured Debt - Revolver	P+225	09/29/22	4,680	4,617	4,572	(23)(34)
	Total Diversified Investment Vehicles, Banking, Finance, Real Estate				$64,869	$58,755
Education
NFA Group
SSCP Spring Bidco Limited	First Lien Secured Debt	GBPL+600, 0.50% Floor	07/30/25	£30,000	$36,295	$40,407	(9)(17)(32)
		Total Education			$36,295	$40,407
Energy – Electricity
Renew Financial LLC (f/k/a Renewable Funding, LLC)
AIC SPV Holdings II, LLC (4)	Preferred Equity - Preferred Stock	N/A	N/A	534,375 Shares	$534	$417	(15)(17)(25)
Renew Financial LLC (f/k/a Renewable Funding, LLC) (4)	Preferred Equity - Series B Preferred Stock	N/A	N/A	1,505,868 Shares	8,343	—	(13)(25)
	Preferred Equity - Series D Preferred Stock	N/A	N/A	436,689 Shares	5,568	—	(13)(25)
	Preferred Equity - Series E Preferred Stock	N/A	N/A	441,576 Shares	1,902	4,984	(13)(17)(25)
Renew JV LLC (4)	Common Equity - Membership Interests	N/A	N/A	513,215 Shares	513	635	(13)(17)(25)
					16,860	6,036
Solarplicity Group Limited (f/k/a AMP Solar UK)
Solarplicity UK Holdings Limited	First Lien Secured Debt	4.00%	03/08/23	£5,562	7,231	1,791	(14)(17)
	Preferred Equity - Preferred Stock	N/A	N/A	4,286 Shares	5,623	—	(2)(13)(17)
	Common Equity - Ordinary Shares	N/A	N/A	2,825 Shares	4	—	(2)(13)(17)
					12,858	1,791
		Total Energy – Electricity			$29,718	$7,827

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2021
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (35)	Fair Value (1)(36)
Energy – Oil & Gas
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.)
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.) (5)	Second Lien Secured Debt	10.00% PIK	03/31/23	$11,556	$10,980	$6,116	(14)
	Common Equity - Common Stock	N/A	N/A	10,000,000 Shares	30,078	—	(13)(25)
					41,058	6,116
Pelican
Pelican Energy, LLC (4)	Common Equity - Membership Interests	N/A	N/A	1,444 Shares	13,063	630	(13)(16)(17) (25)
Spotted Hawk
SHD Oil & Gas, LLC (5)	First Lien Secured Debt - Tranche C Note	12.00%	06/30/22	24,728	24,728	25,470
	Common Equity - Series A Units	N/A	N/A	7,600,000 Shares	1,412	—	(13)(16)(25)
	Common Equity - Series C Units	N/A	N/A	50,952,525 Shares	44,065	2,839	(13)(16)(25)
					70,205	28,309
		Total Energy – Oil & Gas			$124,326	$35,055
Environmental Industries
Ortega National Parks
Ortega National Parks, LLC	First Lien Secured Debt	L+525, 1.00% Floor	10/31/25	$15,590	$9,229	$9,223	(9)(21)(23) (29)
	First Lien Secured Debt - Revolver	L+525, 1.00% Floor	10/31/25	2,049	(27)	(22)	(8)(9)(21) (23)
		Total Environmental Industries			$9,202	$9,201
Healthcare & Pharmaceuticals
83bar
83Bar, Inc.	First Lien Secured Debt	L+575, 1.50% Floor	07/02/26	$5,000	$4,975	$4,975	(9)(26)
Akoya
Akoya Biosciences, Inc.	First Lien Secured Debt	L+635, 1.50% Floor	10/27/25	9,750	9,771	9,750	(9)(26)
AmeriVet
Amerivet Partners Management, Inc.	First Lien Secured Debt	L+475, 1.00% Floor	06/05/24	33,617	33,202	33,265	(9)(27)
	First Lien Secured Debt - Revolver	L+475, 1.00% Floor	06/05/24	806	(8)	(9)	(8)(9)(21) (23)
AmeriVet Partners Parent LP	Common Equity - Class D Partnership Units	N/A	N/A	13 Shares	125	299	(9)(13)
					33,319	33,555
Analogic
Analogic Corporation	First Lien Secured Debt	L+525, 1.00% Floor	06/22/24	17,896	17,707	17,627	(9)(26)
	First Lien Secured Debt - Revolver	L+525, 1.00% Floor	06/22/23	1,826	1,030	1,016	(9)(21)(23) (26)
					18,737	18,643
CARE Fertility
Royton Bidco Limited	First Lien Secured Debt	SON+525, 0.50% Floor	05/09/25	£19,766	22,335	23,473	(9)(17)(21) (23)(31)
Cato Research
LS Clinical Services Holdings, Inc.	First Lien Secured Debt	L+675, 1.00% Floor	12/16/27	13,125	12,800	12,797	(9)(28)
	First Lien Secured Debt - Revolver	L+675, 1.00% Floor	12/16/26	1,875	(46)	(47)	(8)(9)(21) (23)
					12,754	12,750
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2021
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (35)	Fair Value (1)(36)
Cerus
Cerus Corporation	First Lien Secured Debt	L+545, 1.80% Floor	03/01/24	21,000	16,449	16,830	(9)(17)(23) (26)
	First Lien Secured Debt - Revolver	L+375, 1.80% Floor	03/01/24	1,500	318	324	(9)(17)(21) (23)(26)
					16,767	17,154
Emmes Corporation
Emmes Blocker, Inc.	Common Equity - Common Stock	N/A	N/A	306 Shares	306	842	(9)(13)
The Emmes Company, LLC	First Lien Secured Debt	L+500, 1.00% Floor	03/03/25	15,926	15,782	15,687	(9)(29)
	First Lien Secured Debt - Revolver	L+500, 1.00% Floor	03/03/25	2,449	2,429	2,412	(9)(23)(26)
					18,517	18,941
EmpiRx
EmpiRx Health LLC	First Lien Secured Debt	L+550, 1.00% Floor	08/05/27	9,091	8,919	9,000	(9)(27)
	First Lien Secured Debt - Revolver	L+550, 1.00% Floor	08/05/27	909	(17)	(9)	(8)(9)(21) (23)
					8,902	8,991
Forge Biologics
Forge Biologics, Inc.	First Lien Secured Debt	L+675, 0.50% Floor	12/03/26	26,667	3,202	3,201	(9)(23)(26)
Genesis Healthcare, Inc.
Genesis Healthcare, Inc.	First Lien Secured Debt	L+1100, 1.00% Floor	03/06/23	6,087	—	—	(9)(21)(23)
	First Lien Secured Debt - Revolver	L+600, 0.50% Floor	03/06/23	85,870	(171)	—	(9)(21)(23)
					(171)	—
Gossamer
GB001, Inc.	First Lien Secured Debt	L+700, 2.00% Floor	01/01/25	30,000	5,873	6,060	(9)(17)(23) (26)
Health & Safety Institute
HSI HALO Acquisition, Inc.	First Lien Secured Debt	L+575, 1.00% Floor	08/31/26	16,412	13,524	13,360	(9)(21)(23) (28)
	First Lien Secured Debt - Revolver	L+575, 1.00% Floor	09/02/25	813	131	121	(9)(21)(23) (26)
	Common Equity - Common Stock	N/A	N/A	500 Shares	500	612	(9)(13)
					14,155	14,093
IMA Group
IMA Group Management Company, LLC	First Lien Secured Debt	L+550, 1.00% Floor	05/30/24	12,704	6,866	6,887	(21)(23)(29)
	First Lien Secured Debt - Revolver	L+550, 1.00% Floor	05/30/24	289	259	257	(21)(23)(27)
					7,125	7,144
Kindeva
Kindeva Drug Delivery L.P.	First Lien Secured Debt	L+600, 1.00% Floor	05/01/26	9,434	9,267	9,372	(9)(28)
	First Lien Secured Debt - Revolver	L+600, 1.00% Floor	05/01/25	167	77	78	(9)(21)(23) (26)
					9,344	9,450
KureSmart
Clearway Corporation (f/k/a NP/Clearway Holdings, Inc.)	Common Equity - Common Stock	N/A	N/A	133 Shares	133	206	(9)(13)
Kure Pain Holdings, Inc.	First Lien Secured Debt	L+500, 1.00% Floor	08/27/24	21,714	21,532	21,403	(9)(26)
	First Lien Secured Debt - Revolver	L+500, 1.00% Floor	08/27/24	2,654	(26)	(40)	(8)(9)(21) (23)
					21,639	21,569

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2021
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (35)	Fair Value (1)(36)
Mannkind Corporation
Mannkind Corporation	First Lien Secured Debt	L+675, 1.00% Floor	08/01/25	13,866	13,784	14,094	(9)(26)
	First Lien Secured Debt	L+625, 1.00% Floor	08/01/25	30,000	(24)	—	(9)(23)
	Common Equity - Common Stock	N/A	N/A	334,226 Shares	76	1,461	(9)(10)(13) (17)
					13,836	15,555
Maxor National Pharmacy Services, LLC
Maxor National Pharmacy Services, LLC	First Lien Secured Debt	L+550, 1.00% Floor	12/06/27	23,438	23,201	22,973	(9)(26)(28)
	First Lien Secured Debt - Revolver	L+550, 1.00% Floor	12/06/26	1,558	(11)	(30)	(8)(9)(21) (23)
					23,190	22,943
Medical Guardian
Medical Guardian, LLC	First Lien Secured Debt	L+650, 1.00% Floor	10/26/26	36,191	30,931	30,911	(9)(21)(23) (26)
	First Lien Secured Debt - Revolver	L+650, 1.00% Floor	10/26/26	3,810	(55)	(54)	(8)(9)(21) (23)
					30,876	30,857
Midwest Vision
Midwest Vision Partners Management, LLC	First Lien Secured Debt	L+650, 1.00% Floor	01/12/27	24,315	21,466	21,656	(9)(21)(23) (27)(28)(29)
	First Lien Secured Debt - Revolver	L+650, 1.00% Floor	01/12/27	612	295	300	(9)(21)(23) (27)
					21,761	21,956
Orchard
Orchard Therapeutics PLC	First Lien Secured Debt	L+595, 1.00% Floor	05/28/26	33,333	10,897	10,994	(9)(17)(23) (26)
Ovation Fertility
FPG Services, LLC	First Lien Secured Debt	L+550, 1.00% Floor	06/13/25	19,068	14,141	14,312	(9)(21)(23) (28)
	First Lien Secured Debt - Revolver	L+550, 1.00% Floor	06/13/24	2,105	(21)	(6)	(8)(9)(21) (23)
					14,120	14,306
Paragon 28
Paragon 28, Inc.	First Lien Secured Debt	L+600, 1.00% Floor	05/01/26	10,000	2,492	2,475	(9)(23)(26)
	First Lien Secured Debt - Revolver	L+300, 1.00% Floor	05/01/26	2,000	(9)	(5)	(8)(9)(21) (23)
					2,483	2,470
Partner Therapeutics, Inc
Partner Therapeutics, Inc	First Lien Secured Debt	L+665, 1.00% Floor	01/01/23	10,000	9,964	9,950	(9)(26)
	First Lien Secured Debt - Revolver	L+375, 1.00% Floor	04/01/26	1,000	823	825	(9)(21)(23) (26)
	Preferred Equity - Preferred Equity	N/A	N/A	55,556 Shares	333	871	(9)(13)
	Warrants		N/A	33,333 Shares	135	372	(9)(13)
					11,255	12,018
PHS
PHS Buyer, Inc.	First Lien Secured Debt	L+600, 1.00% Floor	01/31/27	25,177	24,746	24,674	(9)(28)
	First Lien Secured Debt - Revolver	L+600, 1.00% Floor	01/31/27	2,000	(30)	(40)	(8)(9)(21) (23)
					24,716	24,634
Radius Health
Radius Health, Inc.	First Lien Secured Debt	L+575, 2.00% Floor	06/01/24	33,833	28,700	28,425	(9)(17)(23) (26)
	First Lien Secured Debt - Revolver	L+350, 2.00% Floor	06/01/24	1,000	(1)	(13)	(8)(9)(17) (21)(23)
					28,699	28,412

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2021
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (35)	Fair Value (1)(36)
RHA Health Services
Pace Health Companies, LLC	First Lien Secured Debt	L+450, 1.00% Floor	08/02/24	4,463	3,837	3,880	(9)(23)(28)
	First Lien Secured Debt - Revolver	L+450, 1.00% Floor	08/02/24	500	11	(1)	(8)(9)(20) (21)(23)
					3,848	3,879
Rigel Pharmaceuticals
Rigel Pharmaceuticals, Inc.	First Lien Secured Debt	L+565, 1.50% Floor	09/01/24	6,000	6,017	6,056	(9)(26)
RiteDose Holdings I, Inc.
RiteDose Holdings I, Inc.	First Lien Secured Debt	P+550, 1.00% Floor	09/13/23	12,093	11,977	12,087	(9)(26)(34)
	First Lien Secured Debt - Revolver	L+650, 1.00% Floor	09/13/23	2,000	(18)	—	(9)(21)(23)
					11,959	12,087
Unchained Labs
Unchained Labs, LLC	First Lien Secured Debt	L+550, 1.00% Floor	08/09/27	6,765	1,847	1,859	(9)(21)(23) (26)
	First Lien Secured Debt - Revolver	L+550, 1.00% Floor	08/09/27	726	(14)	(7)	(8)(9)(21) (23)
					1,833	1,852
		Total Healthcare & Pharmaceuticals			$412,734	$417,768
High Tech Industries
Acronis AG
ACRONIS AG	First Lien Secured Debt	L+585, 1.50% Floor	12/18/24	$21,000	$20,930	$21,000	(9)(17)(26)
American Megatrends
AMI US Holdings Inc.	First Lien Secured Debt	L+525, 1.00% Floor	04/01/25	21,485	21,241	21,485	(9)(26)
	First Lien Secured Debt - Revolver	L+525, 0.00% Floor	04/01/24	2,907	1,136	1,163	(9)(21)(23) (26)
					22,377	22,648
Calero Holdings, Inc.
Telesoft Holdings, LLC	First Lien Secured Debt	L+575, 1.00% Floor	12/16/25	22,330	21,987	22,194	(28)
	First Lien Secured Debt - Revolver	L+575, 1.00% Floor	12/16/25	2,273	(34)	(14)	(8)(21)(23)
					21,953	22,180
ChyronHego Corporation
ChyronHego Corporation (5)	First Lien Secured Debt	L+350 Cash plus 1.50% PIK, 1.00% Floor	12/31/22	84,958	83,476	84,109	(28)
	First Lien Secured Debt	L+800 PIK, 1.00% Floor	12/31/22	2,514	2,422	2,413	(28)
	First Lien Secured Debt - Revolver	L+500, 1.00% Floor	12/31/22	8,000	7,156	7,076	(21)(23)(29)
	Preferred Equity - Preferred Equity	N/A	N/A	7,800 Shares	6,000	12,269	(13)(25)
					99,054	105,867
Dairy.com
Momentx Corporation	First Lien Secured Debt	L+575, 1.00% Floor	06/24/27	13,674	13,420	13,335	(9)(28)
	First Lien Secured Debt - Revolver	L+575, 1.00% Floor	06/24/27	1,257	(23)	(31)	(8)(9)(21) (23)
					13,397	13,304
Digital.ai
Digital.ai Software Holdings, Inc.	First Lien Secured Debt	L+700, 1.00% Floor	02/10/27	22,411	21,833	22,109	(9)(28)
	First Lien Secured Debt - Revolver	L+700, 1.00% Floor	02/10/27	2,419	745	774	(9)(21)(23) (28)
					22,578	22,883

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2021
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (35)	Fair Value (1)(36)
GoHealth
Norvax, LLC	First Lien Secured Debt - Revolver	L+650, 1.00% Floor	09/13/24	3,182	2,423	2,466	(9)(21)(23) (26)(27)(28)
International Cruise & Excursion Gallery, Inc.
International Cruise & Excursion Gallery, Inc.	First Lien Secured Debt	L+525, 1.00% Floor	06/06/25	14,475	14,329	13,540	(26)
Modern Campus
Destiny Solutions U.S., Inc.	First Lien Secured Debt	L+575, 1.00% Floor	06/08/26	15,733	15,405	15,458	(26)
	First Lien Secured Debt	L+600, 1.00% Floor	06/08/26	9,840	5,775	5,858	(21)(23)(28)
RMCF IV CIV XXXV, L.P.	Common Equity - Common Stock	N/A	N/A	482 Shares	1,000	1,340	(13)(25)
					22,180	22,656
MYCOM
Magnate Holding Corp.	First Lien Secured Debt	L+625 Cash plus 1.00% PIK, 0.50% Floor	12/16/24	19,206	19,080	17,737	(9)(17)(28)
	First Lien Secured Debt - Revolver	L+625 Cash plus 1.00% PIK, 0.50% Floor	12/14/23	3,150	3,131	2,980	(9)(17)(23) (28)
					22,211	20,717
New Era Technology, Inc.
New Era Technology, Inc.	First Lien Secured Debt	L+625, 1.00% Floor	10/31/26	23,850	20,358	20,278	(9)(21)(23) (28)
	First Lien Secured Debt - Revolver	L+625, 1.00% Floor	10/30/26	1,049	330	329	(9)(21)(23) (28)
					20,688	20,607
Pro Vigil
Pro-Vigil Holding Company, LLC	First Lien Secured Debt	L+850, 1.00% Floor	01/11/25	9,935	9,733	9,798	(9)(26)
Schlesinger Group
Schlesinger Global, LLC	First Lien Secured Debt	L+600 Cash plus 1.00% PIK, 1.00% Floor	07/12/25	9,887	9,723	9,741	(9)(28)
	First Lien Secured Debt	L+775, 1.00% Floor	07/12/25	963	949	971	(9)(28)
					10,672	10,712
Simeio
Simeio Group Holdings, Inc.	First Lien Secured Debt	L+550, 1.00% Floor	02/02/26	8,293	8,207	8,178	(9)(26)
	First Lien Secured Debt	L+525, 1.00% Floor	02/02/26	4,615	(24)	(69)	(8)(9)(21) 23)
	First Lien Secured Debt - Revolver	L+525, 1.00% Floor	02/02/26	1,731	(18)	(24)	(8)(9)(21) (23)
					8,165	8,085
Sirsi Corporation
Sirsi Corporation	First Lien Secured Debt	L+450, 1.00% Floor	03/15/24	5,671	5,631	5,654	(9)(26)
	First Lien Secured Debt - Revolver	L+450, 1.00% Floor	03/15/24	429	(3)	(1)	(8)(9)(21) (23)
					5,628	5,653
Springbrook
Springbrook Holding Company, LLC	First Lien Secured Debt	L+550, 1.00% Floor	12/23/26	13,336	10,693	10,727	(21)(23)(29)
	First Lien Secured Debt - Revolver	L+575, 1.00% Floor	12/23/26	1,463	(18)	(13)	(8)(21)(23)
					10,675	10,714
Tax Slayer
MEP-TS Midco, LLC	First Lien Secured Debt	L+600, 1.00% Floor	12/31/26	13,413	13,159	13,279	(9)(29)
	First Lien Secured Debt - Revolver	L+600, 1.00% Floor	12/31/26	1,452	(2)	(15)	(8)(9)(21) (23)
					13,157	13,264

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2021
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (35)	Fair Value (1)(36)
Telnyx
Telnyx LLC	First Lien Secured Debt	L+625, 1.50% Floor	10/21/25	8,583	5,202	5,278	(9)(23)(26)
UpStack
Upstack Holdco Inc.	First Lien Secured Debt	L+600, 1.00% Floor	08/20/27	31,958	27,593	27,478	(9)(21)(23) (28)(29)
	First Lien Secured Debt - Revolver	L+600, 1.00% Floor	08/20/27	3,000	(78)	(83)	(8)(9)(20) (21)(23)
					27,515	27,395
		Total High Tech Industries			$372,867	$378,767
Hotel, Gaming, Leisure, Restaurants
Guernsey
Guernsey Holdings SDI LA LLC	First Lien Secured Debt	6.95%	11/18/26	$14,333	$14,194	$14,190	(9)
	First Lien Secured Debt	L+595, 1.00% Floor	11/18/26	1,667	—	—	(9)(23)
					14,194	14,190
Taco Cabana
YTC Enterprises, LLC	First Lien Secured Debt	L+625, 1.00% Floor	08/16/26	9,967	9,851	9,842	(9)(26)
		Total Hotel, Gaming, Leisure, Restaurants			$24,045	$24,032
Insurance
High Street Insurance
High Street Buyer, Inc.	First Lien Secured Debt	L+600, 0.75% Floor	04/14/28	$30,189	$29,660	$29,585	(9)(28)(29)
	First Lien Secured Debt - Revolver	L+600, 0.75% Floor	04/16/27	2,203	(39)	(44)	(8)(9)(21) (23)
					29,621	29,541
PGM Holdings Corporation
Turbo Buyer, Inc.	First Lien Secured Debt	L+600, 1.00% Floor	12/02/25	19,279	18,962	18,893	(9)(29)
	First Lien Secured Debt - Revolver	L+575, 1.00% Floor	12/02/25	923	(15)	(18)	(8)(9)(21) (23)
					18,947	18,875
Relation Insurance
AQ Sunshine, Inc.	First Lien Secured Debt	L+600, 1.00% Floor	04/15/25	30,353	29,684	30,172	(9)(21)(23) (29)
	First Lien Secured Debt - Revolver	L+600, 1.00% Floor	04/15/24	1,369	353	365	(9)(20)(21) (23)(29)
					30,037	30,537
		Total Insurance			$78,605	$78,953
Manufacturing, Capital Equipment
AVAD, LLC
AVAD, LLC	First Lien Secured Debt - Revolver	L+400, 1.00% Floor	10/02/23	$2,060	$962	$—	(9)(23)(26)
Surf Opco, LLC	First Lien Secured Debt - Revolver	L+400, 1.00% Floor	03/17/26	16,667	11,785	11,785	(9)(20)(21) (23)(26)
	Preferred Equity - Class P-1 Preferred	N/A	N/A	33,333 Shares	3,333	6,667	(9)(13)(16) (25)
	Preferred Equity - Class P-2 Preferred	N/A	N/A	85,164 Shares	8,516	3,131	(9)(13)(16) (25)
	Common Equity - Class A-1 Common	N/A	N/A	3,333 Shares	—	180	(9)(13)(16) (25)
					24,596	21,763
Kauffman
Kauffman Holdco, LLC	Common Equity - Common Stock	N/A	N/A	250,000 Shares	250	60	(9)(13)
Kauffman Intermediate, LLC	First Lien Secured Debt	L+650, 1.00% Floor	05/08/25	16,324	16,139	15,865	(9)(28)
	First Lien Secured Debt - Revolver	L+650, 1.00% Floor	05/08/25	1,243	269	276	(9)(21)(23) (28)
					16,658	16,201

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2021
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (35)	Fair Value (1)(36)
MedPlast Holdings Inc.
Viant Medical Holdings, Inc. (fka MedPlast Holdings, Inc.)	Second Lien Secured Debt	L+775, 0.00% Floor	07/02/26	8,000	7,954	7,586	(26)
		Total Manufacturing, Capital Equipment			$49,208	$45,550
Media – Diversified & Production
New Wave Entertainment
NW Entertainment, Inc.	First Lien Secured Debt	L+750, 1.00% Floor	08/16/24	$28,491	$27,611	$27,711	(9)(21)(23) (28)
	First Lien Secured Debt - Revolver	L+750, 1.00% Floor	08/16/24	3,078	3,046	3,055	(9)(23)(28)
					30,657	30,766
Nitro World Entertainment
NWE OPCO LP	First Lien Secured Debt	L+650, 2.00% Floor	12/19/22	4,637	4,627	4,637	(9)(26)
Sonar Entertainment
Sonar Entertainment, Inc.	First Lien Secured Debt	L+760, 1.25% Floor	11/15/21	3,186	3,185	2,673	(9)(11)(26)
	First Lien Secured Debt - Revolver	L+760, 1.25% Floor	11/15/21	1,890	1,848	1,586	(9)(11)(23) (26)
					5,033	4,259
		Total Media – Diversified & Production			$40,317	$39,662
Retail
IPS
SI Holdings, Inc.	First Lien Secured Debt	L+600, 1.00% Floor	07/25/25	$31,085	$30,692	$30,616	(9)(28)
	First Lien Secured Debt - Revolver	L+600, 1.00% Floor	07/25/24	3,413	391	388	(9)(21)(23) (28)
		Total Retail			$31,083	$31,004
Telecommunications
Securus Technologies Holdings, Inc.
Securus Technologies Holdings, Inc.	Second Lien Secured Debt	L+825, 1.00% Floor	11/01/25	$12,878	$12,809	$12,363	(28)
		Total Telecommunications			$12,809	$12,363
Transportation – Cargo, Distribution
Beacon Mobility
Beacon Mobility Corp.	First Lien Secured Debt	L+550, 1.00% Floor	05/22/24	$13,989	$13,292	$13,396	(9)(21)(23) (28)
	First Lien Secured Debt - Revolver	L+550, 1.00% Floor	05/22/24	957	(16)	(9)	(8)(9)(21) (23)
					13,276	13,387
Dynamic Product Tankers (Prime), LLC
Dynamic Product Tankers, LLC (5)	Unsecured Debt	L+500, 0.00% Floor	07/31/24	22,000	22,000	22,000	(17)(29)
	Common Equity - Class A Units	N/A	N/A	N/A	49,806	5,776	(13)(17)(24) (25)
					71,806	27,776
Heniff and Superior
Heniff Holdco, LLC	First Lien Secured Debt	L+575, 1.00% Floor	12/03/26	30,531	30,067	29,630	(9)(26)
	First Lien Secured Debt - Revolver	L+575, 1.00% Floor	12/03/24	3,925	1,262	1,230	(9)(20)(21) (23)(26)
					31,329	30,860
MSEA Tankers LLC
MSEA Tankers LLC (5)	Common Equity - Class A Units	N/A	N/A	N/A	50,994	46,254	(17)(18)(25)
		Total Transportation – Cargo, Distribution			$167,405	$118,277

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2021
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (35)	Fair Value (1)(36)
Wholesale
Banner Solutions
Banner Buyer, LLC	First Lien Secured Debt	L+575, 1.00% Floor	10/31/25	$17,789	$15,136	$15,224	(9)(21)(23) (26)
	First Lien Secured Debt - Revolver	L+575, 1.00% Floor	10/31/25	1,935	(24)	(12)	(8)(9)(21) (23)
Banner Parent Holdings, Inc.	Common Equity - Common Stock	N/A	N/A	6,125 Shares	613	560	(9)(13)
					15,725	15,772
Thomas Scientific
BSP-TS, LP	Common Equity - Common Stock	N/A	N/A	185 Shares	185	185	(9)(13)(25)
Thomas Scientific, LLC	First Lien Secured Debt	L+625, 1.00% Floor	12/14/27	31,852	26,088	26,081	(9)(21)(23) (28)
	First Lien Secured Debt - Revolver	L+625, 1.00% Floor	12/14/27	2,963	(59)	(59)	(8)(9)(21) (23)
					26,214	26,207
		Total Wholesale			$41,939	$41,979
Total Investments before Cash Equivalents					$2,792,350	$2,594,843
J.P. Morgan U.S. Government Money Market Fund				$22,367	$22,367	$22,367	(22)
Total Investments after Cash Equivalents					$2,814,717	$2,617,210	(6)(7)
____________________

(1)Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (See Note 2 to the financial statements).
(2)Preferred and ordinary shares in Solarplicity UK Holdings Limited are GBP denominated equity investments.
(3)Denotes investments in which the Company owns greater than 25% of the equity, where the governing documents of each entity preclude the Company from exercising a controlling influence over the management or policies of such entity. The Company does not have the right to elect or appoint more than 25% of the directors or another party has the right to elect or appoint more directors than the Company and has the right to appoint certain members of senior management. Therefore, the Company has determined that these entities are not controlled affiliates. As of December 31, 2021, we had a 100% equity ownership interest in Golden Bear 2016-R, LLC, a collateralized loan obligation, and 27% equity ownership interest in Carbonfree Chemicals SA LLC.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2021
(In thousands, except share data)
(4)Denotes investments in which we are an “Affiliated Person,” as defined in the 1940 Act, due to holding the power to vote or owning 5% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of March 31, 2021 and December 31, 2021 along with transactions during the nine months ended December 31, 2021 in these affiliated investments are as follows:

Name of Issuer	Fair Value at March 31, 2021	Gross Additions ●	Gross Reductions ■	Net Change in Unrealized Gains (Losses)	Fair Value at December 31, 2021	Net Realized Gains (Losses)	Interest/Dividend/Other Income
1244311 B.C. Ltd., Common Stock	$1,719	$—	$—	$(833)	$886	$—	$—
1244311 B.C. Ltd., Term Loan	3,822	46	(15)	(67)	3,786	—	185
9357-5991 Quebec Inc., Term Loan	—	—	(215)	—	—	215	—
AIC SPV Holdings II, LLC, Preferred Equity	498	—	—	(81)	417	—	81
Carbonfree Chemicals Holdings LLC, Common Stock	25,424	904	—	18,662	44,990	—	—
Carbonfree Chemicals SA LLC, Class B Units	—	—	—	—	—	—	—
Golden Bear 2016-R, LLC, Membership Interests	11,289	175	—	(643)	10,821	—	878
GSC Technologies Inc., Term Loan	—	218	(8)	(14)	196	—	11
KLO Acquisition LLC, Term Loan	—	—	(327)	1	—	326	—
Pelican Energy, LLC, Common Stock	2,170	—	(3,698)	2,158	630	—	—
Renew Financial LLC (f/k/a Renewable Funding, LLC), Series B Preferred Stock	42	—	—	(42)	—	—	—
Renew Financial LLC (f/k/a Renewable Funding, LLC), Series D Preferred Stock	28	—	—	(28)	—	—	—
Renew Financial LLC (f/k/a Renewable Funding, LLC), Series E Preferred Stock	5,106	—	—	(122)	4,984	—	—
Renew JV LLC, Membership Interests	776	—	(158)	17	635	—	—
	$50,874	$1,343	$(4,421)	$19,008	$67,345	$541	$1,155
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

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2021
(In thousands, except share data)
(5)Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Fair value as of March 31, 2021 and December 31, 2021 along with transactions during the nine months ended December 31, 2021 in these controlled investments are as follows:

Name of Issuer	Fair Value at March 31, 2021	Gross Additions ●	Gross Reductions ■	Net Change in Unrealized Losses	Fair Value at December 31, 2021	Net Realized Losses	Interest/Dividend/Other Income
Majority Owned Company
ChyronHego Corporation, Preferred Equity	$6,151	$1	$—	$6,117	$12,269	$—	$—
ChyronHego Corporation, Revolver	2,226	4,750	—	100	7,076	—	208
ChyronHego Corporation, Term Loan	81,676	3,381	873	592	86,522	—	4,965
Dynamic Product Tankers, LLC, Common Stock	25,528	—	—	(19,752)	5,776	—	—
Dynamic Product Tankers, LLC, Unsecured Term Loan	22,000	—	—	—	22,000	—	853
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.), Common Stock	—	—	—	—	—	—	—
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.), Term Loan	8,111	—	(5,020)	23,952	6,116	(20,927)	—
Merx Aviation Finance, LLC, Letter of Credit	—	—	—	—	—	—	—
Merx Aviation Finance, LLC, Membership Interests	125,061	—	(84,500)	2,680	43,241	—	—
Merx Aviation Finance, LLC, Revolver	190,500	84,500	—	—	275,000	—	18,611
MSEA Tankers LLC, Class A Units	57,028	—	(6,666)	(4,108)	46,254		2,059
Controlled Company
SHD Oil & Gas, LLC, Series C Units	—	44,065	—	(41,226)	2,839	—	—
SHD Oil & Gas, LLC, Series A Units	—	—	—	—	—	—	—
SHD Oil & Gas, LLC, Tranche A Note	9,899	—	(44,065)	34,159	—	7
SHD Oil & Gas, LLC, Tranche B Note	—	—	—	44,380	—	(44,380)	—
SHD Oil & Gas, LLC, Tranche C Note	25,470	—	—	—	25,470	—	2,268
	$553,650	$136,697	$(139,378)	$46,894	$532,563	$(65,300)	$28,964
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
    As of December 31, 2021, the Company had a 87%, 85%, 96%, 100%, 98% and 38% equity ownership interest in ChyronHego Corporation; Dynamic Product Tankers, LLC; Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.); Merx Aviation Finance, LLC; MSEA Tankers, LLC; and SHD Oil & Gas, LLC (f/k/a Spotted Hawk Development LLC), respectively.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2021
(In thousands, except share data)
(6)Aggregate gross unrealized gain and loss for federal income tax purposes is $67,719 and $283,375, respectively. Net unrealized loss is $215,656 based on a tax cost of $2,832,866.
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
(11)The maturity date for this investment was November 15, 2021. The investment is expected to be paid down in a series of payments subsequent to the stated maturity date.
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
(16)AIC Spotted Hawk Holdings, LLC, AIC SHD Holdings, LLC, AIC Pelican Holdings, LLC, AP Surf Investments, LLC and AIC SB Holdings LLC are wholly-owned special purpose vehicles which only hold investments of the underlying portfolio companies and have no other significant assets or liabilities. AIC Spotted Hawk Holdings, LLC holds equity and debt investments in SHD Oil & Gas, LLC. AIC SHD Holdings LLC holds equity investments in SHD Oil & Gas, LLC. and equity investments in both Carbonfree Chemicals Holdings, LLC and Carbonfree Chemicals SA, LLC. AIC Pelican Holdings, LLC holds an equity investment in Pelican Energy, LLC. AP Surf Investments, LLC holds equity investments in Surf Opco, LLC. AIC SB Holdings LLC holds equity investments in Gainline Galaxy Holdngs LLC.
(17)Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of December 31, 2021, non-qualifying assets represented approximately 12.98% of the total assets of the Company.
(18)As of December 31, 2021, MSEA Tankers, LLC had various classes of limited liability interests outstanding of which the Company holds Class A-1 and Class A-2 units which are identical except that Class A-1 unit is voting and Class A-2 unit is non-voting. The units entitle the Company to appoint two out of three managers to the board of managers.
(19)Common shares in 1244311 B.C. Ltd. are CAD denominated equity investments
(20)As of December 31, 2021, there were letters of credit issued and outstanding through the Company under this first lien senior secured revolving loan.
(21)The undrawn portion of these committed revolvers and delayed draw term loans includes a commitment and unused fee rate.
(22)This security is included in the Cash and Cash Equivalents on the Statements of Assets and Liabilities.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2021
(In thousands, except share data)
(23)As of December 31, 2021, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 8 to the financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit **	Undrawn Commitment
A&V Holdings Midco, LLC	$1,505	$—	$—	$1,505
Activ Software Holdings, LLC	2,407	—	—	2,407
Alpinex Opco, LLC	5,585	—	—	5,585
Amerivet Partners Management, Inc.	806	—	—	806
AMI US Holdings Inc.	2,907	1,163	—	1,744
Analogic Corporation	1,826	1,043	—	783
AQ Sunshine, Inc.	1,538	365	30	1,143
AVAD, LLC	2,060	2,060	—	—
Banner Buyer, LLC	4,387	—	—	4,387
Beacon Mobility Corp.	1,421	—	—	1,421
Berner Food & Beverage, LLC	2,881	1,210	—	1,671
Bird US Opco, LLC	33,747	—	—	33,747
Cerus Corporation	6,000	320	—	5,680
ChyronHego Corporation	8,000	7,156	—	844
Claritas, LLC	1,031	77	—	954
Club Car Wash Operating, LLC	11,538	2,438	—	9,100
Compu-Link Corporation	2,273	—	—	2,273
Continuum Global Solutions, LLC	20,000	11,813	—	8,187
Destiny Solutions U.S., Inc.	3,810	—	—	3,810
Digital.ai Software Holdings, Inc.	2,419	806	—	1,613
EHL Merger Sub, LLC	4,155	—	—	4,155
Eldrickco Limited*	6,272	481	—	5,791
EmpiRx Health LLC	909	—	—	909
Erickson Inc	36,000	24,518	1,522	9,960
First Heritage Credit, LLC	10,500	2,459	—	8,041
Flock SPV I, LLC	8,000	—	—	8,000
Forge Biologics, Inc.	23,333	—	—	23,333
FPG Services, LLC	6,811	—	—	6,811
Gabriel Partners, LLC	665	—	—	665
GB001, Inc.	24,000	—	—	24,000
Genesis Healthcare, Inc.	91,957	—	—	91,957
Go Car Wash Management Corp.	3,619	—	—	3,619
Graffiti Buyer, Inc.	3,920	240	—	3,680
Guernsey Holdings SDI LA LLC	1,667	—	—	1,667
Gutter Buyer, Inc.	2,727	409	94	2,224
Heniff Holdco, LLC	3,925	1,308	355	2,262
High Street Buyer, Inc.	2,203	—	—	2,203
Hive Intermediate, LLC	2,326	466	—	1,860
HRO (Hero Digital) Holdings, LLC	10,213	—	31	10,182
HSI HALO Acquisition, Inc.	3,492	136	—	3,356
IMA Group Management Company, LLC	5,978	260	—	5,718
Jacent Strategic Merchandising	3,500	3,494	—	6
JF Acquisition, LLC	1,569	1,443	—	126
Kauffman Intermediate, LLC	1,243	311	—	932
KDC US Holdings	6,020	4,909	40	1,071
Kindeva Drug Delivery L.P.	167	80	—	87
KL Charlie Acquisition Company	10,190	—	—	10,190
Kure Pain Holdings, Inc.	2,654	—	—	2,654
Lash OpCo, LLC	5,362	—	—	5,362

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2021
(In thousands, except share data)

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit **	Undrawn Commitment
LendingPoint LLC	13,244	6,667	—	6,577
Lifelong Learner Holdings, LLC	2,985	2,982	—	3
Liqui-Box Holdings, Inc.	3,560	2,018	78	1,464
LS Clinical Services Holdings, Inc.	1,875	—	—	1,875
Magnate Holding Corp.	3,150	3,150	—	—
Mannkind Corporation	30,000	—	—	30,000
Marlin DTC-LS Midco 2, LLC	685	—	—	685
Maxor National Pharmacy Services, LLC	1,558	—	—	1,558
Medical Guardian, LLC	8,571	—	—	8,571
MEP-TS Midco, LLC	1,452	—	—	1,452
Merx Aviation Finance, LLC	275,177	275,000	177	—
Midwest Vision Partners Management, LLC	3,029	306	—	2,723
Momentx Corporation	1,257	—	—	1,257
Naviga Inc. (fka Newscycle Solutions, Inc.)	500	280	—	220
Nemo (BC) Bidco Pty Ltd*	169	—	—	169
New Era Technology, Inc.	4,143	350	—	3,793
Norvax, LLC	3,182	2,466	—	716
NW Entertainment, Inc.	3,678	3,078	—	600
Olaplex, Inc.	2,300	—	—	2,300
Orchard Therapeutics PLC	22,333	—	—	22,333
Ortega National Parks, LLC	8,251	—	—	8,251
Pace Health Companies, LLC	1,075	—	105	970
Paladone Group Bidco Limited	3,295	282	—	3,013
Paladone Group Bidco Limited*	478	—	—	478
Papershop Holdco Inc.	3,082	2,757	—	325
Paragon 28, Inc.	9,500	—	—	9,500
Partner Therapeutics, Inc	1,000	825	—	175
PHS Buyer, Inc.	2,000	—	—	2,000
Project Comfort Buyer, Inc.	3,462	1,154	—	2,308
Protein For Pets Opco, LLC	2,219	—	—	2,219
Purchasing Power Funding I, LLC	9,113	1,642	—	7,471
Radius Health, Inc.	5,833	—	—	5,833
RiteDose Holdings I, Inc.	2,000	—	—	2,000
Royton Bidco Limited*	3,065	—	—	3,065
Sequential Brands Group, Inc.	402	—	—	402
Shelby 2021 Holdings Corp.	2,532	—	—	2,532
SI Holdings, Inc.	3,413	427	—	2,986
Simeio Group Holdings, Inc.	6,346	—	—	6,346
Sirsi Corporation	429	—	—	429
Sonar Entertainment, Inc.	1,890	1,890	—	—
Springbrook Holding Company, LLC	3,951	—	—	3,951
Surf Opco, LLC	16,667	11,786	333	4,548
Telesoft Holdings, LLC	2,273	—	—	2,273
Telnyx LLC	3,333	—	—	3,333
Ten-X, LLC	4,680	4,680	—	—
TGG TS Acquisition Company	1,750	250	—	1,500
The Emmes Company, LLC	2,449	2,449	—	—
THLP CO. LLC	4,494	2,921	79	1,494
Thomas Scientific, LLC	8,148	—	—	8,148
TNT Crust LLC	3,252	3,092	—	160
Truck-Lite Co., LLC	4,175	—	81	4,094
Turbo Buyer, Inc.	923	—	—	923
U.S. Auto Finance, Inc.	28,733	11,007	—	17,726

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2021
(In thousands, except share data)

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit **	Undrawn Commitment
Ultimate Baked Goods Midco LLC	3,243	1,702	365	1,176
Unchained Labs, LLC	5,565	—	—	5,565
Upstack Holdco Inc.	6,600	—	110	6,490
USLS Acquisition, Inc.	1,608	322	100	1,186
Westfall Technik, Inc.	2,019	2,019	—	—
Wildcat BuyerCo, Inc.	3,244	—	—	3,244
Total Commitments	$958,858	$414,467	$3,500	$540,891
____________________
* These investments are in a foreign currency and the total commitment has been converted to USD using the December 31, 2021 exchange rate.
** For all letters of credit issued and outstanding on December 31, 2021, $3,482 will expire in 2022, $3 will expire in 2023 and $15 will expire in 2024.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2021
(In thousands, except share data)
(24)As of December 31, 2021, Dynamic Product Tankers, LLC had various classes of limited liability interests outstanding of which the Company holds Class A-1 and Class A-3 units which are identical except that Class A-1 unit is voting and Class A-3 unit is non-voting. The units entitle the Company to appoint three out of five managers to the board of managers.
(25)Securities that are exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2021, the aggregate fair value of these securities is $177,530 or 17% of the Company's net assets. The acquisition dates of the restricted securities are as follows:

Issuer	Investment Type	Acquisition Date
1244311 B.C. Ltd.	Common Equity - Common Stock	9/30/2020
AIC SPV Holdings II, LLC	Preferred Equity - Preferred Stock	6/1/2017
BSP-TS, LP	Common Equity - Common Stock	12/14/2021
Carbonfree Chemicals Holdings LLC	Common Equity - Common Equity / Interest	11/19/2019
Carbonfree Chemicals SA LLC	Common Equity - Class B Units	11/19/2019
ChyronHego Corporation	Preferred Equity - Preferred Equity	12/29/2020
Dynamic Product Tankers, LLC	Common Equity - Class A Units	4/3/2015
FCP-Hive Holdings, LLC	Common Equity - Common Stock	9/22/2021
FCP-Hive Holdings, LLC	Preferred Equity - Preferred Equity	9/22/2021
Gainline Galaxy Holdings LLC	Common Equity - Common Stock	11/12/2021
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.)	Common Equity - Common Stock	3/29/2016
Graffiti Parent, LP	Common Equity - Common Stock	8/10/2021
HRO Holdings I LP	Common Equity - Common Stock	11/18/2021
Merx Aviation Finance, LLC	Common Equity - Membership Interests	5/22/2013
MSEA Tankers LLC	Common Equity - Class A Units	12/12/2014
Paladone Group Holdings Limited	Common Equity - Common Stock	11/12/2021
Pelican Energy, LLC	Common Equity - Membership Interests	2/16/2016
Renew Financial LLC (f/k/a Renewable Funding, LLC)	Preferred Equity - Series E Preferred Stock	12/23/2020
Renew Financial LLC (f/k/a Renewable Funding, LLC)	Preferred Equity - Series D Preferred Stock	10/1/2015
Renew Financial LLC (f/k/a Renewable Funding, LLC)	Preferred Equity - Series B Preferred Stock	4/9/2014
Renew JV LLC	Common Equity - Membership Interests	3/20/2017
RMCF IV CIV XXXV, L.P.	Common Equity - Common Stock	6/8/2021
SHD Oil & Gas, LLC	Common Equity - Series C Units	9/30/2021
SHD Oil & Gas, LLC	Common Equity - Series A Units	11/18/2016
Surf Opco, LLC	Common Equity - Class A-1 Common	3/17/2021
Surf Opco, LLC	Preferred Equity - Class P-1 Preferred	3/17/2021
Surf Opco, LLC	Preferred Equity - Class P-2 Preferred	3/17/2021
(26)The interest rate on these loans is subject to 1 month LIBOR, which as of December 31, 2021 was 0.10%
(27)The interest rate on these loans is subject to 2 months LIBOR, which as of December 31, 2021 was 0.15%
(28)The interest rate on these loans is subject to 3 months LIBOR, which as of December 31, 2021 was 0.21%
(29)The interest rate on these loans is subject to 6 months LIBOR, which as of December 31, 2021 was 0.34%
(30)The interest rate on these loans is subject to 12 months LIBOR, which as of December 31, 2021 was 0.58%
(31)The interest rate on these loans is subject to SONIA, which as of December 31, 2021 was 0.19%
(32)The interest rate on these loans is subject to 6 months GBP LIBOR, which as of December 31, 2021 was 0.47%
(33)The interest rate on these loans is subject to 6 months BBSW, which as of December 31, 2021 was 0.21%
(34)The interest rate on these loans is subject to Prime, which as of December 31, 2021 was 3.25%
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2021
(In thousands, except share data)
(35)The following shows the composition of the Company’s portfolio at cost by control designation, investment type and industry as of December 31, 2021:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Non-Controlled/Non-Affiliated Investments
Advertising, Printing & Publishing	$41,454	$—	$—	$—	$—	$432	$—	$41,886
Aerospace & Defense	24,472	—	—	—	—	—	—	24,472
Automotive	53,762	23,583	—	—	—	350	—	77,695
Aviation and Consumer Transport	17,186	—	—	—	—	—	—	17,186
Beverage, Food & Tobacco	128,708	—	—	—	448	2,207	—	131,363
Business Services	210,036	68,653	—	—	89	1,676	—	280,454
Chemicals, Plastics & Rubber	23,066	—	—	—	—	—	—	23,066
Construction & Building	28,520	—	—	—	—	500	—	29,020
Consumer Goods – Durable	19,594	—	—	—	—	107	—	19,701
Consumer Goods – Non-durable	84,451	1,951	—	—	462	2,135	—	88,999
Consumer Services	168,306	—	—	—	—	—	—	168,306
Diversified Investment Vehicles, Banking, Finance, Real Estate	47,882	—	—	—	—	—	—	47,882
Education	36,295	—	—	—	—	—	—	36,295
Energy – Electricity	7,231	—	—	—	5,623	4	—	12,858
Environmental Industries	9,202	—	—	—	—	—	—	9,202
Healthcare & Pharmaceuticals	411,126	—	—	—	333	1,140	135	412,734
High Tech Industries	272,813	—	—	—	—	1,000	—	273,813
Hotel, Gaming, Leisure, Restaurants	24,045	—	—	—	—	—	—	24,045
Insurance	78,605	—	—	—	—	—	—	78,605
Manufacturing, Capital Equipment	29,154	7,954	—	—	11,850	250	—	49,208
Media – Diversified & Production	40,317	—	—	—	—	—	—	40,317
Retail	31,083	—	—	—	—	—	—	31,083
Telecommunications	—	12,809	—	—	—	—	—	12,809
Transportation – Cargo, Distribution	44,605	—	—	—	—	—	—	44,605
Wholesale	41,141	—	—	—	—	798	—	41,939
Total Non-Controlled/ Non-Affiliated Investments	$1,873,054	$114,950	$—	$—	$18,805	$10,599	$135	$2,017,543
Non-Controlled/Affiliated Investments
Chemicals, Plastics & Rubber	$—	$—	$—	$—	$—	$78,729	$—	$78,729
Consumer Goods – Durable	4,251	—	—	—	—	1,000	—	5,251
Diversified Investment Vehicles, Banking, Finance, Real Estate	—	—	—	16,987	—	—	—	16,987
Energy – Electricity	—	—	—	—	16,347	513	—	16,860
Energy – Oil & Gas	—	—	—	—	—	13,063	—	13,063
Total Non-Controlled/Affiliated Investments	$4,251	$—	$—	$16,987	$16,347	$93,305	$—	$130,890
Controlled Investments
Aviation and Consumer Transport	$275,000	$—	$—	$—	$—	$35,800	$—	$310,800
Energy – Oil & Gas	24,728	10,980	—	—	—	75,555	—	111,263
High Tech Industries	93,054	—	—	—	6,000	—		99,054
Transportation – Cargo, Distribution	—	—	22,000	—	—	100,800	—	122,800
Total Controlled Investments	$392,782	$10,980	$22,000	$—	$6,000	$212,155	$—	$643,917
Total	$2,270,087	$125,930	$22,000	$16,987	$41,152	$316,059	$135	$2,792,350

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2021
(In thousands, except share data)
(36)The following shows the composition of the Company’s portfolio at fair value by control designation, investment type and industry as of December 31, 2021:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total	% of Net Assets
Non-Controlled / Non-Affiliated Investments
Advertising, Printing & Publishing	$41,821	$—	$—	$—	$—	$557	$—	$42,378	4.1%
Aerospace & Defense	24,159	—	—	—	—	—	—	24,159	2.5%
Automotive	52,864	21,507	—	—	—	406	—	74,777	7.3%
Aviation and Consumer Transport	17,280	—	—	—	—	—	—	17,280	1.7%
Beverage, Food & Tobacco	128,517	—	—	—	475	2,450	—	131,442	12.8%
Business Services	209,044	55,485	—	—	89	2,233	—	266,851	26.1%
Chemicals, Plastics & Rubber	22,831	—	—	—	—	—	—	22,831	2.2%
Construction & Building	28,518	—	—	—	—	1,049	—	29,567	2.9%
Consumer Goods – Durable	19,670	—	—	—	—	551	—	20,221	2.0%
Consumer Goods – Non-durable	84,151	1,957	—	—	55	2,127	—	88,290	8.6%
Consumer Services	169,347	—	—	—	—	—	—	169,347	16.5%
Diversified Investment Vehicles, Banking, Finance, Real Estate	47,934	—	—	—	—	—	—	47,934	4.7%
Education	40,407	—	—	—	—	—	—	40,407	4.0%
Energy – Electricity	1,791	—	—	—	—	—	—	1,791	0.2%
Environmental Industries	9,201	—	—	—	—	—	—	9,201	0.9%
Healthcare & Pharmaceuticals	413,106	—	—	—	871	3,419	372	417,768	40.8%
High Tech Industries	271,560	—	—	—	—	1,340	—	272,900	26.6%
Hotel, Gaming, Leisure, Restaurants	24,032	—	—	—	—	—	—	24,032	2.3%
Insurance	78,953	—	—	—	—	—	—	78,953	7.7%
Manufacturing, Capital Equipment	27,927	7,586	—	—	9,797	240	—	45,550	4.4%
Media – Diversified & Production	39,662	—	—	—	—	—	—	39,662	3.9%
Retail	31,004	—	—	—	—	—	—	31,004	3.0%
Telecommunications	—	12,363	—	—	—	—	—	12,363	1.2%
Transportation – Cargo, Distribution	44,248	—	—	—	—	—	—	44,248	4.3%
Wholesale	41,234	—	—	—	—	745	—	41,979	4.1%
Total Non-Controlled / Non-Affiliated Investments	$1,869,261	$98,898	$—	$—	$11,287	$15,117	$372	$1,994,935	194.8%
% of Net Assets	182.5%	9.7%	—%	—%	1.1%	1.5%	—%	194.8%
Non-Controlled / Affiliated Investments
Chemicals, Plastics & Rubber	$—	$—	$—	$—	$—	$44,990	$—	$44,990	4.4%
Consumer Goods – Durable	3,982	—	—	—	—	886	—	4,868	0.5%
Diversified Investment Vehicles, Banking, Finance, Real Estate	—	—	—	10,821	—	—	—	10,821	1.0%
Energy – Electricity	—	—	—	—	5,401	635	—	6,036	0.6%
Energy – Oil & Gas	—	—	—	—	—	630	—	630	0.1%
Total Non-Controlled / Affiliated Investments	$3,982	$—	$—	$10,821	$5,401	$47,141	$—	$67,345	6.6%
% of Net Assets	0.4%	—%	—%	1.1%	0.5%	4.6%	—%	6.6%
Controlled Investments
Aviation and Consumer Transport	$275,002	$—	$—	$—	$—	$43,240	$—	$318,242	31.1%
Energy – Oil & Gas	25,470	6,116	—	—	—	2,839	—	34,425	3.4%
High Tech Industries	93,598	—	—	—	12,269	—	—	105,867	10.3%
Transportation – Cargo, Distribution	—	—	22,000	—	—	52,029	—	74,029	7.2%
Total Controlled Investments	$394,070	$6,116	$22,000	$—	$12,269	$98,108	$—	$532,563	52.0%
% of Net Assets	38.5%	0.6%	2.1%	—%	1.2%	9.6%	—%	52.0%
Total	$2,267,313	$105,014	$22,000	$10,821	$28,957	$160,366	$372	$2,594,843	253.4%
% of Net Assets	221.4%	10.3%	2.1%	1.1%	2.8%	15.7%	—%	253.4%

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2021
(In thousands, except share data)

Industry Classification	Percentage of Total Investments (at Fair Value) as of December 31, 2021
Healthcare & Pharmaceuticals	16.1%
High Tech Industries	14.6%
Aviation and Consumer Transport	12.9%
Business Services	10.3%
Consumer Services	6.5%
Beverage, Food & Tobacco	5.1%
Transportation – Cargo, Distribution	4.6%
Consumer Goods – Non-durable	3.4%
Insurance	3.0%
Automotive	2.9%
Chemicals, Plastics & Rubber	2.6%
Diversified Investment Vehicles, Banking, Finance, Real Estate	2.3%
Manufacturing, Capital Equipment	1.8%
Advertising, Printing & Publishing	1.6%
Wholesale	1.6%
Education	1.6%
Media – Diversified & Production	1.5%
Energy – Oil & Gas	1.3%
Retail	1.2%
Construction & Building	1.1%
Consumer Goods – Durable	1.0%
Aerospace & Defense	0.9%
Hotel, Gaming, Leisure, Restaurants	0.9%
Telecommunications	0.5%
Environmental Industries	0.4%
Energy – Electricity	0.3%
Total Investments	100.0%

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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share and per share data)

Note 1. Organization
Apollo Investment Corporation (the “Company,” “Apollo Investment,” “AIC,” “we,” “us,” or “our”), a Maryland corporation incorporated on February 2, 2004, is a closed-end, externally managed, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We commenced operations on April 8, 2004 receiving net proceeds of $870,000 from our initial public offering by selling 62 million shares of common stock at a price of $15.00 per share (20.7 million shares at a price of $45.00 per share adjusted for the one-for-three reverse stock split). Since then, and through December 31, 2021, we have raised approximately $2,210,067 in net proceeds from additional offerings of common stock and repurchased common stock for $243,402.
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

Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of income, expenses, gains and losses during the reported periods. Changes in the economic environment, financial markets, credit worthiness of our portfolio companies, the global outbreak of a novel coronavirus (COVID-19) that began in 2020 and still persists and any other parameters used in determining these estimates could cause actual results to differ materially.

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
Cash and cash equivalents are carried at cost which approximates fair value. Cash equivalents held as of December 31, 2021 was $22,367. Cash equivalents held as of March 31, 2021 was $50,180.
Collateral on Option Contracts
Collateral on option contracts represents restricted cash held by our counterparty as collateral against our derivative instruments until such contracts mature or are settled upon per agreement of buyer and seller of the contract. In accordance with Accounting Standards Update No. 2016-18, Statement of Cash Flows: Restricted Cash, the Statements of Cash Flows outline the changes in cash, including both restricted and unrestricted cash, cash equivalents and foreign currencies. As of December 31, 2021 and March 31, 2021 the Company did not hold any derivative contracts.
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)
Investments determined by these valuation procedures which have a fair value of less than $1 million during the prior fiscal quarter may be valued based on inputs identified by the Investment Adviser without the necessity of obtaining valuation from an independent valuation firm, if once annually an independent valuation firm using the procedures described herein provides an independent assessment of value. Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. During the nine months ended December 31, 2021, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.
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
As of December 31, 2021 and March 31, 2021, the Company did not hold any derivative contracts.
Offsetting Assets and Liabilities
The Company has elected not to offset cash collateral against the fair value of derivative contracts. The fair values of these derivatives are presented on a gross basis, even when derivatives are subject to master netting agreements.

As of December 31, 2021 and March 31, 2021, the Company did not hold any derivative contracts.

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
Federal and State Income Taxes
We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must (among other requirements) meet certain source-of-income and asset diversification requirements and timely distribute to its stockholders at least 90% of its investment company taxable income as defined by the Code, for each year. The Company (among other requirements) has made and intends to continue to make the requisite distributions to its stockholders, which will generally relieve the Company from corporate-level income taxes. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to stockholders through December 31, 2021 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ending March 31, 2022. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividend and distributions and other permanent book and tax difference are reclassified to paid-in capital.
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
We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the financial statements. As of December 31, 2021, there were no uncertain tax positions and no amounts accrued for interest or penalties. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our tax returns for each of our federal tax years since 2018 remain subject to examination by the Internal Revenue Service.
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
SEC Disclosure Update and Simplification
In December 2020, the SEC adopted Rule 2a-5. The rule establishes a consistent, principles-based framework for boards of directors to use in creating their own specific processes in order to determine fair values in good faith. The effective date for compliance with Rule 2a-5 is September 8, 2022. The Company continues to evaluate the potential impact that the rule will have on the Company’s financial statements.
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

For accounting purposes only, we are required under GAAP to accrue a theoretical capital gains incentive fee based upon net realized capital gains and unrealized capital gain and loss on investments held at the end of each period. The accrual of this theoretical capital gains incentive fee assumes all unrealized capital gain and loss is realized in order to reflect a theoretical capital gains incentive fee that would be payable to the Investment Adviser at each measurement date. There was no accrual for theoretical capital gains incentive fee for the three and nine months ended December 31, 2021 and 2020. It should be noted that a fee so calculated and accrued would not be payable under the Investment Advisers Act of 1940 (the “Advisers Act”) or the investment advisory management agreement, and would not be paid based upon such computation of capital gains incentive fees in subsequent periods. Amounts actually paid to the Investment Adviser will be consistent with the Advisers Act and formula reflected in the investment advisory management agreement which specifically excludes consideration of unrealized capital gain.
For the three and nine months ended December 31, 2021, the Company recognized $9,232 and $27,203 respectively, of management fees, and $5,367 and $10,638, respectively, of incentive fees before impact of waived fees. For the three and nine months ended December 31, 2020, the Company recognized $8,957 and $27,743 respectively, of management fees, and $0 and $0, respectively, of incentive fees before impact of waived fees. For the three and nine months ended December 31, 2021 and 2020, no management fees were waived (as not applicable) and no incentive fees were waived.
As of December 31, 2021 and March 31, 2021, management and performance-based incentive fees payable were $14,568 and $8,666, respectively.

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

For the three and nine months ended December 31, 2021, the performance-based incentive fee offset was $31 & $178. For three and nine months ended December 31, 2020, there was no performance-based incentive fee offset.
Administration Agreement with AIA
The Company has also entered into an administration agreement with the Administrator (the “Administration Agreement”) under which AIA provides administrative services for the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator and requested to be reimbursed by the Administrator in performing its obligations under the Administration Agreement. The expenses include rent and the Company’s allocable portion of compensation and other related expenses for its Chief Financial Officer, Chief Legal Officer and Chief Compliance Officer and their respective staffs. For the three and nine months ended December 31, 2021, the Company recognized administrative services expense under the Administration Agreement of $1,441 and $4,426, respectively. For the three and nine months ended December 31, 2020, the Company recognized administrative services expense under the Administration Agreement of $1,201 and $3,590, respectively. There was no payable to AIA and its affiliates for expenses paid on our behalf as of December 31, 2021 and March 31, 2021.
Administrative Service Expense Reimbursement
Merx Aviation Finance, LLC (“Merx”), a wholly-owned portfolio company of the Company, has entered into an administration agreement with the Administrator (the “Merx Administration Agreement”) under which AIA provides administrative services to Merx and several Merx managed entities. For the three and nine months ended December 31, 2021, the Company recognized administrative service expense reimbursements of $76 and $226, respectively, under the Merx Administration Agreement. For the three and nine months ended December 31, 2020, the Company recognized administrative service expense reimbursements of $76 and $226, respectively.
Debt Expense Reimbursements
The Company has also entered into debt expense reimbursement agreements with Merx and several other portfolio companies which will reimburse the Company for reasonable out-of-pocket expenses incurred, including any interest, fees or other amounts incurred by the Company in connection with letters of credit issued on their behalf. For the three and nine months ended December 31, 2021, the Company recognized debt expense reimbursements of $1 and $3, respectively, under the debt expense reimbursement agreements. For the three and nine months ended December 31, 2020, the Company recognized debt expense reimbursements of $1 and $60, respectively, under the debt expense reimbursement agreements.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)
Co-Investment Activity
We may co-invest on a concurrent basis with affiliates of ours, subject to compliance with applicable regulations and our allocation procedures. Certain types of negotiated co-investments may be made only in accordance with the terms of the exemptive order we received from the SEC permitting us to do so. On March 29, 2016, we received an exemptive order from the SEC, which was amended on December 29,2021 (the “Order”) permitting us greater flexibility to negotiate the terms of co-investment transactions with certain of our affiliates, including investment funds managed by AIM or its affiliates and Apollo proprietary accounts, subject to the conditions included therein. Under the terms of the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must be able to reach certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our Board of Directors’ approved criteria. In certain situations where co-investment with one or more funds managed by AIM or its affiliates is not covered by the Order, the personnel of AIM or its affiliates will need to decide which fund will proceed with the investment. Such personnel will make these determinations based on allocation policies and procedures, which are designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations. The Order is subject to certain terms and conditions so there can be no assurance that we will be permitted to co-invest with certain of our affiliates other than in the circumstances currently permitted by regulatory guidance and the Order.
As of December 31, 2021, the Company’s co-investment holdings were 69% of the portfolio or $1,796,324, measured at fair value. On a cost basis, 64% of the portfolio or $1,791,943 were co-investments. As of March 31, 2021, the Company’s co-investment holdings were 63% of the portfolio or $1,542,275, measured at fair value. On a cost basis, 57% of the portfolio or $1,545,567 were co-investments.
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
On July 1, 2021, $84,500 of the Merx common equity held by the Company was converted into the Merx first lien secured revolver. The balance of the Merx revolver as of December 31, 2021 was $275,000.
Note 4. Earnings Per Share
The following table sets forth the computation of earnings (loss) per share (“EPS”), pursuant to ASC 260-10, for the three and nine months ended December 31, 2021 and 2020:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Basic Earnings (Loss) Per Share
Net increase (decrease) in net assets resulting from operations	$20,541	$33,166	$78,125	$69,449
Weighted average shares outstanding	64,159,546	65,259,176	64,795,710	65,259,176
Basic earnings (loss) per share	$0.32	$0.51	$1.21	$1.06

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)
Note 5. Investments
Fair Value Measurement and Disclosures
The following table shows the composition of our investment as of December 31, 2021, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$2,270,087	$2,267,313	$—	$—	$2,267,313
Second Lien Secured Debt	125,930	105,014	—	—	105,014
Unsecured Debt	22,000	22,000	—	—	22,000
Structured Products and Other	16,987	10,821	—	—	10,821
Preferred Equity	41,152	28,957	—	—	28,957
Common Equity/Interests	316,059	160,366	1,461	390	158,515
Warrants	135	372	—	—	372
Total Investments before Cash Equivalents	$2,792,350	$2,594,843	$1,461	$390	$2,592,992
Money Market Fund	$22,367	$22,367	$22,367	$—	$—
Total Cash Equivalents	$22,367	$22,367	$22,367	$—	$—
Total Investments after Cash Equivalents	$2,814,717	$2,617,210	$23,828	$390	$2,592,992
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)
The following table shows changes in the fair value of our Level 3 investments during the three months ended December 31, 2021:

	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Fair value as of September 30, 2021	$2,236,381	$145,151	$22,000	$10,794	$22,903	$172,911	$1,757	$2,611,897
Net realized gains (losses)	504	(1,086)	—	—	—	—	—	(582)
Net change in unrealized gains (losses)	347	3,019	—	(124)	6,054	(10,448)	(1,309)	(2,461)
Net amortization on investments	5,459	429	—	—	—	—	—	5,888
Purchases, including capitalized PIK (3)	343,329	1,956	—	151	—	2,533	—	347,969
Sales (3)	(318,707)	(44,455)	—	—	—	(6,481)	(76)	(369,719)
Transfers out of Level 3 (1)	—	—	—	—	—	—	—	—
Transfers into Level 3 (1)	—	—	—	—	—	—	—	—
Fair value as of December 31, 2021	$2,267,313	$105,014	$22,000	$10,821	$28,957	$158,515	$372	$2,592,992

Net change in unrealized gains (losses) on Level 3 investments still held as of December 31, 2021	$3,129	$(38)	$—	$(124)	$6,054	$(10,448)	$268	$(1,159)
The following table shows changes in the fair value of our Level 3 investments during the nine months ended December 31, 2021:

	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Fair value as of March 31, 2021	$1,907,807	$237,609	$22,000	$11,289	$22,537	$245,830	$1,595	$2,448,667
Net realized gains (losses)	(41,940)	(20,891)	—	—	—	—	—	(62,831)
Net change in unrealized gains (losses)	84,823	20,911	—	(644)	5,972	(41,133)	(1,147)	68,782
Net amortization on investments	12,408	2,074	—	—	—	—	—	14,482
Purchases, including capitalized PIK (3)	1,012,657	2,440	—	176	448	48,845	—	1,064,566
Sales (3)	(697,724)	(137,129)	—	—	—	(95,027)	(76)	(929,956)
Transfers out of Level 3 (1)	(10,718)	—	—	—	—	—	—	(10,718)
Transfers into Level 3 (1)	—	—	—	—	—	—	—	—
Fair value as of December 31, 2021	$2,267,313	$105,014	$22,000	$10,821	$28,957	$158,515	$372	$2,592,992

Net change in unrealized gains (losses) on Level 3 investments still held as of December 31, 2021	$6,334	$(519)	$—	$(636)	$5,972	$(6,749)	$269	$4,671
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
(2)Includes unfunded commitments measured at fair value of $(1,986).
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)
The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of December 31, 2021 and March 31, 2021. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.
The unobservable inputs used in the fair value measurement of our Level 3 investments as of December 31, 2021 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range		Weighted Average (1)
First Lien Secured Debt	$275,000	Discounted Cash Flow	Discount Rate	12.0%	12.0%	12.0%
		Residual Value	Residual Value	N/A	N/A	N/A
	108,030	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	25,470	Recovery Analysis	Commodity Price	$66.50	$74.75	$67.18
	398	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
	4,259	Recovery Analysis	Sale Proceeds	N/A	N/A	N/A
	1,854,156	Yield Analysis	Discount Rate	4.6%	52.0%	8.4%
Second Lien Secured Debt	5,657	Market Comparable Technique	Comparable Multiple	12.3x	12.3x	12.3x
	6,357	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
	93,000	Yield Analysis	Discount Rate	6.5%	14.1%	11.6%
Unsecured Debt	22,000	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
Structured Products and Other	10,821	Discounted Cash Flow	Discount Rate	8.5%	8.5%	8.5%
Preferred Equity	417	Discounted Cash Flow	Discount Rate	9.0%	9.0%	9.0%
	23,478	Market Comparable Technique	Comparable Multiple	1.9x	13.8x	9.8x
	4,984	Option Pricing Model	Expected Volatility	76.0%	76.0%	76.0%
	78	Residual Value	Residual Value	N/A	N/A	N/A
	—	Yield Analysis	Discount Rate	52.0%	52.0%	52.0%
Common Equity/Interests	635	Discounted Cash Flow	Discount Rate	9.0%	52.0%	9.0%
	89,494	Discounted Cash Flow	Discount Rate	10.2%	13.3%	11.8%
		Residual Value	Residual Value	N/A	N/A	N/A
	13,480	Market Comparable Technique	Comparable Multiple	7.0x	15.5x	10.6x
	45,481	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	2,839	Recovery Analysis	Commodity Price	$66.50	$74.75	$67.18
	—	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
	5,776	Recovery Analysis	Sale Proceeds	N/A	N/A	N/A
	180	Market Comparable Technique	Comparable Multiple	9.6x	9.6x	9.6x
		Option Pricing Model	Expected Volatility	35.0%	35.0%	35.0%
	630	Sale Proceeds	Sale Proceeds	N/A	N/A	N/A
Warrants	372	Option Pricing Model	Expected Volatility	60.0%	60.0%	60.0%
Total Level 3 Investments	$2,592,992
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)
The unobservable inputs used in the fair value measurement of our Level 3 investments as of March 31, 2021 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range		Weighted Average (1)
First Lien Secured Debt	$190,500	Discounted Cash Flow	Discount Rate	7.5%	12.0%	12.0%
		Residual Value	Residual Value	N/A	N/A	N/A
	31,438	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
		Market Comparable Technique	Comparable Multiple	0.7x	1.4x	1.1x
	44,998	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	35,369	Recovery Analysis	Commodity Price	54.00	60.16	59.86
	398	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
	8,376	Recovery Analysis	Sale Proceeds	N/A	N/A	N/A
	1,596,728	Yield Analysis	Discount Rate	4.1%	32.3%	8.5%
Second Lien Secured Debt	12,795	Market Comparable Technique	Comparable Multiple	6.3x	6.3x	6.3x
	8,111	Recovery Analysis	Commodity Price	57.00	62.33	61.13
	10,536	Recovery Analysis	Sale Proceeds	N/A	N/A	N/A
	206,167	Yield Analysis	Discount Rate	9.3%	14.9%	11.5%
Unsecured Debt	22,000	Discounted Cash Flow	Discount Rate	16.0%	16.0%	16.0%
		Residual Value	Residual Value	N/A	N/A	N/A
Structured Products and Other	11,289	Discounted Cash Flow	Discount Rate	9.0%	9.0%	9.0%
Preferred Equity	498	Discounted Cash Flow	Discount Rate	9.0%	9.0%	9.0%
	16,863	Market Comparable Technique	Comparable Multiple	0.7x	13.2x	8.7x
	5,176	Option Pricing Model	Expected Volatility	101.0%	101.0%	101.0%
	—	Yield Analysis	Discount Rate	32.3%	32.3%	0.0%
Common Equity/Interests	2,053	Discounted Cash Flow	Discount Rate	9.0%	32.3%	19.3%
	207,617	Discounted Cash Flow	Discount Rate	7.5%	16.0%	10.2%
		Residual Value	Residual Value	N/A	N/A	N/A
	7,977	Market Comparable Technique	Comparable Multiple	0.7x	16.5x	9.9x
	215	Option Pricing Model	Expected Volatility	35.0%	35.0%	35.0%
	374	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	2,170	Recovery Analysis	Commodity Price	54.00	62.33	60.08
	25,424	Recovery Analysis	Implied Illiquidity Discount	18.5%	18.5%	18.5%
		Recovery Analysis	Transaction Price	N/A	N/A	N/A
Warrants	1,595	Option Pricing Model	Expected Volatility	65.0%	90.0%	88.4%
Total Level 3 Investments	$2,448,667
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
Investment Transactions
For the three and nine months ended December 31, 2021, purchases of investments on a trade date basis were $335,478 and $920,786, respectively. For the three and nine months ended December 31, 2020, purchases of investments on a trade date basis were $157,176 and $400,930, respectively.
For the three and nine months ended December 31, 2021, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $358,165 and $800,553, respectively. For the three and nine months ended December 31, 2020, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $287,284 and $729,112, respectively.
PIK Income
The Company holds loans and other investments, including certain preferred equity investments, that have contractual PIK income. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. During the three and nine months ended December 31, 2021, PIK income earned was $982 and $3,451, respectively. During the three and nine months ended December 31, 2020, PIK income earned was $1,627 and $4,753, respectively.
The following table shows the change in capitalized PIK balance for the three and nine months ended December 31, 2021 and 2020:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
PIK balance at beginning of period	$37,637	$40,440	$41,947	$37,481
PIK income capitalized	988	1,867	3,715	4,901
Adjustments due to investments exited or written off	—	—	(7,037)	—
PIK income received in cash	—	—	—	(75)
PIK balance at end of period	$38,625	$42,307	$38,625	$42,307

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)
Dividend Income on CLOs
The Company holds structured products and other investments. The CLO equity investments are entitled to recurring distributions which are generally equal to the excess cash flow generated from the underlying investments after payment of the contractual payments to debt holders and fund expenses. The Company records as dividend income the accretable yield from its beneficial interests in structured products such as CLOs based upon a number of cash flow assumptions that are subject to uncertainties and contingencies. During the three and nine months ended December 31, 2021, dividend income from structured products was $310 and $959, respectively. During the three and nine months ended December 31, 2020, dividend income from structured products was $323 and $1,000, respectively.
Investments on Non-Accrual Status
As of December 31, 2021, 1.4% of total investments at amortized cost, or 0.5% of total investments at fair value, were on non-accrual status. As of March 31, 2021, 5.7% of total investments at amortized cost, or 1.4% of total investments at fair value, were on non-accrual status.
Unconsolidated Significant Subsidiary
The following unconsolidated subsidiary is considered a significant subsidiary under SEC Regulation S-X Rule 10-01(b)(1) as of December 31, 2021. Accordingly, summarized, unaudited, comparative financial information is presented below for the unconsolidated significant subsidiary.

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

	Nine Months Ended December 31,
	2021	2020
Net revenue	$172,541	$166,578
Net operating income	58,443	2,657
Earnings (loss) before taxes	(8,042)	(59,084)
Net profit (loss)	(6,487)	(57,993)
Net profit (loss) after taxes attributable to non-controlling interests	(3,730)	(991)
Net profit (loss) after taxes attributable to Merx Aviation	(2,757)	(57,002)

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

The Company’s outstanding debt obligations as of December 31, 2021 were as follows:

	Date Issued/Amended	Total Aggregate Principal Amount Committed		Principal Amount Outstanding		Fair Value		Final Maturity Date
Senior Secured Facility	12/22/2020	$1,810,000	**	$1,117,484	*	$1,117,484	(1)	12/22/2025
2025 Notes	3/3/2015	350,000		350,000		361,596	(2)	3/3/2025
2026 Notes	7/16/2021	125,000		125,000		124,274	(2)	7/16/2026
Total Debt Obligations		$2,285,000		$1,592,484		$1,603,354
Deferred Financing Costs and Debt Discount				$(5,108)
Total Debt Obligations, net of Deferred Financing Cost and Debt Discount				$1,587,376
____________________
*Includes foreign currency debt obligations as outlined in Foreign Currency Transactions and Translations within this note to the financial statements.
** Lender commitments will remain $1,810,000 through November 19, 2022 and will then decrease to $1,705,000 thereafter
(1)The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of December 31, 2021. The valuation is based on a yield analysis and discount rate commensurate with the market yields for similar types of debt.
(2)The fair value of these debt obligations would be categorized as Level 2 under ASC 820 as of December 31, 2021. The valuation is based on broker quoted prices.
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)
Senior Secured Facility
On December 22, 2020, the Company amended and restated its senior secured, multi-currency, revolving credit facility (the “Senior Secured Facility”), previously amended and restated as of November 19, 2018. Lender commitments in the amended and restated agreement will remain $1,810,000 through November 19, 2022 and will decrease to $1,705,000 thereafter. The amended and restated agreement extended the final maturity date through December 22, 2025, and includes an accordion provision which allows the Company to increase the total commitments under the existing revolving facility up to an aggregate principal amount of $2,715,000 from new or existing lenders on the same terms and conditions as the existing commitments. The Senior Secured Facility is secured by substantially all of the assets in the Company’s portfolio, including cash and cash equivalents. Commencing December 22, 2024, the Company is required to repay, in twelve consecutive monthly installments of equal size, the outstanding amount under the Senior Secured Facility as of December 22, 2024. In addition, the stated interest rate on the facility remains as a formula-based calculation based on a minimum borrowing base, resulting in a stated interest rate, depending on the type of borrowing, of (a) either LIBOR plus 1.75% per annum or LIBOR plus 2.00% per annum, or (b) either Alternate Base Rate plus 0.75% per annum or Alternate Base Rate plus 1% per annum. As of December 31, 2021, the stated interest rate on the facility was LIBOR plus 2.00%. The Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the Senior Secured Facility and participation fees and fronting fees of up to 2.25% per annum on the letters of credit issued.

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
The Senior Secured Facility also provides for the issuance of letters of credit up to an aggregate amount of $150,000. As of December 31, 2021 and March 31, 2021, the Company had $177 and $177, respectively, in standby letters of credit issued through the Senior Secured Facility. The amount available for borrowing under the Senior Secured Facility is reduced by any standby letters of credit issued through the Senior Secured Facility. Under GAAP, these letters of credit are considered commitments because no funding has been made and as such are not considered a liability. These letters of credit are not senior securities because they are not in the form of a typical financial guarantee and the portfolio companies are obligated to refund any drawn amounts. The available remaining capacity under the Senior Secured Facility was $692,339 and $690,637 as of December 31, 2021 and March 31, 2021, respectively. Terms used in this disclosure have the meanings set forth in the Senior Secured Facility agreement.

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
The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the three and nine months ended December 31, 2021 and 2020:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Average debt outstanding	$1,580,491	$1,533,238	$1,526,685	$1,663,241
Maximum amount of debt outstanding	1,599,384	1,602,090	1,608,285	1,818,920

Weighted average annualized interest cost (1)	3.19%	3.05%	3.16%	3.04%
Annualized amortized debt issuance cost	0.36%	0.37%	0.38%	0.34%
Total annualized interest cost	3.55%	3.42%	3.54%	3.38%
____________________
(1)Includes the stated interest expense and commitment fees on the unused portion of the Senior Secured Facility. Commitment fees for the three and nine months ended December 31, 2021 were $670 and $2,019 respectively. Commitment fees for the three and nine months ended December 31, 2020 were $598 and $1,404, respectively.

Foreign Currency Transactions and Translations
The Company had the following foreign-denominated debt outstanding on the Senior Secured Facility as of December 31, 2021:

	Original Principal Amount (Local)		Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
British Pound		£68,000	84,420	92,018	(7,598)	1/31/2022
Australian Dollar	A$	6,200	4,543	4,503	40	1/31/2022
			$88,963	$96,521	$(7,558)

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
As of December 31, 2021 and March 31, 2021, the Company was in compliance with all debt covenants for all outstanding debt obligations.
Note 7. Stockholders’ Equity
There were no equity offerings of common stock during the three and nine months ended December 31, 2021 and March 31, 2021.
The Company adopted the following plans, approved by the Board of Directors, for the purpose of repurchasing its common stock in accordance with applicable rules specified in the Securities Exchange Act of 1934 (the “1934 Act”) (the “Repurchase Plans”):

Date of Agreement/Amendment	Maximum Cost of Shares That May Be Repurchased	Cost of Shares Repurchased	Remaining Cost of Shares That May Be Repurchased
August 5, 2015	$50,000	$50,000	$—
December 14, 2015	50,000	50,000	—
September 14, 2016	50,000	50,000	—
October 30, 2018	50,000	50,000	—
February 6, 2019	50,000	43,402	6,598
Total as of December 31, 2021	$250,000	$243,402	$6,598
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)
Under the Repurchase Plans described above, the Company allocated the following amounts to be repurchased in accordance with SEC Rule 10b5-1 (the “10b5-1 Repurchase Plans”):

Effective Date	Termination Date	Amount Allocated to 10b5-1 Repurchase Plans
September 15, 2015	November 5, 2015	$5,000
January 1, 2016	February 5, 2016	10,000
April 1, 2016	May 19, 2016	5,000
July 1, 2016	August 5, 2016	15,000
September 30, 2016	November 8, 2016	20,000
January 4, 2017	February 6, 2017	10,000
March 31, 2017	May 19, 2017	10,000
June 30, 2017	August 7, 2017	10,000
October 2, 2017	November 6, 2017	10,000
January 3, 2018	February 8, 2018	10,000
June 18, 2018	August 9, 2018	10,000
September 17, 2018	October 31, 2018	10,000
December 12, 2018	February 7, 2019	10,000
February 25, 2019	May 17, 2019	25,000
March 18, 2019	May 17, 2019	10,000
June 4, 2019	August 7, 2019	25,000
June 17, 2019	August 7, 2019	20,000
September 16, 2019	November 6, 2019	20,000
December 6, 2019	February 5, 2020	25,000
December 16, 2019	February 5, 2020	15,000
March 12, 2020	March 19, 2020	20,000
March 30, 2021	May 21, 2021	10,000
June 16, 2021	November 5, 2021	10,000
December 16, 2021	February 4, 2022	5,000
During the nine months ended December 31, 2021, the Company repurchased 1,551,331 shares at a weighted average price per share of $13.10, inclusive of commissions, for a total cost of $20,330. This represents a discount of approximately 18.15% of the average net asset value per share for the nine months ended December 31, 2021.
During the nine months ended December 31, 2020, the Company did not repurchase shares.

Since the inception of the Repurchase Plans through December 31, 2021, the Company repurchased 15,205,909 shares at a weighted average price per share of $16.01, inclusive of commissions, for a total cost of $243,402. Including fractional shares, the company has repurchased 15,205,939 shares at a weighted average price per share of $16.01, inclusive of commissions for a total cost of $243,402.
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)
Note 8. Commitments and Contingencies
The Company has various commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of December 31, 2021 and March 31, 2021, the Company had the following unfunded commitments to its portfolio companies:

	December 31, 2021	March 31, 2021
Unfunded revolver obligations and bridge loan commitments (1)	$236,095	$261,854
Standby letters of credit issued and outstanding (2)	3,500	2,787
Unfunded delayed draw loan commitments (3)	304,796	172,249
Total Unfunded Commitments (4)	$544,391	$436,890
__________________
(1)The unfunded revolver obligations may or may not be funded to the borrowing party in the future. The amounts relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of December 31, 2021 and March 31, 2021, subject to the terms of each loan’s respective credit agreements which includes borrowing covenants that need to be met prior to funding. As of December 31, 2021 and March 31, 2021, the bridge loan commitments included in the balances were $0 and $0, respectively.
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
(4)The Company also had an unfunded revolver commitment to its fully controlled affiliate Merx Aviation Finance, LLC of $25,000 and $109,500 as of December 31, 2021 and March 31, 2021, respectively. Given the Company’s controlling interest, the timing and the amount of the funding has not been determined.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)
Note 9. Financial Highlights
The following is a schedule of financial highlights for the nine months ended December 31, 2021 and 2020.

	Nine Months Ended December 31, 2021	Nine Months Ended December 31, 2020
	(Unaudited)	(Unaudited)
Per Share Data*
Net asset value at beginning of period	$15.88	$15.70
Net investment income (1)	1.07	1.29
Net realized and change in unrealized gains (losses) (1)	0.14	(0.23)
Net increase in net assets resulting from operations	1.21	1.06
Distribution of net investment income (2)	(1.08)	(1.17)
Distribution of return of capital (2)	—	—
Accretion due to share repurchases	0.07	—
Net asset value at end of period	$16.08	$15.59

Per share market value at end of period	$12.79	$10.63
Total return (3)	0.95%	77.63%
Shares outstanding at end of period	63,707,845	65,259,176
Weighted average shares outstanding	64,795,710	65,259,176

Ratio/Supplemental Data
Net assets at end of period (in millions)	$1,024.3	$1,017.4
Annualized ratio of operating expenses to average net assets (4)(5)	6.23%	5.13%
Annualized ratio of interest and other debt expenses to average net assets (5)	5.22%	5.56%
Annualized ratio of total expenses to average net assets (4)(5)	11.45%	10.69%
Annualized ratio of net investment income to average net assets (5)	8.85%	11.07%
Average debt outstanding (in millions)	$1,526.7	$1,663.2
Average debt per share	$23.56	$25.49
Annualized portfolio turnover rate (5)	41.88%	20.23%
Asset coverage per unit (6)	$1,643	$1,671
____________________
*Totals may not foot due to rounding.
(1)Financial highlights are based on the weighted average number of shares outstanding for the period presented.
(2)The tax character of distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. Although the tax character of distributions paid to stockholders through December 31, 2021 may include return of capital, the exact amount cannot be determined at this point. Per share amounts are based on actual rate per share.
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)
(4)The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets are shown inclusive of all voluntary management and incentive fee waivers (See Note 3 to the financial statements). For the nine months ended December 31, 2021, the annualized ratio of operating expenses to average net assets and the annualized ratio of total expenses to average net assets would be 6.28% and 11.50%, respectively, without the voluntary fee waivers. For the nine months ended December 31, 2020 the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 5.16% and 10.73%, respectively, without the voluntary fee waivers.
(5)Annualized for the nine months ended December 31, 2021 and December 31, 2020.
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
During the period from January 1, 2022 through February 2, 2022, the Company repurchased 60,605 shares at a weighted average price per share of $12.70, inclusive of commissions, for a total cost of $770.
On February 3, 2022, the Company’s Board of Directors approved a new stock repurchase plan (the “Repurchase Plan”) to acquire up to $25.0 million of the Company’s common stock. The new Repurchase Plan is in addition to the Company's existing share repurchase authorization, of which approximately $5,829 of repurchase capacity remains. Accordingly, the Company now has approximately $30,829 available for stock repurchases under its repurchase program.
On February 3, 2022, the Company’s Board of Directors (the “Board”) declared a distribution of $0.31 per share, payable on April 7, 2022 to stockholders of record as of March 21, 2022. On February 3, 2022, the Company’s Board also declared a supplemental distribution of $0.05 per share payable on April 7, 2022 to stockholders of record as of March 21, 2022. Going forward, in addition to a quarterly base distribution of $0.31 per share, the Board may declare a quarterly supplemental distribution in an amount to be determined each quarter. There can be no assurances that the Board will continue to declare a base distribution of $0.31 per share or a supplemental distribution.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Apollo Investment Corporation
Results of Review of Interim Financial Statements

We have reviewed the accompanying statement of assets and liabilities, including the schedule of investments, of Apollo Investment Corporation (the “Company”) as of December 31, 2021, and the related statements of operations and of changes in net assets for the three-month and nine-month periods ended December 31, 2021 and 2020, and the statements of cash flows for the nine-month periods ended December 31, 2021 and 2020, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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
February 3, 2022

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
Overview
Apollo Investment Corporation (the “Company,” “Apollo Investment,” “AIC,” “we,” “us,” or “our”) was incorporated under the Maryland General Corporation Law in February 2004. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Pursuant to this election and assuming we qualify as a RIC, we generally do not have to pay corporate-level federal income taxes on any income we distribute to our stockholders. We commenced operations on April 8, 2004 upon completion of our initial public offering that raised $870 million in net proceeds from selling 62 million shares of common stock at a price of $15.00 per share (20.7 million shares at a price of $45.00 per share adjusted for the one-for-three reverse stock split). Since then, and through December 31, 2021, we have raised approximately $2.21 billion in net proceeds from additional offerings of common stock and we have repurchased common stock for $243.4 million.

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
COVID-19 Developments
There is an ongoing global outbreak of COVID-19, which has spread to over 200 countries and territories, including every state in the United States. The global impact of the outbreak has been rapidly evolving, and as cases of COVID-19, including new variants, have continued to be identified in additional countries, many countries have reacted, and continue to react, by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading, and limiting operations of non-essential businesses. Such actions have created disruption in global supply chains, and adversely impacted many industries. Supply chain disruptions could significantly impact the businesses of our portfolio companies and lead to increased costs, inventory shortages, shipping delays and an inability to meet customer demands. The outbreak has had a continued adverse impact on economic and market conditions and has triggered a period of global economic slowdown.
Although vaccines have been widely distributed in the U.S., certain U.S. states are planning on reopening and we believe the economy is beginning to rebound in certain respects, the uncertainty surrounding the COVID-19 pandemic, including uncertainty regarding new variants of COVID-19, the efficacy of existing vaccines against new variants and acceptance of vaccines and other factors have and may continue to contribute to significant volatility in the global markets. COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our performance, financial condition, results of operations and ability to pay distributions.
LIBOR Developments
On July 27, 2017, the U.K Financial Conduct Authority (“FCA”) announced that it would phase out LIBOR as a benchmark by the end of 2021. As of December 31, 2021, all non-U.S. dollar LIBOR publications have been phased out. The phase out of a majority of the U.S. dollar publications is delayed until June 30, 2023. The Alternative Reference Rates Committee (“ARRC”) of the Federal Reserve Bank of New York previously confirm that this constitutes a “benchmark transition event” and established “benchmark replacement dates” in ARRC standard LIBOR transition provisions that exist in many U.S. law contracts using LIBOR.

The publication of all EUR and CHF LIBOR settings, the Spot Next/Overnight, 1 week, 2 month and 12 month JPY and GBP LIBOR settings, and the 1 week and 2 months USD LIBOR settings has ceased. The publication of the overnight, 1 month, 3 month, 6 month, and 12 months USD LIBOR settings will cease after June 30, 2023. The FCA plans to consult the market on creating “synthetic” 1 month, 3 month and 6 month rates for GBP and JPY LIBOR, to be published for a limited time.
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
Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment, the competitive environment for the types of investments we make and, market disruptions due to COVID-19. As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of December 31, 2021, non-qualifying assets represented approximately 13.0% of the total assets of the Company.

Revenue
We generate revenue primarily in the form of interest and dividend income from the securities we hold and capital gains, if any, on investment securities that we may acquire in portfolio companies. Our debt investments, whether in the form of mezzanine or senior secured loans, generally have a stated term of five to ten years and bear interest at a fixed rate or a floating rate usually determined on the basis of a benchmark, such as the LIBOR, the federal funds rate, or the prime rate. Interest on debt securities is generally payable quarterly or semiannually and while U.S. subordinated debt and corporate notes typically accrue interest at fixed rates, some of our investments may include zero coupon and/or step-up bonds that accrue income on a constant yield to call or maturity basis. In addition, some of our investments provide for payment-in-kind (“PIK”) interest or dividends. Such amounts of accrued PIK interest or dividends are added to the cost of the investment on the respective capitalization dates and generally become due at maturity of the investment or upon the investment being called by the issuer. We may also generate revenue in the form of commitment, origination, structuring fees, fees for providing managerial assistance and, if applicable, consulting fees, etc.
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

Portfolio and Investment Activity
Our portfolio and investment activity during the three and nine months ended December 31, 2021 and 2020 was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in millions)*	2021	2020	2021	2020
Investments made in portfolio companies	$335.5	$157.2	$920.8	$400.9
Investments sold	(7.4)	(17.8)	(18.1)	(101.1)
Net activity before repaid investments	328.1	139.4	902.7	299.9
Investments repaid	(350.8)	(269.5)	(782.5)	(628.0)
Net investment activity	$(22.7)	$(130.1)	$120.2	$(328.2)

Portfolio companies at beginning of period	144	147	135	152
Number of new portfolio companies	7	7	27	10
Number of exited portfolio companies	(12)	(11)	(23)	(19)
Portfolio companies at end of period	139	143	139	143

Number of investments made in existing portfolio companies	62	35	79	62
____________________
*Totals may not foot due to rounding.

Our portfolio composition and weighted average yields as of December 31, 2021 and March 31, 2021 were as follows:

	December 31, 2021		March 31, 2021
Portfolio composition, at fair value:
First lien secured debt	87%		78%
Second lien secured debt	4%		10%
Total secured debt	91%		88%
Unsecured debt	1%		1%
Structured products and other	0%		0%
Preferred equity	1%		1%
Common equity/interests and warrants	6%		10%
Weighted average yields, at amortized cost (1):
First lien secured debt (2)	7.9%		7.8%
Second lien secured debt (2)	9.6%		9.9%
Secured debt portfolio (2)	8.0%		8.0%
Unsecured debt portfolio (2)	5.3%		5.3%
Total debt portfolio (2)	7.9%		8.0%
Total portfolio (3)	6.9%		6.5%
Interest rate type, at fair value (4):
Fixed rate amount	$0.0	billion	—
Floating rate amount	$2.0	billion	$1.9	billion
Fixed rate, as percentage of total	1%		—
Floating rate, as percentage of total	99%		100%
Interest rate type, at amortized cost (4):
Fixed rate amount	$0.0	billion	—
Floating rate amount	$2.0	billion	$1.9	billion
Fixed rate, as percentage of total	1%		—
Floating rate, as percentage of total	99%		100%
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
Since the initial public offering of Apollo Investment in April 2004 and through December 31, 2021, invested capital totaled $22.8 billion in 579 portfolio companies. Over the same period, Apollo Investment completed transactions with more than 100 different financial sponsors.
Recent Developments
On February 3, 2022, the Company’s Board of Directors approved a new stock repurchase plan (the “Repurchase Plan”) to acquire up to $25 million of the Company’s common stock. The new Repurchase Plan is in addition to the Company's existing share repurchase authorization, of which approximately $5.8 million of repurchase capacity remains. Accordingly, the Company now has approximately $30.8 million available for stock repurchases under its repurchase program.

Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, gains and losses. Changes in the economic environment, financial markets, credit worthiness of portfolio companies and any other parameters used in determining such estimates could cause actual results to differ materially. In addition to the discussion below, our critical accounting policies are further described in the notes to the financial statements.
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
As of December 31, 2021, $2.59 billion or 99.93% of the Company’s investments were classified as Level 3. The high proportion of Level 3 investments relative to our total investments is directly related to our investment philosophy and target portfolio, which consists primarily of long-term secured debt, as well as unsecured and mezzanine positions of private middle-market companies. A fundamental difference exists between our investments and those of comparable publicly traded fixed income investments, namely high-yield bonds, and this difference affects the valuation of our private investments relative to comparable publicly traded instruments.
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

Investments determined by these valuation procedures which have a fair value of less than $1 million during the prior fiscal quarter may be valued based on inputs identified by the Investment Adviser without the necessity of obtaining valuation from an independent valuation firm, if once annually an independent valuation firm using the procedures described herein provides a valuation. Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered in the valuation process of independent valuation firms. During the nine months ended December 31, 2021, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.
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
Results of Operations
Operating results for the three and nine months ended December 31, 2021 and 2020 were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in millions)*	2021	2020	2021	2020
Investment Income
Interest income (excluding Payment-in-kind (“PIK”) interest income)	$51.9	$50.4	$147.6	$155.9
Dividend income	0.5	1.1	3.6	3.4
PIK interest income	1.0	1.6	3.5	4.8
Other income	1.6	1.2	3.8	1.8
Total investment income	$55.0	$54.4	$158.4	$165.9
Expenses
Management and performance-based incentive fees	$14.6	$9.0	$37.7	$27.7
Interest and other debt expenses, net of reimbursements	14.1	13.2	40.7	42.4
Administrative services expense, net of reimbursements	1.4	1.1	4.2	3.4
Other general and administrative expenses	2.4	2.8	6.7	8.0
Net Expenses	$32.5	$26.1	$89.3	$81.5
Net Investment Income	$22.5	$28.2	$69.1	$84.4
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses)	$(0.6)	$(6.7)	$(65.3)	$(18.1)
Net change in unrealized gains (losses)	(1.3)	11.6	74.4	3.2
Net Realized and Change in Unrealized Gains (Losses)	$(2.0)	$4.9	$9.1	$(14.9)
Net Increase in Net Assets Resulting from Operations	$20.5	$33.2	$78.1	$69.5

Net Investment Income on Per Average Share Basis (1)	$0.35	$0.43	$1.07	$1.29
Earnings per share — basic (1)	$0.32	$0.51	$1.21	$1.06
____________________
*Totals may not foot due to rounding.
(1)Based on the weighted average number of shares outstanding for the period presented.

Total Investment Income
For the three months ended December 31, 2021 as compared to the three months ended December 31, 2020
The increase in total investment income for the three months ended December 31, 2021 compared to the three months ended December 31, 2020 was primarily driven by the increase in total interest income (including PIK) of $0.9 million. The increase in total interest income (including PIK) was primarily due to a higher income bearing investment portfolio. Furthermore there was an increase in prepayment fees and income recognized from the acceleration of discount, premium, or deferred fees on repaid investments, which totaled $2.4 million for the three months ended December 31, 2020 and $4.0 million for the three months ended December 31, 2021. This was partially offset by the $0.6 million decrease in dividend income. Furthermore, there was also an increase in other income of $0.4 million due to higher bridge fees.
For the nine months ended December 31, 2021 as compared to the nine months ended December 31, 2020
The decrease in total investment income for the nine months ended December 31, 2021 compared to the nine months ended December 31, 2020 was primarily driven by the decrease in total interest income (including PIK) of $9.6 million. The decrease in total interest income (including PIK) was primarily due to a decrease in the portfolio of second lien secured debt. This was partially offset by an increase in prepayment fees and income recognized from the acceleration of discount, premium, or deferred fees on repaid investments, which totaled $4.7 million for the nine months ended December 31, 2020 and $8.7 million for the for the nine months ended December 31, 2021. The $0.2 million increase in dividend income was primarily due to an increase in dividends received from MSEA Tankers LLC. Furthermore, there was an increase in other income of $2.0 million due to higher amendment fees and bridge fees.
Net Expenses
For the three months ended December 31, 2021 as compared to the three months ended December 31, 2020
The increase in net expenses for the three months ended December 31, 2021 compared to the three months ended December 31, 2020 was primarily due to the increase in management and performance-based incentive fees. The increase of $5.6 million in management and performance-based incentive fees was due to an increase in performance based incentive fees and an increase in the investment portfolio. Furthermore, there was an increase in interest and other debt expenses, which was attributed to increase in the average debt outstanding and net leverage from $1.53 billion and 1.43x, respectively during the three months ended December 31, 2020, to $1.58 billion and 1.52x, respectively during the three months ended December 31, 2021. Additionally there was increase in the total annualized cost of debt, from 3.42% for the three months ended December 31, 2020 to 3.55% for the three months ended December 31, 2021.
For the nine months ended December 31, 2021 as compared to the nine months ended December 31, 2020
The increase in net expenses for the nine months ended December 31, 2021 compared to the nine months ended December 31, 2020 was primarily due to the increase in management and performance-based incentive fees. The increase of $10.0 million in management and performance-based incentive fees was due to an increase in performance based incentive fees and an increase in the investment portfolio. Furthermore there was a decrease in interest and other debt expenses, which was attributed to a decrease in the average debt outstanding, from $1.66 billion during the nine months ended December 31, 2020, to $1.53 billion during the nine months ended December 31, 2021. This was partially offset by an increase in the total annualized cost of debt from 3.38% for the nine months ended December 31, 2020 to 3.54% for the nine months ended December 31, 2021.

Net Realized Gains (Losses)
For the three months ended December 31, 2021 as compared to the three months ended December 31, 2020
During the three months ended December 31, 2021, we recognized gross realized gains of $0.6 million and gross realized losses of $1.3 million, resulting in net realized losses of $0.6 million. Significant realized gains (losses) for the three months ended December 31, 2021 are summarized below:

(in millions)	Net Realized Gain (Loss)
Sequential Brands Group, Inc.	$(1.1)

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

For the nine months ended December 31, 2021 as compared to the nine months ended December 31, 2020
During the nine months ended December 31, 2021, we recognized gross realized gains of $4.0 million and gross realized losses of $69.4 million, resulting in net realized losses of $65.3 million. Significant realized gains (losses) for the nine months ended December 31, 2021 are summarized below:

(in millions)	Net Realized Gain (Loss)
Niacet Corporation	$1.1
Spotted Hawk	(44.4)
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.)	(20.9)
Sequential Brands Group, Inc.	(1.1)

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

Net Change in Unrealized Gains (Losses)
For the three months ended December 31, 2021 as compared to the three months ended December 31, 2020
During the three months ended December 31, 2021, we recognized gross unrealized gains of $26.9 million and gross unrealized losses of $28.2 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized losses of $1.3 million. Significant changes in unrealized gains (losses) for the three months ended December 31, 2021 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
ChyronHego Corporation	$6.3
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.)	5.2
Merx Aviation Finance, LLC	3.4
Pelican	2.2
Sequential Brands Group, Inc.	1.1
Dynamic Product Tankers (Prime), LLC	(10.3)
Spotted Hawk	(3.9)
Ambrosia Buyer Corp.	(3.1)
MSEA Tankers LLC	(1.6)

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

For the nine months ended December 31, 2021 as compared to the nine months ended December 31, 2020
During the nine months ended December 31, 2021, we recognized gross unrealized gains of $115.2 million and gross unrealized losses of $40.8 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized gains of $74.4 million. Significant changes in unrealized gains (losses) for the nine months ended December 31, 2021 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
Spotted Hawk	$37.3
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.)	24.0
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I LLC)	18.7
ChyronHego Corporation	6.8
Paper Source	3.0
Merx Aviation Finance, LLC	2.7
Sequential Brands Group, Inc.	2.2
Pelican	2.2
US Legal Support	1.5
Genesis Healthcare, Inc.	1.5
Dynamic Product Tankers (Prime), LLC	(19.8)
Ambrosia Buyer Corp.	(5.7)
MSEA Tankers LLC	(4.1)
Niacet Corporation	(1.1)

During the nine months ended December 31, 2020, we recognized gross unrealized gains of $91.3 million and gross unrealized losses of $88.1 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized losses of $3.2 million. Significant changes in unrealized gains (losses) for the nine months ended December 31, 2020 are summarized below:

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
Debt
See Note 6 to the financial statements for information on the Company’s debt.
The following table shows the contractual maturities of our debt obligations as of December 31, 2021:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Senior Secured Facility (1)	$1,117.5	$—	$—	$1,117.5	$—
2025 Notes	350.0	—	—	350.0	—
2026 Notes	125.0	—	—	125.0	—
Total Debt Obligations	$1,592.5	$—	$—	$1,592.5	$—
____________________
(1)As of December 31, 2021, aggregate lender commitments under the Senior Secured Facility totaled $1.81 billion and $692.3 million of unused capacity. As of December 31, 2021, there were $0.2 million of letters of credit issued under the Senior Secured Facility as shown as part of total commitments in Note 8 to the financial statements.
Stockholders’ Equity
See Note 7 to the financial statements for information on the Company’s public offerings and share repurchase plans.

Distributions
Distributions paid to stockholders during the three and nine months ended December 31, 2021 totaled $23.4 million ($0.36 per share) and $70.3 million ($1.08 per share), respectively. Distributions paid to stockholders during the three and nine months ended December 31, 2020 totaled $23.5 million ($0.36 per share) and $82.2 million ($1.26 per share), respectively. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. Although the tax character of distributions paid to stockholders through December 31, 2021 may include return of capital, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ended March 31, 2022. Tax characteristics of all distributions will be reported to stockholders on Form 1099 after the end of the calendar year. Our quarterly distributions, if any, will be determined by our Board of Directors.
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
PIK Income
For the three and nine months ended December 31, 2021, PIK income totaled $1.0 million and $3.5 million on total investment income of $55.0 million and $158.4 million respectively. For the three and nine months ended December 31, 2020, PIK income totaled $1.6 million and $4.8 million on total investment income of $54.4 million and $165.9 million respectively. In order to maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders annually in the form of distributions, even though the Company has not yet collected the cash. See Note 5 to the financial statements for more information on the Company’s PIK income.
Related Party Transactions
See Note 3 to the financial statements for information on the Company’s related party transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. Uncertainty with respect to the economic effects of the COVID-19 outbreak and subsequent variants has introduced significant volatility in the financial markets, and the effects of this volatility could materially impact our market risks, including those listed below. For additional information concerning the COVID-19 pandemic and its potential impact on our business and our operating results, see Part II - Other information, Item 1A. Risk Factors.
Investment valuation risk
Because there is not a readily available market value for most of the investments in our portfolio, we value all of our portfolio investments at fair value as determined in good faith by our board of directors based on, among other things, the input of our management and audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” and “—Fair Value Measurements” as well as Notes 2 and 5 to our financial statements for the three and nine months ended December 31, 2021, for more information relating to our investment valuation.

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

As of December 31, 2021, all of our debt portfolio investments bore interest at variable rates, which generally are LIBOR-based (or based on an equivalent applicable currency rate) and typically have durations of one to six months after which they reset to current market interest rates, and many of which are subject to certain floors. Further, our Senior Secured Facility bears interest at LIBOR rates with no interest rate floors, while the 2025 Notes bears interest at a fixed rate. As of December 31, 2021, all non-U.S. dollar LIBOR publications have been phased out. The phase out of a majority of the U.S. dollar publications is delayed until June 30, 2023. Potential changes, or uncertainty related to such potential changes, may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities, or the cost of our borrowings. Please see Part 1 of our annual report on Form 10-k for the year ended March 31, 2021, “Item 1A. Risk Factors—Risks Relating to the Current Environment—Uncertainty relating to the LIBOR calculation process may adversely affect the value of our portfolio of the LIBOR-indexed, floating-rate debt securities in our portfolio or the cost of our borrowings”

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of December 31, 2021, assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income		Net Investment Income Per Share
Up 200 basis points	$2.9	million	$0.045
Up 100 basis points	(4.4)	million	(0.068)
Up 50 basis points	(3.7)	million	(0.058)
Down 25 basis points	1.2	million	0.019
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2021 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
Changes in Internal Control Over Financial Reporting
Management has not identified any change in the Company’s internal control over financial reporting that occurred during the third fiscal quarter of 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the other information set forth in this report and as provided below, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2021, which could materially affect our business, financial condition and/or operating results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
Inflation may adversely affect our business and operations and those of our portfolio companies.
Economic activity has continued to accelerate across sectors and regions. Nevertheless, due to global supply chain issues, a rise in energy prices and strong consumer demand as economies continue to reopen, inflation is showing signs of acceleration in the U.S. and globally. Inflation is likely to continue in the near to medium-term, particularly in the U.S., with the possibility that monetary policy may tighten in response. Certain of our portfolio companies may be impacted by inflation and persistent inflationary pressures could negatively affect our portfolio companies profit margins.
Disruptions to the global supply chain may have adverse impact on our portfolio companies and, in turn, harm us.
Recent supply chain disruptions, including the global microchip shortage, may have an adverse impact on the business of our portfolio companies. Potential adverse impacts to certain of our portfolio companies may include, among others, increased costs, inventory shortages, shipping and project completion delays, and inability to meet customer demand.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
The Company adopted the following plans, approved by the Board of Directors, for the purpose of repurchasing its common stock in accordance with applicable rules specified in the 1934 Act (the “Repurchase Plans”):

Date of Agreement/Amendment	Maximum Cost of Shares That May Be Repurchased		Cost of Shares Repurchased		Remaining Cost of Shares That May Be Repurchased
August 5, 2015	$50.0	million	$50.0	million	$—
December 14, 2015	50.0	million	50.0	million	—
September 14, 2016	50.0	million	50.0	million	—
October 30, 2018	50.0	million	50.0	million	—
February 6, 2019	50.0	million	43.4	million	6.6	million
Total as of December 31, 2021	$250.0	million	$243.4	million	$6.6	million
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

Under the Repurchase Plans described above, the Company allocated the following amounts to be repurchased in accordance with SEC Rule 10b5-1 (the “10b5-1 Repurchase Plans”):

Effective Date	Termination Date	Amount Allocated to 10b5-1 Repurchase Plans
September 15, 2015	November 5, 2015	$5.0	million
January 1, 2016	February 5, 2016	10.0	million
April 1, 2016	May 19, 2016	5.0	million
July 1, 2016	August 5, 2016	15.0	million
September 30, 2016	November 8, 2016	20.0	million
January 4, 2017	February 6, 2017	10.0	million
March 31, 2017	May 19, 2017	10.0	million
June 30, 2017	August 7, 2017	10.0	million
October 2, 2017	November 6, 2017	10.0	million
January 3, 2018	February 8, 2018	10.0	million
June 18, 2018	August 9, 2018	10.0	million
September 17, 2018	October 31, 2018	10.0	million
December 12, 2018	February 7, 2019	10.0	million
February 25, 2019	May 17, 2019	25.0	million
March 18, 2019	May 17, 2019	10.0	million
June 4, 2019	August 7, 2019	25.0	million
June 17, 2019	August 7, 2019	20.0	million
September 16, 2019	November 6, 2019	20.0	million
December 6, 2019	February 5, 2020	25.0	million
December 16, 2019	February 5, 2020	15.0	million
March 12, 2020	March 19, 2020	20.0	million
March 30, 2021	May 21, 2021	10.0	million
June 16, 2021	November 5, 2021	10.0	million
December 16, 2021	February 4, 2022	5.0	million

The following table presents information with respect to the Company’s purchases of its common stock since adoption of the Repurchase Plans through December 31, 2021:

Month	Total Number of Shares Purchased	Average Price Paid Per Share*	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans
August 2015	510,000	$19.71	510,000	$40.0	million
September 2015	603,466	18.46	603,466	28.8	million
November 2015	1,116,666	18.10	1,116,666	8.6	million
December 2015	627,443	17.58	627,443	47.6	million
January 2016	670,708	14.91	670,708	37.6	million
June 2016	362,933	16.73	362,933	31.5	million
July 2016	16,491	16.53	16,491	31.2	million
August 2016	596,294	17.67	596,294	20.7	million
September 2016	411,523	18.13	411,523	63.2	million
October 2016	527,417	17.82	527,417	53.8	million
November 2016	239,289	17.45	239,289	49.6	million
August 2017	33,333	17.96	33,333	49.0	million
September 2017	186,767	17.98	186,767	45.7	million
October 2017	144,867	17.96	144,867	43.1	million
November 2017	64,500	17.79	64,500	41.9	million
December 2017	50,100	17.89	50,100	41.0	million
January 2018	577,386	17.32	577,386	31.0	million
February 2018	70,567	16.23	70,567	29.9	million
May 2018	263,667	17.12	263,667	25.4	million
June 2018	198,601	16.94	198,601	22.0	million
July 2018	8,867	16.75	8,867	21.9	million
August 2018	502,767	17.11	502,767	13.3	million
September 2018	444,467	16.54	444,467	5.9	million
October 2018	160,800	16.46	160,800	53.3	million
November 2018	595,672	15.81	595,672	43.9	million
December 2018	741,389	13.49	741,359	33.9	million
February 2019	19,392	15.16	19,392	83.6	million
March 2019	291,426	15.40	291,426	79.1	million
April 2019	44,534	15.23	44,534	78.4	million
May 2019	298,026	15.93	298,026	73.6	million
June 2019	607,073	15.97	607,073	63.9	million
July 2019	89,610	16.10	89,610	62.5	million
August 2019	758,020	16.15	758,020	50.3	million
September 2019	32,371	16.26	32,371	49.7	million
October 2019	495,464	15.65	495,464	42.0	million
November 2019	6,147	15.91	6,147	41.9	million
March 2020	1,286,565	11.62	1,286,565	26.9	million
May 2021	145,572	13.92	145,572	24.9	million
July 2021	44,418	13.46	44,418	24.3	million
August 2021	45,675	13.32	45,675	23.7	million
September 2021	360,860	13.02	360,860	19.0	million
October 2021	308,005	13.30	308,005	14.9	million
November 2021	419,372	13.05	419,372	9.4	million
December 2021	227,429	12.44	227,429	6.6	million
Total	15,205,939	$16.01	15,205,909
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
(4)Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed on December 3, 2018.
(5)Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed on July 22, 2019.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 3, 2022.

APOLLO INVESTMENT CORPORATION

By:	/s/ HOWARD WIDRA
Howard Widra
Chief Executive Officer

By:	/s/ GREGORY W. HUNT
Gregory W. Hunt
Chief Financial Officer and Treasurer

By:	/s/ AMIT JOSHI
Amit Joshi
Chief Accounting Officer and Assistant Treasurer