Form 10-K
period 2022-03-31
APOLLO INVESTMENT CORP
filed 2022-05-19
CIK 1278752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2022
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.Yes ☒  No  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒
The aggregate market value of the common equity held by non-affiliates of the Registrant as of September 30, 2021 was $0.83 billion (based on the closing sale price of the Registrant’s Common Stock on that date as reported on the NASDAQ Global Select Market). For the purposes of calculating this amount only, all executive officers and Directors are “affiliates” of the Registrant.
As of May 18, 2022, there were 63,518,718 shares of the Registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on August 9, 2022 are incorporated by reference in Part III of this Form 10-K.

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
Risk Relating to the Current Environment
•The current outbreak of the novel coronavirus, or COVID-19, has caused severe disruptions in the U.S. and global economy and is expected to have a materially adverse impact on our financial condition and results of operations.
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
•The interest rates of some of our floating-rate loans to our portfolio companies may be priced using a spread over LIBOR, which is being phased out.
•Changes in existing laws or regulations, the interpretations thereof or newly enacted laws or regulations may negatively impact our business.
•The continued uncertainty relating to the U.S. and global economy could have a negative impact on our business.
•Changes to U.S. federal income tax laws could materially and adversely affect us and our stockholders.
•The Russian invasion of Ukraine may have a material adverse impact on us and our portfolio companies.
•Inflation may adversely affect business and operations and those of our portfolio companies.
•Disruptions to the global supply chain may have adverse impact on our portfolio companies and, in turn, harm us.
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
General
Apollo Investment Corporation, a Maryland corporation organized on February 2, 2004, is a closed-end, externally managed, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We commenced operations on April 8, 2004 upon completion of our initial public offering that raised $870 million in net proceeds from selling 62 million shares of common stock at a price of $15.00 per share (20.7 million shares at a price of $45.00 per share adjusted for the one-for-three reverse stock split). Since then, and through March 31, 2022, we have raised approximately $2.21 billion in net proceeds from additional offerings of common stock and we have repurchased common stock for $244.2 million.
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
During the year ended March 31, 2022, we invested $1.1 billion across 33 new and 84 existing portfolio companies primarily through a combination of primary and secondary debt investments. This compares to $0.6 billion across 14 new and 75 existing portfolio companies during the year ended March 31, 2021. Investments sold or repaid during the year ended March 31, 2022 totaled $1.1 billion versus $1.0 billion during the year ended March 31, 2021. The weighted average yields on our secured debt portfolio, unsecured debt portfolio, total debt portfolio and total portfolio as of March 31, 2022 at our current cost basis were 8.1%, 0.0%, 8.1% and 7.1%, respectively. As of March 31, 2021, the yields were 8.0%, 5.3%, 8.0% and 6.5%, respectively. The portfolio yields may be higher than an investor’s yield on an investment in us due to sales load and other expenses. For the years ended March 31, 2022 and March 31, 2021, the total return based on the change in market price per share and taking into account dividends and distributions, if any, reinvested in accordance with the dividend reinvestment plan was 7.2% and 135.1%, respectively. Such returns do not reflect any sales load that stockholders may have paid in connection with their purchase of shares of our common stock.
As of March 31, 2022, our portfolio consisted of 139 portfolio companies and was invested 94% in secured debt, 0% in unsecured debt, 0% in structured products and other, 1% in preferred equity, and 5% in common equity/interests and warrants measured at fair value. As of March 31, 2021, our portfolio consisted of 135 portfolio companies and was invested 88% in secured debt, 1% in unsecured debt, 0% in structured products and other, 1% in preferred equity, and 10% in common equity/interests and warrants measured at fair value.
Since the initial public offering of Apollo Investment in April 2004 and through March 31, 2022, invested capital totaled $23.0 billion in 585 portfolio companies. Over the same period, Apollo Investment completed transactions with more than 100 different financial sponsors.

As of March 31, 2022, 1% or $0.0 billion is fixed rate debt and 99% or $2.0 billion is floating rate debt, measured at fair value. On a cost basis, 1% or $0.0 billion is fixed rate debt and 99% or $2.0 billion is floating rate debt. As of March 31, 2021, 0% or $0.0 billion was fixed rate debt and 100% or $1.9 billion was floating rate debt, measured at fair value. On a cost basis, 0% or $0.0 billion was fixed rate debt and 100% or $1.9 billion was floating rate debt. The interest rate type information is calculated using the Company’s corporate debt portfolio and excludes aviation, oil and gas, structured credit, renewables, shipping, commodities and investments on non-accrual status.
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
The following is a representative list of the industries in which we have invested as of March 31, 2022:
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
The following table summarizes our top ten portfolio companies and industries based on fair value as of March 31, 2022:

Portfolio Company	% of Portfolio	Industry	% of Portfolio
Merx Aviation Finance, LLC	11.8%	Healthcare & Pharmaceuticals	16.1%
ChyronHego Corporation	4.3%	High Tech Industries	15.7%
LashCo	1.7%	Aviation and Consumer Transport	12.5%
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I LLC)	1.7%	Business Services	10.7%
NFA Group	1.5%	Consumer Services	6.9%
PSI Services, LLC	1.4%	Beverage, Food & Tobacco	5.2%
MSEA Tankers LLC	1.4%	Transportation – Cargo, Distribution	3.3%
Electro Rent Corporation	1.4%	Insurance	3.2%
MAKS	1.3%	Consumer Goods – Non-durable	3.0%
New Wave Entertainment	1.3%	Automotive	2.9%
Total	27.8%	Total	79.5%

The following table summarizes our top ten portfolio companies and industries based on fair value as of March 31, 2021:

Portfolio Company	% of Portfolio	Industry	% of Portfolio
Merx Aviation Finance, LLC	12.9%	Healthcare & Pharmaceuticals	16.1%
ChyronHego Corporation	3.7%	High Tech Industries	13.9%
MSEA Tankers LLC	2.3%	Aviation and Consumer Transport	13.6%
Dynamic Product Tankers (Prime), LLC	1.9%	Business Services	13.2%
NFA Group	1.7%	Transportation – Cargo, Distribution	5.6%
Simplifi Holdings, Inc.	1.6%	Consumer Services	4.8%
RA Outdoors, LLC (Active Outdoors)	1.5%	Beverage, Food & Tobacco	4.0%
Spotted Hawk	1.4%	Consumer Goods – Non-durable	3.6%
MAKS	1.4%	Diversified Investment Vehicles, Banking, Finance, Real Estate	2.5%
Electro Rent Corporation	1.4%	Advertising, Printing & Publishing	2.4%
Total	29.8%	Total	79.7%
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
Management and Incentive Fee
Pursuant to the investment advisory management agreement, we incur a fee payable to AIM for investment advisory and management services consisting of two components - a base management fee and an incentive fee. For the fiscal years ended March 31, 2022, 2021 and 2020, we accrued $36.14 million, $36.44 million and $40.36 million, respectively, in base management fees and incurred $12 million, $0.00 million and $1.98 million, respectively, in performance-based incentive fees.

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
For accounting purposes only, we are required under GAAP to accrue a theoretical capital gains incentive fee based upon net realized capital gains and unrealized capital gain and loss on investments held at the end of each period. The accrual of this theoretical capital gains incentive fee assumes all unrealized capital gain and loss is realized in order to reflect a theoretical capital gains incentive fee that would be payable to the Investment Adviser at each measurement date. There was no accrual for theoretical capital gains incentive fee for the years ended March 31, 2022, 2021 and 2020. It should be noted that a fee so calculated and accrued would not be payable under the Advisers Act or the investment advisory management agreement, and would not be paid based upon such computation of capital gains incentive fees in subsequent periods. Amounts actually paid to the Investment Adviser will be consistent with the Advisers Act and formula reflected in the investment advisory management agreement which specifically excludes consideration of unrealized capital gain.
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

Duration and Termination
The continuation of our investment advisory management agreement was approved by our Board of Directors on May 19, 2022. Unless terminated earlier as described below, it will remain in effect from year to year if approved annually by our Board of Directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not “interested persons” as defined in the 1940 Act. The investment advisory management agreement will automatically terminate in the event of its assignment. Either party may terminate the investment advisory management agreement without penalty upon not more than 60 days’ written notice to the other party. See “Risk Factors - Risks Relating to our Business and Structure.”
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

At the fiscal years ended March 31, 2022, 2021 and 2020, expenses incurred (net of reimbursements) under the administration agreement were $5.5 million, $4.5 million and $6.0 million, respectively. For administrative expenses accrued during the most recently completed fiscal quarter, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations; Expenses.”
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
Available Information
We file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements, codes of ethics and other information meeting the informational requirements of the 1934 Act. You may inspect and copy any materials we file with or submit to the SEC at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information filed electronically by us with the SEC which are available on the SEC’s Internet site at http://www.sec.gov. In addition, information specifically regarding how we voted proxies relating to portfolio securities for the year ended March 31, 2022 is available without charge, upon request, by calling 212-515-3450. Copies of these reports, proxy and information statements and other information may be obtained, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, Washington, D.C. 20549-0102.
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
Risks Relating to the Current Environment
The current outbreak of the novel coronavirus, or COVID-19, has caused severe disruptions in the U.S. and global economy and is expected to have a materially adverse impact on our financial condition and results of operations.
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
On January 31, 2020, the United Kingdom (the “UK”) ended its membership in the European Union (“Brexit”). On May 1, 2021, the E.U.-U.K. Trade and Cooperation Agreement, or the TCA, became effective. The TCA provides the United Kingdom and EU members with preferential access to each other’s markets, without tariffs or quotas on imported products between the jurisdictions, provided that certain rules of origin requirements are complied with. However, economic relations between the United Kingdom and the EU will now be on more restricted terms than existed prior to Brexit. The long-term effects of Brexit are expected to depend on, among other things, any agreements the UK has made, or makes to retain access to EU markets. Brexit could adversely affect European or worldwide economic or market conditions and could contribute to instability in global financial and real estate markets. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate. Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, business opportunities, results of operations, financial condition and cash flows. Likewise, similar actions taken by other European and other countries in which we operate could have a similar or even more profound impact.
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

U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, including a suspension of the federal debt ceiling in August 2019 and December 2021, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States. The December 2021 legislation suspends the debt ceiling through early 2023, unless Congress takes legislative action to further extend or defer it. The impact of this or any further downgrades to the U.S. government's sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Absent further quantitative easing by the Federal Reserve, these developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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

The interest rates of some of our floating-rate loans to our portfolio companies may be priced using a spread over LIBOR, which is being phased out.

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

The Russian invasion of Ukraine may have a material adverse impact on us and our portfolio companies.

Commencing in 2021, Russian President Vladimir Putin ordered the Russian military to begin massing thousands of military personnel and equipment near its border with Ukraine and in Crimea, representing the largest mobilization since the illegal annexation of Crimea in 2014. President Putin has initiated troop movements into the eastern portion of Ukraine and continues to threaten an all-out invasion of Ukraine. On February 22, 2022, the United States and several European nations announced sanctions against Russia in response to Russia’s actions. On February 24, 2022, President Putin commenced a full-scale invasion of Russia’s pre-positioned forces into Ukraine, which could have a negative impact on the economy and business activity globally (including in the countries in which the Fund invests), and therefore could adversely affect the performance of the Fund’s investments. Furthermore, the conflict between the two nations and the varying involvement of the United States and other NATO countries could preclude prediction as to their ultimate adverse impact on global economic and market conditions, and, as a result, presents material uncertainty and risk with respect to the Fund and the performance of its investments or operations, even though the Fund does not hold any investments with material operations in Russia or the Ukraine, and the ability of the Fund to achieve its investment objectives.

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
The agreements governing certain of our debt instruments require us to comply with certain financial and operational covenants. These covenants require us to, among other things, maintain certain financial ratios, including asset coverage and minimum stockholders’ equity. As of March 31, 2022, we were in compliance with these covenants. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. In the event of deterioration in the capital markets and pricing levels subsequent to this period, net unrealized loss in our portfolio may increase in the future. Absent an amendment to our senior secured credit facility, continued unrealized loss in our investment portfolio could result in non-compliance with certain covenants.
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

As of March 31, 2022, we had approximately $1,080 million of outstanding borrowings under our senior secured credit facility, $350 million in aggregate amount outstanding of the 2025 Notes and $125.0 million aggregate principal amount of our 2026 Notes. In order for us to cover our annual interest payments on our outstanding indebtedness at March 31, 2022, we must achieve annual returns on our March 31, 2022 total assets of at least 1.94%. The weighted average stated interest rate charged on our principal amount of outstanding indebtedness as of March 31, 2022 was 3.25%. We intend to continue borrowing under our senior secured credit facility in the future and we may increase the size of it or issue additional debt securities or other evidences of indebtedness (although there can be no assurance that we will be successful in doing so). For more information on our indebtedness, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition, Liquidity and Capital Resources.” Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. The amount of leverage that we employ at any particular time will depend on our Investment Adviser’s and our board of directors’ assessments of market and other factors at the time of any proposed borrowing.
Our senior secured credit facility, the 2025 Notes and the 2026 Notes impose financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC. A failure to renew our senior secured credit facility or to add new or replacement debt facilities or to issue additional debt securities or other evidences of indebtedness could have a material adverse effect on our business, financial condition and results of operations.
The following table illustrates the effect on return to a holder of our common stock of the leverage created by our use of borrowing at the weighted average stated interest rate of 3.25% as of March 31, 2022, together with (a) our total value of net assets as of March 31, 2022; (b) approximately $1,555.5 million in aggregate principal amount of indebtedness outstanding as of March 31, 2022 and (c) hypothetical annual returns on our portfolio of minus 10% to plus 10%.

Assumed Return on Portfolio (Net of Expenses) (1)	(10)%	(5)%	—%	5%	10%
Corresponding Return to Common Stockholders (2)	(31)%	(18)%	(5)%	8%	21%
(1)The assumed portfolio return is required by SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table. Pursuant to SEC regulations, this table is calculated as of March 31, 2022. As a result, it has not been updated to take into account any changes in assets or leverage since March 31, 2022.
(2)In order to compute the “Corresponding Return to Common Stockholders,” the “Assumed Return on Portfolio” is multiplied by the total value of our assets at March 31, 2022 to obtain an assumed return to us. From this amount, the interest expense (calculated by multiplying the weighted average stated interest rate of 3.25% by the approximately $1,555.5 million of principal debt outstanding) is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets as of March 31, 2022 to determine the “Corresponding Return to Common Stockholders.”
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
We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming no changes to our balance sheet as of March 31, 2022, a hypothetical one percent increase in LIBOR on our floating rate assets and liabilities would Increase our earnings by seven cents per average share over the next twelve months. Assuming no changes to our balance sheet as of March 31, 2022, a hypothetical two percent increase in LIBOR on our floating rate assets and liabilities would increase our earnings by nineteen cents per average share over the next twelve months. Assuming no changes to our balance sheet as of March 31, 2022, a hypothetical three percent increase in LIBOR on our floating rate assets and liabilities would increase our earnings by thirty two cents per average share over the next twelve months. Assuming no changes to our balance sheet as of March 31, 2022, a hypothetical four percent increase in LIBOR on our floating rate assets and liabilities would increase our earnings by forty five cents per average share over the next twelve months. Assuming no changes to our balance sheet as of March 31, 2022, a hypothetical one percent decrease in LIBOR on our floating rate assets and liabilities would decrease our earnings by four cents per average share over the next twelve months. In addition, we believe that our interest rate matching strategy and our ability to hedge mitigates the effects any changes in interest rates may have on our investment income. Although management believes that this is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase or decrease in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.
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
As of December 31, 2021, all non-U.S. dollar LIBOR publications have been phased out. The phase out of a majority of the U.S. dollar publications is delayed until June 30, 2023. SOFR appears to be the preferred alternative replacement rate for U.S. dollar LIBOR, but there is no guarantee SOFR will become the dominant alternative. See “The interest rates of some of our floating-rate loans to our portfolio companies may be priced using a spread over LIBOR, which is being phased out.”
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

The senior secured credit facility remains secured by substantially all of the assets in the Company’s portfolio, including cash and cash equivalents. Commencing December 31, 2024, the Company is required to repay, in twelve consecutive monthly installments of equal size, the outstanding amount under the senior secured credit facility as of December 22, 2024. In addition, the stated interest rate on the facility remains as a formula-based calculation based on a minimum borrowing base, resulting in a stated interest rate, depending on the type of borrowing, of (a) either LIBOR plus 1.75% per annum or LIBOR plus 2.00% per annum, or (b) either Alternate Base Rate plus 0.75% per annum or Alternate Base Rate plus 1% per annum. Alternate Base Rate means, for any day, a rate per annum equal to the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate for such day plus 1/2 of 1% and (c) the rate per annum equal to 1% plus the rate appearing on Reuters Screen LIBOR01 Page at approximately 11:00 A.M., London time, on such day, for US Dollar deposits with a term of one month. As of March 31, 2022, the stated interest rate on the facility was LIBOR plus 2.00%. The Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the senior secured credit facility and participation fees and fronting fees between 2.00% and 2.25% per annum on the letters of credit issued.
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
Our unsecured notes mature in 2025 and in 2026, and any inability to replace or repay our unsecured notes could adversely impact our liquidity and ability to fund new investments or maintain distributions to our stockholders.
On March 3, 2015, we issued $350 million aggregate principal amount of 5.250% senior unsecured notes due March 3, 2025 (the “2025 Notes”).

On July 16, 2021, we issued $125 million aggregate principal amount of 4.500% senior unsecured notes due July 16, 2026 (the “2026 Notes”).

There can be no assurance that we will be able to replace the 2025 Notes or the 2026 Notes upon their maturity on terms that are favorable to us, if at all. Our ability to replace the 2025 Notes or the 2026 Notes will be constrained by then-current economic conditions affecting the credit markets. In the event that we are not able to replace or repay the 2025 Notes or the 2026 Notes at the time of their maturity, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders and our ability to qualify as a RIC.

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
•the ratings assigned by national statistical ratings agencies

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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of March 31, 2022, we did not own any real estate or other physical properties materially important to our operations. Our administrative and principal executive offices are located at 3 Bryant Park, New York, NY 10036 and 9 West 57th Street, New York, NY 10019, respectively. We believe that our office facilities are suitable and adequate for our business as it is currently conducted.

Item 3. Legal Proceedings
We are not currently subject to any material legal proceedings, nor, to our knowledge are any material legal proceedings threatened against us. From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. While we do not expect that the resolution of these matters if they arise would materially affect our business, financial condition or results of operations, resolution will be subject to various uncertainties and could result in the expenditure of significant financial and managerial resources.
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
The following table sets forth, for the quarterly reporting periods indicated, the net asset value (“NAV”) per share of our common stock and the high and low sales price for our common stock, as reported on the NASDAQ Global Select Market, and distributions per share information:

	NAV Per Share (1)	Sales Price		Premium (Discount) of High Sales Price to NAV (2)	Premium (Discount) of Low Sales Price to NAV (2)	Distributions Declared
		High	Low
Year Ended March 31, 2022
Fourth quarter	$15.79	$13.99	$12.29	(11.4)%	(22.2)%	$0.36
Third quarter	16.08	13.57	11.75	(15.6)%	(26.9)%	0.36
Second quarter	16.07	14.10	12.35	(12.3)%	(23.1)%	0.36
First quarter	16.02	15.27	13.41	(4.7)%	(16.3)%	0.36
Year Ended March 31, 2021
Fourth quarter	$15.88	$14.94	$10.40	(5.9)%	(34.5)%	$0.36
Third quarter	15.59	11.98	7.33	(23.2)%	(53.0)%	0.36
Second quarter	15.44	10.40	7.95	(32.6)%	(48.5)%	0.36
First quarter	15.29	11.94	5.25	(21.9)%	(65.7)%	0.45
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
While our common stock has from time to time traded in excess of our net asset value, there can be no assurance, however, that it will trade at such a premium (to NAV) in the future. The last reported closing market price of our common stock on May 18, 2022 was $12.20 per share. As of May 18, 2022, we had 43 stockholders of record.
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
The following table lists the quarterly distributions per share from our common stock for the past two fiscal years:

Distributions Declared
Year Ended March 31, 2022
Fourth quarter	$0.36
Third quarter	0.36
Second quarter	0.36
First quarter	0.36
Year Ended March 31, 2021
Fourth quarter	$0.36
Third quarter	0.36
Second quarter	0.36
First quarter	0.45
Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.

Issuer Purchases of Equity Securities
The Company adopted the following plans, approved by the Board of Directors, for the purpose of repurchasing its common stock in accordance with applicable rules specified in the 1934 Act (the “Repurchase Plans”):

Date of Adoption	Maximum Cost of Shares That May Be Repurchased		Cost of Shares Repurchased		Remaining Cost of Shares That May Be Repurchased
August 5, 2015	$50.0	million	$50.0	million	$—
December 14, 2015	50.0	million	50.0	million	—
September 14, 2016	50.0	million	50.0	million	—
October 30, 2018	50.0	million	50.0	million	—
February 6, 2019	50.0	million	44.2	million	5.8	million
February 3, 2022	$25.0	million	$—	million	25.0	million
Total as of March 31, 2022	$275.0	million	$244.2	million	$30.8	million
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

Under the Repurchase Plans described above, the Company allocated the following amounts to be repurchased in accordance with SEC Rule 10b5-1 (the “10b5-1 Repurchase Plans”):

Effective Date	Termination Date	Amount Allocated to 10b5-1 Repurchase Plans
September 15, 2015	November 5, 2015	$5.0	million
January 1, 2016	February 5, 2016	10.0	million
April 1, 2016	May 19, 2016	5.0	million
July 1, 2016	August 5, 2016	15.0	million
September 30, 2016	November 8, 2016	20.0	million
January 4, 2017	February 6, 2017	10.0	million
March 31, 2017	May 19, 2017	10.0	million
June 30, 2017	August 7, 2017	10.0	million
October 2, 2017	November 6, 2017	10.0	million
January 3, 2018	February 8, 2018	10.0	million
June 18, 2018	August 9, 2018	10.0	million
September 17, 2018	October 31, 2018	10.0	million
December 12, 2018	February 7, 2019	10.0	million
February 25, 2019	May 17, 2019	25.0	million
March 18, 2019	May 17, 2019	10.0	million
June 4, 2019	August 7, 2019	25.0	million
June 17, 2019	August 7, 2019	20.0	million
September 16, 2019	November 6, 2019	20.0	million
December 6, 2019	February 5, 2020	25.0	million
December 16, 2019	February 5, 2020	15.0	million
March 12, 2020	March 19, 2020	20.0	million
March 30, 2021	May 21, 2021	10.0	million
June 16, 2021	November 5, 2021	10.0	million
December 16, 2021	May 20, 2022	5.0	million

The following table presents information with respect to the Company’s purchases of its common stock since adoption of the Repurchase Plans through March 31, 2022:

Month	Total Number of Shares Purchased	Average Price Paid Per Share*	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans
August 2015	510,000	$19.71	510,000	$40.0	million
September 2015	603,466	18.46	603,466	28.8	million
November 2015	1,116,666	18.10	1,116,666	8.6	million
December 2015	627,443	17.58	627,443	47.6	million
January 2016	670,708	14.91	670,708	37.6	million
June 2016	362,933	16.73	362,933	31.5	million
July 2016	16,491	16.53	16,491	31.2	million
August 2016	596,294	17.67	596,294	20.7	million
September 2016	411,523	18.13	411,523	63.2	million
October 2016	527,417	17.82	527,417	53.8	million
November 2016	239,289	17.45	239,289	49.6	million
August 2017	33,333	17.96	33,333	49.0	million
September 2017	186,767	17.98	186,767	45.7	million
October 2017	144,867	17.96	144,867	43.1	million
November 2017	64,500	17.79	64,500	41.9	million
December 2017	50,100	17.89	50,100	41.0	million
January 2018	577,386	17.32	577,386	31.0	million
February 2018	70,567	16.23	70,567	29.9	million
May 2018	263,667	17.12	263,667	25.4	million
June 2018	198,601	16.94	198,601	22.0	million
July 2018	8,867	16.75	8,867	21.9	million
August 2018	502,767	17.11	502,767	13.3	million
September 2018	444,467	16.54	444,467	5.9	million
October 2018	160,800	16.46	160,800	53.3	million
November 2018	595,672	15.81	595,672	43.9	million
December 2018	741,389	13.49	741,359	33.9	million
February 2019	19,392	15.16	19,392	83.6	million
March 2019	291,426	15.40	291,426	79.1	million
April 2019	44,534	15.23	44,534	78.4	million
May 2019	298,026	15.93	298,026	73.6	million
June 2019	607,073	15.97	607,073	63.9	million
July 2019	89,610	16.10	89,610	62.5	million
August 2019	758,020	16.15	758,020	50.3	million
September 2019	32,371	16.26	32,371	49.7	million
October 2019	495,464	15.65	495,464	42.0	million
November 2019	6,147	15.91	6,147	41.9	million
March 2020	1,286,565	11.62	1,286,565	26.9	million
May 2021	145,572	13.92	145,572	24.9	million
July 2021	44,418	13.46	44,418	24.3	million
August 2021	45,675	13.32	45,675	23.7	million
September 2021	360,860	13.02	360,860	19.0	million
October 2021	308,005	13.30	308,005	14.9	million
November 2021	419,372	13.05	419,372	9.4	million
December 2021	227,429	12.44	227,429	6.6	million
January 2022	60,605	12.70	60,605	30.8	million
Total	15,266,544	$15.99	15,266,514
____________________
* The average price per share is inclusive of commissions.

Stock Performance Graph
This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index, the Russell 2000 Financial Services Index, and the S&P Small Cap 600 Financials Index, for the period March 31, 2017 through March 31, 2022. The graph assumes that, on March 31, 2017, a person invested $100 in each of the following: our common stock, the S&P 500 Index, the Russell 2000 Financial Services Index, and the S&P Small Cap 600 Financials Index. The graph measures total stockholder return, which takes into account both changes in stock price and distributions. It assumes that distributions paid are invested in like securities.

$225
$200
$175
$150
$125
$100
$75
$50
$25
3/31/2017
3/31/2018
3/31/2019
3/31/2020
3/31/2021
3/31/2022
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

Stockholder transaction expenses:
Sales load (as a percentage of offering price)	—%(1)
Offering expenses (as a percentage of offering price)	—%(2)
Dividend reinvestment plan expenses	—%(3)
Total common stockholder transaction expenses (as a percentage of offering price)	None
Annual expenses (as percentage of net assets attributable to common stock) (4):
Management fees	3.60%(5)
Incentive fees payable under investment advisory management agreement	2.11%(6)
Interest and other debt expenses on borrowed funds	5.47%(7)
Other expenses	1.46%(8)
Total annual expenses	12.64%(9)
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

	1 year	3 years	5 years	10 years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return	$102	$290	$458	$803
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
For example, if we assumed that we received our 5% annual return completely in the form of net realized capital gains on our investments, which results in a capital gains incentive fee earned, the projected dollar amount of total cumulative expenses set forth in the above illustration and the capital gains incentive fee would be as follows:

	1 year	3 years	5 years	10 years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return (all of which is subject to a capital gains incentive fee)	$122	$338	$522	$872
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
(4)“Net assets attributable to common stock” equals average net assets for the twelve month period ended March 31, 2022.
(5)Assumes management fees earned by our Investment Adviser, AIM, remain consistent with our current fee structure adjusted for new debt and equity issuances, if applicable. Calculated based on the twelve month average of gross assets for the year ended March 31, 2022.
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
On January 16, 2019, we entered into a fee offset agreement with AIM in connection with revenue realized by AIM and its affiliates for the management of certain aircraft assets. We will receive an offsetting credit against total incentive fees otherwise due to AIM under the investment advisory management agreement. The amount offset will initially be 20% of the management fee revenue earned and incentive fee revenue realized by AIM and its affiliates in connection with managing aircraft assets on related insurance balance sheets (“New Balance Sheet Investments”), new aircraft managed account capital (“New Managed Accounts”) and new dedicated aircraft funds (“New Aircraft Funds”). Once the aggregate capital raised by New Aircraft Funds or New Managed Accounts and capital invested by the New Balance Sheet Investments exceeds $3 billion cumulatively, the fee offset will step down to 10% of the amount of incremental management fee revenue earned and incentive fee revenue realized by AIM and its affiliates. The fee offset will be in place for seven years, however the incentive fees realized by AIM and its affiliates after this seven-year period from applicable investments that were raised or made within the seven-year period will also be used to offset incentive fees payable to AIM by us. The offset will be limited to the amount of incentive fee payable by us to AIM and any unapplied fee offset which exceeds the incentive fees payable in a given quarter will carry forward to be credited against the incentive fees payable by us in subsequent quarters. For the year ended March 31, 2022, management fee offset was $0.2 million.

(6)Assumes that annual incentive fees earned by our Investment Adviser, AIM, remain consistent with our current fee structure adjusted for new debt and equity issuances, if applicable. Calculated based on the average of pre-incentive fee net investment income for the twelve month period ended March 31, 2022, excluding any potential impact from the “Incentive Fee Cap” which could result in a reduction in the incentive fee.
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
(7)Our interest and other debt expenses are based on borrowing levels and interest rates consistent with the levels during the year ended March 31, 2022. As of March 31, 2022, we had $1,555.5. million in borrowings outstanding, consisting of $1,080.5 million outstanding under our senior secured credit facility, $350.0 million aggregate principal amount of our 2025 Notes and $125.0 million aggregate principal amount of our 2026 Notes. As of March 31, 2022, the Company had $26.9 million in standby letters of credit issued through the senior secured credit facility. The amount available for borrowing under the senior secured credit facility is reduced by any standby letters of credit issued.
(8)Includes our estimated overhead expenses, including payments under the administration agreement based on our allocable portion of overhead and other expenses incurred by AIA in performing its obligations under the administration agreement. See “Business—Administrative Agreement” in this Form 10-K.
(9)“Total annual expenses” as a percentage of net assets attributable to common stock are higher than the total annual expenses percentage would be for a company that is not leveraged. We borrow money to leverage our net assets and increase our total assets. The SEC requires that the “Total annual expenses” percentage be calculated as a percentage of net assets (defined as total assets less indebtedness), rather than the total assets, including assets that have been funded with borrowed monies. If the “Total annual expenses” percentage were calculated instead as a percentage of total assets, our “Total annual expenses” would be 4.88% of total assets.

Senior Securities
Information about our senior securities (including debt securities and other indebtedness) is shown in the following table as of each year ended March 31 over the past ten fiscal years. The report of our independent registered public accounting firm covering the total amount of senior securities outstanding as of March 31, 2022, 2021, 2020, 2019, 2018, 2017, 2016, 2015, 2014, and 2013 is included elsewhere in this annual report on Form 10-K.

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Estimated Market Value Per Unit (4)
Senior Secured Facility
Fiscal 2022	$1,080,468	$1,635	$—	N/A(5)
Fiscal 2021	1,119,186	1,705	—	N/A(5)
Fiscal 2020	1,449,402	1,567	—	N/A(5)
Fiscal 2019	638,888	2,153	—	N/A(5)
Fiscal 2018	285,216	2,770	—	N/A(5)
Fiscal 2017	200,923	2,709	—	N/A(5)
Fiscal 2016	637,904	2,235	—	N/A(5)
Fiscal 2015	384,648	2,288	—	N/A(5)
Fiscal 2014	602,261	2,496	—	N/A(5)
Fiscal 2013	536,067	2,451	—	N/A(5)
Senior Secured Notes
Fiscal 2022	$—	$—	$—	—
Fiscal 2021	—	—	—	—
Fiscal 2020	—	—	—	—
Fiscal 2019	—	—	—	—(6)
Fiscal 2018	16,000	2,770	—	N/A(6)
Fiscal 2017	16,000	2,709	—	N/A(6)
Fiscal 2016	45,000	2,235	—	N/A(6)
Fiscal 2015	270,000	2,288	—	N/A
Fiscal 2014	270,000	2,496	—	N/A
Fiscal 2013	270,000	2,451	—	N/A
2042 Notes
Fiscal 2022	$—	$—	$—	—
Fiscal 2021	—	—	—	—
Fiscal 2020	—	—	—	—
Fiscal 2019	—	—	—	—
Fiscal 2018	—	—	—	—(7)
Fiscal 2017	150,000	2,709	—	101.44
Fiscal 2016	150,000	2,235	—	100.04
Fiscal 2015	150,000	2,288	—	99.59
Fiscal 2014	150,000	2,496	—	92.11
Fiscal 2013	150,000	2,451	—	97.43

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Estimated Market Value Per Unit (4)
2043 Notes
Fiscal 2022	$—	$—	$—	—
Fiscal 2021	—	—	—	—
Fiscal 2020	—	—	—	—(9)
Fiscal 2019	150,000	2,153	—	103.80
Fiscal 2018	150,000	2,770	—	101.36
Fiscal 2017	150,000	2,709	—	104.12
Fiscal 2016	150,000	2,235	—	101.16
Fiscal 2015	150,000	2,288	—	99.74
Fiscal 2014	150,000	2,496	—	89.88
Fiscal 2013	—	—	—	N/A
2025 Notes
Fiscal 2022	$350,000	$1,635	$—	N/A
Fiscal 2021	350,000	1,705	—	N/A
Fiscal 2020	350,000	1,567	—	N/A
Fiscal 2019	350,000	2,153	—	N/A
Fiscal 2018	350,000	2,770	—	N/A
Fiscal 2017	350,000	2,709	—	N/A
Fiscal 2016	350,000	2,235	—	N/A
Fiscal 2015	350,000	2,288	—	N/A
Fiscal 2014	—	—	—	N/A
Fiscal 2013	—	—	—	N/A
2026 Notes
Fiscal 2022	$125,000	$1,635	$—	N/A
Fiscal 2021	—	—	—	—
Fiscal 2020	—	—	—	—
Fiscal 2019	—	—	—	—
Fiscal 2018	—	—	—	—
Fiscal 2017	—	—	—	—
Fiscal 2016	—	—	—	—
Fiscal 2015	—	—	—	—
Fiscal 2014	—	—	—	—
Fiscal 2013	—	—	—	—

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Estimated Market Value Per Unit (4)
Convertible Notes
Fiscal 2022	$—	$—	$—	—
Fiscal 2021	—	—	—	—
Fiscal 2020	—	—	—	—
Fiscal 2019	—	—	—	—
Fiscal 2018	—	—	—	—
Fiscal 2017	—	—	—	—
Fiscal 2016	—	—	—	—(8)
Fiscal 2015	200,000	2,235	—	104.43
Fiscal 2014	200,000	2,288	—	106.6
Fiscal 2013	200,000	2,451	—	102.84
Total Debt Securities
Fiscal 2022	$1,555,468	$1,635	$—	N/A
Fiscal 2021	1,469,186	1,705	—	N/A
Fiscal 2020	1,799,402	1,567	—	N/A
Fiscal 2019	1,138,888	2,153	—	N/A
Fiscal 2018	801,216	2,770	—	N/A
Fiscal 2017	866,923	2,709	—	N/A
Fiscal 2016	1,332,904	2,235	—	N/A
Fiscal 2015	1,504,648	2,288	—	N/A
Fiscal 2014	1,372,261	2,496	—	N/A
Fiscal 2013	1,156,067	2,451	—	N/A
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
(5)Included in this amount is foreign currency debt obligations as outlined in Note 6 to the financial statements, which are incorporated this Form 10-K.

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
(9)On August 12, 2019, the Company redeemed the entire $150 million aggregate principal amount outstanding of the 2043 Notes in accordance with the terms of the indenture governing the 2043 Notes, before its stated maturity.

Item 6. Selected Financial Data
The selected financial data previously required by Item 301 of Regulation S-K has been omitted in reliance on SEC Release No. 33-10890, Management's Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information.

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
Overview
Apollo Investment Corporation (the “Company,” “Apollo Investment,” “AIC,” “we,” “us,” or “our”) was incorporated under the Maryland General Corporation Law in February 2004. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Pursuant to this election and assuming we qualify as a RIC, we generally do not have to pay corporate-level federal income taxes on any income we distribute to our stockholders. We commenced operations on April 8, 2004 upon completion of our initial public offering that raised $870 million in net proceeds from selling 62 million shares of common stock at a price of $15.00 per share (20.7 million shares at a price of $45.00 per share adjusted for the one-for-three reverse stock split). Since then, and through March 31, 2022, we have raised approximately $2.21 billion in net proceeds from additional offerings of common stock and we have repurchased common stock for $244.2 million.

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
Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment, the competitive environment for the types of investments we make and, more recently, market disruptions due to COVID-19. As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of March 31, 2022, non-qualifying assets represented approximately 11.0% of the total assets of the Company.
Revenue
We generate revenue primarily in the form of interest and dividend income from the securities we hold and capital gains, if any, on investment securities that we may acquire in portfolio companies. Our debt investments, whether in the form of mezzanine or senior secured loans, generally have a stated term of five to ten years and bear interest at a fixed rate or a floating rate usually determined on the basis of a benchmark, such as LIBOR or SOFR, the federal funds rate, or the prime rate. Interest on debt securities is generally payable quarterly or semiannually and while U.S. subordinated debt and corporate notes typically accrue interest at fixed rates, some of our investments may include zero coupon and/or step-up bonds that accrue income on a constant yield to call or maturity basis. In addition, some of our investments provide for payment-in-kind (“PIK”) interest or dividends. Such amounts of accrued PIK interest or dividends are added to the cost of the investment on the respective capitalization dates and generally become due at maturity of the investment or upon the investment being called by the issuer. We may also generate revenue in the form of commitment, origination, structuring fees, fees for providing managerial assistance and, if applicable, consulting fees, etc.
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
Portfolio and Investment Activity
Our portfolio and investment activity during the years ended March 31, 2022 and March 31, 2021 was as follows:

	Year Ended March 31,
(in millions)*	2022	2021
Investments made in portfolio companies	$1,140.8	$617.1
Investments sold	(27.8)	(101.1)
Net activity before repaid investments	1,113.0	516.0
Investments repaid	(1,047.1)	(896.9)
Net investment activity	$65.9	$(380.8)

Portfolio companies at beginning of period	135	152
Number of new portfolio companies	33	14
Number of exited portfolio companies	(29)	(31)
Portfolio companies at end of period	139	135

Number of investments made in existing portfolio companies	84	75
____________________
*Totals may not foot due to rounding.

Our portfolio composition and weighted average yields as of March 31, 2022 and March 31, 2021 were as follows:

	March 31, 2022		March 31, 2021
Portfolio composition, at fair value:
First lien secured debt	90%		78%
Second lien secured debt	4%		10%
Total secured debt	94%		88%
Unsecured debt	0%		1%
Structured products and other	0%		0%
Preferred equity	1%		1%
Common equity/interests and warrants	5%		10%
Weighted average yields, at amortized cost (1):
First lien secured debt (2)	8.0%		7.8%
Second lien secured debt (2)	9.6%		9.9%
Secured debt portfolio (2)	8.1%		8.0%
Unsecured debt portfolio (2)	—%		5.3%
Total debt portfolio (2)	8.1%		8.0%
Total portfolio (3)	7.1%		6.5%
Interest rate type, at fair value (4):
Fixed rate amount	$0.0	billion	—
Floating rate amount	$2.0	billion	$1.9	billion
Fixed rate, as percentage of total	1%		—
Floating rate, as percentage of total	99%		100%
Interest rate type, at amortized cost (4):
Fixed rate amount	$0.0	billion	—
Floating rate amount	$2.0	billion	$1.9	billion
Fixed rate, as percentage of total	1%		—
Floating rate, as percentage of total	99%		100%
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
Since the initial public offering of Apollo Investment in April 2004 and through March 31, 2022, invested capital totaled $23.0 billion in 585 portfolio companies. Over the same period, Apollo Investment completed transactions with more than 100 different financial sponsors.

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
As of March 31, 2022, $2.52 billion or 99.95% of the Company’s investments were classified as Level 3. The high proportion of Level 3 investments relative to our total investments is directly related to our investment philosophy and target portfolio, which consists primarily of long-term secured debt, as well as unsecured and mezzanine positions of private middle-market companies. A fundamental difference exists between our investments and those of comparable publicly traded fixed income investments, namely high-yield bonds, and this difference affects the valuation of our private investments relative to comparable publicly traded instruments.
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

Investments determined by these valuation procedures which have a fair value of less than $1 million during the prior fiscal quarter may be valued based on inputs identified by the Investment Adviser without the necessity of obtaining valuation from an independent valuation firm, if once annually an independent valuation firm using the procedures described herein provides a valuation. Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered in the valuation process of independent valuation firms. During the year ended March 31, 2022, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.
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
Results of Operations
For information regarding results of operations for the year ended March 31, 2020, see the Company's Form 10-K for the fiscal year ended March 31, 2021.

Operating results for the years ended March 31, 2022 and 2021 were as follows:

	Year Ended March 31,
(in millions)*	2022	2021
Investment Income
Interest income (excluding Payment-in-kind (“PIK”) interest income)	$200.1	$204.0
Dividend income	3.9	3.8
PIK interest income	4.1	6.5
Other income	5.1	2.5
Total investment income	$213.2	$216.7
Expenses
Management and performance-based incentive fees, net of amounts waived	$47.6	$36.4
Interest and other debt expenses, net of reimbursements	55.0	55.4
Administrative services expense, net of reimbursements	5.5	4.5
Other general and administrative expenses	9.1	10.5
Net Expenses	$117.2	$106.7
Net Investment Income	$96.0	$110.0
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses)	$(67.4)	$(21.5)
Net change in unrealized gains (losses)	53.8	23.3
Net Realized and Change in Unrealized Gains (Losses)	$(13.6)	$1.8
Net Increase (Decrease) in Net Assets Resulting from Operations	$82.4	$111.9

Net Investment Income on Per Average Share Basis (1)	$1.49	$1.69
Earnings per share — basic (1)	$1.28	$1.71
____________________
*Totals may not foot due to rounding.
(1)Based on the weighted average number of shares outstanding for the period presented.

Total Investment Income
For the year ended March 31, 2022 as compared to the year ended March 31, 2021
The decrease in total investment income of $3.6 million for the year ended March 31, 2022 compared to the year ended March 31, 2021 was primarily driven by the decrease in total interest income (including PIK) of $6.3 million. The decrease in total interest income (including PIK) was due to a decrease in the average yield for the total debt portfolio, from 8.4% for the year ended March 31, 2021 to 8.0% for the year ended March 31, 2022. This was partially offset by a higher income-bearing investment portfolio and an increase in prepayment fees and income recognized from the acceleration of discount, premium, or deferred fees on repaid investments, from $7.9 million for the year ended March 31, 2021 to $12.5 million for the year ended March 31, 2022. The increase in dividend income of $0.2 million was due to a increase in dividends received from MSEA Tankers LLC, which totaled $1.7 million for the year ended March 31, 2021 compared to $2.1 million for year ended March 31, 2022. Furthermore, there was a increase in other income of $2.6 million primarily due to higher amendment and bridge fees.
Net Expenses
For the year ended March 31, 2022 as compared to the year ended March 31, 2021
The increase in net expenses of $10.5 million for the year ended March 31, 2022 compared to the year ended March 31, 2021 was primarily due to the increase in management and performance-based incentive fees (net of amounts waived) of $11.4 million an increase in performance based incentive fees. The increase in management and performance-based incentive fees (net of amounts waived) of $11.4 million was due to an increase in performance based incentive fees. This was partially offset by a decrease in interest and other debt expenses of $0.4 million. The decrease of interest and other debt expenses was due to a reduction of the average debt outstanding, from $1,632 million for the year ended March 31, 2021 to $1,545 for the year ended March 31, 2022. Furthermore, there was an decrease of $1.4 million in other general and administrative expenses, which was primarily due to an decrease in legal fees.

Net Realized Gains (Losses)
During the year ended March 31, 2022, we recognized gross realized gains of $6.0 million and gross realized losses of $73.4 million, resulting in net realized losses of $67.4 million. Significant realized gains (losses) for the year ended March 31, 2022 are summarized below:

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

Net Change in Unrealized Gains (Losses)
During the year ended March 31, 2022, we recognized gross unrealized gains of $122.0 million and gross unrealized losses of $68.2 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized gains of $53.8 million. Additional significant changes in unrealized gains (losses) for the year ended March 31, 2022 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
Spotted Hawk	$39.1
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.)	27.6
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I LLC)	15.8
ChyronHego Corporation	9.8
Paper Source	2.9
Sequential Brands Group, Inc.	2.6
MYCOM	2.6
Pelican	2.2
US Legal Support	1.7
Securus Technologies Holdings, Inc.	1.4
Merx Aviation Finance, LLC	(17.1)
Dynamic Product Tankers (Prime), LLC	(17.0)
MSEA Tankers LLC	(15.4)
Ambrosia Buyer Corp.	(5.2)
K&N Parent, Inc.	(2.3)
NFA Group	(2.3)
CARE Fertility	(1.5)
Golden Bear	(1.4)
Niacet Corporation	(1.1)
AVAD, LLC	(1.1)

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

Liquidity and Capital Resources
The Company’s liquidity and capital resources are generated and generally available through periodic follow-on equity and debt offerings, our Senior Secured Facility (as defined in Note 6 to the financial statements), our senior secured notes, our senior unsecured notes, investments in special purpose entities in which we hold and finance particular investments on a non-recourse basis, as well as from cash flows from operations, investment sales of liquid assets and repayments of senior and subordinated loans and income earned from investments. For liquidity and capital resources information for the year ended March 31, 2020, see the Company's Form 10-K for the fiscal year ended March 31, 2021.
We believe that our current cash and cash equivalents on hand, our short-term investments, proceeds from the sale of our 2025 Notes and 2026 Notes, our available borrowing capacity under our Senior Secured Facility and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months. This "Liquidity and Capital Resources" section should be read in conjunction with "COVID-19 Developments" above.
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
Debt
See Note 6 to the financial statements for information on the Company’s debt.
The following table shows the contractual maturities of our debt obligations as of March 31, 2022:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Senior Secured Facility (1)	$1,080.5	$—	$—	$1,080.5	$—
2025 Notes	350.0	—	350.0	—	—
2026 Notes	125.0	—	—	125.0	—
Total Debt Obligations	$1,555.5	$—	$350.0	$1,205.5	$—
____________________
(1)As of March 31, 2022, aggregate lender commitments under the Senior Secured Facility totaled $1.81 billion and have $702.7 million of unused capacity. As of March 31, 2022, there were $26.9 million of letters of credit issued under the Senior Secured Facility as shown as part of total commitments in Note 8 to the financial statements.
Stockholders’ Equity
See Note 7 to the financial statements for information on the Company’s public offerings and share repurchase plans.
Distributions
Distributions paid to stockholders during the years ended March 31, 2022 and 2021 totaled $93.3 million ($1.44 per share) and $105.7 million ($1.62 per share), respectively. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. Although the tax character of distributions paid to stockholders through March 31, 2022 may include return of capital, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ended March 31, 2022. Tax characteristics of all distributions will be reported to stockholders on Form 1099 after the end of the calendar year. Our quarterly distributions, if any, will be determined by our Board of Directors.

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
PIK Income
For the years ended March 31, 2022 and 2021, PIK income totaled $4.1 million and $6.5 million on total investment income of $213.2 million and $216.7 million, respectively. In order to maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders annually in the form of distributions, even though the Company has not yet collected the cash. See Note 5 to the financial statements for more information on the Company’s PIK income.
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
Investment valuation risk
Because there is not a readily available market value for most of the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by our board of directors based on, among other things, the input of our management and audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” and “—Fair Value Measurements” as well as Notes 2 and 5 to our financial statements for the year ended March 31, 2022, for more information relating to our investment valuation.
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

As of March 31, 2022, all of our debt portfolio investments bore interest at variable rates, which generally are LIBOR-based (or based on an equivalent applicable currency rate such as SOFR) and typically have durations of one to six months after which they reset to current market interest rates, and many of which are subject to certain floors. Further, our Senior Secured Facility bears interest at LIBOR rates with no interest rate floors, while our 2025 Notes and 2026 Notes bears interest at a fixed rate. As of December 31, 2021, all non-U.S. dollar LIBOR publications have been phased out. The phase out of a majority of the U.S. dollar publications is delayed until June 30, 2023. Potential changes, or uncertainty related to such potential changes, may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities, or the cost of our borrowings. SOFR appears to be the preferred alternative replacement rate for U.S. dollar LIBOR, but there is no guarantee SOFR will become the dominant alternative. Please see Part II - Other information, Item 1A. Risk Factors, “The interest rates of some of our floating-rate loans to our portfolio companies may be priced using a spread over LIBOR, which may be phased out in the future”.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of March 31, 2022, assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income		Net Investment Income Per Share
Up 200 basis points	$12.0	million	$0.189
Up 100 basis points	4.4	million	0.069
Up 50 basis points	1.1	million	0.018
Down 25 basis points	1.2	million	0.019
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

Item 8. Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2022. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2022 based upon criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of March 31, 2022 based on the criteria on Internal Control — Integrated Framework issued by COSO.
The effectiveness of the Company’s internal control over financial reporting as of March 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Apollo Investment Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying statements of assets and liabilities, including the schedules of investments, of Apollo Investment Corporation (the “Company”) as of March 31, 2022 and 2021, and the related statements of operations, changes in net assets and cash flows for each of the three years in the period ended March 31, 2022, including the related notes (collectively referred to as the “financial statements”). We also have audited the Company's internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended March 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
We have also previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets and liabilities, including the schedules of investments, as of March 31, 2020, 2019, 2018, 2017, 2016, 2015, 2014 and 2013, and the related statements of operations, changes in net assets and cash flows for the years ended March 31, 2020, 2019, 2018, 2017, 2016, 2015, 2014 and 2013 (none of which are presented herein), and we expressed unqualified opinions on those financial statements. In our opinion, the information set forth in the senior securities table of the Company for each of the ten years in the period ended March 31, 2022, appearing on pages 61-64, is fairly stated, in all material respects, in relation to the financial statements from which it has been derived.
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
Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of securities owned as of March 31, 2022 and 2021 by correspondence with the custodian, administrative agents and portfolio companies. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
Valuation of Level 3 Investments
As described in Notes 2 and 5 to the financial statements, level 3 investments represent 99.95% of the $2,522 million of investments held as of March 31, 2022. Management values its level 3 investments through a multi-step valuation process. As a part of that multi-step valuation process, the Board of Directors and the Audit Committee of the Board of Directors review the valuation models and assumptions prepared by the investment professionals of the Company’s investment advisor and valuations prepared by independent third-party valuation firms. The Company’s level 3 investments are valued using market quotations when readily available, if and when market quotations are unavailable or deemed not representative of fair value, the level 3 investments are valued using a market approach, an income approach, or both approaches, as determined to be appropriate by management. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) discounted to a single present value amount. The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that management may take into account in fair value pricing investments include observable market inputs together with significant unobservable inputs, including relevant comparable company multiples, discount rates, residual values, expected volatility, recoverable amounts, recent transactions and sales proceeds. The principal considerations for our determination that performing procedures relating to the valuation of level 3 investments is a critical audit matter are the significant judgment by management to determine the fair value of these level 3 investments, which included significant unobservable inputs related to comparable company multiples, discount rates and residual values. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing audit procedures and evaluating the audit evidence obtained related to the comparable company multiples, discount rates and residual values. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained. Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to the valuation of level 3 investments, including controls over the Company’s methods, data and significant unobservable inputs. These procedures also included, among others, testing the completeness, accuracy, reliability, and relevance of key data and calculations used in the models and the involvement of professionals with specialized skill and knowledge to assist in either (i) testing management’s process, which entails evaluating the appropriateness of the methodology applied by management and the reasonableness of significant unobservable inputs used in the methodology, specifically comparable company multiples, discount rates, and residual values for certain investments, as applicable; or (ii) developing an independent fair value range for the investments, and comparison of the fair value range to the fair value estimates prepared by management for certain investments.

/s/ PricewaterhouseCoopers LLP

New York, New York
May 19, 2022

We have served as the Company’s auditor since 2004.

APOLLO INVESTMENT CORPORATION
STATEMENTS OF ASSETS AND LIABILITIES
(In thousands, except share and per share data)

	March 31, 2022	March 31, 2021

Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost — $2,001,907 and $1,871,073, respectively)	$1,977,647	$1,844,627
Non-controlled/affiliated investments (cost — $130,866 and $133,428, respectively)	63,709	50,874
Controlled investments (cost — $613,056 and $711,898, respectively)	481,817	553,650
Cash and cash equivalents	30,033	50,180
Foreign currencies (cost — $601 and $4,462, respectively)	565	4,444
Receivable for investments sold	7,989	1,351
Interest receivable	15,554	13,135
Dividends receivable	5,083	3,793
Deferred financing costs	17,005	21,528
Prepaid expenses and other assets	719	907
Total Assets	$2,600,121	$2,544,489

Liabilities
Debt	$1,550,608	$1,465,371
Payable for investments purchased	—	—
Distributions payable	22,913	23,493
Management and performance-based incentive fees payable	9,912	8,666
Interest payable	3,335	2,096
Accrued administrative services expense	897	794
Other liabilities and accrued expenses	7,624	7,739
Total Liabilities	$1,595,289	$1,508,159
Commitments and contingencies (Note 8)
Net Assets	$1,004,832	$1,036,330

Net Assets
Common stock, $0.001 par value (130,000,000 shares authorized; 63,647,240 and 65,259,176 shares issued and outstanding, respectively)	$62	$65
Capital in excess of par value	2,078,760	2,099,876
Accumulated under-distributed (over-distributed) earnings	(1,073,990)	(1,063,611)
Net Assets	$1,004,832	$1,036,330

Net Asset Value Per Share	$15.79	$15.88
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended March 31,
	2022	2021	2020
Investment Income
Non-controlled/non-affiliated investments:
Interest income (excluding Payment-in-kind (“PIK”) interest income)	$164,878	$178,277	$201,908
Dividend income	560	753	331
PIK interest income	2,652	5,447	7,208
Other income	5,060	2,472	7,609
Non-controlled/affiliated investments:
Interest income (excluding PIK interest income)	190	118	484
Dividend income	1,290	1,308	1,286
PIK interest income	71	15	515
Other income	—	—	—
Controlled investments:
Interest income (excluding PIK interest income)	35,043	25,624	47,212
Dividend income	2,059	1,691	7,150
PIK interest income	1,352	1,044	3,213
Other income	—	—	—
Total Investment Income	$213,155	$216,749	$276,916
Expenses
Management fees	$36,142	$36,434	$40,360
Performance-based incentive fees	11,681	—	1,983
Interest and other debt expenses	55,020	55,416	73,398
Administrative services expense	5,835	4,765	6,335
Other general and administrative expenses	9,106	10,495	9,999
Total expenses	117,784	107,110	132,075
Management and performance-based incentive fees waived	—	—	—
Performance-based incentive fee offset	(247)	(25)	—
Expense reimbursements	(343)	(362)	(433)
Net Expenses	$117,194	$106,723	$131,642
Net Investment Income	$95,961	$110,026	$145,274
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses):
Non-controlled/non-affiliated investments	$2,977	$(13,113)	$(6,028)
Non-controlled/affiliated investments	541	(4,285)	(731)
Controlled investments	(65,299)	—	—
Option contracts	—	—	—
Foreign currency transactions	(5,586)	(4,108)	4,816
Extinguishment of debt	—	—	(4,375)
Net realized gains (losses)	(67,367)	(21,506)	(6,318)
Net change in unrealized gains (losses):
Non-controlled/non-affiliated investments	2,184	69,431	(80,303)
Non-controlled/affiliated investments	15,398	3,894	(57,714)
Controlled investments	27,010	(36,393)	(116,183)
Option contracts	—	—	—
Foreign currency translations	9,178	(13,591)	(820)
Net change in unrealized gains (losses)	53,770	23,341	(255,020)
Net Realized and Change in Unrealized Gains (Losses)	$(13,597)	$1,835	$(261,338)
Net Increase (Decrease) in Net Assets Resulting from Operations	$82,364	$111,861	$(116,064)
Earnings (Loss) Per Share — Basic	$1.28	$1.71	$(1.73)
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
STATEMENTS OF CHANGES IN NET ASSETS
(In thousands, except share data)

	Year Ended March 31,
	2022	2021	2020
Operations
Net investment income	$95,961	$110,026	$145,274
Net realized gains (losses)	(67,367)	(21,506)	(6,318)
Net change in unrealized gains (losses)	53,770	23,341	(255,020)
Net Increase (Decrease) in Net Assets Resulting from Operations	$82,364	$111,861	$(116,064)

Distributions to Stockholders
Distribution of net investment income	$(92,762)	$(99,846)	$(120,107)
Distribution of return of capital	—	—	—
Net Increase (Decrease) in Net Assets Resulting from Distributions to Stockholders	$(92,762)	$(99,846)	$(120,107)

Capital Share Transactions
Repurchase of common stock	$(21,100)	$—	$(52,141)
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	$(21,100)	$—	$(52,141)

Net Assets
Net increase (decrease) in net assets during the period	$(31,498)	$12,015	$(288,312)
Net assets at beginning of period	1,036,330	1,024,315	1,312,627
Net Assets at End of Period	$1,004,832	$1,036,330	$1,024,315

Capital Share Activity
Shares repurchased during the period	(1,611,936)	—	(3,617,810)
Shares issued and outstanding at beginning of period	65,259,176	65,259,176	68,876,986
Shares Issued and Outstanding at End of Period	63,647,240	65,259,176	65,259,176
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended March 31,
	2022	2021	2020
Operating Activities
Net increase (decrease) in net assets resulting from operations	$82,364	$111,861	$(116,064)
Net realized (gains) losses	67,367	21,506	6,318
Net change in unrealized (gains) losses	(53,770)	(23,341)	255,020
Net amortization of premiums and accretion of discounts on investments	(9,611)	(11,174)	(9,458)
Accretion of discount on notes	684	593	595
Amortization of deferred financing costs	5,161	5,074	5,015
Increase in gains/(losses) from foreign currency transactions	(5,580)	(4,071)	4,816
PIK interest and dividends capitalized	(4,318)	(6,774)	(20,083)
Changes in operating assets and liabilities:
Purchases of investments	(1,140,863)	(617,096)	(1,866,949)
Proceeds from sales and repayments of investments	1,056,937	990,451	1,256,910
Decrease (increase) in interest receivable	(2,419)	6,040	5,110
Decrease (increase) in dividends receivable	(1,290)	1,241	(1,286)
Decrease (increase) in prepaid expenses and other assets	188	(175)	(396)
Increase (decrease) in management and performance-based incentive fees payable	1,246	(1,623)	1,409
Increase (decrease) in interest payable	1,239	(791)	(2,931)
Increase (decrease) in accrued administrative services expense	103	(2,002)	(187)
Increase (decrease) in other liabilities and accrued expenses	(115)	952	(299)
Net Cash Used in/Provided by Operating Activities	$(2,677)	$470,671	$(482,460)
Financing Activities
Issuances of debt	$494,694	$185,481	$1,450,431
Payments of debt	(401,250)	(529,290)	(790,778)
Financing costs paid and deferred	(333)	(10,171)	(844)
Repurchase of common stock	(21,100)	—	(52,141)
Distributions paid	(93,342)	(105,720)	(121,781)
Net Cash Used in/Provided Financing Activities	$(21,331)	$(459,700)	$484,887

Cash, Cash Equivalents, Foreign Currencies and Collateral on Option Contracts
Net increase (decrease) in cash, cash equivalents, foreign currencies and collateral on option contracts during the period	$(24,008)	$10,971	$2,427
Effect of foreign exchange rate changes on cash and cash equivalents	(18)	(23)	60
Cash, cash equivalents, foreign currencies and collateral on option contracts at beginning of period	54,624	43,676	41,189
Cash, Cash Equivalents, Foreign Currencies and Collateral on Option Contracts at the End of Period	$30,598	$54,624	$43,676

Supplemental Disclosure of Cash Flow Information
Cash interest paid	$47,897	$50,478	$70,748

Non-Cash Activity
PIK income	$4,075	$6,506	$10,936
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2022
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (33)	Fair Value (1)(34)
Advertising, Printing & Publishing
FingerPaint Marketing
KL Charlie Acquisition Company	First Lien Secured Debt	L+625, 1.00% Floor	12/30/26	$30,818	$22,373	$22,510	(9)(21)(23) (28)
	First Lien Secured Debt - Revolver	L+625, 1.00% Floor	12/30/26	1,962	(31)	(20)	(8)(9)(21) (23)
KL Charlie Co-Invest, L.P.	Common Equity - Common Stock	N/A	N/A	218,978 Shares	219	353	(9)(13)
					22,561	22,843
Hero Digital
HRO (Hero Digital) Holdings, LLC	First Lien Secured Debt	L+600, 1.00% Floor	11/18/28	27,186	19,084	19,253	(9)(21)(23) (29)
	First Lien Secured Debt - Revolver	L+600, 1.00% Floor	11/18/26	2,553	(47)	(26)	(8)(9)(20) (21)(23)
HRO Holdings I LP	Common Equity - Common Stock	N/A	N/A	213 Shares	213	212	(9)(13)(24)
					19,250	19,439
		Total Advertising, Printing & Publishing			$41,811	$42,282
Aerospace & Defense
Erickson Inc
Erickson Inc	First Lien Secured Debt - Revolver	L+750, 1.50% Floor	04/28/22	$32,250	$23,628	$23,315	(9)(20)(21) (23)(28)
	First Lien Secured Debt - Revolver	13.50%	04/28/22	3,750	3,750	3,712	(9)(23)
		Total Aerospace & Defense			$27,378	$27,027
Automotive
Club Car Wash
Club Car Wash Operating, LLC	First Lien Secured Debt	L+650, 1.00% Floor	06/16/27	$29,931	$22,934	$23,018	(9)(21)(23) (29)
	First Lien Secured Debt - Revolver	L+650, 1.00% Floor	06/16/27	2,438	(37)	(30)	(8)(9)(21) (23)
					22,897	22,988
Crowne Automotive
Vari-Form Group, LLC	First Lien Secured Debt	11.00% (7.00% Cash plus 4.00% PIK)	02/02/23	5,860	893	410	(9)(14)
Vari-Form Inc.	First Lien Secured Debt	11.00% (7.00% Cash plus 4.00% PIK)	02/02/23	2,110	391	148	(9)(14)
					1,284	558
K&N Parent, Inc.
K&N Parent, Inc.	Second Lien Secured Debt	L+875, 1.00% Floor	10/21/24	23,765	23,605	19,724	(28)
Truck-Lite Co., LLC
TL Lighting Holdings, LLC	Common Equity - Equity	N/A	N/A	350 Shares	350	420	(9)(13)
Truck-Lite Co., LLC	First Lien Secured Debt	L+625, 1.00% Floor	12/14/26	31,287	29,655	29,533	(9)(21)(23) (28)
	First Lien Secured Debt - Revolver	L+625, 1.00% Floor	12/13/24	3,052	241	226	(9)(20)(21) (23)(26)
					30,246	30,179
		Total Automotive			$78,032	$73,449
Aviation and Consumer Transport
Merx Aviation Finance, LLC
Merx Aviation Finance, LLC (5)	First Lien Secured Debt - Revolver	10.00%	10/31/23	$275,177	$275,000	$275,000	(20)(23)
	Common Equity - Membership Interests	N/A	N/A	N/A	35,800	23,509	(24)
					310,800	298,509
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2022
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (33)	Fair Value (1)(34)
Primeflight
PrimeFlight Aviation Services, Inc.	First Lien Secured Debt	L+625, 1.00% Floor	05/09/24	17,353	17,179	17,271	(9)(26)
		Total Aviation and Consumer Transport			$327,979	$315,780
Beverage, Food & Tobacco
Berner Foods
Berner Food & Beverage, LLC	First Lien Secured Debt	L+650, 1.00% Floor	07/30/27	$30,963	$30,334	$30,653	(9)(29)
	First Lien Secured Debt - Revolver	L+650, 1.00% Floor	07/30/26	2,132	535	555	(9)(21)(23) (29)
	First Lien Secured Debt - Revolver	P+550	07/30/26	749	734	742	(9)(23)(25)
					31,603	31,950
Bolthouse Farms
Wm. Bolthouse Farms, Inc.	Common Equity - Equity Interest	N/A	N/A	1,000,000 Shares	1,001	1,080	(13)
Hive
FCP-Hive Holdings, LLC	Preferred Equity - Preferred Equity	N/A	N/A	589 Shares	448	484	(9)(13)(24)
	Common Equity - Common Stock	N/A	N/A	589 Shares	3	20	(9)(13)(24)
Hive Intermediate, LLC	First Lien Secured Debt	L+600, 1.00% Floor	09/22/27	17,123	16,822	16,952	(9)(26)
	First Lien Secured Debt - Revolver	L+600, 1.00% Floor	09/22/27	2,326	(41)	(23)	(8)(9)(21) (23)
					17,232	17,433
Orgain, Inc.
Butterfly Fighter Co-Invest, L.P.	Common Equity - Membership Interests	N/A	N/A	1,000,000 Shares	1,005	1,648
Rise Baking
Ultimate Baked Goods Midco LLC	First Lien Secured Debt	L+625, 1.00% Floor	08/13/27	26,690	26,086	25,935	(9)(28)
	First Lien Secured Debt - Revolver	L+625, 1.00% Floor	08/13/27	3,243	1,954	1,936	(9)(20)(21) (23)(28)(29)
					28,040	27,871
TNT Crust LLC
TNT Crust LLC	First Lien Secured Debt	L+675 Cash plus 1.00% PIK, 1.00% Floor	11/06/23	21,706	21,512	21,272	(9)(28)
	First Lien Secured Debt - Revolver	L+675 Cash plus 1.00% PIK, 1.00% Floor	11/06/23	3,252	3,085	3,036	(9)(21)(23) (29)
	Common Equity - Series A Units	N/A	N/A	244 Shares	30	172	(9)(13)
					24,627	24,480
Turkey Hill
IC Holdings LLC	Common Equity - Series A Units	N/A	N/A	169 Shares	169	160	(9)(13)
THLP CO. LLC	First Lien Secured Debt	L+600, 1.00% Floor	05/31/25	25,110	24,824	24,608	(9)(28)
	First Lien Secured Debt - Revolver	P+500	05/31/24	4,494	1,165	1,112	(9)(20)(21) (23)(25)
					26,158	25,880
		Total Beverage, Food & Tobacco			$129,666	$130,342
Business Services
Access Information
Access CIG, LLC	Second Lien Secured Debt	L+775, 0.00% Floor	02/27/26	$15,900	$15,829	$15,787	(26)
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2022
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (33)	Fair Value (1)(34)
AlpineX
Alpinex Opco, LLC	First Lien Secured Debt	L+600, 1.00% Floor	12/27/27	16,383	11,644	11,605	(9)(21)(23) (28)
	First Lien Secured Debt - Revolver	L+600, 1.00% Floor	12/27/27	1,117	(21)	(21)	(8)(9)(21) (23)
					11,623	11,584
Ambrosia Buyer Corp.
Ambrosia Buyer Corp.	Second Lien Secured Debt	8.00%	08/28/25	21,429	18,582	5,657	(14)
AML Rightsource
Gabriel Partners, LLC	First Lien Secured Debt	L+600, 1.00% Floor	09/21/26	31,451	30,898	31,203	(9)(29)
	First Lien Secured Debt - Revolver	P+500	09/21/26	665	120	128	(9)(21)(23) (25)
					31,018	31,331
Continuum
Continuum Global Solutions, LLC	Preferred Equity - Preferred Equity	N/A	N/A	775 Shares	78	78	(9)(13)
Electro Rent Corporation
Electro Rent Corporation	Second Lien Secured Debt	L+900, 1.00% Floor	01/31/25	34,235	33,806	34,064	(9)(28)
Elo Touch
TGG TS Acquisition Company	First Lien Secured Debt - Revolver	L+650, 0.00% Floor	12/14/23	1,750	750	721	(21)(23)(26)
Ensemble Health
EHL Merger Sub, LLC	First Lien Secured Debt - Revolver	L+325, 0.00% Floor	08/01/24	4,155	(179)	(111)	(8)(21)(23)
IRP
Precision Refrigeration & Air Conditioning LLC	First Lien Secured Debt	SOFR+600, 1.00% Floor	03/08/28	8,182	8,020	8,018	(9)(27)
	First Lien Secured Debt - Revolver		03/08/27	1,705	(34)	(34)	(8)(9)(21) (23)
SMC IR Holdings, LLC	Common Equity - Common Stock	N/A	N/A	114 Shares	114	114	(9)(13)(24)
					8,100	8,098
Jacent
Jacent Strategic Merchandising	First Lien Secured Debt	L+675, 1.00% Floor	04/23/24	22,116	21,977	21,508	(9)(28)
	First Lien Secured Debt - Revolver	L+675, 1.00% Floor	04/23/24	3,500	3,472	3,400	(9)(21)(23) (28)(29)
	Common Equity - Common Stock	N/A	N/A	5,000 Shares	500	169	(9)(13)
JSM Equity Investors, L.P.	Preferred Equity - Class P Partnership Units	N/A	N/A	114 Shares	11	11	(9)(13)
					25,960	25,088
Jones & Frank
JF Acquisition, LLC	First Lien Secured Debt	L+550, 1.00% Floor	07/31/26	13,201	13,058	13,008	(9)(28)(30)
	First Lien Secured Debt - Revolver	L+550, 1.00% Floor	07/31/26	1,569	(17)	(23)	(8)(9)(21) (23)
					13,041	12,985
MAKS
Trident Bidco Limited	First Lien Secured Debt	L+550, 1.00% Floor	11/08/25	33,688	33,066	33,670	(9)(17)(29)
Naviga
Naviga Inc. (fka Newscycle Solutions, Inc.)	First Lien Secured Debt	L+700, 1.00% Floor	12/29/22	13,397	13,318	13,430	(9)(26)(28)
	First Lien Secured Debt - Revolver	L+700, 1.00% Floor	12/29/22	500	278	280	(9)(21)(23) (26)
					13,596	13,710
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2022
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (33)	Fair Value (1)(34)
PSE
Graffiti Buyer, Inc.	First Lien Secured Debt	L+575, 1.00% Floor	08/10/27	8,420	5,679	5,639	(9)(21)(23) (28)
	First Lien Secured Debt - Revolver	L+575, 1.00% Floor	08/10/27	1,307	390	388	(9)(21)(23) (28)
Graffiti Parent, LP	Common Equity - Common Stock	N/A	N/A	2,439 Shares	244	200	(9)(13)(24)
					6,313	6,227
PSI Services, LLC
Lifelong Learner Holdings, LLC	First Lien Secured Debt	L+575, 1.00% Floor	10/19/26	33,975	33,527	32,411	(9)(28)(29)
	First Lien Secured Debt - Revolver	L+575, 1.00% Floor	10/20/25	2,985	2,947	2,865	(9)(21)(23) (28)
					36,474	35,276
Soliant
Soliant Health, Inc.	Common Equity - Membership Interests	N/A	N/A	300 Shares	300	871	(9)
US Legal Support
US Legal Support Investment Holdings, LLC	Common Equity - Series A-1 Units	N/A	N/A	631,972 Shares	632	1,030	(9)(13)
USLS Acquisition, Inc.	First Lien Secured Debt	L+575, 1.00% Floor	12/02/24	24,003	23,781	23,643	(9)(28)
	First Lien Secured Debt - Revolver	L+525, 1.00% Floor	12/02/24	1,286	417	409	(9)(20)(21) (23)(28)
	First Lien Secured Debt - Revolver	P+425	12/02/24	322	319	317	(9)(23)(25)
					25,149	25,399
Wilson Language Training
Owl Acquisition, LLC	First Lien Secured Debt	SOFR+575, 1.00% Floor	02/04/28	9,900	9,707	9,702	(9)(27)
Owl Parent Holdings, LLC	Common Equity - Common Stock	N/A	N/A	100 Shares	100	100	(9)(13)(24)
					9,807	9,802
		Total Business Services			$283,313	$270,237
Chemicals, Plastics & Rubber
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I LLC)
Carbonfree Chemicals Holdings LLC (4)	Common Equity - Common Equity / Interest	N/A	N/A	2,354 Shares	$46,295	$42,117	(3)(13)(16) (24)
Carbonfree Chemicals SA LLC (4)	Common Equity - Class B Units	N/A	N/A	3,152 Shares	32,434	—	(3)(13)(16) (24)
					78,729	42,117
Westfall Technik, Inc.
Westfall Technik, Inc.	First Lien Secured Debt	L+575, 1.00% Floor	09/13/24	15,616	15,482	15,269	(9)(28)
	First Lien Secured Debt	L+625, 1.00% Floor	09/13/24	5,638	5,557	5,542	(9)(28)
	First Lien Secured Debt - Revolver	L+575, 1.00% Floor	09/13/24	2,019	2,002	1,975	(9)(23)(28)
					23,041	22,786
		Total Chemicals, Plastics & Rubber			$101,770	$64,903
Construction & Building
Englert
Gutter Buyer, Inc.	First Lien Secured Debt	L+575, 1.00% Floor	03/06/25	$28,393	$28,097	$28,169	(9)(26)
	First Lien Secured Debt - Revolver	P+475	03/06/24	2,727	2,019	2,013	(9)(20)(21) (23)(25)
Gutter Holdings, LP	Common Equity - Common Stock	N/A	N/A	500 Shares	500	1,226	(9)
		Total Construction & Building			$30,616	$31,408
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2022
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (33)	Fair Value (1)(34)
Consumer Goods – Durable
A&V
A&V Holdings Midco, LLC	First Lien Secured Debt - Revolver	L+450, 1.00% Floor	03/10/25	$1,505	$(80)	$(52)	(8)(21)(23)
KDC
KDC US Holdings	First Lien Secured Debt - Revolver	L+325, 0.00% Floor	12/21/23	6,020	692	620	(20)(21)(23)(26)
KLO Holdings, LLC
1244311 B.C. Ltd. (4)	First Lien Secured Debt	L+500, 1.00% Floor	09/30/25	2,978	2,978	2,794	(17)(28)
	First Lien Secured Debt	L+500 PIK, 1.00% Floor	09/30/25	1,079	1,079	1,006	(17)(28)
	Common Equity - Common Stock	N/A	N/A	1,000,032 Shares	1,000	976	(2)(13)(17) (24)
GSC Technologies Inc. (4)	First Lien Secured Debt	L+500 Cash plus 5.00% PIK, 1.00% Floor	09/30/25	206	206	192	(17)(28)
					5,263	4,968
Liqui-Box
Liqui-Box Holdings, Inc.	First Lien Secured Debt - Revolver	L+450, 1.00% Floor	02/26/25	2,416	878	889	(20)(21)(23)(28)
	First Lien Secured Debt - Revolver	P+350	02/26/25	1,144	1,137	1,143	(23)(25)
					2,015	2,032
NSi Industries
Wildcat BuyerCo, Inc.	First Lien Secured Debt	L+575, 1.00% Floor	02/27/26	14,660	13,096	13,271	(21)(23)(28)
	First Lien Secured Debt - Revolver	L+575, 1.00% Floor	02/27/26	725	(11)	(13)	(8)(21)(23)
Wildcat Parent LP	Common Equity - Common Stock	N/A	N/A	1,070 Shares	107	180	(13)
					13,192	13,438
Sorenson Holdings, LLC
Sorenson Holdings, LLC	Common Equity - Membership Interests	N/A	N/A	587 Shares	—	325	(10)(13)
		Total Consumer Goods – Durable			$21,082	$21,331
Consumer Goods – Non-durable
3D Protein
Protein For Pets Opco, LLC	First Lien Secured Debt - Revolver	L+500, 1.00% Floor	05/31/24	$2,219	$(25)	$—	(9)(21)(23)
Dan Dee
Project Comfort Buyer, Inc.	First Lien Secured Debt	L+700, 1.00% Floor	02/01/25	24,897	24,548	23,936	(9)(28)
	First Lien Secured Debt - Revolver	L+700, 1.00% Floor	02/01/24	3,462	(38)	(139)	(8)(9)(21) (23)
	Preferred Equity - Preferred Equity	N/A	N/A	461,538 Shares	462	37	(9)(13)
					24,972	23,834
LashCo
Lash OpCo, LLC	First Lien Secured Debt	L+700, 1.00% Floor	03/18/26	44,992	42,582	42,819	(9)(21)(23) (26)
	First Lien Secured Debt - Revolver	L+700, 1.00% Floor	09/18/25	1,612	(48)	(25)	(8)(9)(21) (23)
					42,534	42,794
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2022
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (33)	Fair Value (1)(34)
Paladone
Paladone Group Bidco Limited	First Lien Secured Debt	L+575, 1.00% Floor	11/12/27	7,988	5,974	6,035	(9)(17)(21) (23)(28)
	First Lien Secured Debt - Revolver	L+575, 1.00% Floor	11/12/27	353	(9)	(4)	(8)(9)(17) (21)(23)
	First Lien Secured Debt - Revolver	L+575, 1.00% Floor	11/12/27	1,412	(27)	(12)	(8)(9)(17) (21)(23)
Paladone Group Holdings Limited	Common Equity - Common Stock	N/A	N/A	94,151 Shares	94	119	(9)(13)(17) (24)
					6,032	6,138
Sequential Brands Group, Inc.
Gainline Galaxy Holdings LLC	Common Equity - Common Stock	N/A	N/A	10,854 Shares	2,041	1,900	(13)(16)(17)(24)
Sequential Avia Holdings LLC	Second Lien Secured Debt	L+500, 1.00% Floor	11/12/26	1,717	1,716	1,717	(17)(29)
Sequential Brands Group, Inc.	Second Lien Secured Debt	8.75%	02/07/24	1,293	—	239	(14)(17)
Swisstech IP CO, LLC	First Lien Secured Debt	6.00% PIK	11/29/24	264	1	264	(17)
					3,758	4,120
		Total Consumer Goods – Non-durable			$77,271	$76,886
Consumer Services
Activ
Activ Software Holdings, LLC	First Lien Secured Debt	L+650, 1.00% Floor	05/04/27	$29,869	$29,359	$29,418	(9)(30)
	First Lien Secured Debt - Revolver	L+625, 1.00% Floor	05/04/27	2,407	(41)	(36)	(8)(9)(21) (23)
					29,318	29,382
Bird
Bird US Opco, LLC	First Lien Secured Debt	L+750, 1.00% Floor	10/12/24	48,549	22,076	22,821	(9)(23)(26)
Clarus Commerce
Marlin DTC-LS Midco 2, LLC	First Lien Secured Debt	L+650, 1.00% Floor	07/01/25	21,632	21,330	21,529	(28)
	First Lien Secured Debt - Revolver	L+600, 1.00% Floor	07/01/25	685	8	(3)	(8)(21)(23)
					21,338	21,526
First Heritage
First Heritage Credit, LLC	First Lien Secured Debt	L+475, 0.00% Floor	08/31/22	26,250	20,992	21,099	(9)(21)(23) (26)
	First Lien Secured Debt - Revolver	L+550, 0.00% Floor	08/31/22	3,750	1,160	1,160	(9)(21)(23) (26)
					22,152	22,259
Go Car Wash
Go Car Wash Management Corp.	First Lien Secured Debt	L+575, 1.00% Floor	12/31/26	11,443	9,269	9,255	(9)(21)(23) (26)
	First Lien Secured Debt - Revolver	L+575, 1.00% Floor	12/31/26	417	(3)	(6)	(8)(9)(21) (23)
					9,266	9,249
Lending Point
LendingPoint LLC	First Lien Secured Debt	L+1050, 1.00% Floor	12/30/25	17,500	13,422	13,515	(9)(21)(23) (28)
	First Lien Secured Debt	L+575, 1.00% Floor	12/30/25	4,167	3,158	3,186	(9)(21)(23) (28)
	First Lien Secured Debt - Revolver	L+575, 1.00% Floor	12/30/25	8,333	8,262	8,318	(9)(23)(28)
					24,842	25,019
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2022
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate	Maturity Date		Par/Shares (12)	Cost (33)	Fair Value (1)(34)
Only About Children
Nemo (BC) Bidco Pty Ltd	First Lien Secured Debt	BBSW+675, 1.00% Floor	04/06/24	A$	7,000	4,953	4,907	(17)(21)(23)(32)
Paper Source
Papershop Holdco Inc.	First Lien Secured Debt	L+700, 1.00% Floor	05/27/26		10,607	10,515	10,395	(9)(28)
	First Lien Secured Debt - Revolver	L+700, 1.00% Floor	05/27/26		3,082	1,498	1,463	(9)(21)(23) (28)
						12,013	11,858
The Club Company
Eldrickco Limited	First Lien Secured Debt	SON+625, 0.50% Floor	11/26/25		£15,027	13,965	14,157	(9)(17)(21) (23)(31)
	First Lien Secured Debt - Revolver	SON+625, 0.50% Floor	11/26/25		£356	411	457	(9)(17)(23) (31)
	First Lien Secured Debt - Revolver	SON+625, 0.50% Floor	05/26/25		£345	1	(5)	(8)(9)(17) (21)(23)
						14,377	14,609
US Auto
U.S. Auto Finance, Inc.	First Lien Secured Debt	L+525, 1.00% Floor	04/17/24		20,000	9,343	9,202	(9)(21)(23) (28)
	First Lien Secured Debt	L+525, 1.00% Floor	03/31/23		1,000	975	995	(9)(28)
	First Lien Secured Debt - Revolver	L+600, 1.00% Floor	04/17/24		13,333	2,412	2,418	(9)(21)(23) (28)
						12,730	12,615
		Total Consumer Services				$173,065	$174,245
Diversified Investment Vehicles, Banking, Finance, Real Estate
Celink
Compu-Link Corporation	First Lien Secured Debt - Revolver	L+550, 1.00% Floor	06/11/24		$2,273	$(22)	$(3)	(8)(9)(21) (23)
Peer Advisors, LLC	First Lien Secured Debt	L+550, 1.00% Floor	06/11/24		17,386	17,210	17,366	(9)(26)
						17,188	17,363
Flock Financial, LLC
Flock SPV I, LLC	First Lien Secured Debt	L+650, 1.00% Floor	12/31/22		14,667	12,011	11,985	(9)(17)(21) (23)(26)
	First Lien Secured Debt - Revolver	L+650, 1.00% Floor	12/31/22		5,333	1,847	1,861	(9)(17)(21) (23)(26)
						13,858	13,846
Golden Bear
Golden Bear 2016-R, LLC (4)	Structured Products and Other - Membership Interests	N/A	09/20/42		N/A	16,998	10,038	(3)(17)
Purchasing Power, LLC
Purchasing Power Funding I, LLC	First Lien Secured Debt - Revolver	L+650, 0.00% Floor	01/24/24		9,113	1,142	1,142	(9)(21)(23) (26)
Spectrum Automotive
Shelby 2021 Holdings Corp.	First Lien Secured Debt	L+575, 0.75% Floor	06/29/28		14,490	12,288	12,329	(9)(21)(23) (28)
	First Lien Secured Debt - Revolver	L+575, 0.75% Floor	06/29/27		420	(6)	(4)	(8)(9)(21) (23)
						12,282	12,325
Ten-X, LLC
Ten-X, LLC	First Lien Secured Debt - Revolver	L+325, 0.00% Floor	09/29/22		4,680	(43)	(73)	(8)(21)(23)
	Total Diversified Investment Vehicles, Banking, Finance, Real Estate					$61,425	$54,641
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2022
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (33)	Fair Value (1)(34)
Education
NFA Group
SSCP Spring Bidco Limited	First Lien Secured Debt	SON+600, 0.50% Floor	07/30/25	£30,000	$36,322	$39,059	(9)(17)(31)
		Total Education			$36,322	$39,059
Energy – Electricity
Renew Financial LLC (f/k/a Renewable Funding, LLC)
AIC SPV Holdings II, LLC (4)	Preferred Equity - Preferred Stock	N/A	N/A	142 Shares	$534	$355	(15)(17)(24)
Renew Financial LLC (f/k/a Renewable Funding, LLC) (4)	Preferred Equity - Series E Preferred Stock	N/A	N/A	441,576 Shares	1,902	4,988	(13)(17)(24)
	Preferred Equity - Series B Preferred Stock	N/A	N/A	1,505,868 Shares	8,343	—	(13)(24)
	Preferred Equity - Series D Preferred Stock	N/A	N/A	436,689 Shares	5,568	—	(13)(24)
Renew JV LLC (4)	Common Equity - Membership Interests	N/A	N/A	465,750 Shares	466	613	(13)(17)(24)
					16,813	5,956
Solarplicity Group Limited (f/k/a AMP Solar UK)
Solarplicity UK Holdings Limited	First Lien Secured Debt	4.00%	03/08/23	£5,562	7,230	1,874	(14)(17)
	Preferred Equity - Preferred Stock	N/A	N/A	4,286 Shares	5,623	—	(2)(13)(17)
	Common Equity - Ordinary Shares	N/A	N/A	2,825 Shares	4	—	(2)(13)(17)
					12,857	1,874
		Total Energy – Electricity			$29,670	$7,830
Energy – Oil & Gas
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.)
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.) (5)	Second Lien Secured Debt	10.00% PIK	03/31/23	$8,323	$7,458	$6,204	(14)
	Common Equity - Common Stock	N/A	N/A	10,000,000 Shares	30,078	—	(13)(24)
					37,536	6,204
Pelican
Pelican Energy, LLC (4)	Common Equity - Membership Interests	N/A	N/A	1,444 Shares	13,063	630	(13)(16)(17)(24)
Spotted Hawk
SHD Oil & Gas, LLC (5)	First Lien Secured Debt - Tranche C Note	12.00%	06/30/22	24,728	24,728	25,470
	Common Equity - Series C Units	N/A	N/A	50,952,525 Shares	44,067	4,652	(13)(16)(24)
	Common Equity - Series A Units	N/A	N/A	7,600,000 Shares	1,411	—	(13)(16)(24)
					70,206	30,122
		Total Energy – Oil & Gas			$120,805	$36,956
Environmental Industries
Ortega National Parks
Ortega National Parks, LLC	First Lien Secured Debt	L+500, 1.00% Floor	10/31/26	$14,497	$8,156	$8,235	(9)(21)(23) (29)
	First Lien Secured Debt - Revolver	L+500, 1.00% Floor	10/31/26	2,049	(27)	(9)	(8)(9)(21) (23)
		Total Environmental Industries			$8,129	$8,226
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2022
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (33)	Fair Value (1)(34)
Healthcare & Pharmaceuticals
83bar
83Bar, Inc.	First Lien Secured Debt	L+575, 1.50% Floor	07/02/26	$5,000	$4,978	$4,975	(9)(26)
Akoya
Akoya Biosciences, Inc.	First Lien Secured Debt	L+635, 1.50% Floor	10/27/25	9,750	9,772	9,771	(9)(26)
Analogic
Analogic Corporation	First Lien Secured Debt	L+525, 1.00% Floor	06/22/24	17,850	17,675	17,582	(9)(28)
	First Lien Secured Debt - Revolver	L+525, 1.00% Floor	06/22/23	1,826	1,293	1,277	(9)(21)(23) (28)
					18,968	18,859
Cato Research
LS Clinical Services Holdings, Inc.	First Lien Secured Debt	L+675, 1.00% Floor	12/16/27	13,092	12,778	12,787	(9)(26)
	First Lien Secured Debt - Revolver	L+675, 1.00% Floor	12/16/26	1,875	237	237	(9)(21)(23) (28)
					13,015	13,024
Cerus
Cerus Corporation	First Lien Secured Debt	L+545, 1.80% Floor	03/01/24	16,500	16,467	16,665	(9)(17)(26)
	First Lien Secured Debt - Revolver	L+375, 1.80% Floor	03/01/24	1,500	670	672	(9)(17)(21) (23)(26)
					17,137	17,337
Compass Health
Roscoe Medical, Inc	First Lien Secured Debt	SOFR+625, 1.00% Floor	09/30/24	7,601	7,328	7,316	(9)(27)
	First Lien Secured Debt - Revolver	SOFR+625, 1.00% Floor	09/30/24	1,393	767	767	(9)(21)(23) (27)
					8,095	8,083
Emmes Corporation
Emmes Blocker, Inc.	Common Equity - Common Stock	N/A	N/A	306 Shares	306	879	(9)(13)
The Emmes Company, LLC	First Lien Secured Debt	L+500, 1.00% Floor	03/03/25	15,886	15,755	15,646	(9)(29)
	First Lien Secured Debt - Revolver	L+500, 1.00% Floor	03/03/25	2,449	2,431	2,412	(9)(23)(26)
					18,492	18,937
EmpiRx
EmpiRx Health LLC	First Lien Secured Debt	L+550, 1.00% Floor	08/05/27	9,068	8,906	8,977	(9)(28)
	First Lien Secured Debt - Revolver	L+550, 1.00% Floor	08/05/27	909	(16)	(9)	(8)(9)(21) (23)
					8,890	8,968
Forge Biologics
Forge Biologics, Inc.	First Lien Secured Debt	L+675, 0.50% Floor	12/03/26	26,667	3,209	3,245	(9)(23)(26)
Gossamer
GB001, Inc.	First Lien Secured Debt	L+700, 2.00% Floor	01/01/25	30,000	5,886	6,056	(9)(17)(23) (26)
Health & Safety Institute
HSI HALO Acquisition, Inc.	First Lien Secured Debt	L+575, 1.00% Floor	08/31/26	16,378	13,500	13,335	(9)(21)(23) (28)
	First Lien Secured Debt - Revolver	L+575, 1.00% Floor	09/02/25	813	131	121	(9)(21)(23) (26)
	Common Equity - Common Stock	N/A	N/A	500 Shares	500	679	(9)(13)
					14,131	14,135
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2022
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (33)	Fair Value (1)(34)
IMA Group
IMA Group Management Company, LLC	First Lien Secured Debt	L+600, 1.00% Floor	05/30/24	12,680	8,560	8,566	(21)(23)(29)
	First Lien Secured Debt - Revolver	L+600, 1.00% Floor	05/30/24	289	259	257	(21)(23)(28)
					8,819	8,823
Kepro
Keystone Acquisition Corp.	First Lien Secured Debt	L+575, 0.75% Floor	01/26/29	14,022	11,812	11,925	(9)(21)(23) (28)
	First Lien Secured Debt - Revolver	L+575, 0.75% Floor	01/26/28	978	(19)	(10)	(8)(9)(21) (23)
					11,793	11,915
Kindeva
Kindeva Drug Delivery L.P.	First Lien Secured Debt	L+600, 1.00% Floor	05/01/26	9,410	9,254	9,311	(9)(28)
	First Lien Secured Debt - Revolver	L+600, 1.00% Floor	05/01/25	167	147	147	(9)(21)(23) (26)
					9,401	9,458
KureSmart
Clearway Corporation (f/k/a NP/Clearway Holdings, Inc.)	Common Equity - Common Stock	N/A	N/A	133 Shares	133	217	(9)(13)
Kure Pain Holdings, Inc.	First Lien Secured Debt	L+500, 1.00% Floor	08/27/24	21,658	21,497	21,398	(9)(26)
	First Lien Secured Debt - Revolver	L+500, 1.00% Floor	08/27/24	2,654	(24)	(33)	(8)(9)(21) (23)
					21,606	21,582
LucidHealth
Premier Imaging, LLC	First Lien Secured Debt	L+600, 1.00% Floor	01/02/25	12,480	7,628	7,614	(9)(21)(23) (26)
Mannkind Corporation
Mannkind Corporation	First Lien Secured Debt	L+675, 1.00% Floor	08/01/25	13,866	13,793	14,058	(9)(26)
	First Lien Secured Debt	L+625, 1.00% Floor	08/01/25	30,000	(23)	—	(9)(23)
	Common Equity - Common Stock	N/A	N/A	334,226 Shares	76	1,230	(9)(10)(13) (17)
					13,846	15,288
Maxor National Pharmacy Services, LLC
Maxor National Pharmacy Services, LLC	First Lien Secured Debt	L+550, 1.00% Floor	12/06/27	23,436	23,206	23,145	(9)(28)
	First Lien Secured Debt - Revolver	L+550, 1.00% Floor	12/06/26	1,558	(11)	(20)	(8)(9)(21) (23)
					23,195	23,125
Medical Guardian
Medical Guardian, LLC	First Lien Secured Debt	L+650, 1.00% Floor	10/26/26	36,112	30,882	30,966	(9)(21)(23) (26)
	First Lien Secured Debt - Revolver	L+650, 1.00% Floor	10/26/26	3,810	(52)	(41)	(8)(9)(21) (23)
					30,830	30,925
Midwest Vision
Midwest Vision Partners Management, LLC	First Lien Secured Debt	L+650, 1.00% Floor	01/12/27	24,261	21,431	21,601	(9)(21)(23) (28)(29)
	First Lien Secured Debt - Revolver	L+650, 1.00% Floor	01/12/27	612	602	606	(9)(23)(28)
					22,033	22,207
Orchard
Orchard Therapeutics PLC	First Lien Secured Debt	L+595, 1.00% Floor	05/28/26	33,333	10,906	10,776	(9)(17)(23) (26)
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2022
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (33)	Fair Value (1)(34)
Ovation Fertility
FPG Services, LLC	First Lien Secured Debt	L+550, 1.00% Floor	06/13/25	19,031	14,119	14,276	(9)(21)(23) (28)
	First Lien Secured Debt - Revolver	L+550, 1.00% Floor	06/13/24	2,105	(19)	(5)	(8)(9)(21) (23)
					14,100	14,271
Paragon 28
Paragon 28, Inc.	First Lien Secured Debt	L+600, 1.00% Floor	05/01/26	10,000	7,472	7,475	(9)(23)(26)
	First Lien Secured Debt - Revolver	L+300, 1.00% Floor	05/01/26	2,000	(8)	(5)	(8)(9)(21) (23)
					7,464	7,470
Partner Therapeutics, Inc
Partner Therapeutics, Inc	First Lien Secured Debt	L+665, 1.00% Floor	01/01/23	10,000	9,976	9,950	(9)(26)
	First Lien Secured Debt	L+665, 1.00% Floor	08/01/22	3,333	3,333	3,333	(9)(26)
	First Lien Secured Debt - Revolver	L+375, 1.00% Floor	04/01/26	1,000	(2)	—	(9)(21)(23)
	Preferred Equity - Preferred Equity	N/A	N/A	55,556 Shares	333	343	(9)(13)
	Warrants	N/A	N/A	33,333 Shares	135	99	(9)(13)
					13,775	13,725
PHS
PHS Buyer, Inc.	First Lien Secured Debt	L+600, 1.00% Floor	01/31/27	25,115	24,711	24,612	(9)(28)
	First Lien Secured Debt - Revolver	L+600, 1.00% Floor	01/31/27	2,000	351	360	(9)(21)(23) (28)
					25,062	24,972
Radius Health
Radius Health, Inc.	First Lien Secured Debt	L+575, 2.00% Floor	06/01/24	33,833	28,736	28,459	(9)(17)(23) (26)
	First Lien Secured Debt - Revolver	L+350, 2.00% Floor	06/01/24	1,000	(1)	(10)	(8)(9)(17) (21)(23)
					28,735	28,449
RHA Health Services
Pace Health Companies, LLC	First Lien Secured Debt	L+450, 1.00% Floor	08/02/24	3,768	3,729	3,736	(9)(28)
	First Lien Secured Debt - Revolver	L+450, 1.00% Floor	08/02/24	500	18	(4)	(8)(9)(20) (21)(23)
					3,747	3,732
Rigel Pharmaceuticals
Rigel Pharmaceuticals, Inc.	First Lien Secured Debt	L+565, 1.50% Floor	09/01/24	9,000	9,011	9,051	(9)(26)
Unchained Labs
Unchained Labs, LLC	First Lien Secured Debt	L+550, 1.00% Floor	08/09/27	6,760	1,848	1,854	(9)(21)(23) (26)
	First Lien Secured Debt - Revolver	L+550, 1.00% Floor	08/09/27	726	(13)	(7)	(8)(9)(21) (23)
					1,835	1,847
WellDyneRx, LLC
WelldyneRX, LLC	First Lien Secured Debt	SOFR+675, 0.75% Floor	03/09/27	18,077	17,720	17,715	(9)(27)
	First Lien Secured Debt - Revolver	SOFR+675, 0.75% Floor	03/09/26	1,923	(38)	(38)	(8)(9)(21) (23)
					17,682	17,677
		Total Healthcare & Pharmaceuticals			$404,041	$406,297
High Tech Industries
Acronis AG
ACRONIS AG	First Lien Secured Debt	L+535, 1.50% Floor	12/18/24	$21,000	$20,941	$20,962	(9)(17)(26)
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2022
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (33)	Fair Value (1)(34)
American Megatrends
AMI US Holdings Inc.	First Lien Secured Debt	L+525, 1.00% Floor	04/01/25	21,430	21,211	21,430	(9)(26)
	First Lien Secured Debt - Revolver	L+525, 0.00% Floor	04/01/24	2,907	1,139	1,163	(9)(21)(23) (26)
					22,350	22,593
Calero Holdings, Inc.
Telesoft Holdings, LLC	First Lien Secured Debt	L+575, 1.00% Floor	12/16/25	22,273	21,952	22,141	(28)
	First Lien Secured Debt - Revolver	L+575, 1.00% Floor	12/16/25	2,273	(32)	(13)	(8)(21)(23)
					21,920	22,128
ChyronHego Corporation
ChyronHego Corporation (5)	First Lien Secured Debt	L+350 Cash plus 1.50% PIK, 1.00% Floor	12/31/22	85,277	84,170	84,424	(28)
	First Lien Secured Debt	L+800 PIK, 1.00% Floor	12/31/22	2,570	2,500	2,545	(28)
	First Lien Secured Debt - Revolver	L+500, 1.00% Floor	12/31/22	8,000	7,156	7,076	(21)(23)(28)
	Preferred Equity - Preferred Equity	N/A	N/A	7,800 Shares	6,000	15,553	(13)(24)
					99,826	109,598
Dairy.com
Momentx Corporation	First Lien Secured Debt	L+575, 1.00% Floor	06/24/27	13,640	13,395	13,265	(9)(28)
	First Lien Secured Debt - Revolver	L+575, 1.00% Floor	06/24/27	1,257	(22)	(35)	(8)(9)(21) (23)
					13,373	13,230
Digital.ai
Digital.ai Software Holdings, Inc.	First Lien Secured Debt	L+700, 1.00% Floor	02/10/27	22,355	21,810	22,080	(9)(28)
	First Lien Secured Debt - Revolver	L+650, 1.00% Floor	02/10/27	2,419	748	777	(9)(21)(23) (28)
					22,558	22,857
GoHealth
Norvax, LLC	First Lien Secured Debt - Revolver	L+650, 1.00% Floor	09/13/24	3,182	2,428	2,461	(9)(21)(23) (26)(28)
International Cruise & Excursion Gallery, Inc.
International Cruise & Excursion Gallery, Inc.	First Lien Secured Debt	L+535, 1.00% Floor	06/06/25	14,438	14,305	13,642	(26)
Modern Campus
Destiny Solutions U.S., Inc.	First Lien Secured Debt	L+600, 1.00% Floor	06/08/26	25,573	25,024	25,126	(26)
RMCF IV CIV XXXV, L.P.	Common Equity - Common Stock	N/A	N/A	482 Shares	1,000	1,430	(13)(24)
					26,024	26,556
MYCOM
Magnate Holding Corp.	First Lien Secured Debt	L+625, 0.50% Floor	12/16/24	19,164	19,050	18,817	(9)(17)(28)
	First Lien Secured Debt - Revolver	L+625, 0.50% Floor	12/14/23	3,150	3,133	3,105	(9)(17)(23) (28)
					22,183	21,922
New Era Technology, Inc.
New Era Technology, Inc.	First Lien Secured Debt	L+625, 1.00% Floor	10/31/26	23,794	21,315	21,221	(9)(21)(23) (28)
	First Lien Secured Debt - Revolver	L+625, 1.00% Floor	10/30/26	1,049	594	591	(9)(21)(23) (28)
					21,909	21,812
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2022
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (33)	Fair Value (1)(34)
Pro Vigil
Pro-Vigil Holding Company, LLC	First Lien Secured Debt	L+850, 1.00% Floor	01/11/25	9,910	9,724	9,808	(9)(28)
	First Lien Secured Debt	SOFR+850, 1.00% Floor	01/11/25	5,329	1,493	1,542	(9)(21)(23) (27)
					11,217	11,350
Schlesinger Group
Schlesinger Global, LLC	First Lien Secured Debt	L+600 Cash plus 1.00% PIK, 1.00% Floor	07/12/25	9,882	9,730	9,747	(9)(28)
	First Lien Secured Debt	L+775, 1.00% Floor	07/12/25	963	950	964	(9)(28)
					10,680	10,711
Simeio
Simeio Group Holdings, Inc.	First Lien Secured Debt	L+550, 1.00% Floor	02/02/26	8,178	8,099	8,076	(9)(26)
	First Lien Secured Debt - Revolver	L+525, 1.00% Floor	02/02/26	1,731	(17)	(21)	(8)(9)(21) (23)
					8,082	8,055
Sirsi Corporation
Sirsi Corporation	First Lien Secured Debt	L+450, 1.00% Floor	03/15/24	5,456	5,423	5,440	(9)(26)
	First Lien Secured Debt - Revolver	L+450, 1.00% Floor	03/15/24	429	(3)	(1)	(8)(9)(21) (23)
					5,420	5,439
Springbrook
Springbrook Holding Company, LLC	First Lien Secured Debt	L+550, 1.00% Floor	12/23/26	15,933	15,724	15,786	(28)
	First Lien Secured Debt - Revolver	L+575, 1.00% Floor	12/23/26	1,463	(17)	(13)	(8)(21)(23)
					15,707	15,773
Tax Slayer
MEP-TS Midco, LLC	First Lien Secured Debt	L+600, 1.00% Floor	12/31/26	13,379	13,139	13,245	(9)(29)
	First Lien Secured Debt - Revolver	L+600, 1.00% Floor	12/31/26	1,452	(1)	(15)	(8)(9)(21) (23)
					13,138	13,230
Telnyx
Telnyx LLC	First Lien Secured Debt	L+625, 1.50% Floor	10/21/25	5,250	5,230	5,277	(9)(26)
UpStack
Upstack Holdco Inc.	First Lien Secured Debt	L+550, 1.00% Floor	08/20/27	31,914	27,581	27,995	(9)(21)(23) (29)
	First Lien Secured Debt - Revolver	L+550, 1.00% Floor	08/20/27	3,000	(74)	(30)	(8)(9)(20) (21)(23)
					27,507	27,965
		Total High Tech Industries			$384,798	$395,561
Hotel, Gaming, Leisure, Restaurants
Guernsey
Guernsey Holdings SDI LA LLC	First Lien Secured Debt	6.95%	11/18/26	$9,904	$9,812	$9,811	(9)
	First Lien Secured Debt	L+595, 1.00% Floor	11/18/26	1,167	1	(11)	(8)(9)(23)
					9,813	9,800
Taco Cabana
YTC Enterprises, LLC	First Lien Secured Debt	L+625, 1.00% Floor	08/16/26	9,942	9,835	9,843	(9)(26)
		Total Hotel, Gaming, Leisure, Restaurants			$19,648	$19,643
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2022
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (33)	Fair Value (1)(34)
Insurance
High Street Insurance
High Street Buyer, Inc.	First Lien Secured Debt	L+600, 0.75% Floor	04/14/28	$30,113	$29,607	$29,586	(9)(26)
	First Lien Secured Debt - Revolver	L+600, 0.75% Floor	04/16/27	2,203	(37)	(39)	(8)(9)(21) (23)
					29,570	29,547
PGM Holdings Corporation
Turbo Buyer, Inc.	First Lien Secured Debt	L+600, 1.00% Floor	12/02/25	19,230	18,930	18,889	(9)(29)
	First Lien Secured Debt - Revolver	L+575, 1.00% Floor	12/02/25	923	(14)	(16)	(8)(9)(21) (23)
					18,916	18,873
Relation Insurance
AQ Sunshine, Inc.	First Lien Secured Debt	L+600, 1.00% Floor	04/15/25	34,858	31,093	31,447	(9)(21)(23) (26)(28)(29)
	First Lien Secured Debt - Revolver	L+600, 1.00% Floor	04/15/24	1,785	263	280	(9)(20)(21) (23)(29)
					31,356	31,727
		Total Insurance			$79,842	$80,147
Manufacturing, Capital Equipment
AVAD, LLC
Surf Opco, LLC	First Lien Secured Debt - Revolver	L+400, 1.00% Floor	03/17/26	$16,667	$11,564	$11,419	(9)(20)(21) (23)(26)
	Preferred Equity - Class P-1 Preferred	N/A	N/A	33,333 Shares	3,333	6,342	(9)(13)(16)
	Preferred Equity - Class P-2 Preferred	N/A	N/A	85,164 Shares	8,516	1,970	(9)(13)(16)
	Common Equity - Class A-1 Common	N/A	N/A	3,333 Shares	—	85	(9)(13)(16)
					23,413	19,816
Kauffman
Kauffman Holdco, LLC	Common Equity - Common Stock	N/A	N/A	250,000 Shares	250	98	(9)(13)
Kauffman Intermediate, LLC	First Lien Secured Debt	L+650, 1.00% Floor	05/08/25	16,281	16,114	15,843	(9)(30)
	First Lien Secured Debt - Revolver	L+575, 1.00% Floor	05/08/25	1,243	277	277	(9)(21)(23) (28)
					16,641	16,218
MedPlast Holdings Inc.
Viant Medical Holdings, Inc. (fka MedPlast Holdings, Inc.)	Second Lien Secured Debt	L+775, 0.00% Floor	07/02/26	8,000	7,959	7,607	(26)
		Total Manufacturing, Capital Equipment			$48,013	$43,641
Media – Diversified & Production
New Wave Entertainment
NW Entertainment, Inc.	First Lien Secured Debt	L+750 Cash plus 2.00% PIK, 1.00% Floor	08/16/24	$29,195	$28,940	$29,186	(9)(28)
	First Lien Secured Debt - Revolver	L+750, 1.00% Floor	08/16/24	3,078	3,050	3,061	(9)(23)(28)
					31,990	32,247
Nitro World Entertainment
NWE OPCO LP	First Lien Secured Debt	L+650, 2.00% Floor	12/19/22	4,579	4,573	4,572	(9)(26)
Sonar Entertainment
Sonar Entertainment, Inc.	First Lien Secured Debt	L+760, 1.25% Floor	11/15/21	2,475	2,474	2,019	(9)(11)(26)
	First Lien Secured Debt - Revolver	L+760, 1.25% Floor	11/15/21	1,604	1,561	1,308	(9)(11)(23) (26)
					4,035	3,327
		Total Media – Diversified & Production			$40,598	$40,146
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2022
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (33)	Fair Value (1)(34)
Retail
IPS
SI Holdings, Inc.	First Lien Secured Debt	L+600, 1.00% Floor	07/25/25	$31,005	$30,645	$30,780	(9)(26)
	First Lien Secured Debt - Revolver	L+600, 1.00% Floor	07/25/24	3,413	395	404	(9)(21)(23) (26)
		Total Retail			$31,040	$31,184
Telecommunications
Securus Technologies Holdings, Inc.
Securus Technologies Holdings, Inc.	Second Lien Secured Debt	L+825, 1.00% Floor	11/01/25	$7,128	$7,119	$6,843	(28)
		Total Telecommunications			$7,119	$6,843
Transportation – Cargo, Distribution
Beacon Mobility
Beacon Mobility Corp.	First Lien Secured Debt	L+550, 1.00% Floor	05/22/24	$28,266	$13,227	$13,429	(9)(21)(23) (28)
	First Lien Secured Debt - Revolver	P+450	05/22/24	4,145	597	635	(9)(20)(21) (23)(25)
	First Lien Secured Debt - Revolver	L+400, 0.00% Floor	05/22/24	50,000	—	—	(9)(22)(23)
					13,824	14,064
Dynamic Product Tankers (Prime), LLC
Dynamic Product Tankers, LLC (5)	Common Equity - Class A Units	N/A	N/A	N/A	44,432	3,110	(13)(17)(19)(24)
Heniff and Superior
Heniff Holdco, LLC	First Lien Secured Debt	L+575, 1.00% Floor	12/03/26	30,453	30,019	29,582	(9)(26)
	First Lien Secured Debt - Revolver	L+575, 1.00% Floor	12/03/24	3,925	1,331	1,295	(9)(20)(21) (23)(26)
					31,350	30,877
MSEA Tankers LLC
MSEA Tankers LLC (5)	Common Equity - Class A Units	N/A	N/A	N/A	50,258	34,274	(17)(18)(24)
		Total Transportation – Cargo, Distribution			$139,864	$82,325
Wholesale
Banner Solutions
Banner Buyer, LLC	First Lien Secured Debt	L+575, 1.00% Floor	10/31/25	$17,751	$15,111	$15,171	(9)(21)(23) (26)
	First Lien Secured Debt - Revolver	L+575, 1.00% Floor	10/31/25	1,935	623	631	(9)(21)(23) (26)
Banner Parent Holdings, Inc.	Common Equity - Common Stock	N/A	N/A	6,125 Shares	613	539	(9)(13)
					16,347	16,341
Thomas Scientific
BSP-TS, LP	Common Equity - Common Stock	N/A	N/A	185 Shares	185	190	(9)(13)(24)
Thomas Scientific, LLC	First Lien Secured Debt	L+625, 1.00% Floor	12/14/27	31,785	26,056	26,283	(9)(21)(23) (29)
	First Lien Secured Debt - Revolver	L+625, 1.00% Floor	12/14/27	2,963	(56)	(30)	(8)(9)(21) (23)
					26,185	26,443
		Total Wholesale			$42,532	$42,784
Total Investments					$2,745,829	$2,523,173	(6)(7)

____________________

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2022
(In thousands, except share data)

(1)Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (See Note 2 to the financial statements).
(2)Preferred and ordinary shares in Solarplicity UK Holdings Limited are GBP denominated equity investments. Common shares in 1244311 B.C. Ltd. are CAD denominated equity investments.
(3)Denotes investments in which the Company owns greater than 25% of the equity, where the governing documents of each entity preclude the Company from exercising a controlling influence over the management or policies of such entity. The Company does not have the right to elect or appoint more than 25% of the directors or another party has the right to elect or appoint more directors than the Company and has the right to appoint certain members of senior management. Therefore, the Company has determined that these entities are not controlled affiliates. As of March 31, 2022, we had a 100% equity ownership interest in Golden Bear 2016-R, LLC, a collateralized loan obligation, and 26% equity ownership interest in Carbonfree Chemicals SA LLC.
(4)Denotes investments in which we are an “Affiliated Person,” as defined in the 1940 Act, due to holding the power to vote or owning 5% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of March 31, 2021 and March 31, 2022 along with transactions during the year ended March 31, 2022 in these affiliated investments are as follows:

Name of Issuer	Fair Value at March 31, 2021	Gross Additions ●	Gross Reductions ■	Net Change in Unrealized Gains (Losses)	Fair Value at March 31, 2022	Net Realized Gains (Losses)	Interest/Dividend/Other Income
1244311 B.C. Ltd., Common Stock	$1,719	$—	$—	$(743)	$976	$—	$—
1244311 B.C. Ltd., Term Loan	3,822	63	(15)	(70)	3,800	—	245
9357-5991 Quebec Inc., Term Loan	—	—	(215)	—	—	215	—
AIC SPV Holdings II, LLC, Preferred Equity	498	—	—	(143)	355	—	109
Carbonfree Chemicals Holdings LLC, Common Stock	25,424	904	—	15,789	42,117	—	—
Carbonfree Chemicals SA LLC, Class B Units	—	—	—	—	—	—	—
Golden Bear 2016-R, LLC, Membership Interests	11,289	186	—	(1,437)	10,038	—	1,181
GSC Technologies Inc., Term Loan	—	221	(15)	(14)	192	—	16
KLO Acquisition LLC, Term Loan	—	—	(327)	1	—	326	—
Pelican Energy, LLC, Common Stock	2,170	—	(3,701)	2,161	630	—	—
Renew Financial LLC (f/k/a Renewable Funding, LLC), Series B Preferred Stock	42	—	—	(42)	—	—	—
Renew Financial LLC (f/k/a Renewable Funding, LLC), Series D Preferred Stock	28	—	—	(28)	—	—	—
Renew Financial LLC (f/k/a Renewable Funding, LLC), Series E Preferred Stock	5,106	—	—	(118)	4,988	—	—
Renew JV LLC, Membership Interests	776	—	(205)	42	613	—	—
	$50,874	$1,374	$(4,478)	$15,398	$63,709	$541	$1,551
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
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2022
(In thousands, except share data)
(5)Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Fair value as of March 31, 2021 and March 31, 2022 along with transactions during the year ended March 31, 2022 in these controlled investments are as follows:

Name of Issuer	Fair Value at March 31, 2021	Gross Additions ●	Gross Reductions ■	Net Change in Unrealized Gains (Losses)	Fair Value at March 31, 2022	Net Realized Gains (Losses)	Interest/Dividend/Other Income
Majority Owned Company
ChyronHego Corporation, Preferred Equity	$6,151	$—	$—	$9,402	$15,553	$—	$—
ChyronHego Corporation, Revolver	2,226	4,750	—	100	7,076	—	316
ChyronHego Corporation, Term Loan	81,676	5,230	(205)	268	86,969	—	6,692
Dynamic Product Tankers, LLC, Common Stock	25,528	—	(5,374)	(17,044)	3,110	—	—
Dynamic Product Tankers, LLC, Unsecured Term Loan	22,000	—	(22,000)	—	—	—	959
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.), Common Stock	—	—	—	—	—	—	—
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.), Term Loan	8,111	—	(8,542)	27,561	6,204	(20,926)	—
Merx Aviation Finance, LLC, Letter of Credit	—	—	—	—	—	—	—
Merx Aviation Finance, LLC, Membership Interests	125,061	—	(84,500)	(17,052)	23,509	—	—
Merx Aviation Finance, LLC, Revolver	190,500	89,500	(5,000)	—	275,000	—	25,419
MSEA Tankers LLC, Class A Units	57,028	—	(7,403)	(15,351)	34,274		2,059
Controlled Company				—
SHD Oil & Gas, LLC, Series C Units	—	44,065	—	(39,413)	4,652	—	—
SHD Oil & Gas, LLC, Series A Units	—	—	—	—	—	—	—
SHD Oil & Gas, LLC, Tranche A Note	9,899	—	(44,065)	34,159	—	7
SHD Oil & Gas, LLC, Tranche B Note	—	—	—	44,380	—	(44,380)	—
SHD Oil & Gas, LLC, Tranche C Note	25,470	—	—	—	25,470	—	3,009
	$553,650	$143,545	$(177,089)	$27,010	$481,817	$(65,299)	$38,454
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
    As of March 31, 2022, the Company had a 87%, 85%, 96%, 100%, 98% and 38% equity ownership interest in ChyronHego Corporation; Dynamic Product Tankers, LLC; Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.); Merx Aviation Finance, LLC; MSEA Tankers, LLC; and SHD Oil & Gas, LLC (f/k/a Spotted Hawk Development LLC), respectively.
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2022
(In thousands, except share data)

(6)Aggregate gross unrealized gain and loss for federal income tax purposes is $58,579 and $303,980, respectively. Net unrealized loss is $245,401 based on a tax cost of $2,798,608.
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
(17)Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of March 31, 2022, non-qualifying assets represented approximately 11.00% of the total assets of the Company.
(18)As of March 31, 2022, MSEA Tankers, LLC had various classes of limited liability interests outstanding of which the Company holds Class A-1 and Class A-2 units which are identical except that Class A-1 unit is voting and Class A-2 unit is non-voting. The units entitle the Company to appoint two out of three managers to the board of managers.
(19)As of March 31, 2022, Dynamic Product Tankers, LLC had various classes of limited liability interests outstanding of which the Company holds Class A-1 and Class A-3 units which are identical except that Class A-1 unit is voting and Class A-3 unit is non-voting. The units entitle the Company to appoint three out of five managers to the board of managers.
(20)As of March 31, 2022, there were letters of credit issued and outstanding through the Company under this first lien senior secured revolving loan.
(21)The undrawn portion of these committed revolvers and delayed draw term loans includes a commitment and unused fee rate.
(22)A letter of credit associated with this investment has been issued through the Company’s Senior Secured Facility. In the event of draw of funds the related funding would be pro-rated for all existing lenders in the investment.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2022
(In thousands, except share data)
(23)As of March 31, 2022, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 8 to the financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit **	Undrawn Commitment
A&V Holdings Midco, LLC	$1,505	$—	$—	$1,505
Activ Software Holdings, LLC	2,407	—	—	2,407
Alpinex Opco, LLC	5,585	—	—	5,585
AMI US Holdings Inc.	2,907	1,163	—	1,744
Analogic Corporation	1,826	1,304	—	522
AQ Sunshine, Inc.	5,039	286	23	4,730
Banner Buyer, LLC	4,387	645	—	3,742
Beacon Mobility Corp.	68,713	674	28,335	39,704
Berner Food & Beverage, LLC	2,881	1,325	—	1,556
Bird US Opco, LLC	25,680	—	—	25,680
Cerus Corporation	1,500	672	—	828
ChyronHego Corporation	8,000	7,156	—	844
Club Car Wash Operating, LLC	8,971	—	—	8,971
Compu-Link Corporation	2,273	—	—	2,273
Digital.ai Software Holdings, Inc.	2,419	806	—	1,613
EHL Merger Sub, LLC	4,155	—	—	4,155
Eldrickco Limited*	6,088	467	—	5,621
EmpiRx Health LLC	909	—	—	909
Erickson Inc	36,000	27,388	960	7,652
First Heritage Credit, LLC	9,000	1,160	—	7,840
Flock SPV I, LLC	8,000	1,867	—	6,133
Forge Biologics, Inc.	23,334	—	—	23,334
FPG Services, LLC	6,810	—	—	6,810
Gabriel Partners, LLC	665	133	—	532
GB001, Inc.	24,000	—	—	24,000
Go Car Wash Management Corp.	2,439	—	—	2,439
Graffiti Buyer, Inc.	3,920	414	—	3,506
Guernsey Holdings SDI LA LLC	1,167	—	—	1,167
Gutter Buyer, Inc.	2,727	2,045	94	588
Heniff Holdco, LLC	3,925	1,374	281	2,270
High Street Buyer, Inc.	2,203	—	—	2,203
Hive Intermediate, LLC	2,326	—	—	2,326
HRO (Hero Digital) Holdings, LLC	10,213	—	31	10,182
HSI HALO Acquisition, Inc.	3,492	136	—	3,356
IMA Group Management Company, LLC	4,277	260	—	4,017
Jacent Strategic Merchandising	3,500	3,494	—	6
JF Acquisition, LLC	1,569	—	—	1,569
Kauffman Intermediate, LLC	1,243	311	—	932
KDC US Holdings	6,020	692	40	5,288
Keystone Acquisition Corp.	2,935	—	—	2,935
Kindeva Drug Delivery L.P.	167	150	—	17
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2022
(In thousands, except share data)

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit **	Undrawn Commitment
KL Charlie Acquisition Company	9,962	—	—	9,962
Kure Pain Holdings, Inc.	2,654	—	—	2,654
Lash OpCo, LLC	3,136	—	—	3,136
LendingPoint LLC	13,244	8,333	—	4,911
Lifelong Learner Holdings, LLC	2,985	2,982	—	3
Liqui-Box Holdings, Inc.	3,560	2,036	79	1,445
LS Clinical Services Holdings, Inc.	1,875	281	—	1,594
Magnate Holding Corp.	3,150	3,150	—	—
Mannkind Corporation	30,000	—	—	30,000
Marlin DTC-LS Midco 2, LLC	685	—	—	685
Maxor National Pharmacy Services, LLC	1,558	—	—	1,558
Medical Guardian, LLC	8,572	—	—	8,572
MEP-TS Midco, LLC	1,452	—	—	1,452
Merx Aviation Finance, LLC	275,177	275,000	177	—
Midwest Vision Partners Management, LLC	3,029	612	—	2,417
Momentx Corporation	1,257	—	—	1,257
Naviga Inc. (fka Newscycle Solutions, Inc.)	500	280	—	220
Nemo (BC) Bidco Pty Ltd*	174	—	—	174
New Era Technology, Inc.	3,147	612	—	2,535
Norvax, LLC	3,182	2,466	—	716
NW Entertainment, Inc.	3,078	3,078	—	—
Orchard Therapeutics PLC	22,333	—	—	22,333
Ortega National Parks, LLC	8,251	—	—	8,251
Pace Health Companies, LLC	500	—	105	395
Paladone Group Bidco Limited	3,295	—	—	3,295
Paladone Group Bidco Limited*	464	—	—	464
Papershop Holdco Inc.	3,082	1,524	—	1,558
Paragon 28, Inc.	4,500	—	—	4,500
Partner Therapeutics, Inc	1,000	—	—	1,000
PHS Buyer, Inc.	2,000	400	—	1,600
Precision Refrigeration & Air Conditioning LLC	1,705	—	—	1,705
Premier Imaging, LLC	4,680	—	—	4,680
Project Comfort Buyer, Inc.	3,462	—	—	3,462
Protein For Pets Opco, LLC	2,219	—	—	2,219
Pro-Vigil Holding Company, LLC	3,733	—	—	3,733
Purchasing Power Funding I, LLC	9,113	1,142	—	7,971
Radius Health, Inc.	5,833	—	—	5,833
Roscoe Medical, Inc	1,393	819	—	574
Shelby 2021 Holdings Corp.	2,436	—	—	2,436
SI Holdings, Inc.	3,413	427	—	2,986
Simeio Group Holdings, Inc.	1,731	—	—	1,731
Sirsi Corporation	429	—	—	429
Sonar Entertainment, Inc.	1,604	1,604	—	—
Springbrook Holding Company, LLC	1,463	—	—	1,463
Surf Opco, LLC	16,667	11,564	334	4,769
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2022
(In thousands, except share data)

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit **	Undrawn Commitment
Telesoft Holdings, LLC	2,273	—	—	2,273
Ten-X, LLC	4,680	—	—	4,680
TGG TS Acquisition Company	1,750	750	—	1,000
The Emmes Company, LLC	2,449	2,449	—	—
THLP CO. LLC	4,494	1,202	79	3,213
Thomas Scientific, LLC	8,148	—	—	8,148
TNT Crust LLC	3,252	3,101	—	151
Truck-Lite Co., LLC	4,175	262	81	3,832
Turbo Buyer, Inc.	923	—	—	923
U.S. Auto Finance, Inc.	24,013	2,417	—	21,596
Ultimate Baked Goods Midco LLC	3,243	2,027	365	851
Unchained Labs, LLC	5,565	—	—	5,565
Upstack Holdco Inc.	6,600	—	110	6,490
USLS Acquisition, Inc.	1,608	750	94	764
WelldyneRX, LLC	1,923	—	—	1,923
Westfall Technik, Inc.	2,019	2,019	—	—
Wildcat BuyerCo, Inc.	1,854	—	—	1,854
Total Commitments	$871,829	$385,209	$31,188	$455,432
____________________
* These investments are in a foreign currency and the total commitment has been converted to USD using the March 31, 2022 exchange rate.
** For all letters of credit issued and outstanding on March 31, 2022, $1,910 will expire in 2022, $29,263 will expire in 2023 and $15 will expire in 2024.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2022
(In thousands, except share data)

(24)Securities that are exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2022, the aggregate fair value of these securities is $135,545 or 13.50% of the Company's net assets. The acquisition dates of the restricted securities are as follows:

Issuer	Investment Type	Acquisition Date
1244311 B.C. Ltd.	Common Equity - Common Stock	9/30/2020
AIC SPV Holdings II, LLC	Preferred Equity - Preferred Stock	6/1/2017
BSP-TS, LP	Common Equity - Common Stock	12/14/2021
Carbonfree Chemicals Holdings LLC	Common Equity - Common Equity / Interest	11/19/2019
Carbonfree Chemicals SA LLC	Common Equity - Class B Units	11/1/2019
ChyronHego Corporation	Preferred Equity - Preferred Equity	12/29/2020
Dynamic Product Tankers, LLC	Common Equity - Class A Units	4/8/2015
FCP-Hive Holdings, LLC	Common Equity - Common Stock	9/22/2021
FCP-Hive Holdings, LLC	Preferred Equity - Preferred Equity	9/22/2021
Gainline Galaxy Holdings LLC	Common Equity - Common Stock	11/12/2021
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.)	Common Equity - Common Stock	3/29/2016
Graffiti Parent, LP	Common Equity - Common Stock	8/10/2021
HRO Holdings I LP	Common Equity - Common Stock	11/18/2021
Merx Aviation Finance, LLC	Common Equity - Membership Interests	7/1/2021
MSEA Tankers LLC	Common Equity - Class A Units	12/12/2014
Owl Parent Holdings, LLC	Common Equity - Common Stock	2/4/2022
Paladone Group Holdings Limited	Common Equity - Common Stock	11/12/2021
Pelican Energy, LLC	Common Equity - Membership Interests	3/28/2012
Renew Financial LLC (f/k/a Renewable Funding, LLC)	Preferred Equity - Series E Preferred Stock	12/23/2020
Renew Financial LLC (f/k/a Renewable Funding, LLC)	Preferred Equity - Series D Preferred Stock	10/1/2015
Renew Financial LLC (f/k/a Renewable Funding, LLC)	Preferred Equity - Series B Preferred Stock	4/9/2014
Renew JV LLC	Common Equity - Membership Interests	9/5/2019
RMCF IV CIV XXXV, L.P.	Common Equity - Common Stock	6/8/2021
SHD Oil & Gas, LLC	Common Equity - Series C Units	12/27/2012
SHD Oil & Gas, LLC	Common Equity - Series A Units	11/18/2016
SMC IR Holdings, LLC	Common Equity - Common Stock	3/8/2022
(25)The interest rate on these loans is subject to Prime, which as of March 31, 2022 was 3.50%
(26)The interest rate on these loans is subject to 1 month LIBOR, which as of March 31, 2022 was 0.45%
(27)The interest rate on these loans is subject to SOFR, which as of March 31, 2022 was 0.29%
(28)The interest rate on these loans is subject to 3 months LIBOR, which as of March 31, 2022 was 0.96%
(29)The interest rate on these loans is subject to 6 months LIBOR, which as of March 31, 2022 was 1.47%
(30)The interest rate on these loans is subject to 12 months LIBOR, which as of March 31, 2022 was 2.10%
(31)The interest rate on these loans is subject to SONIA, which as of March 31, 2022 was 0.69%
(32)The interest rate on these loans is subject to 6 months BBSW, which as of March 31, 2022 was 0.71%

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2022
(In thousands, except share data)
(33)The following shows the composition of the Company’s portfolio at cost by control designation, investment type and industry as of March 31, 2022:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Non-Controlled / Non-Affiliated Investments
Advertising, Printing & Publishing	$41,379	$—	$—	$—	$—	$432	$—	$41,811
Aerospace & Defense	27,378	—	—	—	—	—	—	27,378
Automotive	54,077	23,605	—	—	—	350	—	78,032
Aviation and Consumer Transport	17,179	—	—	—	—	—	—	17,179
Beverage, Food & Tobacco	127,010	—	—	—	448	2,208		129,666
Business Services	213,118	68,216	—	—	89	1,890	—	283,313
Chemicals, Plastics & Rubber	23,041	—	—	—	—	—	—	23,041
Construction & Building	30,116	—	—	—	—	500	—	30,616
Consumer Goods – Durable	15,712	—	—	—	—	107	—	15,819
Consumer Goods – Non-Durable	72,959	1,716	—	—	462	2,134	—	77,271
Consumer Services	173,065	—	—	—	—	—	—	173,065
Diversified Investment Vehicles, Banking, Finance, Real Estate	44,427	—	—	—	—	—	—	44,427
Education	36,322	—	—	—	—	—	—	36,322
Energy – Electricity	7,231	—	—	—	5,623	4	—	12,858
Environmental Industries	8,129	—	—	—	—	—	—	8,129
Healthcare & Pharmaceuticals	402,558	—	—	—	333	1,015	135	404,041
High Tech Industries	283,974	—	—	—	—	1,000	—	284,974
Hotel, Gaming, Leisure, Restaurants	19,648	—	—	—	—	—	—	19,648
Insurance	79,842	—	—	—	—	—	—	79,842
Manufacturing, Capital Equipment	27,954	7,959	—	—	11,850	250	—	48,013
Media – Diversified & Production	40,598	—	—	—	—	—	—	40,598
Retail	31,040	—	—	—	—	—	—	31,040
Telecommunications	—	7,119	—	—	—	—	—	7,119
Transportation – Cargo, Distribution	45,174	—	—	—	—	—	—	45,174
Wholesale	41,735	—	—	—	—	797	—	42,532
Total Non-Controlled / Non-Affiliated Investments	$1,863,666	$108,615	$—	$—	$18,805	$10,687	$135	$2,001,908
Non-Controlled / Affiliated Investments
Chemicals, Plastics & Rubber	$—	$—	$—	$—	$—	$78,729	$—	$78,729
Consumer Goods – Durable	4,263	—	—	—	—	1,000	—	5,263
Diversified Investment Vehicles, Banking, Finance, Real Estate	—	—	—	16,998	—	—	—	16,998
Energy – Electricity	—	—	—	—	16,347	467	—	16,814
Energy – Oil & Gas	—	—	—	—	—	13,062	—	13,062
Total Non-Controlled / Affiliated Investments	$4,263	$—	$—	$16,998	$16,347	$93,258	$—	$130,866
Controlled Investments
Aviation and Consumer Transport	$275,000	$—	$—	$—	$—	$35,800	$—	$310,800
Energy – Oil & Gas	24,728	7,458	—	—	—	75,555	—	107,741
High Tech Industries	93,824	—	—	—	6,000	—	—	99,824
Transportation – Cargo, Distribution	—	—	—	—	—	94,690	—	94,690
Total Controlled Investments	$393,552	$7,458	$—	$—	$6,000	$206,045	$—	$613,055
Total	$2,261,481	$116,073	$—	$16,998	$41,152	$309,990	$135	$2,745,829

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2022
(In thousands, except share data)
(34) The following shows the composition of the Company’s portfolio at fair value by control designation, investment type and industry as of March 31, 2022:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total	% of Net Assets
Non-Controlled / Non-Affiliated Investments
Advertising, Printing & Publishing	$41,717	$—	$—	$—	$—	$565	$—	$42,282	4.2%
Aerospace & Defense	27,027	—	—	—	—	—	—	27,027	2.7%
Automotive	53,304	19,725	—	—	—	420	—	73,449	7.3%
Aviation and Consumer Transport	17,271	—	—	—	—	—	—	17,271	1.7%
Beverage, Food & Tobacco	126,777	—	—	—	484	3,081	—	130,342	13.0%
Business Services	212,157	55,508	—	—	89	2,483	—	270,237	26.9%
Chemicals, Plastics & Rubber	22,786	—	—	—	—	—	—	22,786	2.3%
Construction & Building	30,182	—	—	—	—	1,226	—	31,408	3.1%
Consumer Goods – Durable	15,858	—	—	—	—	505	—	16,363	1.6%
Consumer Goods – Non-durable	72,874	1,957	—	—	37	2,018	—	76,886	7.7%
Consumer Services	174,245	—	—	—	—	—	—	174,245	17.3%
Diversified Investment Vehicles, Banking, Finance, Real Estate	44,603	—	—	—	—	—	—	44,603	4.4%
Education	39,059	—	—	—	—	—	—	39,059	3.9%
Energy – Electricity	1,874	—	—	—	—	—	—	1,874	0.2%
Environmental Industries	8,226	—	—	—	—	—	—	8,226	0.8%
Healthcare & Pharmaceuticals	402,851	—	—	—	343	3,004	99	406,297	40.4%
High Tech Industries	284,533	—	—	—	—	1,430	—	285,963	28.4%
Hotel, Gaming, Leisure, Restaurants	19,643	—	—	—	—	—	—	19,643	2.0%
Insurance	80,147	—	—	—	—	—	—	80,147	8.0%
Manufacturing, Capital Equipment	27,539	7,607	—	—	8,313	182	—	43,641	4.3%
Media – Diversified & Production	40,146	—	—	—	—	—	—	40,146	4.0%
Retail	31,184	—	—	—	—	—	—	31,184	3.1%
Telecommunications	—	6,843	—	—	—	—	—	6,843	0.7%
Transportation – Cargo, Distribution	44,941	—	—	—	—	—	—	44,941	4.5%
Wholesale	42,055	—	—	—	—	729	—	42,784	4.3%
Total Non-Controlled / Non-Affiliated Investments	$1,860,999	$91,640	$—	$—	$9,266	$15,643	$99	$1,977,647	196.8%
% of Net Assets	185.2%	9.1%	—%	—%	0.9%	1.6%	—%	196.8%
Non-Controlled / Affiliated Investments
Chemicals, Plastics & Rubber	$—	$—	$—	$—	$—	$42,117	$—	$42,117	4.1%
Consumer Goods – Durable	3,992	—	—	—	—	976	—	4,968	0.5%
Diversified Investment Vehicles, Banking, Finance, Real Estate	—	—	—	10,038	—	—	—	10,038	1.0%
Energy – Electricity	—	—	—	—	5,343	613	—	5,956	0.6%
Energy – Oil & Gas	—	—	—	—	—	630	—	630	0.1%
Total Non-Controlled / Affiliated Investments	$3,992	$—	$—	$10,038	$5,343	$44,336	$—	$63,709	6.3%
% of Net Assets	0.4%	—%	—%	1.0%	0.5%	4.4%	—%	6.3%
Controlled Investments
Aviation and Consumer Transport	$275,000	$—	$—	$—	$—	$23,509	$—	$298,509	29.7%
Energy – Oil & Gas	25,470	6,204	—	—	—	4,652	—	36,326	3.6%
High Tech Industries	94,045	—	—	—	15,553	—	—	109,598	10.9%
Transportation – Cargo, Distribution	—	—	—	—	—	37,384	—	37,384	3.7%
Total Controlled Investments	$394,515	$6,204	$—	$—	$15,553	$65,545	$—	$481,817	47.9%
% of Net Assets	39.3%	0.6%	—%	—%	1.5%	6.5%	—%	47.9%
Total	$2,259,506	$97,844	$—	$10,038	$30,162	$125,524	$99	$2,523,173	251.0%
% of Net Assets	224.9%	9.7%	—%	1.0%	2.9%	12.5%	0.0%	251.0%
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2022
(In thousands, except share data)

Industry Classification	Percentage of Total Investments (at Fair Value) as of March 31, 2022
Healthcare & Pharmaceuticals	16.1%
High Tech Industries	15.7%
Aviation and Consumer Transport	12.5%
Business Services	10.7%
Consumer Services	6.9%
Beverage, Food & Tobacco	5.2%
Transportation – Cargo, Distribution	3.3%
Insurance	3.2%
Consumer Goods – Non-durable	3.0%
Automotive	2.9%
Chemicals, Plastics & Rubber	2.6%
Diversified Investment Vehicles, Banking, Finance, Real Estate	2.2%
Manufacturing, Capital Equipment	1.7%
Wholesale	1.7%
Advertising, Printing & Publishing	1.7%
Media – Diversified & Production	1.6%
Education	1.5%
Energy – Oil & Gas	1.5%
Construction & Building	1.2%
Retail	1.2%
Aerospace & Defense	1.1%
Consumer Goods – Durable	0.8%
Hotel, Gaming, Leisure, Restaurants	0.8%
Environmental Industries	0.3%
Energy – Electricity	0.3%
Telecommunications	0.3%
Total Investments	100.0%
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
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2021
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (28)	Fair Value (1)(29)
Manufacturing, Capital Equipment
AVAD, LLC
AVAD Canada Ltd.	First Lien Secured Debt - Revolver	N/A	10/02/23	$284	$274	$283	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	10/02/23	1,049	(10)	(1)	(8)(9) (21)(23)
Surf Opco, LLC	First Lien Secured Debt - Revolver	5.00% (1M L+400, 1.00% Floor)	03/16/26	1,667	1,667	1,667	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	03/16/26	15,000	—	—	(9)(21) (23)
	Preferred Equity - Class P-1 Preferred	N/A	N/A	33,333 Shares	3,333	6,667	(9)(16) (25)
	Preferred Equity - Class P-2 Preferred	N/A	N/A	85,164 Shares	8,516	3,328	(9)(16) (25)
	Common Equity - Class A-1 Common	N/A	N/A	3,333 Shares	—	215	(9)(16) (25)
					16,327	13,799
Kauffman
Kauffman Holdco, LLC	Common Equity - Common Stock	N/A	N/A	250,000 Shares	250	51	(9)(13)
Kauffman Intermediate, LLC	First Lien Secured Debt	7.50% (3M L+650, 1.00% Floor)	05/08/25	16,665	16,436	15,960	(9)
	First Lien Secured Debt - Revolver	7.50% (1M L+650, 1.00% Floor)	05/08/25	78	78	74	(9)(23)
	First Lien Secured Debt - Revolver	7.50% (3M L+650, 1.00% Floor)	05/08/25	388	388	372	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	05/08/25	1,165	(35)	(49)	(8)(9) (21)(23)
	First Lien Secured Debt - Letter of Credit	6.50%	07/25/21	155	—	(7)	(8)(9) (23)
					17,117	16,401
MedPlast Holdings Inc.
MedPlast Holdings Inc.	Second Lien Secured Debt	7.86% (1M L+775)	07/02/26	8,000	7,947	7,619
		Total Manufacturing, Capital Equipment			$41,391	$37,819
Media – Diversified & Production
New Wave Entertainment
NW Entertainment, Inc.	First Lien Secured Debt	10.00% (3M L+700 Cash plus 2.00% PIK, 1.00% Floor)	08/16/24	$26,450	$26,101	$25,130	(9)(19)
	First Lien Secured Debt - Revolver	8.00% (3M L+700, 1.00% Floor)	08/16/24	3,061	3,021	2,909	(9)(19) (23)
					29,122	28,039
Nitro World Entertainment
NWE OPCO LP	First Lien Secured Debt	8.50% (1M L+650, 2.00% Floor)	12/19/22	4,815	4,801	4,790	(9)
Sonar Entertainment
Sonar Entertainment, Inc.	First Lien Secured Debt	8.85% (1M L+760, 1.25% Floor)	11/15/21	6,849	6,824	5,651	(9)(19)
	First Lien Secured Debt - Revolver	8.85% (1M L+760, 1.25% Floor)	11/15/21	3,304	3,304	2,726	(9)(19) (23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	11/15/21	19,527	(83)	—	(9)(21) (23)
					10,045	8,377
		Total Media – Diversified & Production			$43,968	$41,206
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
    As of March 31, 2021, the Company had a 78%, 85%, 47%, 100%, 98% and 38% equity ownership interest in ChyronHego Corporation, Dynamic Product Tankers, LLC; Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.); Merx Aviation Finance, LLC; MSEA Tankers, LLC; and SHD Oil & Gas, LLC (f/k/a Spotted Hawk Development LLC), respectively
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2021
(In thousands, except share data)

(6)Aggregate gross unrealized gain and loss for federal income tax purposes is $62,170 and $391,419, respectively. Net unrealized loss is $329,249 based on a tax cost of $2,828,580.
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
____________________
* These investments are in a foreign currency and the total commitment has been converted to USD using the March 31, 2021 exchange rate
(24)As of March 31, 2021, Dynamic Product Tankers, LLC had various classes of limited liability interests outstanding of which the Company holds Class A-1 and Class A-3 units which are identical except that Class A-1 unit is voting and Class A-3 unit is non-voting. The units entitle the Company to appoint three out of five managers to the board of managers.

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

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2021
(In thousands, except share data)
(26)he following shows the composition of the Company’s portfolio at cost by control designation, investment type and industry as of March 31, 2021:

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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Note 1. Organization
Apollo Investment Corporation (the “Company,” “Apollo Investment,” “AIC,” “we,” “us,” or “our”), a Maryland corporation incorporated on February 2, 2004, is a closed-end, externally managed, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We commenced operations on April 8, 2004 receiving net proceeds of $870,000 from our initial public offering by selling 62 million shares of common stock at a price of $15.00 per share (20.7 million shares at a price of $45.00 per share adjusted for the one-for-three reverse stock split). Since then, and through March 31, 2022, we have raised approximately $2,210,067 in net proceeds from additional offerings of common stock and repurchased common stock for $244,172.
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
Cash and cash equivalents are carried at cost which approximates fair value. Cash equivalents held as of March 31, 2022 was $30,033. Cash equivalents held as of March 31, 2021 was $50,180.
Collateral on Option Contracts
Collateral on option contracts represents restricted cash held by our counterparty as collateral against our derivative instruments until such contracts mature or are settled upon per agreement of buyer and seller of the contract. In accordance with Accounting Standards Update No. 2016-18, Statement of Cash Flows: Restricted Cash, the Statements of Cash Flows outline the changes in cash, including both restricted and unrestricted cash, cash equivalents and foreign currencies. As of March 31, 2022 and March 31, 2021 the Company did not hold any derivative contracts.

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
Investments determined by these valuation procedures which have a fair value of less than $1 million during the prior fiscal quarter may be valued based on inputs identified by the Investment Adviser without the necessity of obtaining valuation from an independent valuation firm, if once annually an independent valuation firm using the procedures described herein provides an independent assessment of value. Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. During the year ended March 31, 2022, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.
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

As of March 31, 2022 and March 31, 2021 the company did not hold any derivative contracts.
Offsetting Assets and Liabilities
The Company has elected not to offset cash collateral against the fair value of derivative contracts. The fair values of these derivatives are presented on a gross basis, even when derivatives are subject to master netting agreements.

As of March 31, 2022 and March 31, 2021 the company did not hold any derivative contracts.

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
Federal and State Income Taxes
We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must (among other requirements) meet certain source-of-income and asset diversification requirements and timely distribute to its stockholders at least 90% of its investment company taxable income as defined by the Code, for each year. The Company (among other requirements) has made and intends to continue to make the requisite distributions to its stockholders, which will generally relieve the Company from corporate-level income taxes. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to stockholders through March 31, 2022 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ending March 31, 2022. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividend and distributions and other permanent book and tax difference are reclassified to paid-in capital.

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
We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the financial statements. As of March 31, 2022, there were no uncertain tax positions and no amounts accrued for interest or penalties. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal.
Retroactive Adjustments for Common Stock Reverse Split
The Company’s Board of Directors approved a one-for-three reverse stock split of the Company’s common stock on October 30, 2018 which was effective as of close of business as of November 30, 2018 (the “Reverse Stock Split”). All common share and common per share amounts in the financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this reverse stock split as disclosed in Note 7.
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
For accounting purposes only, we are required under GAAP to accrue a theoretical capital gains incentive fee based upon net realized capital gains and unrealized capital gain and loss on investments held at the end of each period. The accrual of this theoretical capital gains incentive fee assumes all unrealized capital gain and loss is realized in order to reflect a theoretical capital gains incentive fee that would be payable to the Investment Adviser at each measurement date. There was no accrual for theoretical capital gains incentive fee for the years ended March 31, 2022 and 2021. It should be noted that a fee so calculated and accrued would not be payable under the Investment Advisers Act of 1940 (“the Advisers Act”) or the investment advisory management agreement, and would not be paid based upon such computation of capital gains incentive fees in subsequent periods. Amounts actually paid to the Investment Adviser will be consistent with the Advisers Act and formula reflected in the investment advisory management agreement which specifically excludes consideration of unrealized capital gain.
For the years ended March 31, 2022, 2021 and 2020, the Company recognized $36,142, $36,434 and $40,360, respectively, of management fees, and $11,681, $0 and $1,983, respectively, of incentive fees before impact of waived fees. For the years ended March 31, 2022, 2021 and 2020 no management fees were waived (as not applicable). For the years ended March 31, 2022, 2021 and 2020 no incentive fees were waived.
As of March 31, 2022 and March 31, 2021, management and performance-based incentive fees payable were $9,912 and $8,666, respectively.

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
For the years ended March 31, 2022, 2021 and 2020 management fee offset was $247, $25 and $0, respectively.
Administration Agreement with AIA
The Company has also entered into an administration agreement with the Administrator (the “Administration Agreement”) under which AIA provides administrative services for the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator and requested to be reimbursed by the Administrator in performing its obligations under the Administration Agreement. The expenses include rent and the Company’s allocable portion of compensation and other related expenses for its Chief Financial Officer, Chief Legal Officer and Chief Compliance Officer and their respective staffs. For the years ended March 31, 2022, 2021 and 2020, the Company recognized administrative services expense under the Administration Agreement of $5,835, $4,765 and $6,335, respectively. There was no payable to AIA and its affiliates for expenses paid on our behalf as of March 31, 2022 and March 31, 2021.
Administrative Service Expense Reimbursement
Merx Aviation Finance, LLC (“Merx”), a wholly-owned portfolio company of the Company, has entered into an administration agreement with the Administrator (the “Merx Administration Agreement”) under which AIA provides administrative services to Merx and several Merx managed entities. For the years ended March 31, 2022, 2021 and 2020, the Company recognized administrative service expense reimbursements of $300, $300 and $300, respectively.
Debt Expense Reimbursements
The Company has also entered into debt expense reimbursement agreements with Merx and several other portfolio companies, which will reimburse the Company for reasonable out-of-pocket expenses incurred, including any interest, fees or other amounts incurred by the Company in connection with letters of credit issued on their behalf. For the years ended March 31, 2022, 2021 and 2020, the Company recognized debt expense reimbursements of $43, $62 and $133, respectively, under the debt expense reimbursement agreements.

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
As of March 31, 2022, the Company’s co-investment holdings were 71% of the portfolio or $1,783,052, measured at fair value. On a cost basis, 65% of the portfolio or $1,780,779 were co-investments. As of March 31, 2021, the Company’s co-investment holdings were 63% of the portfolio or $1,542,275, measured at fair value. On a cost basis, 57% of the portfolio or $1,545,567 were co-investments.
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

On July 1, 2021, $84,500 of the Merx common equity held by the Company was converted into the Merx first lien secured revolver. The balance of the Merx revolver as of March 31, 2022 was $275,000.
Note 4. Earnings Per Share
The following table sets forth the computation of earnings (loss) per share (“EPS”), pursuant to ASC 260-10, for the years ended March 31, 2022, 2021 and 2020:

	Year Ended March 31,
	2022	2021	2020
Basic and Diluted Earnings (Loss) Per Share
Net increase (decrease) in net assets resulting from operations	$82,364	$111,861	$(116,064)
Weighted average shares outstanding	64,516,533	65,259,176	67,228,771
Basic and diluted earnings (loss) per share	$1.28	$1.71	$(1.73)

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
Note 5. Investments
Fair Value Measurement and Disclosures
The following table shows the composition of our investment portfolio as of March 31, 2022, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$2,261,481	$2,259,506	$—	$—	$2,259,506
Second Lien Secured Debt	116,073	97,844	—	—	97,844
Structured Products and Other	16,998	10,038	—	—	10,038
Preferred Equity	41,152	30,162	—	—	30,162
Common Equity/Interests	309,990	125,524	1,230	—	124,294
Warrants	135	99	—	—	99
Total Investments	$2,745,829	$2,523,173	$1,230	$—	$2,521,943

The following table shows the composition of our investment and derivative portfolio as of March 31, 2021, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

The following table shows changes in the fair value of our Level 3 investments during the year ended March 31, 2022:

	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Fair value as of March 31, 2021	$1,907,807	$237,609	$22,000	$11,289	$22,537	$245,830	$1,595	$2,448,667
Net realized gains (losses)	(42,356)	(20,440)	25	—	—	696	—	(62,075)
Net change in unrealized gains (losses)	85,621	23,598	—	(1,437)	7,177	(69,675)	(1,420)	43,864
Net amortization on investments	18,725	2,188	—	—	—	—	—	20,913
Purchases, including capitalized PIK (3)	1,233,100	2,442	—	186	448	49,057	—	1,285,233
Sales (3)	(932,673)	(147,553)	(22,025)	—	—	(102,004)	(76)	(1,204,331)
Transfers out of Level 3 (1)	(10,718)	—	—	—	—	—	—	(10,718)
Transfers into Level 3 (1)	—	—	—	—	—	390	—	390
Fair value as of March 31, 2022	$2,259,506	$97,844	$—	$10,038	$30,162	$124,294	$99	$2,521,943

Net change in unrealized gains (losses) on Level 3 investments still held as of March 31, 2022	$7,385	$1,425	$—	$(1,429)	$7,177	$(34,834)	$(4)	$(20,280)
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
(2)Includes unfunded commitments measured at fair value of $(2,091).
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of March 31, 2022 and March 31, 2021. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.
The unobservable inputs used in the fair value measurement of our Level 3 investments as of March 31, 2022 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range		Weighted Average (1)
First Lien Secured Debt	$275,000	Discounted Cash Flow	Discount Rate	12.0%	12.0%	12.0%
		Residual Value	Residual Value	N/A	N/A	N/A
	62,975	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	558	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
	28,798	Recovery Analysis	Sale Proceeds	N/A	N/A	N/A
	1,892,175	Yield Analysis	Discount Rate	5.1%	52.3%	8.9%
Second Lien Secured Debt	5,657	Market Comparable Technique	Comparable Multiple	12.3x	12.3x	12.3x
	6,444	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
	85,743	Yield Analysis	Discount Rate	6.9%	19.1%	13.0%
Structured Products and Other	10,038	Discounted Cash Flow	Discount Rate	9.8%	9.8%	9.8%
Preferred Equity	355	Discounted Cash Flow	Discount Rate	10.0%	10.0%	10.0%
	24,741	Market Comparable Technique	Comparable Multiple	0.1x	22.8x	14.4x
	4,988	Option Pricing Model	Expected Volatility	80.0%	80.0%	80.0%
	78	Residual Value	Residual Value	N/A	N/A	N/A
	—	Yield Analysis	Discount Rate	52.3%	52.3%	52.3%
Common Equity/Interests	613	Discounted Cash Flow	Discount Rate	10.0%	52.3%	10.0%
	57,782	Discounted Cash Flow	Discount Rate	10.1%	11.0%	10.6%
		Residual Value	Residual Value	N/A	N/A	N/A
	14,766	Market Comparable Technique	Comparable Multiple	0.1x	20.9x	10.9x
	42,331	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	—	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
	7,762	Recovery Analysis	Sale Proceeds	N/A	N/A	N/A
	85	Market Comparable Technique	Comparable Multiple	22.8x	22.8x	22.8x
		Option Pricing Model	Expected Volatility	30.0%	30.0%	30.0%
	325	N/A - Public	N/A - Public	N/A	N/A	N/A
	630	Sale Proceeds	Sale Proceeds	N/A	N/A	N/A
Warrants	99	Option Pricing Model	Expected Volatility	60.0%	60.0%	60.0%
Total Level 3 Investments	$2,521,943
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
Investment Transactions
For the years ended March 31, 2022, 2021 and 2020, purchases of investments on a trade date basis were $1,140,849, $617,096 and $1,866,272, respectively. For the years ended March 31, 2022, 2021 and 2020, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $1,074,927, $997,924 and $1,265,631, respectively.
PIK Income
The Company holds loans and other investments, including certain preferred equity investments, that have contractual PIK income. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. During the years ended March 31, 2022, 2021 and 2020, PIK income earned was $4,075, $6,506 and $10,936, respectively.
The following table shows the change in capitalized PIK balance for the years ended March 31, 2022, 2021 and 2020:

	Year Ended March 31,
	2022	2021	2020
PIK balance at beginning of period	$41,947	$37,481	$23,720
PIK income capitalized	4,318	6,774	20,083
Adjustments due to investments exited or written off	(7,038)	—	—
PIK income received in cash	—	(2,308)	(6,322)
PIK balance at end of period	$39,227	$41,947	$37,481

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
Dividend Income on CLOs
The Company holds structured products and other investments. The CLO equity investments are entitled to recurring distributions which are generally equal to the excess cash flow generated from the underlying investments after payment of the contractual payments to debt holders and fund expenses. The Company records as dividend income the accretable yield from its beneficial interests in structured products such as CLOs based upon a number of cash flow assumptions that are subject to uncertainties and contingencies. During the years ended March 31, 2022, 2021 and 2020 dividend income from structured products was $1,290, $1,308 and $1,286, respectively.
Investments on Non-Accrual Status
As of March 31, 2022, 1.3% of total investments at amortized cost, or 0.6% of total investments at fair value, were on non-accrual status. As of March 31, 2021, 5.7% of total investments at amortized cost, or 1.4% of total investments at fair value, were on non-accrual status.
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
Our investment in Merx Aviation Finance, LLC as of March 31, 2022 exceeded the threshold in at least one of the tests. Accordingly, we are attaching the audited financial statements of Merx Aviation Finance, LLC to Form 10-K.
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
The Company’s outstanding debt obligations as of March 31, 2022 were as follows:

	Date Issued/Amended	Total Aggregate Principal Amount Committed		Principal Amount Outstanding		Fair Value		Final Maturity Date
Senior Secured Facility	12/22/2020	$1,810,000	**	$1,080,468	*	$1,080,468	(1)	12/22/2025
2025 Notes	3/3/2015	350,000		350,000		350,399	(2)	3/3/2025
2026 Notes	7/16/2021	125,000		125,000		117,687	(2)	7/16/2026
Total Debt Obligations		$2,285,000		$1,555,468		$1,548,554
Deferred Financing Cost and Debt Discount				$(4,860)
Total Debt Obligations, net of Deferred Financing Cost and Debt Discount				$1,550,608
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
** Lender commitments will remain $1,810,000 through November 19, 2022 and will then decrease to $1,705,000 thereafter

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(1)The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of March 31, 2022. The valuation is based on a yield analysis and discount rate commensurate with the market yields for similar types of debt.
(2)The fair value of these debt obligations would be categorized as Level 2 under ASC 820 as of March 31, 2022. The valuation is based on broker quoted prices.
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
Senior Secured Facility
On December 22, 2020, the Company amended and restated its senior secured, multi-currency, revolving credit facility (the “Senior Secured Facility”), previously amended and restated as of November 19, 2018. Lender commitments in the amended and restated agreement will remain $1,810,000 through November 19, 2022 and will decrease to $1,705,000 thereafter. The amended and restated agreement extended the final maturity date through December 22, 2025, and includes an accordion provision which allows the Company to increase the total commitments under the existing revolving facility up to an aggregate principal amount of $2,715,000 from new or existing lenders on the same terms and conditions as the existing commitments. The Senior Secured Facility is secured by substantially all of the assets in the Company’s portfolio, including cash and cash equivalents. Commencing December 22, 2024, the Company is required to repay, in twelve consecutive monthly installments of equal size, the outstanding amount under the Senior Secured Facility as of December 22, 2024. In addition, the stated interest rate on the facility remains as a formula-based calculation based on a minimum borrowing base, resulting in a stated interest rate, depending on the type of borrowing, of (a) either LIBOR plus 1.75% per annum or LIBOR plus 2.00% per annum, or (b) either Alternate Base Rate plus 0.75% per annum or Alternate Base Rate plus 1% per annum. As of March 31, 2022, the stated interest rate on the facility was LIBOR plus 2.00%. The Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the Senior Secured Facility and participation fees and fronting fees of up to 2.25% per annum on the letters of credit issued.

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
The Senior Secured Facility also provides for the issuance of letters of credit up to an aggregate amount of $150,000. As of March 31, 2022 and March 31, 2021, the Company had $26,877 and $177, respectively, in standby letters of credit issued through the Senior Secured Facility. The amount available for borrowing under the Senior Secured Facility is reduced by any standby letters of credit issued through the Senior Secured Facility. Under GAAP, these letters of credit are considered commitments because no funding has been made and as such are not considered a liability. These letters of credit are not senior securities because they are not in the form of a typical financial guarantee and the portfolio companies are obligated to refund any drawn amounts. The available remaining capacity under the Senior Secured Facility was $702,655 and $690,637 as of March 31, 2022 and March 31, 2021, respectively. Terms used in this disclosure have the meanings set forth in the Senior Secured Facility agreement.
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
The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the years ended March 31, 2022, 2021 and 2020:

	Year Ended March 31,
	2022	2021	2020
Average debt outstanding	$1,545,227	$1,632,308	$1,529,524
Maximum amount of debt outstanding	1,633,723	1,818,920	1,878,950

Weighted average annualized interest cost (1)	3.18%	3.04%	4.42%
Annualized amortized debt issuance cost	0.38%	0.35%	0.37%
Total annualized interest cost	3.56%	3.39%	4.79%
____________________
(1)Includes the stated interest expense and commitment fees on the unused portion of the Senior Secured Facility. Commitment fees for the years ended March 31, 2022, 2021 and 2020 were $2,648, $1,983 and $2,150, respectively.
Foreign Currency Transactions and Translations
The Company had the following foreign-denominated debt outstanding on the Senior Secured Facility as of March 31, 2022:

	Original Principal Amount (Local)		Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
British Pound		£41,000	51,037	53,866	(2,829)	4/29/2022
Australian Dollar	A$	6,200	4,543	4,639	(96)	4/29/2022
			$55,580	$58,505	$(2,925)

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
As of March 31, 2022 and March 31, 2021, the Company was in compliance with all debt covenants for all outstanding debt obligations.
Note 7. Stockholders’ Equity
There were no equity offerings of common stock during the years ended March 31, 2022 and March 31, 2021.
The Company adopted the following plans, approved by the Board of Directors, for the purpose of repurchasing its common stock in accordance with applicable rules specified in the Securities Exchange Act of 1934 (the “1934 Act”) (the “Repurchase Plans”):

Date of Agreement/Amendment	Maximum Cost of Shares That May Be Repurchased	Cost of Shares Repurchased	Remaining Cost of Shares That May Be Repurchased
August 5, 2015	$50,000	$50,000	$—
December 14, 2015	50,000	50,000	—
September 14, 2016	50,000	50,000	—
October 30, 2018	50,000	50,000	—
February 6, 2019	50,000	44,171	5,829
February 3, 2022	25,000	—	25,000
Total as of March 31, 2022	$275,000	$244,171	$30,829
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
Under the Repurchase Plans described above, the Company allocated the following amounts to be repurchased in accordance with SEC Rule 10b5-1 (the “10b5-1 Repurchase Plans”):

Effective Date	Termination Date	Amount Allocated to 10b5-1 Repurchase Plans
September 15, 2015	November 5, 2015	$5,000
January 1, 2016	February 5, 2016	10,000
April 1, 2016	May 19, 2016	5,000
July 1, 2016	August 5, 2016	15,000
September 30, 2016	November 8, 2016	20,000
January 4, 2017	February 6, 2017	10,000
March 31, 2017	May 19, 2017	10,000
June 30, 2017	August 7, 2017	10,000
October 2, 2017	November 6, 2017	10,000
January 3, 2018	February 8, 2018	10,000
June 18, 2018	August 9, 2018	10,000
September 17, 2018	October 31, 2018	10,000
December 12, 2018	February 7, 2019	10,000
February 25, 2019	May 17, 2019	25,000
March 18, 2019	May 17, 2019	10,000
June 4, 2019	August 7, 2019	25,000
June 17, 2019	August 7, 2019	20,000
September 16, 2019	November 6, 2019	20,000
December 6, 2019	February 5, 2020	25,000
December 16, 2019	February 5, 2020	15,000
March 12, 2020	March 19, 2020	20,000
March 30, 2021	May 21, 2021	10,000
June 16, 2021	November 5, 2021	10,000
December 16, 2021	May 20, 2022	5,000
During the year ended March 31, 2022, the Company repurchased 1,611,936 shares at a weighted average price per share of $13.09, inclusive of commissions, for a total cost of $21,100. This represents a discount of approximately 18.02% of the average net asset value per share for the year ended March 31, 2022.
During the year ended March 31, 2021, the Company did not repurchase shares.
Since the inception of the Repurchase Plans through March 31, 2022, the Company repurchased 15,266,514 shares at a weighted average price per share of $15.99, inclusive of commissions, for a total cost of $244,172. Including fractional shares, the Company has repurchased 15,266,544 shares at a weighted average price per share of $15.99, inclusive of commissions for a total cost of $244,171.
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
Note 8. Commitments and Contingencies
The Company has various commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of March 31, 2022 and March 31, 2021, the Company had the following unfunded commitments to its portfolio companies:

	March 31, 2022	March 31, 2021
Unfunded revolver obligations and bridge loan commitments (1)	$182,645	$261,854
Standby letters of credit issued and outstanding (2)	31,188	2,787
Unfunded delayed draw loan commitments (including commitments with performance thresholds not met)(3)	272,787	172,249
Total Unfunded Commitments(4)	$486,620	$436,890
____________________
(1)The unfunded revolver obligations may or may not be funded to the borrowing party in the future. The amounts relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of March 31, 2022 and March 31, 2021, subject to the terms of each loan’s respective credit agreements which includes borrowing covenants that need to be met prior to funding. As of March 31, 2022 and March 31, 2021, the bridge loan commitments included in the balances were $0 and $0, respectively.
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
(4)The Company also had an unfunded revolver commitment to its fully controlled affiliate Merx Aviation Finance, LLC of $25,000 and $109,500 for the years ended of March 31, 2022 and 2021, respectively. Given the Company’s controlling interest, the timing and the amount of the funding has not been determined.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
Note 9. Income Taxes
For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The final determination of the tax character of distributions will not be made until we file our tax return for each tax year and the tax characteristics of all distributions will be reported to stockholders on Form 1099 after the end of each calendar year. The tax character of distributions paid to stockholders during the tax years ended March 31, 2022, 2021 and 2020 were as follows:

	Year Ended March 31,
	2022	2021	2020
Ordinary income	$92,761	$99,847	$120,107
Capital gains	—	—	—
Return of capital	—	—	—
Total distributions paid to stockholders	$92,761	$99,847	$120,107
Taxable income generally differs from net increase in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.
The following table reconciles the net increase in net assets resulting from operations to taxable income for the tax years ended March 31, 2022, 2021 and 2020:

	Year Ended March 31,
	2022	2021	2020
Net increase (decrease) in net assets resulting from operations	$82,364	$111,861	$(116,064)
Adjustments:
Net realized losses (gains)	67,367	21,506	6,318
Net change in unrealized losses (gains)	(53,771)	(23,341)	255,020
Income not currently taxable	—	—	—
Income (loss) recognized for tax but not book	4,596	7,673	(11,895)
Expenses not currently deductible	—	—	—
Expenses incurred for tax but not book	—	—	—
Realized gain/loss differences (1)	(13,316)	(7,933)	41,533
Taxable income before deductions for distributions	$87,240	$109,766	$174,912
____________________
(1)These pertain to book income/losses treated as capital gains/losses for tax purposes or book realized gains/losses treated as ordinary income/losses for tax purposes.
The following table shows the components of accumulated losses on a tax basis for the years ended March 31, 2022, 2021 and 2020:

	Year Ended March 31,
	2022	2021	2020
Undistributed ordinary income	$56,120	$61,268	$53,132
Capital loss carryforward	(817,268)	(752,317)	(739,365)
Other temporary book-to-tax differences	(24,678)	(34,615)	(35,225)
Unrealized appreciation (depreciation)	(288,164)	(337,930)	(354,168)
Total accumulated under-distributed (over-distributed) earnings	$(1,073,990)	$(1,063,594)	$(1,075,626)

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
As of March 31, 2022, the Company had a post-enactment short-term capital loss carryforward of $237,283 and long-term capital loss carryforward of $579,985. As of March 31, 2021, the Company had a post-enactment short-term capital loss carryforward of $240,497 and long-term capital loss carryforward of $511,821. As of March 31, 2020, the Company had a post-enactment short-term capital loss carryforward of $245,100 and long-term capital loss carryforward of $494,265.
As of March 31, 2022, the Company had no pre-enactment net capital loss carryforward. None of the pre-enactment net capital loss carryforwards were utilized in the past three years and none of the pre-enactment net capital loss carryforwards expired on March 31, 2022.
For tax purposes, the Company may elect to defer any portion of a post-October capital loss or late-year ordinary loss to the first day of the following fiscal year.
As of March 31, 2022, the Company deferred no late-year ordinary losses which are deemed to arise on April 1, 2022. As of March 31, 2021, the Company deferred no late-year ordinary losses which are deemed to arise on April 1, 2021. As of March 31, 2020, the Company deferred no late-year ordinary losses which are deemed to arise on April 1, 2020.
As of March 31, 2022, the Company deferred post-October capital loss of $1,765 deemed on arise on April 1, 2022. As of March 31, 2021, the Company deferred post-October capital loss of $11,121 deemed to arise on April 1, 2021. As of March 31, 2020, the Company had no net post-October capital loss of $5,858 deemed to arise on April 1, 2020.
Management has analyzed the Company’s tax positions taken, or to be taken, on federal income tax returns for all open tax years, and has concluded that no provision for income tax is required in the Company’s financial statements. The Company’s federal tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed.
In general, we may make certain reclassifications to the components of net assets as a result of permanent book-to-tax differences and book-to-tax differences relating to stockholder distributions. Accordingly, as of March 31, 2022, we adjusted accumulated net realized loss by ($11,774) to $811,200 and overdistributed net investment income by ($11,772) to ($32,798). Total earnings and net asset value were not affected. As of March 31, 2021, we adjusted accumulated net realized loss by ($7,179) to $755,606 and overdistributed net investment income by ($7,161) to ($24,226). Total earnings and net asset value were not affected.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
Note 10. Financial Highlights
The following is a schedule of financial highlights for each of the five years ended March 31, 2022.

	Year Ended March 31,
	2022	2021	2020	2019	2018
Per Share Data*
Net asset value at beginning of period	$15.88	$15.70	$19.06	$19.67	$20.22
Net investment income (1)	1.49	1.69	2.16	1.81	1.83
Net realized and change in unrealized gains (losses) (1)	(0.21)	0.03	(3.89)	(0.79)	(0.64)
Net increase (decrease) in net assets resulting from operations	1.28	1.71	(1.73)	1.02	1.19
Distribution of net investment income (2)	(1.44)	(1.53)	(1.80)	(1.59)	(1.19)
Distribution of return of capital (2)	—	—	—	(0.21)	(0.60)
Accretion due to share repurchases	0.07	—	0.20	0.17	0.03
Net asset value at end of period	$15.79	$15.88	$15.70	$19.06	$19.67

Per share market value at end of period	$13.22	$13.72	$6.75	$15.14	$15.66
Total return (3)	7.19%	135.08%	(48.62)%	8.31%	(12.06)%
Shares outstanding at end of period	63,647,240	65,259,176	65,259,176	68,876,986	72,104,032
Weighted average shares outstanding	64,516,533	65,259,176	67,228,771	70,645,944	72,874,613

Ratio/Supplemental Data
Net assets at end of period (in millions)	$1,004.8	$1,036.3	$1,024.3	$1,312.6	$1,418.1
Ratio of operating expenses to average net assets (4)	6.04%	5.05%	4.79%	5.09%	5.02%
Ratio of interest and other debt expenses to average net assets	5.34%	5.44%	6.01%	4.26%	3.61%
Ratio of total expenses to average net assets (4)	11.38%	10.49%	10.80%	9.35%	8.63%
Ratio of net investment income to average net assets	9.32%	10.82%	11.91%	9.38%	9.15%
Average debt outstanding (in millions)	$1,545.2	$1,632.3	$1,529.5	$993.2	$899.3
Average debt per share	$23.95	$25.01	$22.75	$14.06	$12.33
Portfolio turnover rate	42.41%	23.79%	46.58%	46.26%	45.06%
Asset coverage per unit (5)	$1,635	$1,705	$1,567	$2,153	$2,770
____________________
*Totals may not foot due to rounding.
(1)Financial highlights are based on the weighted average number of shares outstanding for the period presented.
(2)The tax character of distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. Although the tax character of distributions paid to stockholders through March 31, 2022 may include return of capital, the exact amount cannot be determined at this point. Per share amounts are based on actual rate per share.
(3)Total return is based on the change in market price per share during the respective periods. Total return also takes into account distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(4)The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets are shown inclusive of all voluntary management and incentive fee waivers (See Note 3 to the financial statements). For the years ended March 31, 2022, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 6.10% and 11.44%, respectively, without the voluntary fee waivers. For the year ended March 31, 2021, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 5.08% and 10.53%, respectively, without the voluntary fee waivers. For the year ended March 31, 2020, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 4.81% and 10.83%, respectively, without the voluntary fee waivers. For the year ended March 31, 2019, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 5.51% and 9.79%, respectively, without the voluntary fee waivers. For the year ended March 31, 2018, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 6.39% and 10.03%, respectively, without the voluntary fee waivers.
(5)The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the asset coverage per unit.
Note 11. Selected Quarterly Financial Data (Unaudited)
The following table sets forth selected financial data for each quarter within the three years ended March 31, 2022:

	Investment Income		Net Investment Income		Net Realized And Change in Unrealized Gains (Losses)		Net Increase (Decrease) in Net Assets from Operations — Basic
Quarter Ended	Total	Per Share*	Total	Per Share*	Total	Per Share*	Total	Per Share*
March 31, 2022	$54,740	$0.86	$26,887	$0.42	$(22,649)	$(0.36)	$4,238	$0.07
December 31, 2021	54,973	0.86	22,498	0.35	(1,957)	(0.03)	20,541	0.32
September 30, 2021	52,889	0.81	21,231	0.33	4,210	0.06	25,441	0.39
June 30, 2021	50,553	0.78	25,345	0.39	6,799	0.10	32,144	0.49
March 31, 2021	50,825	0.78	25,635	0.39	16,777	0.26	42,411	0.65
December 31, 2020	54,364	0.83	28,257	0.43	4,909	0.08	33,166	0.51
September 30, 2020	54,891	0.84	27,906	0.43	5,383	0.08	33,289	0.51
June 30, 2020	56,669	0.87	28,229	0.43	(25,234)	(0.39)	2,995	0.05
March 31, 2020	71,600	1.08	38,786	0.59	(186,033)	(2.81)	(147,247)	(2.22)
December 31, 2019	68,482	1.03	36,220	0.54	(35,934)	(0.54)	286	0.00
September 30, 2019	70,318	1.04	35,734	0.53	(28,666)	(0.43)	7,068	0.10
June 30, 2019	66,516	0.97	34,534	0.50	(10,705)	(0.16)	23,829	0.35
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
On May 19, 2022 the Company’s Board of Directors, including a majority of the directors who are not “interested persons” of the Company as defined in the Investment Company Act of 1940, voted to approve the continuation of the Company’s investment advisory management agreement through May 19, 2023.
On May 19, 2022, the Company’s Board of Directors declared a distribution of $0.31 per share, payable on July 7, 2022 to stockholders of record as of June 16, 2022. On May 19, 2022, the Company’s Board also declared a supplemental distribution of $0.05 per share payable on July 7, 2022 to stockholders of record as of June 16, 2022. Going forward, in addition to a quarterly base distribution of $0.31 per share, the Board may declare a quarterly supplemental distribution in an amount to be determined each quarter. There can be no assurances that the Board will continue to declare a base distribution of $0.31 per share or a supplemental distribution.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2022 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
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
Changes in Internal Control Over Financial Reporting
Management has not identified any change in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter of 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2022 Annual Stockholder Meeting, to be filed with the SEC within 120 days after March 31, 2022, and is incorporated herein by reference.
Item 11. Executive Compensation
Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2022 Annual Stockholder Meeting, to be filed with the SEC within 120 days after March 31, 2022, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2022 Annual Stockholder Meeting, to be filed with the SEC within 120 days after March 31, 2022, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2022 Annual Stockholder Meeting, to be filed with the SEC within 120 days after March 31, 2022, and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2022 Annual Stockholder Meeting, to be filed with the SEC within 120 days after March 31, 2022, and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)The following documents are filed as part of this report:
i.Financial Statements – See the Index to Financial Statements in Item 8 of this report.
ii.Financial Statement Schedules – None.
iii.Exhibits – The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (according to the number assigned to them in Item 601 of Regulation S-K):

3.1(a)	Articles of Amendment (1)
3.1(b)	Articles of Amendment and Restatement (8)
3.1(c)	Articles of Amendment (12)
3.1(d)	Articles of Amendment (14)
3.2	Fifth Amended and Restated Bylaws (9)
4.1	Form of Stock Certificate (4)
4.2	In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the Registrant have been omitted but will be furnished to the SEC upon request.
4.3	Indenture, dated as of October 9, 2012, between the Registrant and U.S. Bank National Association, as Trustee (7)
4.4	Fourth Supplemental Indenture, dated as of March 3, 2015, relating to the 5.250% Notes due 2025, between the Registrant and U.S. Bank National Association, as Trustee (7)
4.5	Form of 5.250% Notes due 2025 (contained in the Fourth Supplemental Indenture filed as Exhibit 4.4 hereto) (7)
4.6	Fifth Supplemental Indenture, dated July 16, 2021, relating to the 4.500% Notes due 2026, between the Registrant and U.S. Bank National Association, as Trustee(16)
4.7	Form of 4.500% Notes due 2026 (contained in the Fifth Supplemental Indenture filed as Exhibit 4.6 hereto)(16)
4.8	Description of Apollo Investment Corporation’s Registered Securities (15)
10.1	Third Amended and Restated Investment Advisory Management Agreement between the Registrant and Apollo Investment Management, L.P. (10)
10.2	Second Amended and Restated Administration Agreement between the Registrant and Apollo Investment Administration, LLC (3)
10.3	Dividend Reinvestment Plan (4)
10.4	Custodian Agreement (2)
10.5	Amended and Restated Trademark License Agreement between the Registrant and Apollo Management Holdings, L.P., dated as of May 14, 2012 (6)
10.6	Form of Transfer Agency and Service Agreement (2)
10.7	Amended and Restated Senior Secured Revolving Credit Agreement, dated December 22, 2020 (11)
10.10	Fee Offset Agreement, dated as of January 16, 2019 (13)
11.1	Computation of Per Share Earnings (included in the notes to the financial statements contained in this annual report)
12.1	Computation of Ratios (included in the notes to the financial statements contained in this annual report)
14.1	Amended and Restated Code of Ethics (5)
21.1	Subsidiaries of the Registrant (included in the notes to the financial statements contained in this annual report)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
99.1	Audited Financial Statements of Merx Aviation Finance LLC as of and for the year ended March 31, 2022*
99.2	Consent of Independent Registered Public Accounting Firm*
99.3	Consent of Independent Auditors*
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
(11)Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on December 22, 2020.
(12)Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed on December 3, 2018.
(13)Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q, filed on February 6, 2019.
(14)Incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K, filed on July 22, 2019.
(15)Incorporated by reference to Exhibit 4.6 to Registrant’s From 10k, Filed May 21, 2020.
(16)Incorporated by reference to Exhibit 4.1 as applicable, to the Registrant's Form 8-K filed on July 16, 2021.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 19, 2022.

APOLLO INVESTMENT CORPORATION

By:	/s/ HOWARD WIDRA
Howard Widra
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ HOWARD WIDRA	/s/ GREGORY W. HUNT
Howard Widra	Gregory W. Hunt
Chief Executive Officer	Chief Financial Officer and Treasurer
(Principal Executive Officer)	(Principal Financial Officer)
May 19, 2022	May 19, 2022

/s/ AMIT JOSHI	/s/ JOHN J. HANNAN
Amit Joshi	John J. Hannan
Chief Accounting Officer and Assistant Treasurer	Chairman of the Board of Directors, Director
(Principal Accounting Officer)	May 19, 2022
May 19, 2022

/s/ R. RUDOLPH REINFRANK	/s/ BARBARA MATAS
R. Rudolph Reinfrank	Barbara Matas
Director	Director
May 19, 2022	May 19, 2022

/s/ BRADLEY J. WECHSLER	/s/ JEANETTE W. LOEB
Bradley J. Wechsler	Jeanette W. Loeb
Director	Director
May 19, 2022	May 19, 2022

/s/ ELLIOT STEIN, JR.	/s/ FRANK C. PULEO
Elliot Stein, Jr.	Frank C. Puleo
Director	Director
May 19, 2022	May 19, 2022