Form 10-Q
period 2022-06-30
APOLLO INVESTMENT CORP
filed 2022-08-02
CIK 1278752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒
The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of August 1, 2022 was 63,518,718.

APOLLO INVESTMENT CORPORATION

PART I. FINANCIAL INFORMATION
In this report, the terms the “Company,” “Apollo Investment,” “AIC,” “we,” “us,” and “our” refer to Apollo Investment Corporation unless the context specifically states otherwise.
Item 1. Financial Statements

APOLLO INVESTMENT CORPORATION
STATEMENTS OF ASSETS AND LIABILITIES
(In thousands, except share and per share data)

	June 30, 2022	March 31, 2022
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost — $2,060,771 and $2,001,907, respectively)	$2,025,196	$1,977,647
Non-controlled/affiliated investments (cost — $130,855 and $130,866, respectively)	60,208	63,709
Controlled investments (cost — $602,913 and $613,056, respectively)	464,100	481,817
Cash and cash equivalents	34,512	30,033
Foreign currencies (cost — $1,027 and $601, respectively)	950	565
Receivable for investments sold	8,244	7,989
Interest receivable	18,842	15,554
Dividends receivable	5,393	5,083
Deferred financing costs	15,811	17,005
Prepaid expenses and other assets	1,825	719
Total Assets	$2,635,081	$2,600,121

Liabilities
Debt	$1,597,563	$1,550,608
Payable for investments purchased	206	—
Distributions payable	22,867	22,913
Management and performance-based incentive fees payable	10,270	9,912
Interest payable	9,341	3,335
Accrued administrative services expense	1,290	897
Other liabilities and accrued expenses	7,557	7,624
Total Liabilities	$1,649,094	$1,595,289
Commitments and contingencies (Note 8)
Net Assets	$985,987	$1,004,832

Net Assets
Common stock, $0.001 par value (130,000,000 shares authorized; 63,518,718 and 63,647,240 shares issued and outstanding, respectively)	$62	$62
Capital in excess of par value	2,077,124	2,078,760
Accumulated under-distributed (over-distributed) earnings	(1,091,199)	(1,073,990)
Net Assets	$985,987	$1,004,832

Net Asset Value Per Share	$15.52	$15.79
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,
	2022	2021
Investment Income
Non-controlled/non-affiliated investments:
Interest income (excluding Payment-in-kind (“PIK”) interest income)	$42,448	$40,244
Dividend income	25	72
PIK interest income	414	1,201
Other income	276	1,187
Non-controlled/affiliated investments:
Interest income (excluding PIK interest income)	48	45
Dividend income	311	312
PIK interest income	19	16
Other income	—	—
Controlled investments:
Interest income (excluding PIK interest income)	9,101	7,157
Dividend income	—	—
PIK interest income	522	319
Other income	240	—
Total Investment Income	$53,404	$50,553
Expenses
Management fees	$8,949	$8,813
Performance-based incentive fees	1,396	—
Interest and other debt expenses	16,377	12,662
Administrative services expense	1,286	1,271
Other general and administrative expenses	2,206	2,538
Total expenses	30,214	25,284
Management and performance-based incentive fees waived	—	—
Management fee offset rebate	(75)	—
Expense reimbursements	(228)	(76)
Net Expenses	$29,911	$25,208
Net Investment Income	$23,493	$25,345
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses):
Non-controlled/non-affiliated investments	$314	$279
Non-controlled/affiliated investments	—	—
Controlled investments	—	—
Foreign currency transactions	(22)	(184)
Net realized gains (losses)	292	95
Net change in unrealized gains (losses):
Non-controlled/non-affiliated investments	(11,315)	6,826
Non-controlled/affiliated investments	(3,490)	9,998
Controlled investments	(7,575)	(10,026)
Foreign currency translations	4,254	(94)
Net change in unrealized gains (losses)	(18,126)	6,704
Net Realized and Change in Unrealized Gains (Losses)	$(17,834)	$6,799
Net Increase (Decrease) in Net Assets Resulting from Operations	$5,659	$32,144
Earnings (Loss) Per Share — Basic	$0.09	$0.49
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)
(In thousands, except share data)

	Three Months Ended June 30,
	2022	2021
Operations
Net investment income	$23,493	$25,345
Net realized gains (losses)	292	95
Net change in unrealized gains (losses)	(18,126)	6,704
Net Increase (Decrease) in Net Assets Resulting from Operations	$5,659	$32,144

Distributions to Stockholders
Distribution of net investment income	$(22,867)	$(23,441)
Distribution of return of capital	—	—
Net Increase (Decrease) in Net Assets Resulting from Distributions to Stockholders	$(22,867)	$(23,441)

Capital Share Transactions
Repurchase of common stock	$(1,638)	$(2,026)
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	$(1,638)	$(2,026)

Net Assets
Net decrease in net assets during the period	$(18,845)	$6,675
Net assets at beginning of period	1,004,832	1,036,330
Net Assets at End of Period	$985,987	$1,043,005

Capital Share Activity
Shares repurchased during the period	(128,522)	(145,572)
Shares issued and outstanding at beginning of period	63,647,240	65,259,176
Shares Issued and Outstanding at End of Period	63,518,718	65,113,604
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended June 30,
	2022	2021
Operating Activities
Net increase (decrease) in net assets resulting from operations	$5,659	$32,144
Net realized (gains) losses	(292)	(95)
Net change in unrealized (gains) losses	18,126	(6,704)
Net amortization of premiums and accretion of discounts on investments	(2,368)	(2,415)
Accretion of discount on notes	151	148
Amortization of deferred financing costs	1,292	1,289
Increase in gains (losses) from foreign currency transactions	(22)	(178)
PIK interest and dividends capitalized	(731)	(1,786)
Changes in operating assets and liabilities:
Purchases of investments	(227,216)	(288,628)
Proceeds from sales and repayments of investments	181,870	258,801
Decrease (increase) in interest receivable	(3,287)	(595)
Decrease (increase) in dividends receivable	(310)	(311)
Decrease (increase) in prepaid expenses and other assets	(1,106)	(750)
Increase (decrease) in management and performance-based incentive fees payable	358	147
Increase (decrease) in interest payable	6,006	4,685
Increase (decrease) in accrued administrative services expense	393	457
Increase (decrease) in other liabilities and accrued expenses	(67)	(1,088)
Net Cash Used in/Provided by Operating Activities	$(21,544)	$(4,879)
Financing Activities
Issuances of debt	$148,000	$88,540
Payments of debt	(97,000)	(65,402)
Financing costs paid and deferred	—	—
Repurchase of common stock	(1,638)	(2,026)
Distributions paid	(22,913)	(23,493)
Net Cash Used in/Provided by Financing Activities	$26,449	$(2,381)

Cash, Cash Equivalents and Foreign Currencies
Net increase (decrease) in cash, cash equivalents and foreign currencies during the period	$4,905	$(7,260)
Effect of foreign exchange rate changes on cash and cash equivalents	(41)	(47)
Cash, cash equivalents and foreign currencies at beginning of period	30,598	54,624
Cash, Cash Equivalents and Foreign Currencies at the End of Period	$35,462	$47,317

Supplemental Disclosure of Cash Flow Information
Cash interest paid	$8,814	$6,538

Non-Cash Activity
PIK income	$956	$1,536
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2022
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (35)	Fair Value (1)(36)
Advertising, Printing & Publishing
FingerPaint Marketing
KL Charlie Acquisition Company	First Lien Secured Debt	L+625, 1.00% Floor	12/30/26	$30,760	$22,344	$22,298	(9)(21)(23) (28)
	First Lien Secured Debt - Revolver	P+575	12/30/26	1,962	128	128	(9)(21)(23) (25)
KL Charlie Co-Invest, L.P.	Common Equity - Common Stock	N/A	N/A	218,978 Shares	219	269	(9)(13)
					22,691	22,695
Hero Digital
HRO (Hero Digital) Holdings, LLC	First Lien Secured Debt	L+600, 1.00% Floor	11/18/28	27,137	19,052	19,140	(9)(21)(23) (29)
	First Lien Secured Debt - Revolver	P+500	11/18/26	2,553	806	819	(9)(20)(21) (23)(25)
HRO Holdings I LP	Common Equity - Common Stock	N/A	N/A	213 Shares	213	207	(9)(13)(24)
					20,071	20,166
		Total Advertising, Printing & Publishing			$42,762	$42,861
Aerospace & Defense
Erickson Inc
Erickson Inc	First Lien Secured Debt - Revolver	SOFR+800, 1.00% Floor	05/20/24	$33,000	$26,096	$25,811	(9)(20)(21) (23)(31)
		Total Aerospace & Defense			$26,096	$25,811
Automotive
Club Car Wash
Club Car Wash Operating, LLC	First Lien Secured Debt	L+600, 1.00% Floor	06/16/27	$29,872	$25,014	$25,011	(9)(21)(23) (26)(29)
	First Lien Secured Debt - Revolver	L+650, 1.00% Floor	06/16/27	2,438	(36)	(37)	(8)(9)(21) (23)
					24,978	24,974
Crowne Automotive
Vari-Form Group, LLC	First Lien Secured Debt	11.00% (7.00% Cash plus 4.00% PIK)	02/02/23	5,860	893	264	(9)(14)
Vari-Form Inc.	First Lien Secured Debt	11.00% (7.00% Cash plus 4.00% PIK)	02/02/23	2,110	391	95	(9)(14)
					1,284	359
K&N Parent, Inc.
K&N Parent, Inc.	Second Lien Secured Debt	L+875, 1.00% Floor	10/21/24	23,765	23,621	19,546	(28)
Truck-Lite Co., LLC
TL Lighting Holdings, LLC	Common Equity - Equity	N/A	N/A	350 Shares	350	379	(9)(13)
Truck-Lite Co., LLC	First Lien Secured Debt	SOFR+625, 1.00% Floor	12/14/26	31,899	31,387	31,262	(9)(33)
	First Lien Secured Debt - Revolver	SOFR+625, 1.00% Floor	12/13/24	3,052	(11)	(34)	(8)(9)(20) (21)(23)
					31,726	31,607
		Total Automotive			$81,609	$76,486
Aviation and Consumer Transport
Merx Aviation Finance, LLC
Merx Aviation Finance, LLC (5)	First Lien Secured Debt - Revolver	10.00%	10/31/23	$275,177	$275,000	$275,000	(20)(23)
	Common Equity - Membership Interests	N/A	N/A	N/A	35,800	9,395	(13)(24)
					310,800	284,395
Primeflight
PrimeFlight Aviation Services, Inc.	First Lien Secured Debt	L+625, 1.00% Floor	05/09/24	17,322	17,162	17,235	(9)(26)(28)
		Total Aviation and Consumer Transport			$327,962	$301,630
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2022
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (35)	Fair Value (1)(36)
Beverage, Food & Tobacco
Berner Foods
Berner Food & Beverage, LLC	First Lien Secured Debt	L+650, 1.00% Floor	07/30/27	$30,885	$30,287	$30,422	(9)(29)
	First Lien Secured Debt - Revolver	L+650, 1.00% Floor	07/30/26	1,613	547	552	(9)(21)(23) (29)
	First Lien Secured Debt - Revolver	P+550	07/30/26	1,268	1,244	1,249	(9)(21)(23) (25)
					32,078	32,223
Bolthouse Farms
Wm. Bolthouse Farms, Inc.	Common Equity - Equity Interests	N/A	N/A	1,000,000 Shares	1,000	1,090	(13)
Hive
FCP-Hive Holdings, LLC	Preferred Equity - Preferred Equity	N/A	N/A	589 Shares	448	488	(9)(13)(24)
	Common Equity - Common Stock	N/A	N/A	589 Shares	3	—	(9)(13)(24)
Hive Intermediate, LLC	First Lien Secured Debt	L+600, 1.00% Floor	09/22/27	17,080	16,790	16,824	(9)(26)
	First Lien Secured Debt - Revolver	L+600, 1.00% Floor	09/22/27	2,326	(40)	(35)	(8)(9)(21) (23)
					17,201	17,277
Orgain, Inc.
Butterfly Fighter Co-Invest, L.P.	Common Equity - Membership Interests	N/A	N/A	490,000 Shares	90	928
Rise Baking
Ultimate Baked Goods Midco LLC	First Lien Secured Debt	L+625, 1.00% Floor	08/13/27	26,623	26,048	25,864	(9)(26)
	First Lien Secured Debt - Revolver	L+625, 1.00% Floor	08/13/27	3,243	1,876	1,854	(9)(20)(21) (23)(26)
					27,924	27,718
Turkey Hill
IC Holdings LLC	Common Equity - Series A Units	N/A	N/A	169 Shares	169	141	(9)(13)
THLP CO. LLC	First Lien Secured Debt	L+600 Cash plus 2.00% PIK, 1.00% Floor	05/31/25	25,228	24,961	24,723	(9)(28)
	First Lien Secured Debt - Revolver	L+600 Cash plus 2.00% PIK, 1.00% Floor	05/31/24	4,493	1,886	1,829	(9)(20)(21) (23)(28)
					27,016	26,693
		Total Beverage, Food & Tobacco			$105,309	$105,929
Business Services
Access Information
Access CIG, LLC	Second Lien Secured Debt	L+775, 0.00% Floor	02/27/26	$15,900	$15,833	$15,582	(28)
AlpineX
Alpinex Opco, LLC	First Lien Secured Debt	L+575, 1.00% Floor	12/27/27	11,915	11,692	11,683	(9)(28)
	First Lien Secured Debt	L+600, 1.00% Floor	12/27/27	4,468	1,687	1,655	(9)(21)(23) (26)(28)
	First Lien Secured Debt - Revolver	L+575, 1.00% Floor	12/27/27	1,117	426	425	(9)(21)(23) (28)
					13,805	13,763
Ambrosia Buyer Corp.
Ambrosia Buyer Corp.	Second Lien Secured Debt	8.00%	08/28/25	21,429	18,093	6,109	(14)
AML Rightsource
Gabriel Partners, LLC	First Lien Secured Debt	L+600, 1.00% Floor	09/21/26	31,372	30,843	31,106	(9)(29)
	First Lien Secured Debt - Revolver	P+500	09/21/26	665	120	128	(9)(21)(23) (25)
					30,963	31,234
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2022
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (35)	Fair Value (1)(36)
Continuum
Continuum Global Solutions, LLC	Preferred Equity - Preferred Equity	N/A	N/A	775 Shares	78	78	(9)(13)
Electro Rent Corporation
Electro Rent Corporation	Second Lien Secured Debt	L+900, 1.00% Floor	01/31/25	34,235	33,839	33,978	(9)(28)
Elo Touch
TGG TS Acquisition Company	First Lien Secured Debt - Revolver	L+650, 0.00% Floor	12/14/23	1,750	—	(25)	(8)(21)(23)
Ensemble Health
EHL Merger Sub, LLC	First Lien Secured Debt - Revolver	L+325, 0.00% Floor	08/01/24	4,155	(160)	(128)	(8)(21)(23)
IRP
Precision Refrigeration & Air Conditioning LLC	First Lien Secured Debt	SOFR+600, 1.00% Floor	03/08/28	8,161	8,005	7,957	(9)(32)
	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	03/08/27	1,705	(32)	(43)	(8)(9)(21) (23)
SMC IR Holdings, LLC	Common Equity - Common Stock	N/A	N/A	114 Shares	114	114	(9)(13)(24)
					8,087	8,028
Jacent
Jacent Strategic Merchandising	First Lien Secured Debt	L+675, 1.00% Floor	04/23/24	22,116	21,993	21,226	(9)(28)
	First Lien Secured Debt - Revolver	L+675, 1.00% Floor	04/23/24	3,500	3,475	3,355	(9)(21)(23) (28)
	Common Equity - Common Stock	N/A	N/A	5,000 Shares	500	—	(9)(13)
JSM Equity Investors, L.P.	Preferred Equity - Class P Partnership Units	N/A	N/A	114 Shares	11	11	(9)(13)
					25,979	24,592
Jones & Frank
JF Acquisition, LLC	First Lien Secured Debt	L+600, 1.00% Floor	07/31/26	13,167	13,032	12,802	(9)(26)(28)
	First Lien Secured Debt - Revolver	L+600, 1.00% Floor	07/31/26	1,569	737	710	(9)(21)(23) (28)
					13,769	13,512
Naviga
Naviga Inc. (fka Newscycle Solutions, Inc.)	First Lien Secured Debt	L+700, 1.00% Floor	12/29/22	13,363	13,303	13,363	(9)(28)
	First Lien Secured Debt - Revolver	L+700, 1.00% Floor	12/29/22	476	279	280	(9)(21)(23) (26)
	First Lien Secured Debt - Revolver	P+600	12/29/22	24	24	24	(9)(23)(25)
					13,606	13,667
PSE
Graffiti Buyer, Inc.	First Lien Secured Debt	L+575, 1.00% Floor	08/10/27	8,405	5,672	5,582	(9)(21)(23) (28)
	First Lien Secured Debt - Revolver	L+575, 1.00% Floor	08/10/27	1,263	391	388	(9)(21)(23) (28)
	First Lien Secured Debt - Revolver	P+475	08/10/27	44	44	37	(9)(23)(25)
Graffiti Parent, LP	Common Equity - Common Stock	N/A	N/A	2,439 Shares	244	206	(9)(13)(24)
					6,351	6,213
PSI Services, LLC
Lifelong Learner Holdings, LLC	First Lien Secured Debt	L+575, 1.00% Floor	10/19/26	33,887	33,464	32,112	(9)(28)
	First Lien Secured Debt - Revolver	L+575, 1.00% Floor	10/20/25	2,985	2,949	2,851	(9)(21)(23) (28)
					36,413	34,963
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2022
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (35)	Fair Value (1)(36)
Soliant
Soliant Health, Inc.	Common Equity - Membership Interests	N/A	N/A	300 Shares	300	1,018	(9)
Trench Plate
Trench Plate Rental Co.	First Lien Secured Debt	SOFR+550, 1.00% Floor	12/03/26	18,182	17,914	17,909	(9)(32)
	First Lien Secured Debt - Revolver	SOFR+550, 1.00% Floor	12/03/26	1,818	155	155	(9)(20)(21) (23)(32)
Trench Safety Solutions Holdings, LLC	Common Equity - Common Stock	N/A	N/A	331 Shares	50	50	(9)(24)
					18,119	18,114
US Legal Support
US Legal Support Investment Holdings, LLC	Common Equity - Series A-1 Units	N/A	N/A	631,972 Shares	632	923	(9)(13)
USLS Acquisition, Inc.	First Lien Secured Debt	SOFR+565, 1.00% Floor	12/02/24	23,941	23,731	23,540	(9)(32)
	First Lien Secured Debt - Revolver	SOFR+565, 1.00% Floor	12/02/24	1,608	373	374	(9)(20)(21) (23)(31)(32)
					24,736	24,837
Wilson Language Training
Owl Acquisition, LLC	First Lien Secured Debt	SOFR+575, 1.00% Floor	02/04/28	9,900	9,712	9,702	(9)(33)
Owl Parent Holdings, LLC	Common Equity - Common Stock	N/A	N/A	100 Shares	100	115	(9)(13)(24)
					9,812	9,817
		Total Business Services			$269,623	$255,352
Chemicals, Plastics & Rubber
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I LLC)
Carbonfree Chemicals Holdings LLC (4)	Common Equity - Common Equity / Interest	N/A	N/A	2,491 Shares	$78,729	$40,607	(13)(16)(24)
Westfall Technik, Inc.
Westfall Technik, Inc.	First Lien Secured Debt	L+600, 1.00% Floor	09/13/24	15,576	15,458	15,098	(9)(28)
	First Lien Secured Debt	L+625, 1.00% Floor	09/13/24	5,624	5,550	5,451	(9)(28)
	First Lien Secured Debt - Revolver	L+600, 1.00% Floor	09/13/24	2,019	2,003	1,957	(9)(23)(28)
					23,011	22,506
		Total Chemicals, Plastics & Rubber			$101,740	$63,113
Construction & Building
Englert
Gutter Buyer, Inc.	First Lien Secured Debt	L+625, 1.00% Floor	03/06/25	$29,119	$28,829	$28,707	(9)(26)
	First Lien Secured Debt - Revolver	P+525	03/06/24	2,727	1,340	1,322	(9)(20)(21) (23)(25)
Gutter Holdings, LP	Common Equity - Common Stock	N/A	N/A	500 Shares	500	1,095	(9)
		Total Construction & Building			$30,669	$31,124
Consumer Goods – Durable
A&V
A&V Holdings Midco, LLC	First Lien Secured Debt - Revolver	L+450, 1.00% Floor	03/10/25	$1,505	$378	$399	(21)(23)(26)
KDC
KDC US Holdings	First Lien Secured Debt - Revolver	L+325, 0.00% Floor	12/21/23	6,020	796	344	(10)(20)(21) (23)(26)
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2022
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (35)	Fair Value (1)(36)
KLO Holdings, LLC
1244311 B.C. Ltd. (4)	First Lien Secured Debt	L+500, 1.00% Floor	09/30/25	2,978	2,978	2,765	(17)(28)
	First Lien Secured Debt	L+500 Cash plus 5.00% PIK, 1.00% Floor	09/30/25	1,095	1,095	1,008	(17)(28)
	Common Equity - Common Stock	N/A	N/A	1,000,032 Shares	1,000	769	(2)(13)(17) (24)
GSC Technologies Inc. (4)	First Lien Secured Debt	L+500 Cash plus 5.00% PIK, 1.00% Floor	09/30/25	201	201	185	(17)(28)
					5,274	4,727
Liqui-Box
Liqui-Box Holdings, Inc.	First Lien Secured Debt - Revolver	L+450, 1.00% Floor	02/26/25	2,051	881	875	(20)(21)(23) (28)
	First Lien Secured Debt - Revolver	P+350	02/26/25	1,509	1,501	1,498	(23)(25)
					2,382	2,373
NSi Industries
Wildcat BuyerCo, Inc.	First Lien Secured Debt	SOFR+5.90%, 1.00% Floor	02/27/26	17,233	15,530	15,696	(23)(32)
	First Lien Secured Debt - Revolver	SOFR+575, 1.00% Floor	02/27/26	725	77	75	(20)(21)(23) (32)
Wildcat Parent LP	Common Equity - Common Stock	N/A	N/A	1,070 Shares	107	166	(13)
					15,714	15,937
Sorenson Holdings, LLC
Sorenson Holdings, LLC	Common Equity - Membership Interests	N/A	N/A	587 Shares	—	352	(10)(13)
		Total Consumer Goods – Durable			$24,544	$24,132
Consumer Goods – Non-durable
3D Protein
Protein For Pets Opco, LLC	First Lien Secured Debt - Revolver	L+450, 1.00% Floor	05/31/24	$2,219	$(22)	$—	(9)(21)(23)
Dan Dee
Project Comfort Buyer, Inc.	First Lien Secured Debt	L+700, 1.00% Floor	02/01/25	24,550	24,231	23,656	(9)(26)
	First Lien Secured Debt - Revolver	L+700, 1.00% Floor	02/01/24	3,462	(33)	(130)	(8)(9)(21) (23)
	Preferred Equity - Preferred Equity	N/A	N/A	491,405 Shares	492	64	(9)(13)(24)
					24,690	23,590
LashCo
Lash OpCo, LLC	First Lien Secured Debt	L+700, 1.00% Floor	03/18/26	43,358	42,552	42,730	(9)(28)
	First Lien Secured Debt - Revolver	L+700, 1.00% Floor	09/18/25	1,612	553	574	(9)(21)(23) (29)
					43,105	43,304
Paladone
Paladone Group Bidco Limited	First Lien Secured Debt	L+575, 1.00% Floor	11/12/27	7,972	5,964	5,967	(9)(17)(21) (23)(28)
	First Lien Secured Debt - Revolver	L+575, 1.00% Floor	11/12/27	£353	(9)	(7)	(8)(9)(17) (21)(23)
	First Lien Secured Debt - Revolver	L+575, 1.00% Floor	11/12/27	1,412	(25)	(22)	(8)(9)(17) (21)(23)
Paladone Group Holdings Limited	Common Equity - Common Stock	N/A	N/A	94,151 Shares	94	118	(9)(13)(17) (24)
					6,024	6,056
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2022
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)		Cost (35)	Fair Value (1)(36)
Sequential Brands Group, Inc.
Gainline Galaxy Holdings LLC	Common Equity - Common Stock	N/A	N/A	10,854 Shares		2,041	1,666	(13)(16)(17) (24)
Sequential Avia Holdings LLC	First Lien Secured Debt	L+500, 1.00% Floor	11/12/26		1,611	1,610	1,609	(17)(29)
Sequential Brands Group, Inc.	Second Lien Secured Debt	8.75%	02/07/24		1,293	—	239	(14)(17)
Swisstech IP CO, LLC	First Lien Secured Debt	6.00% PIK	11/29/24		268	6	268	(17)
						3,657	3,782
		Total Consumer Goods – Non-durable				$77,454	$76,732
Consumer Services
Activ
Activ Software Holdings, LLC	First Lien Secured Debt	L+650, 1.00% Floor	05/04/27		$29,792	$29,305	$29,059	(9)(30)
	First Lien Secured Debt - Revolver	L+625, 1.00% Floor	05/04/27		2,407	(39)	(59)	(8)(9)(21) (23)
						29,266	29,000
Bird
Bird US Opco, LLC	First Lien Secured Debt	L+750, 1.00% Floor	10/12/24		42,849	34,163	34,934	(9)(23)(26)
Clarus Commerce
Marlin DTC-LS Midco 2, LLC	First Lien Secured Debt	L+650, 1.00% Floor	07/01/25		21,632	21,351	21,472	(28)
	First Lien Secured Debt - Revolver	L+600, 1.00% Floor	07/01/25		685	9	(5)	(8)(21)(23)
						21,360	21,467
First Heritage
First Heritage Credit, LLC	First Lien Secured Debt	L+475, 0.00% Floor	08/31/22		26,250	22,506	22,487	(9)(21)(23) (26)
	First Lien Secured Debt - Revolver	L+550, 0.00% Floor	08/31/22		3,750	3,221	3,220	(9)(21)(23) (26)
						25,727	25,707
Go Car Wash
Go Car Wash Management Corp.	First Lien Secured Debt	SOFR+575, 1.00% Floor	12/31/26		26,421	10,744	10,552	(9)(21)(23) (31)
	First Lien Secured Debt - Revolver	L+575, 1.00% Floor	12/31/26		417	(3)	(8)	(8)(9)(21) (23)
						10,741	10,544
Lending Point
LendingPoint LLC	First Lien Secured Debt	L+1050, 1.00% Floor	12/30/25		32,500	20,182	20,300	(9)(21)(23) (28)
	First Lien Secured Debt	L+575, 1.00% Floor	12/30/25		4,167	2,571	2,575	(9)(21)(23) (28)
	First Lien Secured Debt - Revolver	L+575, 1.00% Floor	12/30/25		8,333	6,879	6,887	(9)(21)(23) (28)
						29,632	29,762
Only About Children
Nemo (BC) Bidco Pty Ltd	First Lien Secured Debt	BBSW+675, 1.00% Floor	04/06/24	A$	7,000	4,952	4,653	(17)(21)(23) (34)
Renovo
HomeRenew Buyer, Inc.	First Lien Secured Debt	SOFR+665, 1.00% Floor	11/23/27		18,021	12,630	12,569	(9)(21)(23) (32)
	First Lien Secured Debt - Revolver	SOFR+665, 1.00% Floor	11/23/27		1,958	(38)	(39)	(8)(9)(21) (23)
						12,592	12,530
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2022
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (35)	Fair Value (1)(36)
The Club Company
Eldrickco Limited	First Lien Secured Debt	SON+625, 0.50% Floor	11/26/25	£15,027	13,974	13,148	(9)(17)(21) (23)(27)
	First Lien Secured Debt - Revolver	SON+625, 0.50% Floor	11/26/25	£356	411	425	(9)(17)(23) (27)
	First Lien Secured Debt - Revolver	SON+625, 0.50% Floor	05/26/25	£345	1	(7)	(8)(9)(17) (21)(23)
					14,386	13,566
US Auto
U.S. Auto Finance, Inc.	First Lien Secured Debt	SOFR+525, 1.00% Floor	04/17/25	17,300	11,541	11,427	(9)(21)(23) (31)
	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	04/17/25	13,333	(5)	—	(9)(21)(23)
					11,536	11,427
		Total Consumer Services			$194,355	$193,590
Diversified Investment Vehicles, Banking, Finance, Real Estate
Celink
Compu-Link Corporation	First Lien Secured Debt - Revolver	L+550, 1.00% Floor	06/11/24	$2,273	$(20)	$(22)	(8)(9)(21) (23)
Peer Advisors, LLC	First Lien Secured Debt	L+550, 1.00% Floor	06/11/24	17,386	17,230	17,218	(9)(26)
					17,210	17,196
Golden Bear
Golden Bear 2016-R, LLC (4)	Structured Products and Other - Membership Interests	N/A	09/20/42	N/A	16,998	8,957	(3)(17)
Purchasing Power, LLC
Purchasing Power Funding I, LLC	First Lien Secured Debt - Revolver	L+650, 0.00% Floor	01/24/24	9,113	598	598	(9)(21)(23) (26)
Spectrum Automotive
Shelby 2021 Holdings Corp.	First Lien Secured Debt	L+575, 0.75% Floor	06/29/28	14,457	12,714	12,678	(9)(21)(23) (28)
	First Lien Secured Debt - Revolver	L+575, 0.75% Floor	06/29/27	420	(5)	(6)	(8)(9)(21) (23)
					12,709	12,672
Ten-X, LLC
Ten-X, LLC	First Lien Secured Debt - Revolver	L+325, 0.00% Floor	09/29/22	4,680	(22)	(39)	(8)(21)(23)
	Total Diversified Investment Vehicles, Banking, Finance, Real Estate				$47,493	$39,384
Education
NFA Group
SSCP Spring Bidco Limited	First Lien Secured Debt	SON+600, 0.50% Floor	07/30/25	£30,000	$36,331	$36,205	(9)(17)(27)
		Total Education			$36,331	$36,205
Energy – Electricity
Renew Financial LLC (f/k/a Renewable Funding, LLC)
AIC SPV Holdings II, LLC (4)	Preferred Equity - Preferred Stock	N/A	N/A	534,375 Shares	$534	$288	(15)(17)(24)
Renew Financial LLC (f/k/a Renewable Funding, LLC) (4)	Preferred Equity - Series E Preferred Stock	N/A	N/A	441,576 Shares	1,902	4,425	(13)(17)(24)
	Preferred Equity - Series B Preferred Stock	N/A	N/A	1,505,868 Shares	8,343	—	(13)(24)
	Preferred Equity - Series D Preferred Stock	N/A	N/A	436,689 Shares	5,568	—	(13)(24)
Renew JV LLC (4)	Common Equity - Membership Interests	N/A	N/A	443,844 Shares	444	574	(13)(17)(24)
					16,791	5,287
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2022
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (35)	Fair Value (1)(36)
Solarplicity Group Limited (f/k/a AMP Solar UK)
Solarplicity UK Holdings Limited	First Lien Secured Debt	4.00%	03/08/23	£5,562	7,230	1,837	(14)(17)
	Preferred Equity - Preferred Stock	N/A	N/A	4,286 Shares	5,623	—	(2)(13)(17)
	Common Equity - Ordinary Shares	N/A	N/A	2,825 Shares	4	—	(2)(13)(17)
					12,857	1,837
		Total Energy – Electricity			$29,648	$7,124
Energy – Oil & Gas
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.)
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.) (5)	Second Lien Secured Debt	10.00% PIK	03/31/23	$3,959	$3,094	$3,959
	Common Equity - Common Stock	N/A	N/A	10,000,000 Shares	30,077	714	(13)(24)
					33,171	4,673
Pelican
Pelican Energy, LLC (4)	Common Equity - Membership Interests	N/A	N/A	1,444 Shares	13,063	630	(13)(16)(17) (24)
Spotted Hawk
SHD Oil & Gas, LLC (5)	First Lien Secured Debt - Tranche C Note	12.00%	03/31/23	24,728	24,729	25,470
	Common Equity - Series C Units	N/A	N/A	50,952,525 Shares	44,065	7,985	(13)(16)(24)
	Common Equity - Series A Units	N/A	N/A	7,600,000 Shares	1,411	—	(13)(16)(24)
					70,205	33,455
		Total Energy – Oil & Gas			$116,439	$38,758
Environmental Industries
Ortega National Parks
Ortega National Parks, LLC	First Lien Secured Debt	L+500, 1.00% Floor	10/31/26	$14,497	$8,162	$8,249	(9)(21)(23) (29)
	First Lien Secured Debt - Revolver	L+500, 1.00% Floor	10/31/26	2,049	(25)	(7)	(8)(9)(21) (23)
		Total Environmental Industries			$8,137	$8,242
Healthcare & Pharmaceuticals
83bar
83Bar, Inc.	First Lien Secured Debt	L+575, 1.50% Floor	07/02/26	$5,000	$4,980	$4,938	(9)(26)
Akoya
Akoya Biosciences, Inc.	First Lien Secured Debt	SOFR+635, 1.61% Floor	10/27/25	15,750	12,751	12,711	(9)(23)(31)
Analogic
Analogic Corporation	First Lien Secured Debt	L+525, 1.00% Floor	06/22/24	17,804	17,643	17,493	(9)(28)
	First Lien Secured Debt - Revolver	L+525, 1.00% Floor	06/22/23	1,826	1,034	1,012	(9)(21)(23) (28)
					18,677	18,505
Cato Research
LS Clinical Services Holdings, Inc.	First Lien Secured Debt	L+675, 1.00% Floor	12/16/27	13,059	12,756	12,746	(9)(26)
	First Lien Secured Debt - Revolver	L+675, 1.00% Floor	12/16/26	1,875	(42)	(45)	(8)(9)(21) (23)
					12,714	12,701
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2022
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (35)	Fair Value (1)(36)
Cerus
Cerus Corporation	First Lien Secured Debt	L+545, 1.80% Floor	03/01/24	16,500	16,472	16,665	(9)(17)(26)
	First Lien Secured Debt - Revolver	L+375, 1.80% Floor	03/01/24	1,500	1,022	1,024	(9)(17)(21) (23)(26)
					17,494	17,689
Compass Health
Roscoe Medical, Inc	First Lien Secured Debt	SOFR+625, 1.00% Floor	09/30/24	7,582	7,309	7,278	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+636, 1.00% Floor	09/30/24	1,393	1,341	1,337	(9)(23)(31)
					8,650	8,615
Emmes Corporation
Emmes Blocker, Inc.	Common Equity - Common Stock	N/A	N/A	306 Shares	306	1,449	(9)(13)
The Emmes Company, LLC	First Lien Secured Debt	L+500, 1.00% Floor	03/03/25	15,844	15,723	15,765	(9)(29)
	First Lien Secured Debt - Revolver	L+500, 1.00% Floor	03/03/25	2,449	1,208	1,212	(9)(21)(23) (26)
					17,237	18,426
EmpiRx
EmpiRx Health LLC	First Lien Secured Debt	L+550, 1.00% Floor	08/05/27	9,045	8,889	8,955	(9)(29)
	First Lien Secured Debt - Revolver	L+550, 1.00% Floor	08/05/27	909	439	445	(9)(20)(21) (23)(26)
					9,328	9,400
Forge Biologics
Forge Biologics, Inc.	First Lien Secured Debt	L+675, 0.50% Floor	12/03/26	26,667	13,217	13,293	(9)(23)(26)
Gateway Services
Gateway US Holdings, Inc.	First Lien Secured Debt	SOFR+565, 0.75% Floor	09/22/24	7,552	7,481	7,477	(9)(32)
	First Lien Secured Debt	SOFR+575, 0.75% Floor	09/22/24	2,124	390	388	(9)(21)(23) (32)
	First Lien Secured Debt - Revolver	SOFR+565, 0.75% Floor	09/22/24	304	12	12	(9)(21)(23) (32)
					7,883	7,877
Gossamer
GB001, Inc.	First Lien Secured Debt	L+700, 2.00% Floor	01/01/25	30,000	5,897	6,008	(9)(17)(23) (26)
Health & Safety Institute
HSI HALO Acquisition, Inc.	First Lien Secured Debt	L+575, 1.00% Floor	08/31/26	16,343	13,477	13,305	(9)(21)(23) (28)
	First Lien Secured Debt - Revolver	L+575, 1.00% Floor	09/02/25	813	131	121	(9)(21)(23) (28)
	Common Equity - Common Stock	N/A	N/A	500 Shares	500	656	(9)(13)
					14,108	14,082
IMA Group
IMA Group Management Company, LLC	First Lien Secured Debt	L+600, 1.00% Floor	05/30/24	12,663	8,907	8,898	(21)(23)(28) (29)
	First Lien Secured Debt - Revolver	L+600, 1.00% Floor	05/30/24	289	259	257	(21)(23)(26)
					9,166	9,155
Kepro
Keystone Acquisition Corp.	First Lien Secured Debt	L+575, 0.75% Floor	01/26/29	13,992	11,791	11,965	(9)(21)(23) (28)
	First Lien Secured Debt - Revolver	L+575, 0.75% Floor	01/26/28	978	(18)	(5)	(8)(9)(21) (23)
					11,773	11,960
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2022
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (35)	Fair Value (1)(36)
Kindeva
Kindeva Drug Delivery L.P.	First Lien Secured Debt	L+600, 1.00% Floor	05/01/26	9,386	9,237	9,210	(9)(28)
	First Lien Secured Debt - Revolver	L+600, 1.00% Floor	05/01/25	167	94	93	(9)(21)(23) (26)
					9,331	9,303
KureSmart
Clearway Corporation (f/k/a NP/Clearway Holdings, Inc.)	Common Equity - Common Stock	N/A	N/A	133 Shares	133	205	(9)(13)
Kure Pain Holdings, Inc.	First Lien Secured Debt	L+500, 1.00% Floor	08/27/24	21,603	21,457	21,348	(9)(28)
	First Lien Secured Debt - Revolver	L+500, 1.00% Floor	08/27/24	2,654	(22)	(32)	(8)(9)(21) (23)
					21,568	21,521
LucidHealth
Premier Imaging, LLC	First Lien Secured Debt	L+575, 1.00% Floor	01/02/25	12,460	7,997	7,968	(9)(21)(23) (26)(28)
Mannkind Corporation
Mannkind Corporation	First Lien Secured Debt	L+625, 1.00% Floor	08/01/25	43,866	13,777	13,897	(9)(23)(26)
	Common Equity - Common Stock	N/A	N/A	334,226 Shares	76	1,273	(9)(10)(13) (17)
					13,853	15,170
Maxor National Pharmacy Services, LLC
Maxor National Pharmacy Services, LLC	First Lien Secured Debt	L+550, 1.00% Floor	12/06/27	23,305	23,084	23,014	(9)(28)
	First Lien Secured Debt - Revolver	L+550, 1.00% Floor	12/06/26	1,558	(3)	(21)	(8)(9)(21) (23)
					23,081	22,993
Medical Guardian
Medical Guardian, LLC	First Lien Secured Debt	L+650, 1.00% Floor	10/26/26	36,033	30,827	30,659	(9)(21)(23) (26)
	First Lien Secured Debt - Revolver	L+650, 1.00% Floor	10/26/26	3,810	331	316	(9)(21)(23) (26)
					31,158	30,975
Midwest Vision
Midwest Vision Partners Management, LLC	First Lien Secured Debt	L+650, 1.00% Floor	01/12/27	24,206	21,395	21,548	(9)(21)(23) (26)(28)
	First Lien Secured Debt - Revolver	L+650, 1.00% Floor	01/12/27	612	602	606	(9)(23)(28)
					21,997	22,154
Orchard
Orchard Therapeutics PLC	First Lien Secured Debt	L+595, 1.00% Floor	05/28/26	33,333	10,913	10,667	(9)(17)(23) (26)
Ovation Fertility
FPG Services, LLC	First Lien Secured Debt	L+550, 1.00% Floor	06/13/25	18,994	14,096	14,250	(9)(21)(23) (26)
	First Lien Secured Debt - Revolver	L+550, 1.00% Floor	06/13/24	2,105	(17)	(4)	(8)(9)(21) (23)
					14,079	14,246
Paragon 28
Paragon 28, Inc.	First Lien Secured Debt	L+600, 1.00% Floor	05/01/26	10,000	7,475	7,450	(9)(23)(26)
	First Lien Secured Debt - Revolver	L+300, 1.00% Floor	05/01/26	2,000	(8)	(10)	(8)(9)(21) (23)
					7,467	7,440
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2022
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (35)	Fair Value (1)(36)
Partner Therapeutics, Inc
Partner Therapeutics, Inc	First Lien Secured Debt	L+665, 1.00% Floor	01/01/23	10,000	9,987	9,975	(9)(26)
	First Lien Secured Debt	L+665, 1.00% Floor	08/01/22	3,333	3,333	3,333	(9)(26)
	First Lien Secured Debt - Revolver	L+375, 1.00% Floor	04/01/26	1,000	724	726	(9)(21)(23) (26)
	Preferred Equity - Preferred Equity	N/A	N/A	55,556 Shares	333	343	(9)(13)
	Warrants	N/A	N/A	33,333 Shares	135	98	(9)(13)
					14,512	14,475
PHS
PHS Buyer, Inc.	First Lien Secured Debt	L+600, 1.00% Floor	01/31/27	25,051	24,669	24,551	(9)(26)
	First Lien Secured Debt - Revolver	L+600, 1.00% Floor	01/31/27	2,000	953	960	(9)(21)(23) (26)(28)
					25,622	25,511
Radius Health
Radius Health, Inc.	First Lien Secured Debt	L+575, 2.00% Floor	06/01/24	33,833	28,760	28,729	(9)(17)(23) (26)
	First Lien Secured Debt - Revolver	L+350, 2.00% Floor	06/01/24	1,000	(1)	(6)	(8)(9)(17) (21)(23)
					28,759	28,723
RHA Health Services
Pace Health Companies, LLC	First Lien Secured Debt	L+450, 1.00% Floor	08/02/24	3,768	3,733	3,738	(9)(28)
	First Lien Secured Debt - Revolver	L+450, 1.00% Floor	08/02/24	500	26	(4)	(8)(9)(20) (21)(23)
					3,759	3,734
Rigel Pharmaceuticals
Rigel Pharmaceuticals, Inc.	First Lien Secured Debt	L+565, 1.50% Floor	09/01/24	9,000	9,011	8,955	(9)(26)
TELA Bio, Inc.
TELA Bio, Inc.	First Lien Secured Debt	SOFR+625, 1.00% Floor	05/01/27	16,666	13,269	13,250	(9)(23)(31)
TissueTech
TissueTech, Inc.	First Lien Secured Debt	L+575, 1.00% Floor	04/01/27	17,500	12,193	12,163	(9)(23)(26)
	First Lien Secured Debt - Revolver	L+400, 1.00% Floor	04/01/27	1,000	(5)	(5)	(8)(9)(21) (23)
					12,188	12,158
Treace
Treace Medical Concepts, Inc.	First Lien Secured Debt	SOFR+600, 1.00% Floor	04/01/27	34,999	14,516	14,408	(9)(17)(23) (31)
	First Lien Secured Debt - Revolver	SOFR+400, 1.00% Floor	04/01/27	3,000	386	385	(9)(17)(21) (23)(31)
					14,902	14,793
Unchained Labs
Unchained Labs, LLC	First Lien Secured Debt	L+550, 1.00% Floor	08/09/27	6,749	4,094	4,117	(9)(21)(23) (26)
	First Lien Secured Debt - Revolver	L+550, 1.00% Floor	08/09/27	726	(12)	(7)	(8)(9)(21) (23)
					4,082	4,110
WellDyneRx, LLC
WelldyneRX, LLC	First Lien Secured Debt	SOFR+675, 0.75% Floor	03/09/27	18,032	17,671	17,581	(9)(32)
	First Lien Secured Debt - Revolver	SOFR+675, 0.75% Floor	03/09/26	1,923	(36)	(48)	(8)(9)(21) (23)
					17,635	17,533
		Total Healthcare & Pharmaceuticals			$469,058	$471,039
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2022
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (35)	Fair Value (1)(36)
High Tech Industries
Acronis AG
ACRONIS AG	First Lien Secured Debt	L+535, 1.00% Floor	04/01/27	$21,000	$20,936	$20,895	(9)(17)(26)
American Megatrends
AMI US Holdings Inc.	First Lien Secured Debt	L+525, 1.00% Floor	04/01/25	21,375	21,175	21,375	(9)(26)
	First Lien Secured Debt - Revolver	L+525, 0.00% Floor	04/01/24	2,907	1,142	1,160	(9)(21)(23) (26)
					22,317	22,535
Calero Holdings, Inc.
Telesoft Holdings, LLC	First Lien Secured Debt	L+575, 1.00% Floor	12/16/25	22,216	21,917	22,020	(26)
	First Lien Secured Debt - Revolver	L+575, 1.00% Floor	12/16/25	2,273	91	101	(21)(23)(26)
					22,008	22,121
ChyronHego Corporation
ChyronHego Corporation (5)	First Lien Secured Debt	L+350 Cash plus 1.50% PIK, 1.00% Floor	12/31/24	85,600	84,878	84,744	(28)
	First Lien Secured Debt	L+800 PIK, 1.00% Floor	12/31/24	4,629	2,542	2,583	(23)(28)
	First Lien Secured Debt - Revolver	L+500, 1.00% Floor	12/31/24	10,000	8,876	8,856	(21)(23)(28)
	Preferred Equity - Preferred Equity	N/A	N/A	7,800 Shares	6,000	16,955	(13)(24)
					102,296	113,138
Dairy.com
Momentx Corporation	First Lien Secured Debt	SOFR+575, 1.00% Floor	06/24/27	15,278	15,015	14,914	(9)(32)
	First Lien Secured Debt - Revolver	SOFR+575, 1.00% Floor	06/24/27	1,257	(21)	(30)	(8)(9)(21) (23)
					14,994	14,884
Digital.ai
Digital.ai Software Holdings, Inc.	First Lien Secured Debt	L+700, 1.00% Floor	02/10/27	22,298	21,780	21,946	(9)(28)
	First Lien Secured Debt - Revolver	L+650, 1.00% Floor	02/10/27	2,419	509	526	(9)(21)(23) (28)
					22,289	22,472
GoHealth
Norvax, LLC	First Lien Secured Debt - Revolver	L+650, 1.00% Floor	09/13/24	3,182	2,432	2,459	(9)(21)(23) (26)
International Cruise & Excursion Gallery, Inc.
International Cruise & Excursion Gallery, Inc.	First Lien Secured Debt	SOFR+535, 1.00% Floor	06/06/25	14,400	14,277	13,661	(31)
Modern Campus
Destiny Solutions U.S., Inc.	First Lien Secured Debt	L+600, 1.00% Floor	06/08/26	25,573	25,050	25,062	(26)
RMCF IV CIV XXXV, L.P.	Common Equity - Common Stock	N/A	N/A	482 Shares	1,000	1,384	(13)
					26,050	26,446
MYCOM
Magnate Holding Corp.	First Lien Secured Debt	L+625, 0.50% Floor	12/16/24	19,123	19,017	19,065	(9)(17)(26)
	First Lien Secured Debt - Revolver	L+625, 0.50% Floor	12/14/23	3,150	3,134	3,143	(9)(17)(23) (26)(28)
					22,151	22,208
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2022
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (35)	Fair Value (1)(36)
New Era Technology, Inc.
New Era Technology, Inc.	First Lien Secured Debt	L+625, 1.00% Floor	10/31/26	33,112	26,644	26,429	(9)(21)(23) (28)
	First Lien Secured Debt - Revolver	L+625, 1.00% Floor	10/30/26	1,732	749	740	(9)(21)(23) (28)
					27,393	27,169
Pro Vigil
Pro-Vigil Holding Company, LLC	First Lien Secured Debt	SOFR+850, 1.00% Floor	01/11/25	15,210	12,013	12,146	(9)(21)(23) (32)
Schlesinger Group
Schlesinger Global, LLC	First Lien Secured Debt	SOFR+600 Cash plus 0.50% PIK, 1.00% Floor	07/12/25	10,322	10,176	10,126	(9)(31)(32)
	First Lien Secured Debt	SOFR+775, 1.00% Floor	07/12/25	958	947	958	(9)(32)
					11,123	11,084
Simeio
Simeio Group Holdings, Inc.	First Lien Secured Debt	L+575, 1.00% Floor	02/02/26	8,178	8,104	8,039	(9)(26)
	First Lien Secured Debt - Revolver	L+525, 1.00% Floor	02/02/26	1,731	(16)	(30)	(8)(9)(21) (23)
					8,088	8,009
Sirsi Corporation
Sirsi Corporation	First Lien Secured Debt	L+450, 1.00% Floor	03/15/24	5,371	5,342	5,363	(9)(26)
	First Lien Secured Debt - Revolver	L+450, 1.00% Floor	03/15/24	429	(2)	(1)	(8)(9)(21) (23)
					5,340	5,362
Springbrook
Springbrook Holding Company, LLC	First Lien Secured Debt	L+550, 1.00% Floor	12/23/26	15,889	15,688	15,642	(28)(29)
	First Lien Secured Debt - Revolver	L+575, 1.00% Floor	12/23/26	1,463	(16)	(23)	(8)(21)(23)
					15,672	15,619
Tax Slayer
MEP-TS Midco, LLC	First Lien Secured Debt	L+600, 1.00% Floor	12/31/26	13,345	13,116	13,212	(9)(29)
	First Lien Secured Debt - Revolver	L+600, 1.00% Floor	12/31/26	1,452	1	(15)	(8)(9)(21) (23)
					13,117	13,197
UpStack
Upstack Holdco Inc.	First Lien Secured Debt	L+550, 1.00% Floor	08/20/27	31,843	27,538	27,765	(9)(21)(23) (29)
	First Lien Secured Debt - Revolver	L+550, 1.00% Floor	08/20/27	3,000	(71)	(45)	(8)(9)(20) (21)(23)
					27,467	27,720
		Total High Tech Industries			$389,963	$401,125
Hotel, Gaming, Leisure, Restaurants
Guernsey
Guernsey Holdings SDI LA LLC	First Lien Secured Debt	6.95%	11/18/26	$9,759	$9,672	$9,672	(9)
	First Lien Secured Debt	L+595, 1.00% Floor	11/18/26	1,167	1	(11)	(8)(9)(23)
					9,673	9,661
Taco Cabana
YTC Enterprises, LLC	First Lien Secured Debt	L+625, 1.00% Floor	08/16/26	9,917	9,812	9,768	(9)(26)
		Total Hotel, Gaming, Leisure, Restaurants			$19,485	$19,429
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2022
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (35)	Fair Value (1)(36)
Insurance
High Street Insurance
High Street Buyer, Inc.	First Lien Secured Debt	L+600, 0.75% Floor	04/14/28	$30,037	$29,551	$29,361	(9)(26)
	First Lien Secured Debt - Revolver	L+600, 0.75% Floor	04/16/27	2,203	(35)	(50)	(8)(9)(21) (23)
					29,516	29,311
PGM Holdings Corporation
Turbo Buyer, Inc.	First Lien Secured Debt	L+600, 1.00% Floor	12/02/25	19,181	18,898	18,606	(9)(28)(29)
	First Lien Secured Debt - Revolver	L+575, 1.00% Floor	12/02/25	923	(13)	(28)	(8)(9)(21) (23)
					18,885	18,578
Relation Insurance
AQ Sunshine, Inc.	First Lien Secured Debt	L+625, 1.00% Floor	04/15/25	34,772	33,934	34,231	(9)(21)(23) (28)
	First Lien Secured Debt - Revolver	SOFR+625, 1.00% Floor	04/15/24	1,785	489	500	(9)(20)(21) (23)(31)
					34,423	34,731
		Total Insurance			$82,824	$82,620
Manufacturing, Capital Equipment
AVAD, LLC
Surf Opco, LLC	First Lien Secured Debt - Revolver	L+400, 1.00% Floor	03/17/26	$16,667	$12,977	$12,805	(9)(20)(21) (23)(26)
	Preferred Equity - Class P-1 Preferred	N/A	N/A	33,333 Shares	3,333	6,462	(9)(13)(16)
	Preferred Equity - Class P-2 Preferred	N/A	N/A	85,164 Shares	8,516	1,840	(9)(13)(16)
	Common Equity - Class A-1 Common	N/A	N/A	3,333 Shares	—	55	(9)(13)(16)
					24,826	21,162
Kauffman
Kauffman Holdco, LLC	Common Equity - Common Stock	N/A	N/A	250,000 Shares	250	86	(9)(13)
Kauffman Intermediate, LLC	First Lien Secured Debt	L+650, 1.00% Floor	05/08/25	16,237	16,083	15,691	(9)(30)
	First Lien Secured Debt - Revolver	L+650, 1.00% Floor	05/08/25	1,243	129	114	(9)(21)(23) (28)
					16,462	15,891
MedPlast Holdings Inc.
Viant Medical Holdings, Inc. (fka MedPlast Holdings, Inc.)	Second Lien Secured Debt	L+775, 0.00% Floor	07/02/26	8,000	7,961	7,760	(26)
		Total Manufacturing, Capital Equipment			$49,249	$44,813
Media – Diversified & Production
New Wave Entertainment
NW Entertainment, Inc.	First Lien Secured Debt	L+750 Cash plus 2.00% PIK, 1.00% Floor	08/16/24	$29,764	$29,515	$29,520	(9)(28)
	First Lien Secured Debt - Revolver	L+750, 1.00% Floor	08/16/24	3,078	3,052	3,013	(9)(23)(28)
					32,567	32,533
Sonar Entertainment
Sonar Entertainment, Inc.	First Lien Secured Debt	L+760, 1.25% Floor	11/15/21	2,475	2,474	2,039	(9)(11)(26)
	First Lien Secured Debt - Revolver	L+760, 1.25% Floor	11/15/21	1,604	1,561	1,321	(9)(11)(23) (26)
					4,035	3,360
		Total Media – Diversified & Production			$36,602	$35,893
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2022
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (35)	Fair Value (1)(36)
Retail
IPS
SI Holdings, Inc.	First Lien Secured Debt	L+600, 1.00% Floor	07/25/25	$30,926	$30,591	$30,573	(9)(26)
	First Lien Secured Debt - Revolver	L+600, 1.00% Floor	07/25/24	3,413	740	737	(9)(21)(23) (26)
		Total Retail			$31,331	$31,310
Telecommunications
Securus Technologies Holdings, Inc.
Securus Technologies Holdings, Inc.	Second Lien Secured Debt	L+825, 1.00% Floor	11/01/25	$7,128	$7,094	$6,736	(28)
		Total Telecommunications			$7,094	$6,736
Transportation – Cargo, Distribution
Beacon Mobility
Beacon Mobility Corp.	First Lien Secured Debt	L+550, 1.00% Floor	05/22/24	$28,231	$13,807	$13,840	(9)(21)(23) (26)(28)
	First Lien Secured Debt - Revolver	L+400, 0.00% Floor	02/04/23	50,000	—	—	(9)(22)(23)
	First Lien Secured Debt - Revolver	L+550, 1.00% Floor	05/22/24	4,145	(68)	(56)	(8)(9)(20) (21)(23)
					13,739	13,784
Dynamic Product Tankers (Prime), LLC
Dynamic Product Tankers, LLC (5)	Common Equity - Class A Units	N/A	N/A	N/A	42,632	1,041	(13)(17)(19) (24)
Heniff and Superior
Heniff Holdco, LLC	First Lien Secured Debt	L+575, 1.00% Floor	12/03/26	30,376	29,956	29,425	(9)(26)
	First Lien Secured Debt - Revolver	L+575, 1.00% Floor	12/03/24	3,925	1,531	1,486	(9)(21)(23) (26)
					31,487	30,911
MSEA Tankers LLC
MSEA Tankers LLC (5)	Common Equity - Class A Units	N/A	N/A	N/A	43,808	27,398	(17)(18)(24)
		Total Transportation – Cargo, Distribution			$131,666	$73,134
Utilities – Electric
Congruex
Congruex Group LLC	First Lien Secured Debt	SOFR+590, 0.75% Floor	05/03/29	$15,000	$14,631	$14,325	(9)(10)(31)
		Total Utilities – Electric			$14,631	$14,325
Wholesale
Banner Solutions
Banner Buyer, LLC	First Lien Secured Debt	L+575, 1.00% Floor	10/31/25	$17,711	$15,084	$15,023	(9)(21)(23) (26)
	First Lien Secured Debt - Revolver	L+575, 1.00% Floor	10/31/25	1,935	624	619	(9)(21)(23) (26)
Banner Parent Holdings, Inc.	Common Equity - Common Stock	N/A	N/A	6,125 Shares	613	537	(9)(13)
					16,321	16,179
Thomas Scientific
BSP-TS, LP	Common Equity - Common Stock	N/A	N/A	185 Shares	185	217	(9)(13)(24)
Thomas Scientific, LLC	First Lien Secured Debt	L+550, 1.00% Floor	12/14/27	26,533	26,056	26,287	(9)(29)
	First Lien Secured Debt	L+625, 1.00% Floor	12/14/27	5,185	(43)	(48)	(8)(9)(21) (23)
	First Lien Secured Debt - Revolver	L+625, 1.00% Floor	12/14/27	2,963	(54)	(28)	(8)(9)(21) (23)
					26,144	26,428
		Total Wholesale			$42,465	$42,607
Total Investments					$2,794,539	$2,549,504	(6)(7)
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2022
(In thousands, except share data)

___________________

(1)Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (See Note 2 to the financial statements).
(2)Preferred and ordinary shares in Solarplicity UK Holdings Limited are GBP denominated equity investments. Common shares in 1244311 B.C. Ltd. are CAD denominated equity investments.
(3)Denotes investments in which the Company owns greater than 25% of the equity, where the governing documents of each entity preclude the Company from exercising a controlling influence over the management or policies of such entity. The Company does not have the right to elect or appoint more than 25% of the directors or another party has the right to elect or appoint more directors than the Company and has the right to appoint certain members of senior management. Therefore, the Company has determined that these entities are not controlled affiliates. As of June 30, 2022, we had a 100% equity ownership interest in Golden Bear 2016-R, LLC, a collateralized loan obligation.
(4)Denotes investments in which we are an “Affiliated Person,” as defined in the 1940 Act, due to holding the power to vote or owning 5% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of March 31, 2022 and June 30, 2022 along with transactions during the three months ended June 30, 2022 in these affiliated investments are as follows:

Name of Issuer	Fair Value at March 31, 2022	Gross Additions ●	Gross Reductions ■	Net Change in Unrealized Gains (Losses)	Fair Value at June 30, 2022	Net Realized Gains (Losses)	Interest/Dividend/Other Income
1244311 B.C. Ltd., Common Stock	$976	$—	$—	$(207)	$769	$—	$—
1244311 B.C. Ltd., Term Loan	3,800	16	—	(43)	3,773	—	62
AIC SPV Holdings II, LLC, Preferred Equity	355	—	—	(67)	288	—	29
Carbonfree Chemicals Holdings LLC, Common Stock	42,117	25,074	—	(26,584)	40,607	7,360	—
Carbonfree Chemicals SA LLC, Class B Units	—	—	(25,074)	25,074	—	(7,360)	—
Golden Bear 2016-R, LLC, Membership Interests	10,038	—	—	(1,081)	8,957	—	281
GSC Technologies Inc., Term Loan	192	3	(8)	(2)	185	—	6
Pelican Energy, LLC, Common Stock	630	—	—	—	630	—	—
Renew Financial LLC (f/k/a Renewable Funding, LLC), Series B Preferred Stock	—	—	—	—	—	—	—
Renew Financial LLC (f/k/a Renewable Funding, LLC), Series D Preferred Stock	—	—	—	—	—	—	—
Renew Financial LLC (f/k/a Renewable Funding, LLC), Series E Preferred Stock	4,988	—	—	(563)	4,425	—	—
Renew JV LLC, Membership Interests	613	—	(22)	(17)	574	—	—
	$63,709	$25,093	$(25,104)	$(3,490)	$60,208	$—	$378
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
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2022
(In thousands, except share data)

(5)Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Fair value as of March 31, 2022 and June 30, 2022 along with transactions during the three months ended June 30, 2022 in these controlled investments are as follows:

Name of Issuer	Fair Value at March 31, 2022	Gross Additions ●	Gross Reductions ■	Net Change in Unrealized Gains (Losses)	Fair Value at June 30, 2022	Net Realized Gains (Losses)	Interest/Dividend/Other Income
Majority Owned Company
ChyronHego Corporation, Preferred Equity	$15,553	$—	$—	$1,402	$16,955	$—	$—
ChyronHego Corporation, Revolver	7,076	1,720	—	60	8,856	—	350
ChyronHego Corporation, Term Loan	86,969	342	410	(394)	87,327	—	1,765
Dynamic Product Tankers, LLC, Common Stock	3,110	—	(1,800)	(269)	1,041	—	—
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.), Common Stock	—	—	—	714	714	—	—
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.), Term Loan	6,204	141	(4,505)	2,119	3,959	—	142
Merx Aviation Finance, LLC, Letter of Credit	—	—	—	—	—	—	—
Merx Aviation Finance, LLC, Membership Interests	23,509	—	—	(14,114)	9,395	—	—
Merx Aviation Finance, LLC, Revolver	275,000	—	—	—	275,000	—	6,856
MSEA Tankers LLC, Class A Units	34,274	—	(6,450)	(426)	27,398		—
Controlled Company				—
SHD Oil & Gas, LLC, Series C Units	4,652	—	—	3,333	7,985	—	—
SHD Oil & Gas, LLC, Series A Units	—	—	—	—	—	—	—
SHD Oil & Gas, LLC, Tranche A Note	—	—	—	—	—	—
SHD Oil & Gas, LLC, Tranche B Note	—	—	—	—	—	—	—
SHD Oil & Gas, LLC, Tranche C Note	25,470	—	—	—	25,470	—	750
	$481,817	$2,203	$(12,345)	$(7,575)	$464,100	$—	$9,863
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
    As of June 30, 2022, the Company had a 87%, 85%, 96%, 100%, 98% and 38% equity ownership interest in ChyronHego Corporation; Dynamic Product Tankers, LLC; Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.); Merx Aviation Finance, LLC; MSEA Tankers, LLC; and SHD Oil & Gas, LLC (f/k/a Spotted Hawk Development LLC), respectively.
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2022
(In thousands, except share data)

(6)Aggregate gross unrealized gain and loss for federal income tax purposes is $52,898 and $320,679, respectively. Net unrealized loss is $267,781 based on a tax cost of $2,851,797.
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
(16)AIC Spotted Hawk Holdings, LLC, AIC SHD Holdings, LLC, AIC Pelican Holdings, LLC, AIC SB Holdings LLC and AP Surf Investments, LLC are wholly-owned special purpose vehicles which only hold investments of the underlying portfolio companies and have no other significant assets or liabilities. AIC Spotted Hawk Holdings, LLC holds equity and debt investments in SHD Oil & Gas, LLC. AIC SHD Holdings LLC holds equity investments in SHD Oil & Gas, LLC. and equity investments in both Carbonfree Chemicals Holdings, LLC and Carbonfree Chemicals SA, LLC. AIC Pelican Holdings, LLC holds an equity investment in Pelican Energy, LLC. AP Surf Investments, LLC holds equity investments in Surf Opco, LLC. AIC SB Holdings LLC holds equity investments in Gainline Galaxy Holdngs LLC.
(17)Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of June 30, 2022, non-qualifying assets represented approximately 9.28% of the total assets of the Company.
(18)As of June 30, 2022, MSEA Tankers, LLC had various classes of limited liability interests outstanding of which the Company holds Class A-1 and Class A-2 units which are identical except that Class A-1 unit is voting and Class A-2 unit is non-voting. The units entitle the Company to appoint two out of three managers to the board of managers.
(19)As of June 30, 2022, Dynamic Product Tankers, LLC had various classes of limited liability interests outstanding of which the Company holds Class A-1 and Class A-3 units which are identical except that Class A-1 unit is voting and Class A-3 unit is non-voting. The units entitle the Company to appoint three out of five managers to the board of managers.
(20)As of June 30, 2022, there were letters of credit issued and outstanding through the Company under this first lien senior secured revolving loan.
(21)The undrawn portion of these committed revolvers and delayed draw term loans includes a commitment and unused fee rate.
(22)A letter of credit associated with this investment has been issued through the Company’s Senior Secured Facility. In the event of draw of funds the related funding would be pro-rated for all existing lenders in the investment.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2022
(In thousands, except share data)
(23)As of June 30, 2022, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 8 to the financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit	Undrawn Commitment
A&V Holdings Midco, LLC	$1,505	$452	$—	$1,053
AMI US Holdings Inc.	2,907	1,163	—	1,744
AQ Sunshine, Inc.	2,144	507	23	1,614
Activ Software Holdings, LLC	2,407	—	—	2,407
Akoya Biosciences, Inc.	3,000	—	—	3,000
Alpinex Opco, LLC	3,843	447	—	3,396
Analogic Corporation	1,826	1,043	—	783
Banner Buyer, LLC	4,387	645	—	3,742
Beacon Mobility Corp.	68,152	—	28,505	39,647
Berner Food & Beverage, LLC	2,881	1,844	—	1,037
Bird US Opco, LLC	7,847	—	—	7,847
Cerus Corporation	1,500	1,024	—	476
ChyronHego Corporation	12,000	8,956	—	3,044
Club Car Wash Operating, LLC	6,847	—	—	6,847
Compu-Link Corporation	2,273	—	—	2,273
Digital.ai Software Holdings, Inc.	2,419	565	—	1,854
EHL Merger Sub, LLC	4,155	—	—	4,155
Eldrickco Limited*	5,644	433	—	5,211
EmpiRx Health LLC	909	455	227	227
Erickson Inc	33,000	26,141	847	6,012
FPG Services, LLC	6,811	—	—	6,811
First Heritage Credit, LLC	7,500	3,220	—	4,280
Forge Biologics, Inc.	13,334	—	—	13,334
GB001, Inc.	24,000	—	—	24,000
Gabriel Partners, LLC	665	133	—	532
Gateway US Holdings, Inc.	2,018	15	—	2,003
Go Car Wash Management Corp.	15,774	—	—	15,774
Graffiti Buyer, Inc.	3,920	457	—	3,463
Guernsey Holdings SDI LA LLC	1,167	—	—	1,167
Gutter Buyer, Inc.	2,727	1,364	119	1,244
HRO (Hero Digital) Holdings, LLC	10,213	851	31	9,331
HSI HALO Acquisition, Inc.	3,492	135	—	3,357
Heniff Holdco, LLC	3,925	1,570	—	2,355
High Street Buyer, Inc.	2,203	—	—	2,203
Hive Intermediate, LLC	2,326	—	—	2,326
HomeRenew Buyer, Inc.	7,049	—	—	7,049
IMA Group Management Company, LLC	3,929	260	—	3,669
JF Acquisition, LLC	1,569	753	—	816
Jacent Strategic Merchandising	3,500	3,494	—	6
KDC US Holdings	6,020	795	34	5,191
KL Charlie Acquisition Company	9,962	157	—	9,805
Kauffman Intermediate, LLC	1,243	155	—	1,088
Keystone Acquisition Corp.	2,935	—	—	2,935
Kindeva Drug Delivery L.P.	167	96	—	71
Kure Pain Holdings, Inc.	2,654	—	—	2,654
LS Clinical Services Holdings, Inc.	1,875	—	—	1,875
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2022
(In thousands, except share data)

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit	Undrawn Commitment
Lash OpCo, LLC	1,612	599	—	1,013
LendingPoint LLC	21,856	6,944	—	14,912
Lifelong Learner Holdings, LLC	2,985	2,982	—	3
Liqui-Box Holdings, Inc.	3,560	2,401	31	1,128
MEP-TS Midco, LLC	1,452	—	—	1,452
Magnate Holding Corp.	3,150	3,150	—	—
Mannkind Corporation	30,000	—	—	30,000
Marlin DTC-LS Midco 2, LLC	685	—	—	685
Maxor National Pharmacy Services, LLC	1,558	—	—	1,558
Medical Guardian, LLC	8,572	381	—	8,191
Merx Aviation Finance, LLC	275,177	275,000	177	—
Midwest Vision Partners Management, LLC	3,029	612	—	2,417
Momentx Corporation	1,257	—	—	1,257
NW Entertainment, Inc.	3,078	3,078	—	—
Naviga Inc. (fka Newscycle Solutions, Inc.)	500	304	—	196
Nemo (BC) Bidco Pty Ltd*	160	—	—	160
New Era Technology, Inc.	7,670	779	—	6,891
Norvax, LLC	3,182	2,466	—	716
Orchard Therapeutics PLC	22,333	—	—	22,333
Ortega National Parks, LLC	8,251	—	—	8,251
PHS Buyer, Inc.	2,000	1,000	—	1,000
Pace Health Companies, LLC	500	—	105	395
Paladone Group Bidco Limited	3,295	—	—	3,295
Paladone Group Bidco Limited*	430	—	—	430
Paragon 28, Inc.	4,500	—	—	4,500
Partner Therapeutics, Inc	1,000	726	—	274
Precision Refrigeration & Air Conditioning LLC	1,705	—	—	1,705
Premier Imaging, LLC	4,305	—	—	4,305
Pro-Vigil Holding Company, LLC	2,933	—	—	2,933
Project Comfort Buyer, Inc.	3,462	—	—	3,462
Protein For Pets Opco, LLC	2,219	—	—	2,219
Purchasing Power Funding I, LLC	9,113	598	—	8,515
Radius Health, Inc.	5,833	—	—	5,833
Roscoe Medical, Inc	1,393	1,393	—	—
SI Holdings, Inc.	3,413	768	—	2,645
Shelby 2021 Holdings Corp.	1,980	—	—	1,980
Simeio Group Holdings, Inc.	1,731	—	—	1,731
Sirsi Corporation	429	—	—	429
Sonar Entertainment, Inc.	1,604	1,604	—	—
Springbrook Holding Company, LLC	1,463	—	—	1,463
Surf Opco, LLC	16,667	12,976	1,000	2,691
TELA Bio, Inc.	3,333	—	—	3,333
TGG TS Acquisition Company	1,750	—	—	1,750
THLP CO. LLC	4,494	1,919	79	2,496
Telesoft Holdings, LLC	2,273	121	—	2,152
Ten-X, LLC	4,680	—	—	4,680
The Emmes Company, LLC	2,449	1,224	—	1,225
Thomas Scientific, LLC	8,148	—	—	8,148
TissueTech, Inc.	6,250	—	—	6,250
Treace Medical Concepts, Inc.	23,416	400	—	23,016
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2022
(In thousands, except share data)

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit	Undrawn Commitment
Trench Plate Rental Co.	1,818	182	59	1,577
Truck-Lite Co., LLC	3,052	—	99	2,953
Turbo Buyer, Inc.	923	—	—	923
U.S. Auto Finance, Inc.	19,053	—	—	19,053
USLS Acquisition, Inc.	1,608	402	75	1,131
Ultimate Baked Goods Midco LLC	3,243	1,946	365	932
Unchained Labs, LLC	3,290	—	—	3,290
Upstack Holdco Inc.	6,600	—	110	6,490
WelldyneRX, LLC	1,923	—	—	1,923
Westfall Technik, Inc.	2,019	2,019	—	—
Wildcat BuyerCo, Inc.	1,972	87	30	1,855
Total Commitments	$882,960	$383,191	$31,916	$467,853
____________________
* These investments are in a foreign currency and the total commitment has been converted to USD using the June 30, 2022 exchange rate.
** For all letters of credit issued and outstanding on June 30, 2022, $2,238 will expire in 2022, $29,663 will expire in 2023 and $15 will expire in 2024.
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2022
(In thousands, except share data)

(24)Securities that are exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2022, the aggregate fair value of these securities is $113,966 or 12% of the Company's net assets. The acquisition dates of the restricted securities are as follows:

Issuer	Investment Type	Acquisition Date
1244311 B.C. Ltd.	Common Equity - Common Stock	9/30/2020
AIC SPV Holdings II, LLC	Preferred Equity - Preferred Stock	6/1/2017
BSP-TS, LP	Common Equity - Common Stock	12/14/2021
Carbonfree Chemicals Holdings LLC	Common Equity - Common Equity / Interest	11/19/2019
ChyronHego Corporation	Preferred Equity - Preferred Equity	12/29/2020
Dynamic Product Tankers, LLC	Common Equity - Class A Units	4/8/2015
FCP-Hive Holdings, LLC	Common Equity - Common Stock	9/22/2021
FCP-Hive Holdings, LLC	Preferred Equity - Preferred Equity	9/22/2021
Gainline Galaxy Holdings LLC	Common Equity - Common Stock	11/12/2021
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.)	Common Equity - Common Stock	3/29/2016
Graffiti Parent, LP	Common Equity - Common Stock	8/10/2021
HRO Holdings I LP	Common Equity - Common Stock	11/18/2021
Merx Aviation Finance, LLC	Common Equity - Membership Interests	7/1/2021
MSEA Tankers LLC	Common Equity - Class A Units	12/12/2014
Owl Parent Holdings, LLC	Common Equity - Common Stock	2/4/2022
Paladone Group Holdings Limited	Common Equity - Common Stock	11/12/2021
Pelican Energy, LLC	Common Equity - Membership Interests	3/28/2012
Project Comfort Buyer, Inc.	Preferred Equity - Preferred Equity	5/16/2022
Renew Financial LLC (f/k/a Renewable Funding, LLC)	Preferred Equity - Series E Preferred Stock	12/23/2020
Renew Financial LLC (f/k/a Renewable Funding, LLC)	Preferred Equity - Series D Preferred Stock	10/1/2015
Renew Financial LLC (f/k/a Renewable Funding, LLC)	Preferred Equity - Series B Preferred Stock	4/9/2014
Renew JV LLC	Common Equity - Membership Interests	9/5/2019
SHD Oil & Gas, LLC	Common Equity - Series C Units	12/27/2012
SHD Oil & Gas, LLC	Common Equity - Series A Units	11/18/2016
SMC IR Holdings, LLC	Common Equity - Common Stock	3/8/2022
Trench Safety Solutions Holdings, LLC	Common Equity - Series A-1 Units	4/29/2022
(25)The interest rate on these loans is subject to Prime, which as of June 30, 2022 was 4.75%
(26)The interest rate on these loans is subject to 1 month LIBOR, which as of June 30, 2022 was 1.79%
(27)The interest rate on these loans is subject to SONIA, which as of June 30, 2022 was 1.19%
(28)The interest rate on these loans is subject to 3 months LIBOR, which as of June 30, 2022 was 2.29%
(29)The interest rate on these loans is subject to 6 months LIBOR, which as of June 30, 2022 was 2.94%
(30)The interest rate on these loans is subject to 12 months LIBOR, which as of June 30, 2022 was 3.62%
(31)The interest rate on these loans is subject to 1 month SOFR, which as of June 30, 2022 was 1.69%
(32)The interest rate on these loans is subject to 3 months SOFR, which as of June 30, 2022 was 2.12%
(33)The interest rate on these loans is subject to 6 months SOFR, which as of June 30, 2022 was 2.63%
(34)The interest rate on these loans is subject to 3 months BBSW, which as of June 30, 2022 was 1.81%
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2022
(In thousands, except share data)
(35)The following shows the composition of the Company’s portfolio at cost by control designation, investment type and industry as of June 30, 2022:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Non-Controlled / Non-Affiliated Investments
Advertising, Printing & Publishing	$42,330	$—	$—	$—	$—	$432	$—	$42,762
Aerospace & Defense	26,096	—	—	—	—	—	—	26,096
Automotive	57,638	23,621	—	—	—	350	—	81,609
Aviation and Consumer Transport	17,162	—	—	—	—	—	—	17,162
Beverage, Food & Tobacco	103,600	—	—	—	448	1,261	—	105,309
Business Services	199,829	67,765	—	—	89	1,940	—	269,623
Chemicals, Plastics & Rubber	23,011	—	—	—	—	—	—	23,011
Construction & Building	30,169	—	—	—	—	500	—	30,669
Consumer Goods – Durable	19,163	—	—	—	—	107	—	19,270
Consumer Goods – Non-durable	74,827	—	—	—	492	2,135	—	77,454
Consumer Services	194,355	—	—	—	—	—	—	194,355
Diversified Investment Vehicles, Banking, Finance, Real Estate	30,495	—	—	—	—	—	—	30,495
Education	36,331	—	—	—	—	—	—	36,331
Energy – Electricity	7,230	—	—	—	5,623	4	—	12,857
Environmental Industries	8,137	—	—	—	—	—	—	8,137
Healthcare & Pharmaceuticals	467,575	—	—	—	333	1,015	135	469,058
High Tech Industries	286,666	—	—	—	—	1,000	—	287,666
Hotel, Gaming, Leisure, Restaurants	19,485	—	—	—	—	—	—	19,485
Insurance	82,824	—	—	—	—	—	—	82,824
Manufacturing, Capital Equipment	29,188	7,961	—	—	11,850	250	—	49,249
Media – Diversified & Production	36,602	—	—	—	—	—	—	36,602
Retail	31,331	—	—	—	—	—	—	31,331
Telecommunications	—	7,094	—	—	—	—	—	7,094
Transportation – Cargo, Distribution	45,226	—	—	—	—	—	—	45,226
Utilities – Electric	14,631	—	—	—	—	—	—	14,631
Wholesale	41,667	—	—	—	—	798	—	42,465
Total Non-Controlled / Non-Affiliated Investments	$1,925,568	$106,441	$—	$—	$18,835	$9,792	$135	$2,060,771
Non-Controlled / Affiliated Investments
Chemicals, Plastics & Rubber	$—	$—	$—	$—	$—	$78,729	$—	$78,729
Consumer Goods - Durable	4,274	—	—	—	—	1,000	—	5,274
Diversified Investment Vehicles, Banking, Finance, Real Estate	—	—	—	16,998	—	—	—	16,998
Energy – Electricity	—	—	—	—	16,347	444	—	16,791
Energy – Oil & Gas	—	—	—	—	—	13,063	—	13,063
Total Non-Controlled / Affiliated Investments	$4,274	$—	$—	$16,998	$16,347	$93,236	$—	$130,855
Controlled Investments
Aviation and Consumer Transport	$275,000	$—	$—	$—	$—	$35,800	$—	$310,800
Energy – Oil & Gas	24,728	3,093	—	—	—	75,555	—	103,376
High Tech Industries	96,297	—	—	—	6,000	—	—	102,297
Transportation – Cargo, Distribution	—	—	—	—	—	86,440	—	86,440
Total Controlled Investments	$396,025	$3,093	$—	$—	$6,000	$197,795	$—	$602,913
Total	$2,325,867	$109,534	$—	$16,998	$41,182	$300,823	$135	$2,794,539
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2022
(In thousands, except share data)
(36)The following shows the composition of the Company’s portfolio at fair value by control designation, investment type and industry as of June 30, 2022:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total	% of Net Assets
Non-Controlled / Non-Affiliated Investments
Advertising, Printing & Publishing	$42,385	$—	$—	$—	$—	$476	$—	$42,861	4.3%
Aerospace & Defense	25,811	—	—	—	—	—	—	25,811	2.6%
Automotive	56,561	19,546	—	—	—	379	—	76,486	7.7%
Aviation and Consumer Transport	17,235	—	—	—	—	—	—	17,235	1.7%
Beverage, Food & Tobacco	103,281	—	—	—	488	2,160	—	105,929	10.7%
Business Services	197,168	55,670	—	—	89	2,425	—	255,352	25.9%
Chemicals, Plastics & Rubber	22,506	—	—	—	—	—	—	22,506	2.3%
Construction & Building	30,029	—	—	—	—	1,095	—	31,124	3.2%
Consumer Goods – Durable	18,887	—	—	—	—	518	—	19,405	2.0%
Consumer Goods – Non-durable	74,645	239	—	—	64	1,784	—	76,732	7.8%
Consumer Services	193,590	—	—	—	—	—	—	193,590	19.6%
Diversified Investment Vehicles, Banking, Finance, Real Estate	30,427	—	—	—	—	—	—	30,427	3.1%
Education	36,205	—	—	—	—	—	—	36,205	3.7%
Energy – Electricity	1,837	—	—	—	—	—	—	1,837	0.2%
Environmental Industries	8,242	—	—	—	—	—	—	8,242	0.8%
Healthcare & Pharmaceuticals	467,014	—	—	—	343	3,584	98	471,039	47.8%
High Tech Industries	286,602	—	—	—	—	1,384	—	287,986	29.2%
Hotel, Gaming, Leisure, Restaurants	19,429	—	—	—	—	—	—	19,429	2.0%
Insurance	82,620	—	—	—	—	—	—	82,620	8.4%
Manufacturing, Capital Equipment	28,611	7,760	—	—	8,301	141	—	44,813	4.5%
Media – Diversified & Production	35,893	—	—	—	—	—	—	35,893	3.6%
Retail	31,310	—	—	—	—	—	—	31,310	3.2%
Telecommunications	—	6,736	—	—	—	—	—	6,736	0.7%
Transportation – Cargo, Distribution	44,696	—	—	—	—	—	—	44,696	4.5%
Utilities - Electric	14,325	—	—	—	—	—	—	14,325	1.5%
Wholesale	41,853	—	—	—	—	754	—	42,607	4.3%
Total Non-Controlled / Non-Affiliated Investments	$1,911,162	$89,951	$—	$—	$9,285	$14,700	$98	$2,025,196	205.3%
% of Net Assets	193.8%	9.1%	—%	—%	0.9%	1.5%	—%	205.3%
Non-Controlled / Affiliated Investments
Chemicals, Plastics & Rubber	$—	$—	$—	$—	$—	$40,607	$—	$40,607	4.1%
Consumer Goods - Durable	3,958	—	—	—	—	769	—	4,727	0.5%
Diversified Investment Vehicles, Banking, Finance, Real Estate	—	—	—	8,957	—	—	—	8,957	0.9%
Energy – Electricity	—	—	—	—	4,713	574		5,287	0.5%
Energy – Oil & Gas	—	—	—	—	—	630	—	630	0.1%
Total Non-Controlled / Affiliated Investments	$3,958	$—	$—	$8,957	$4,713	$42,580	$—	$60,208	6.1%
% of Net Assets	0.4%	—%	—%	0.9%	0.5%	4.3%	—%	6.1%
Controlled Investments
Aviation and Consumer Transport	$275,000	$—	$—	$—	$—	$9,395	$—	$284,395	28.8%
Energy – Oil & Gas	25,470	3,959	—	—	—	8,699	—	38,128	3.9%
High Tech Industries	96,184	—	—	—	16,955	—		113,139	11.4%
Transportation – Cargo, Distribution	—	—	—	—	—	28,438	—	28,438	2.9%
Total Controlled Investments	$396,654	$3,959	$—	$—	$16,955	$46,532	$—	$464,100	47.0%
% of Net Assets	40.2%	0.4%	—%	—%	1.7%	4.7%	—%	47.0%
Total	$2,311,774	$93,910	$—	$8,957	$30,953	$103,812	$98	$2,549,504	258.4%
% of Net Assets	234.4%	9.5%	—%	0.9%	3.1%	10.5%	—%	258.4%
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2022
(In thousands, except share data)

Industry Classification	Percentage of Total Investments (at Fair Value) as of June 30, 2022
Healthcare & Pharmaceuticals	18.5%
High Tech Industries	15.7%
Aviation and Consumer Transport	11.8%
Business Services	10.0%
Consumer Services	7.6%
Beverage, Food & Tobacco	4.2%
Insurance	3.2%
Consumer Goods – Non-durable	3.0%
Automotive	3.0%
Transportation – Cargo, Distribution	2.9%
Chemicals, Plastics & Rubber	2.5%
Manufacturing, Capital Equipment	1.8%
Advertising, Printing & Publishing	1.7%
Wholesale	1.7%
Diversified Investment Vehicles, Banking, Finance, Real Estate	1.5%
Energy – Oil & Gas	1.5%
Education	1.4%
Media – Diversified & Production	1.4%
Retail	1.2%
Construction & Building	1.2%
Aerospace & Defense	1.0%
Consumer Goods – Durable	0.9%
Hotel, Gaming, Leisure, Restaurants	0.8%
Utilities – Electric	0.6%
Environmental Industries	0.3%
Energy – Electricity	0.3%
Telecommunications	0.3%
Total Investments	100.0%
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

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2022
(In thousands, except share data)
(33) The following shows the composition of the Company’s portfolio at cost by control designation, investment type and industry as of March 31, 2022:

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

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2022
(In thousands, except share data)
(34)The following shows the composition of the Company’s portfolio at cost by control designation, investment type and industry as of March 31, 2022:

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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share and per share data)

Note 1. Organization
Apollo Investment Corporation (the “Company,” “Apollo Investment,” “AIC,” “we,” “us,” or “our”), a Maryland corporation incorporated on February 2, 2004, is a closed-end, externally managed, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We commenced operations on April 8, 2004 receiving net proceeds of $870,000 from our initial public offering by selling 62 million shares of common stock at a price of $15.00 per share (20.7 million shares at a price of $45.00 per share adjusted for the one-for-three reverse stock split). Since then, and through June 30, 2022, we have raised approximately $2,210,067 in net proceeds from additional offerings of common stock and repurchased common stock for $245,810.
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
These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended March 31, 2022.

Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of income, expenses, gains and losses during the reported periods. Changes in the economic environment, financial markets, credit worthiness of our portfolio companies, the global outbreak of a novel coronavirus (COVID-19) which began in 2020 and still persists and any other parameters used in determining these estimates could cause actual results to differ materially.

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
Cash and cash equivalents are carried at cost which approximates fair value. Cash equivalents held as of June 30, 2022 was $34,512. Cash equivalents held as of March 31, 2022 was $30,033.
Collateral on Option Contracts
Collateral on option contracts represents restricted cash held by our counterparty as collateral against our derivative instruments until such contracts mature or are settled upon per agreement of buyer and seller of the contract. In accordance with ASC 230, Statement of Cash Flows, the Statements of Cash Flows outline the changes in cash, including both restricted and unrestricted cash, cash equivalents and foreign currencies. As of June 30, 2022 and March 31, 2022 the Company did not hold any derivative contracts.

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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)
With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value, our Board of Directors have approved a multi-step valuation process each quarter, as described below:
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
Investments determined by these valuation procedures which have a fair value of less than $1 million during the prior fiscal quarter may be valued based on inputs identified by the Investment Adviser without the necessity of obtaining valuation from an independent valuation firm, if once annually an independent valuation firm using the procedures described herein provides an independent assessment of value. Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. During the three months ended June 30, 2022, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.
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
As of June 30, 2022 and March 31, 2022, the Company did not hold any derivative contracts.
Offsetting Assets and Liabilities
The Company has elected not to offset cash collateral against the fair value of derivative contracts. The fair values of these derivatives are presented on a gross basis, even when derivatives are subject to master netting agreements.

As of June 30, 2022 and March 31, 2022, the Company did not hold any derivative contracts.

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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)
Federal and State Income Taxes
We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must (among other requirements) meet certain source-of-income and asset diversification requirements and timely distribute to its stockholders at least 90% of its investment company taxable income as defined by the Code, for each year. The Company (among other requirements) has made and intends to continue to make the requisite distributions to its stockholders, which will generally relieve the Company from corporate-level income taxes. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to stockholders through June 30, 2022 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ending March 31, 2023. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividend and distributions and other permanent book and tax difference are reclassified to paid-in capital.
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
We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the financial statements. As of June 30, 2022, there were no uncertain tax positions and no amounts accrued for interest or penalties. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal.
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)
Recent Accounting Pronouncements
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848),” which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company is currently evaluating the impact of the adoption of ASU 2020-04 and 2021-01 on its consolidated financial statements.
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

For accounting purposes only, we are required under GAAP to accrue a theoretical capital gains incentive fee based upon net realized capital gains and unrealized capital gain and loss on investments held at the end of each period. The accrual of this theoretical capital gains incentive fee assumes all unrealized capital gain and loss is realized in order to reflect a theoretical capital gains incentive fee that would be payable to the Investment Adviser at each measurement date. There was no accrual for theoretical capital gains incentive fee for the three months ended June 30, 2022 and 2021. It should be noted that a fee so calculated and accrued would not be payable under the Investment Advisers Act of 1940 (the “Advisers Act”) or the investment advisory management agreement, and would not be paid based upon such computation of capital gains incentive fees in subsequent periods. Amounts actually paid to the Investment Adviser will be consistent with the Advisers Act and formula reflected in the investment advisory management agreement which specifically excludes consideration of unrealized capital gain.

For the three months ended June 30, 2022 and 2021, the Company recognized $8,949 and $8,813, respectively, of management fees, and $1,396 and $0, respectively, of incentive fees before impact of waived fees. For the three months ended June 30, 2022 and 2021, no management fees and no incentive fees were waived.
As of June 30, 2022 and March 31, 2022, management and performance-based incentive fees payable were $10,270 and $9,912, respectively.
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
For the three months ended June 30, 2022 and 2021, management fee offset was $75 and $0, respectively.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)
Administration Agreement with AIA
The Company has also entered into an administration agreement with the Administrator (the “Administration Agreement”) under which AIA provides administrative services for the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator and requested to be reimbursed by the Administrator in performing its obligations under the Administration Agreement. The expenses include rent and the Company’s allocable portion of compensation and other related expenses for its Chief Financial Officer, Chief Legal Officer and Chief Compliance Officer and their respective staffs. For the three months ended June 30, 2022 and 2021, the Company recognized administrative services expense under the Administration Agreement of $1,286 and $1,271, respectively. There was no payable to AIA and its affiliates for expenses paid on our behalf as of June 30, 2022 and March 31, 2022.
Administrative Service Expense Reimbursement
Merx Aviation Finance, LLC (“Merx”), a wholly-owned portfolio company of the Company, has entered into an administration agreement with the Administrator (the “Merx Administration Agreement”) under which AIA provides administrative services to Merx and several Merx managed entities. For the three months ended June 30, 2022 and 2021, the Company recognized administrative service expense reimbursements of $75 and $75, respectively, under the Merx Administration Agreement.
Debt Expense Reimbursements
The Company has also entered into debt expense reimbursement agreements with Merx and several other portfolio companies, which will reimburse the Company for reasonable out-of-pocket expenses incurred, including any interest, fees or other amounts incurred by the Company in connection with letters of credit issued on their behalf. For the three months ended June 30, 2022 and 2021, the Company recognized debt expense reimbursements of $153 and $1, respectively, under the debt expense reimbursement agreements.
Co-Investment Activity
We may co-invest on a concurrent basis with affiliates of ours, subject to compliance with applicable regulations and our allocation procedures. Certain types of negotiated co-investments may be made only in accordance with the terms of the exemptive order we received from the SEC permitting us to do so. On March 29, 2016, we received an exemptive order from the SEC, which was amended on December 29, 2021 (the “Order”) permitting us greater flexibility to negotiate the terms of co-investment transactions with certain of our affiliates, including investment funds managed by AIM or its affiliates and Apollo proprietary accounts, subject to the conditions included therein. Under the terms of the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must be able to reach certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our Board of Directors’ approved criteria. In certain situations where co-investment with one or more funds managed by AIM or its affiliates is not covered by the Order, the personnel of AIM or its affiliates will need to decide which fund will proceed with the investment. Such personnel will make these determinations based on allocation policies and procedures, which are designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations. The Order is subject to certain terms and conditions so there can be no assurance that we will be permitted to co-invest with certain of our affiliates other than in the circumstances currently permitted by regulatory guidance and the Order.
As of June 30, 2022, the Company’s co-investment holdings were 72% of the portfolio or $1,828,815, measured at fair value. On a cost basis, 66% of the portfolio or $1,837,316 were co-investments. As of March 31, 2022, the Company’s co-investment holdings were 71% of the portfolio or $1,783,052, measured at fair value. On a cost basis, 65% of the portfolio or $1,780,779 were co-investments.
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

On July 1, 2021, $84,500 of the Merx common equity held by the Company was converted into the Merx first lien secured revolver. The balance of the Merx revolver as of June 30, 2022 was $275,000.
Note 4. Earnings Per Share
The following table sets forth the computation of earnings (loss) per share (“EPS”), pursuant to ASC 260-10, for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021
Basic Earnings Per Share
Net increase (decrease) in net assets resulting from operations	$5,659	$32,144
Weighted average shares outstanding	63,558,246	65,200,856
Basic earnings (loss) per share	$0.09	$0.49

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)
Note 5. Investments
Fair Value Measurement and Disclosures
The following table shows the composition of our investment portfolio as of June 30, 2022, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$2,325,867	$2,311,774	$—	$14,669	$2,297,105
Second Lien Secured Debt	109,534	93,910	—	—	93,910
Structured Products and Other	16,998	8,957	—	—	8,957
Preferred Equity	41,182	30,953	—	—	30,953
Common Equity/Interests	300,823	103,812	1,274	352	102,186
Warrants	135	98	—	—	98
Total Investments	$2,794,539	$2,549,504	$1,274	$15,021	$2,533,209
The following table shows the composition of our investments portfolio as of March 31, 2022, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$2,261,481	$2,259,506	$—	$—	$2,259,506
Second Lien Secured Debt	116,073	97,844	—	—	97,844
Structured Products and Other	16,998	10,038	—	—	10,038
Preferred Equity	41,152	30,162	—	—	30,162
Common Equity/Interests	309,990	125,524	1,230	—	124,294
Warrants	135	99	—	—	99
Total Investments	$2,745,829	$2,523,173	$1,230	$—	$2,521,943
The following table shows changes in the fair value of our Level 3 investments during the three months ended June 30, 2022:

	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Fair value as of March 31, 2022	$2,259,506	$97,844	$—	$10,038	$30,162	$124,294	$99	$2,521,943
Net realized gains (losses)	(162)	(27)	—	—	—	503	—	314
Net change in unrealized gains (losses)	(11,814)	2,606	—	(1,081)	761	(12,588)	(1)	(22,117)
Net amortization on investments	4,006	57	—	—	—	—	—	4,063
Purchases, including capitalized PIK (3)	214,807	141	—	—	30	25,125	—	240,103
Sales (3)	(170,611)	(4,994)	—	—	—	(34,796)	—	(210,401)
Transfers out of Level 3 (1)	(344)	(1,717)	—	—	—	(352)	—	(2,413)
Transfers into Level 3 (1)	1,717	—	—	—	—	—	—	1,717
Fair value as of June 30, 2022	$2,297,105	$93,910	$—	$8,957	$30,953	$102,186	$98	$2,533,209

Net change in unrealized gains (losses) on Level 3 investments still held as of June 30, 2022	$(11,507)	$1,949	$—	$(1,081)	$761	$(12,474)	$(1)	$(22,353)
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
(2)Includes unfunded commitments measured at fair value of $(4,800).
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)
The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of June 30, 2022 and March 31, 2022. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.
The unobservable inputs used in the fair value measurement of our Level 3 investments as of June 30, 2022 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range		Weighted Average (1)
First Lien Secured Debt	$275,000	Discounted Cash Flow	Discount Rate	10.5%	12.0%	12.0%
		Residual Value	Residual Value	N/A	N/A	N/A
	82,006	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	359	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
	1,910,910	Yield Analysis	Discount Rate	6.3%	53.3%	10.2%
	28,830	Recovery Analysis	Sale Proceeds	N/A	N/A	N/A
Second Lien Secured Debt	6,109	Market Comparable Approach	Comparable Multiple	11.0x	11.0x	11.0x
	4,198	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
	83,603	Yield Analysis	Discount Rate	11.8%	21.8%	14.9%
Structured Products and Other	8,957	Yield Analysis	Discount Rate	11.0%	11.0%	11.0%
Preferred Equity	26,151	Market Comparable Approach	Comparable Multiple	2.3x	22.5x	13.8x
	4,425	Option Pricing Model	Expected Volatility	70.0%	70.0%	70.0%
	11	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
	78	Residual Value	Residual Value	N/A	N/A	N/A
	288	Yield Analysis	Discount Rate	11.0%	53.3%	11.0%
Common Equity/Interests	—	Discounted Cash Flow	Discount Rate	53.3%	53.3%	0.0%
	9,395	Discounted Cash Flow	Discount Rate	10.5%	10.5%	10.5%
		Residual Value	Residual Value	N/A	N/A	N/A
	13,738	Market Comparable Approach	Comparable Multiple	6.0x	27.8x	11.8x
	40,657	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	714	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
	574	Yield Analysis	Discount Rate	11.0%	11.0%	11.0%
	55	Market Comparable Approach	Comparable Multiple	22.5x	22.5x	22.5x
		Option Pricing Model	Expected Volatility	30.0%	30.0%	30.0%
	37,053	Sale Proceeds	Sale Proceeds	N/A	N/A	N/A
Warrants	98	Option Pricing Model	Expected Volatility	60.0%	60.0%	60.0%
Total Level 3 Investments	$2,533,209
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
Investment Transactions
For the three months ended June 30, 2022 and 2021, purchases of investments on a trade date basis were $227,422 and $295,213, respectively. For the three months ended June 30, 2022 and 2021, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $184,003 and $266,107, respectively.
PIK Income
The Company holds loans and other investments, including certain preferred equity investments, that have contractual PIK income. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. During the three months ended June 30, 2022 and 2021, PIK income earned was $956 and $1,536, respectively.
The following table shows the change in capitalized PIK balance for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021
PIK balance at beginning of period	$39,228	$41,947
PIK income capitalized	731	1,786
Adjustments due to investments exited or written off	(124)	—
PIK income received in cash	—	—
PIK balance at end of period	$39,835	$43,733
Dividend Income on CLOs
The Company holds structured products and other investments. The CLO equity investments are entitled to recurring distributions which are generally equal to the excess cash flow generated from the underlying investments after payment of the contractual payments to debt holders and fund expenses. The Company records as dividend income the accretable yield from its beneficial interests in structured products such as CLOs based upon a number of cash flow assumptions that are subject to uncertainties and contingencies. During the three months ended June 30, 2022 and 2021, dividend income from structured products was $336 and $312, respectively.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)
Investments on Non-Accrual Status
As of June 30, 2022, 1.0% of total investments at amortized cost, or 0.3% of total investments at fair value, were on non-accrual status. As of March 31, 2022, 1.3% of total investments at amortized cost, or 0.6% of total investments at fair value, were on non-accrual status.
Unconsolidated Significant Subsidiaries
The following unconsolidated subsidiaries are considered significant subsidiaries under SEC Regulation S-X Rule 10-01(b)(1) as of June 30, 2022. Accordingly, summarized, unaudited, comparative financial information is presented below for the unconsolidated significant subsidiary.

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

	Three Months Ended June 30,
	2022	2021
Net revenue	$36,446	$43,710
Net operating income	7,122	5,844
Earnings (loss) before taxes	(13,434)	(4,943)
Net profit (loss)	(13,456)	(3,570)
Net profit (loss) after taxes attributable to non-controlling interests	(699)	(980)
Net profit (loss) after taxes attributable to Merx Aviation	(12,756)	(2,590)
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)
The Company’s outstanding debt obligations as of June 30, 2022 were as follows:

	Date Issued/Amended	Total Aggregate Principal Amount Committed		Principal Amount Outstanding		Fair Value		Final Maturity Date
Senior Secured Facility	12/22/2020	$1,810,000	**	$1,127,173	*	$1,116,810	(1)	12/22/2025
2025 Notes	3/3/2015	350,000		350,000		336,807	(2)	3/3/2025
2026 Notes	7/16/2021	125,000		125,000		108,760	(2)	7/16/2026
Total Debt Obligations		$2,285,000		$1,602,173		$1,562,377
Deferred Financing Cost and Debt Discount				$(4,610)
Total Debt Obligations, net of Deferred Financing Cost and Debt Discount				$1,597,563
____________________
*Includes foreign currency debt obligations as outlined in Foreign Currency Transactions and Translations within this note to the financial statements.
** Lender commitments will remain $1,810,000 through November 19, 2022 and will then decrease to $1,705,000 thereafter.
(1)The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of June 30, 2022. The valuation is based on a yield analysis and discount rate commensurate with the market yields for similar types of debt.
(2)The fair value of these debt obligations would be categorized as Level 2 under ASC 820 as of June 30, 2022. The valuation is based on broker quoted prices.
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)
Senior Secured Facility
On December 22, 2020, the Company amended and restated its senior secured, multi-currency, revolving credit facility (the “Senior Secured Facility”), previously amended and restated as of November 19, 2018. Lender commitments in the amended and restated agreement will remain $1,810,000 through November 19, 2022 and will decrease to $1,705,000 thereafter. The amended and restated agreement extended the final maturity date through December 22, 2025, and includes an accordion provision which allows the Company to increase the total commitments under the existing revolving facility up to an aggregate principal amount of $2,715,000 from new or existing lenders on the same terms and conditions as the existing commitments. The Senior Secured Facility is secured by substantially all of the assets in the Company’s portfolio, including cash and cash equivalents. Commencing December 22, 2024, the Company is required to repay, in twelve consecutive monthly installments of equal size, the outstanding amount under the Senior Secured Facility as of December 22, 2024. In addition, the stated interest rate on the facility remains as a formula-based calculation based on a minimum borrowing base, resulting in a stated interest rate, depending on the type of borrowing, of (a) either LIBOR plus 1.75% per annum or LIBOR plus 2.00% per annum, or (b) either Alternate Base Rate plus 0.75% per annum or Alternate Base Rate plus 1% per annum. As of June 30, 2022, the stated interest rate on the facility was LIBOR plus 2.00% or the Sterling Overnight Index Average (“SONIA”) plus 2.00%. The Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the Senior Secured Facility and participation fees and fronting fees of up to 2.25% per annum on the letters of credit issued.
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

The Senior Secured Facility also provides for the issuance of letters of credit up to an aggregate amount of $150,000. As of June 30, 2022 and March 31, 2022, the Company had $27,037 and $26,877, respectively, in standby letters of credit issued through the Senior Secured Facility. The amount available for borrowing under the Senior Secured Facility is reduced by any standby letters of credit issued through the Senior Secured Facility. Under GAAP, these letters of credit are considered commitments because no funding has been made and as such are not considered a liability. These letters of credit are not senior securities because they are not in the form of a typical financial guarantee and the portfolio companies are obligated to refund any drawn amounts. The available remaining capacity under the Senior Secured Facility was $655,790 and $702,655 as of June 30, 2022 and March 31, 2022, respectively. Terms used in this disclosure have the meanings set forth in the Senior Secured Facility agreement.
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
The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021
Average debt outstanding	$1,620,503	$1,459,775
Maximum amount of debt outstanding	1,669,385	1,491,655

Weighted average annualized interest cost (1)	3.66%	3.08%
Annualized amortized debt issuance cost	0.36%	0.40%
Total annualized interest cost	4.02%	3.48%
____________________
(1)Includes the stated interest expense and commitment fees on the unused portion of the Senior Secured Facility. Commitment fees for the three months ended June 30, 2022 and 2021 were $599 and $660, respectively.
Foreign Currency Transactions and Translations
The Company had the following foreign-denominated debt outstanding on the Senior Secured Facility as of June 30, 2022:

	Original Principal Amount (Local)		Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
British Pound		£41,000	$51,037	$49,930	$1,107	7/29/2022
Australian Dollar	A$	6,200	4,543	4,280	263	7/29/2022
			$55,580	$54,210	$1,370
The Company had the following foreign-denominated debt outstanding on the Senior Secured Facility as of March 31, 2022:

	Original Principal Amount (Local)		Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
British Pound		£41,000	$51,037	$53,866	$(2,829)	4/29/2022
Australian Dollar	A$	6,200	4,543	4,639	(96)	4/29/2022
			$55,580	$58,505	$(2,925)
As of June 30, 2022 and March 31, 2022, the Company was in compliance with all debt covenants for all outstanding debt obligations.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)

Note 7. Stockholders’ Equity
There were no equity offerings of common stock during the three months ended June 30, 2022 and March 31, 2022.
The Company adopted the following plans, approved by the Board of Directors, for the purpose of repurchasing its common stock in accordance with applicable rules specified in the Securities Exchange Act of 1934 (the “1934 Act”) (the “Repurchase Plans”):

Date of Agreement/Amendment	Maximum Cost of Shares That May Be Repurchased	Cost of Shares Repurchased	Remaining Cost of Shares That May Be Repurchased
August 5, 2015	$50,000	$50,000	$—
December 14, 2015	50,000	50,000	—
September 14, 2016	50,000	50,000	—
October 30, 2018	50,000	50,000	—
February 6, 2019	50,000	45,809	4,191
February 3, 2022	25,000	—	25,000
Total as of June 30, 2022	$275,000	$245,809	$29,191
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)
Under the Repurchase Plans described above, the Company allocated the following amounts to be repurchased in accordance with SEC Rule 10b5-1 (the “10b5-1 Repurchase Plans”):

Effective Date	Termination Date	Amount Allocated to 10b5-1 Repurchase Plans
September 15, 2015	November 5, 2015	$5,000
January 1, 2016	February 5, 2016	10,000
April 1, 2016	May 19, 2016	5,000
July 1, 2016	August 5, 2016	15,000
September 30, 2016	November 8, 2016	20,000
January 4, 2017	February 6, 2017	10,000
March 31, 2017	May 19, 2017	10,000
June 30, 2017	August 7, 2017	10,000
October 2, 2017	November 6, 2017	10,000
January 3, 2018	February 8, 2018	10,000
June 18, 2018	August 9, 2018	10,000
September 17, 2018	October 31, 2018	10,000
December 12, 2018	February 7, 2019	10,000
February 25, 2019	May 17, 2019	25,000
March 18, 2019	May 17, 2019	10,000
June 4, 2019	August 7, 2019	25,000
June 17, 2019	August 7, 2019	20,000
September 16, 2019	November 6, 2019	20,000
December 6, 2019	February 5, 2020	25,000
December 16, 2019	February 5, 2020	15,000
March 12, 2020	March 19, 2020	20,000
March 30, 2021	May 21, 2021	10,000
June 16, 2021	November 5, 2021	10,000
December 16, 2021	August 3, 2022*	5,000
____________________
* The amount allocated to the plan had been fully utilized on May 3, 2022.
During the three months ended June 30, 2022, the Company repurchased 128,522 shares at a weighted average price per share of $12.74, inclusive of commissions, for a total cost of $1,638. This represents a discount of approximately 18.61% of the average net asset value per share for the three months ended June 30, 2022.
During the three months ended June 30, 2021, the Company repurchased 145,572 shares at a weighted average price per share of $13.92, inclusive of commissions, for a total cost of $2,026. This represents a discount of approximately 12.72% of the average net asset value per share for the three months ended June 30, 2021.

Since the inception of the Repurchase Plans through June 30, 2022, the Company repurchased 15,395,036 shares at a weighted average price per share of $15.97, inclusive of commissions, for a total cost of $245,809. Including fractional shares, the Company has repurchased 15,395,066 shares at a weighted average price per share of $15.97, inclusive of commissions for a total cost of $245,810.
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

Note 8. Commitments and Contingencies
The Company has various commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of June 30, 2022 and March 31, 2022, the Company had the following unfunded commitments to its portfolio companies:

	June 30, 2022	March 31, 2022
Unfunded revolver obligations and bridge loan commitments (1)	$179,927	$182,645
Standby letters of credit issued and outstanding (2)	31,916	31,188
Unfunded delayed draw loan commitments (including commitments with performance thresholds not met) (3)	287,926	272,787
Total Unfunded Commitments (4)	$499,769	$486,620
____________________
(1)The unfunded revolver obligations may or may not be funded to the borrowing party in the future. The amounts relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of June 30, 2022 and March 31, 2022, subject to the terms of each loan’s respective credit agreements which includes borrowing covenants that need to be met prior to funding. As of June 30, 2022 and March 31, 2022, the bridge loan commitments included in the balances were $0 and $0, respectively.
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
(4)The Company also had an unfunded revolver commitment to its fully controlled affiliate Merx Aviation Finance, LLC of $25,000 and $25,000 as of June 30, 2022 and March 31, 2022, respectively. Given the Company’s controlling interest, the timing and the amount of the funding has not been determined.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)
Note 9. Financial Highlights
The following is a schedule of financial highlights for the three months ended June 30, 2022 and 2021.

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
	(Unaudited)	(Unaudited)
Per Share Data*
Net asset value at beginning of period	$15.79	$15.88
Net investment income (1)	0.37	0.39
Net realized and change in unrealized gains (losses) (1)	(0.28)	0.10
Net increase in net assets resulting from operations	0.09	0.49
Distribution of net investment income (2)	(0.36)	(0.36)
Distribution of return of capital (2)	—	—
Accretion due to share repurchases	0.00	0.00
Net asset value at end of period	$15.52	$16.02

Per share market value at end of period	$10.77	$13.65
Total return (3)	(15.92)%	2.11%
Shares outstanding at end of period	63,518,718	65,113,604
Weighted average shares outstanding	63,558,246	65,200,856

Ratio/Supplemental Data
Net assets at end of period (in millions)	$986.0	$1,043.0
Annualized ratio of operating expenses to average net assets (4)(5)	5.52%	4.84%
Annualized ratio of interest and other debt expenses to average net assets (5)	6.54%	4.88%
Annualized ratio of total expenses to average net assets (4)(5)	12.05%	9.73%
Annualized ratio of net investment income to average net assets (5)	9.47%	9.78%
Average debt outstanding (in millions)	$1,620.5	$1,459.8
Average debt per share	$25.50	$22.39
Annualized portfolio turnover rate (5)	29.10%	43.20%
Asset coverage per unit (6)	$1,605	$1,699
____________________
*Totals may not foot due to rounding.
(1)Financial highlights are based on the weighted average number of shares outstanding for the period presented.
(2)The tax character of distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. Although the tax character of distributions paid to stockholders through June 30, 2022 may include return of capital, the exact amount cannot be determined at this point. Per share amounts are based on actual rate per share.
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)
(4)The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets are shown inclusive of all voluntary management and incentive fee waivers (See Note 3 to the financial statements). For the three months ended June 30, 2022, the annualized ratio of operating expenses to average net assets and the annualized ratio of total expenses to average net assets would be 5.58% and 12.17%, respectively, without the voluntary fee waivers. For the Three months ended June 30, 2021, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 4.87% and 9.75%, respectively, without the voluntary fee waivers.
(5)Annualized for the three months ended June 30, 2022 and 2021.
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
On August 1, 2022, the Board of Directors approved an offering directly to an investor of 1,932,641 shares of the Company’s common stock, par value $0.001 per share at a purchase price of $15.5228 per share, which is the net asset value per share of the Company’s common stock as of June 30, 2022.
On August 1, 2022, the Board of Directors approved changing the Company’s name from Apollo Investment Corporation to MidCap Financial Investment Corporation, effective August 12, 2022. The Company’s common stock will begin to trade under the ticker “MFIC” on the NASDAQ Global Stock Market on or about August 12, 2022.
On August 1, 2022, pursuant to Section 15(c) of the Investment Company Act of 1940, as amended, the Board of Directors also approved the Fourth Amended and Restated Investment Advisory Agreement between the Company and Apollo Investment Management, L.P (the “New Advisory Agreement”). Under the New Advisory Agreement, the base management fee was reduced to 1.75% of the Company’s net assets from 1.50% on the Company’s gross assets (and 1.00% on gross assets exceeding a 200% of net assets), effective as of January 1, 2023. The incentive fee on income was also reduced to 17.5% from 20%, effective as of January 1, 2023. The performance threshold remains 7% and there was no change to the total return requirement, other than accounting for the change in the incentive fee for the period following January 1, 2023, or catch-up provision. The incentive fee on capital gains was also reduced to 17.5% from 20%.
On August 1, 2022, the Company made the following senior management and Board of Director changes:
•Howard T. Widra, who served as Chief Executive Officer since 2018 and as President from 2016 to 2018, has been named Executive Chairman of the Board of Directors. Mr. Widra will continue to serve as Apollo’s Head of Direct Origination.
•Tanner Powell, who served as President of the Company and Chief Investment Officer for AIM since 2018, has been promoted to Chief Executive Officer of the Company.
•Ted McNulty, who is a Managing Director in Apollo’s Direct Origination business, has been promoted to President of the Company and Chief Investment Officer for AIM.
•Kristin Hester, who has served as the General Counsel of the Company since 2020, has been promoted to Chief Legal Officer and Secretary of the Company.
•Joseph Glatt who served as the Company’s Chief Legal Officer and Secretary since 2011, was promoted to a new role as Partner in Apollo’s U.S. Financial Institutions Group.
•John Hannan, who has served as Chairman of the Board of Directors since 2006, will now serve as Vice Chairman of the Board of Directors.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)
On August 1, 2022, the Company’s Board of Directors (the “Board”) declared a distribution of $0.32 per share, payable on October 11, 2022 to stockholders of record as of September 20, 2022. There can be no assurances that the Board will continue to declare a base distribution of $0.32 per share.

Report of Independent Registered Public Accounting Firm
To the stockholders and Board of Directors of Apollo Investment Corporation
Results of Review of Interim Financial Information

We have reviewed the accompanying statement of assets and liabilities, including the schedule of investments, of Apollo Investment Corporation (the “Company”) as of June 30, 2022, the related statements of operations, changes in net assets, cash flows, and financial highlights for the three-month period ended June 30, 2022, and the related notes (collectively referred to as the "interim financial information"). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

Basis for Review Results

This interim financial information is the responsibility of the Company's management. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our review in accordance with standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ Deloitte & Touche LLP
New York, New York
August 2, 2022

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Apollo Investment Corporation
Results of Review of Interim Financial Statements

We have reviewed the accompanying statements of operations, of changes in net assets and of cash flows of Apollo Investment Corporation (the “Company”) for the three-month period ended June 30, 2021, including the related notes (collectively referred to as the “interim financial statements”). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

Overview
Apollo Investment Corporation (the “Company,” “Apollo Investment,” “AIC,” “we,” “us,” or “our”) was incorporated under the Maryland General Corporation Law in February 2004. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Pursuant to this election and assuming we qualify as a RIC, we generally do not have to pay corporate-level federal income taxes on any income we distribute to our stockholders. We commenced operations on April 8, 2004 upon completion of our initial public offering that raised $870 million in net proceeds from selling 62 million shares of common stock at a price of $15.00 per share (20.7 million shares at a price of $45.00 per share adjusted for the one-for-three reverse stock split). Since then, and through June 30, 2022, we have raised approximately $2.21 billion in net proceeds from additional offerings of common stock and we have repurchased common stock for $245.8 million.
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
COVID-19 Developments
The impact of the COVID-19 pandemic has rapidly evolved around the globe, causing disruption in the U.S. and global economies. Although the global economy continued reopening in early 2022 and robust economic activity has supported a continued recovery, certain geographies, most notably China, have experienced setbacks.

The uncertainty surrounding the COVID-19 pandemic, including uncertainty regarding new variants of COVID-19 that have emerged and other factors have and may continue to contribute to significant volatility in the global markets. While vaccine availability and uptake has increased, the longer-term macro-economic effects on global supply chains, inflation, labor shortages and wage increases continue to impact many industries, including the collateral underlying certain of our loans. COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our performance, financial condition, results of operations and ability to pay distributions.

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
Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment, the competitive environment for the types of investments we make and, more recently, market disruptions due to COVID-19. As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of June 30, 2022, non-qualifying assets represented approximately 9.3% of the total assets of the Company.
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
Portfolio and Investment Activity
Our portfolio and investment activity during the three months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended June 30,
(in millions)*	2022	2021
Investments made in portfolio companies	$227.4	$295.2
Investments sold	—	—
Net activity before repaid investments	227.4	295.2
Investments repaid	(184.0)	(266.1)
Net investment activity	$43.4	$29.1

Portfolio companies at beginning of period	139	135
Number of new portfolio companies	7	11
Number of exited portfolio companies	(6)	(6)
Portfolio companies at end of period	140	140

Number of investments made in existing portfolio companies	53	37
____________________
*Totals may not foot due to rounding.

Our portfolio composition and weighted average yields as of June 30, 2022 and March 31, 2022 were as follows:

	June 30, 2022		March 31, 2022
Portfolio composition, at fair value:
First lien secured debt	91%		90%
Second lien secured debt	4%		4%
Total secured debt	95%		94%
Structured products and other	0%		0%
Preferred equity	1%		1%
Common equity/interests and warrants	4%		5%
Weighted average yields, at amortized cost (1):
First lien secured debt (2)	8.4%		8.0%
Second lien secured debt (2)	11.7%		9.6%
Secured debt portfolio (2)	8.6%		8.1%
Total debt portfolio (2)	8.6%		8.1%
Total portfolio (3)	7.5%		7.1%
Interest rate type, at fair value (4):
Fixed rate amount	$0.0	billion	$0.0	billion
Floating rate amount	$2.1	billion	$2.0	billion
Fixed rate, as percentage of total	1%		1%
Floating rate, as percentage of total	99%		99%
Interest rate type, at amortized cost (4):
Fixed rate amount	$0.0	billion	$0.0	billion
Floating rate amount	$2.1	billion	$2.0	billion
Fixed rate, as percentage of total	1%		1%
Floating rate, as percentage of total	99%		99%
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
Since the initial public offering of Apollo Investment in April 2004 and through June 30, 2022, invested capital totaled $23.2 billion in 592 portfolio companies. Over the same period, Apollo Investment completed transactions with more than 100 different financial sponsors.

Recent Developments
On August 1, 2022, the Board of Directors approved an offering directly to an investor of 1,932,641 shares of the Company’s common stock, par value $0.001 per share at a purchase price of $15.5228 per share, which is the net asset value per share of the Company’s common stock as of June 30, 2022.
On August 1, 2022, the Board of Directors approved changing the Company’s name from Apollo Investment Corporation to MidCap Financial Investment Corporation, effective August 12, 2022. The Company’s common stock will begin to trade under the ticker “MFIC” on the NASDAQ Global Stock Market on or about August 12, 2022.
On August 1, 2022, pursuant to Section 15(c) of the Investment Company Act of 1940, as amended, the Board of Directors also approved the Fourth Amended and Restated Investment Advisory Agreement between the Company and Apollo Investment Management, L.P (the “New Advisory Agreement”). Under the New Advisory Agreement, the base management fee was reduced to 1.75% of the Company’s net assets from 1.50% on the Company’s gross assets (and 1.00% on gross assets exceeding a 200% of net assets), effective as of January 1, 2023. The incentive fee on income was also reduced to 17.5% from 20%, effective as of January 1, 2023. The performance threshold remains 7% and there was no change to the total return requirement, other than accounting for the change in the incentive fee for the period following January 1, 2023, or catch-up provision. The incentive fee on capital gains was also reduced to 17.5% from 20%.
On August 1, 2022, the Company made the following senior management and Board of Director changes:
•Howard T. Widra, who served as Chief Executive Officer since 2018 and as President from 2016 to 2018, has been named Executive Chairman of the Board of Directors. Mr. Widra will continue to serve as Apollo’s Head of Direct Origination.
•Tanner Powell, who served as President of the Company and Chief Investment Officer for AIM since 2018, has been promoted to Chief Executive Officer of the Company.
•Ted McNulty, who is a Managing Director in Apollo’s Direct Origination business, has been promoted to President of the Company and Chief Investment Officer for AIM.
•Kristin Hester, who has served as the General Counsel of the Company since 2020, has been promoted to Chief Legal Officer and Secretary of the Company.
•Joseph Glatt who served as the Company’s Chief Legal Officer and Secretary since 2011, was promoted to a new role as Partner in Apollo’s U.S. Financial Institutions Group.
•John Hannan, who has served as Chairman of the Board of Directors since 2006, will now serve as Vice Chairman of the Board of Directors.

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
As of June 30, 2022, $2.53 billion or 99.4% of the Company’s investments were classified as Level 3. The high proportion of Level 3 investments relative to our total investments is directly related to our investment philosophy and target portfolio, which consists primarily of long-term secured debt, as well as unsecured and mezzanine positions of private middle-market companies. A fundamental difference exists between our investments and those of comparable publicly traded fixed income investments, namely high-yield bonds, and this difference affects the valuation of our private investments relative to comparable publicly traded instruments.
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

Investments determined by these valuation procedures which have a fair value of less than $1 million during the prior fiscal quarter may be valued based on inputs identified by the Investment Adviser without the necessity of obtaining valuation from an independent valuation firm, if once annually an independent valuation firm using the procedures described herein provides a valuation. Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered in the valuation process of independent valuation firms. During the three months ended June 30, 2022, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.
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

Results of Operations
Operating results for the three months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,
(in millions)*	2022	2021
Investment Income
Interest income (excluding Payment-in-kind (“PIK”) interest income)	$51.6	$47.5
Dividend income	0.3	0.4
PIK interest income	1.0	1.5
Other income	0.5	1.2
Total investment income	$53.4	$50.6
Expenses
Management and performance-based incentive fees, net of amounts waived	$10.3	$8.8
Interest and other debt expenses, net of reimbursements	16.2	12.7
Administrative services expense, net of reimbursements	1.2	1.2
Other general and administrative expenses	2.2	2.5
Net Expenses	$29.9	$25.2
Net Investment Income	$23.5	$25.3
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses)	$0.3	$0.1
Net change in unrealized gains (losses)	(18.1)	6.7
Net Realized and Change in Unrealized Gains (Losses)	(17.8)	6.8
Net Increase in Net Assets Resulting from Operations	$5.7	$32.1

Net Investment Income on Per Average Share Basis (1)	$0.37	$0.39
Earnings per share — basic (1)	$0.09	$0.49
____________________
*Totals may not foot due to rounding.
(1)Based on the weighted average number of shares outstanding for the period presented.

Total Investment Income
The increase in total investment income for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily driven by the increase in total interest income (including PIK) of $3.6 million. The increase in total interest income (including PIK) was due to a higher income-bearing investment portfolio and a increase in the average yield for the total debt portfolio, from 7.9% for the three months ended June 30, 2021 to 8.3% for the three months ended June 30, 2022. This was partially offset by a decrease in prepayment fees and income recognized from the acceleration of discount, premium, or deferred fees on repaid investments, which totaled $4.0 million for the three months ended June 30, 2021 and $1.9 million for the three months ended June 30, 2022. There was also an decrease in other income of $0.7 million due to lower amendment fees.
Net Expenses
The increase in net expenses for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily driven by the increase in interest and other debt expenses of $3.6 million. The increase in interest and other debt expenses was attributed to a increased in average debt outstanding and net leverage, from $1.46 billion and 1.39x, respectively during the three months ended June 30, 2021, to $1.62 billion and 1.58x, respectively during the three months ended June 30, 2022. Further there was an increase in total annualized cost of debt from 3.48% for the three months ended June 30, 2021 to 4.02% for the three months ended June 30, 2022. The increase of $1.5 million in management and performance-based incentive fees (net of amounts waived) due to an increase in performance based incentive fee.

Net Realized Gains (Losses)
During the three months ended June 30, 2022, we recognized gross realized gains of $0.5 million and gross realized losses of $0.2 million, resulting in net realized gains of $0.3 million.

During the three months ended June 30, 2021, we recognized gross realized gains of $0.3 million and gross realized losses of $0.2 million, resulting in net realized gains of $0.1 million.
Net Change in Unrealized Gains (Losses)
During the three months ended June 30, 2022, we recognized gross unrealized gains of $10.8 million and gross unrealized losses of $28.9 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized losses of $18.1 million. Significant changes in unrealized gains (losses) for the three months ended June 30, 2022 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
Spotted Hawk	$3.3
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.)	2.8
ChyronHego Corporation	1.1
Merx Aviation Finance, LLC	(14.1)
NFA Group	(2.9)
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I LLC)	(1.5)
Golden Bear	(1.1)
The Club Company	(1.1)

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
Debt
See Note 6 to the financial statements for information on the Company’s debt.
The following table shows the contractual maturities of our debt obligations as of June 30, 2022:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Senior Secured Facility (1)	$1,127.2	$—	$—	$1,127.2	$—
2025 Notes	350	—	350	—	—
2026 Notes	125	—	—	125.0	—
Total Debt Obligations	$1,602.2	$—	$350.0	$1,252.2	$—
____________________
(1)As of June 30, 2022, aggregate lender commitments under the Senior Secured Facility totaled $1.81 billion and $655.8 million of unused capacity. As of June 30, 2022, there were $27.0 million of letters of credit issued under the Senior Secured Facility as shown as part of total commitments in Note 8 to the financial statements.
Stockholders’ Equity
See Note 7 to the financial statements for information on the Company’s public offerings and share repurchase plans.
Distributions
Distributions paid to stockholders during the three months ended June 30, 2022 and 2021 totaled $22.9 million ($0.36 per share) and $23.5 million ($0.36 per share), respectively. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. Although the tax character of distributions paid to stockholders through June 30, 2022 may include return of capital, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ended March 31, 2023. Tax characteristics of all distributions will be reported to stockholders on Form 1099 after the end of the calendar year. Our quarterly distributions, if any, will be determined by our Board of Directors.

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
PIK Income
For the three months ended June 30, 2022 and 2021, PIK income totaled $0.96 million and $1.5 million on total investment income of $53.4 million and $50.6 million, respectively. In order to maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders annually in the form of distributions, even though the Company has not yet collected the cash. See Note 5 to the financial statements for more information on the Company’s PIK income.
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

Investment valuation risk
Because there is not a readily available market value for most of the investments in our portfolio, we value all of our portfolio investments at fair value as determined in good faith by our board of directors based on, among other things, the input of our management and audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” and “—Fair Value Measurements” as well as Notes 2 and 5 to our financial statements for the three months ended June 30, 2022 for more information relating to our investment valuation.
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
As of June 30, 2022 , all of our debt portfolio investments bore interest at variable rates, which generally are LIBOR-based (or based on an equivalent applicable currency rate such as SOFR) and typically have durations of one to six months after which they reset to current market interest rates, and many of which are subject to certain floors. Further, our Senior Secured Facility bears interest at LIBOR rates with no interest rate floors, while our 2025 Notes and 2026 Notes bears interest at a fixed rate. As of December 31, 2021, all non-U.S. dollar LIBOR publications have been phased out. The phase out of a majority of the U.S. dollar publications is delayed until June 30, 2023. Potential changes, or uncertainty related to such potential changes, may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities, or the cost of our borrowings. SOFR appears to be the preferred alternative replacement rate for U.S. dollar LIBOR, but there is no guarantee SOFR will become the dominant alternative. Please see Part 1 of our annual report on Form 10-k for the year ended March 31, 2022, “Item 1A. Risk Factors—Risks Relating to the Current Environment—Uncertainty relating to the LIBOR calculation process may adversely affect the value of our portfolio of the LIBOR-indexed, floating-rate debt securities in our portfolio or the cost of our borrowings.”
We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of June 30, 2022, assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income		Net Investment Income Per Share
Up 200 basis points	$15.9	million	$0.250
Up 100 basis points	7.9	million	0.125
Up 50 basis points	3.9	million	0.062
Down 50 basis points	(3.7)	million	(0.058)
Down 100 basis points	(6.0)	million	(0.095)
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2022 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
Changes in Internal Control Over Financial Reporting
Management has not identified any change in the Company’s internal control over financial reporting that occurred during the first fiscal quarter of 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the risk factor below and other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2022, which could materially affect our business, financial condition and/or operating results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
The Company’s investment adviser sources originated loans from MidCap FinCo Designated Activity Company (“MidCap Financial”). MidCap Financial’s success in originating loans depends to a significant extent on the services provided by its personnel and the personnel of its manager. If MidCap Financial and its manager are unsuccessful in originating loans, the Company’s ability to reach its investment objectives may be adversely affected.
MidCap Financial is discretionarily managed by Apollo Capital Management, L.P., an affiliate of our Investment Advisor. As a result, MidCap Financial is currently under common control with us. Additionally, MidCap Financial originates a significant amount of senior secured first lien loans in which we participate pursuant to our co-investment order. Our Investment Adviser reviews, evaluates and negotiates, as applicable, each such potential investment to ensure it is appropriate for us. While Apollo’s investment management relationship with MidCap Financial currently allows us to access MidCap Financial’ s origination volume, Apollo and MidCap Financial are distinct and separate legal entities with different businesses and interests. Thus, if MidCap Financial were to terminate its investment management agreement with Apollo, we may no longer have the same access to MidCap Financial’s origination volume.
MidCap Financial is not an investment adviser, subadviser or fiduciary to us or to our Investment Adviser. MidCap Financial is not obligated to take into account our interests (or those of other potential participants in its originations) when originating loans across its platform. Various factors, including its ability to retain and attract personnel with origination experience, relationships and expertise, will affect MidCap Financial’s business. There can be no guarantee that MidCap Financial will continue to originate loans at its historic levels of quality or volume.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
The Company adopted the following plans, approved by the Board of Directors, for the purpose of repurchasing its common stock in accordance with applicable rules specified in the 1934 Act (the “Repurchase Plans”):

Date of Agreement/Amendment	Maximum Cost of Shares That May Be Repurchased		Cost of Shares Repurchased		Remaining Cost of Shares That May Be Repurchased
August 5, 2015	$50.0	million	$50.0	million	$—
December 14, 2015	50.0	million	50.0	million	—
September 14, 2016	50.0	million	50.0	million	—
October 30, 2018	50.0	million	50.0	million	—
February 6, 2019	50.0	million	45.8	million	4.2	million
February 3, 2022	$25.0	million	$—	million	$25.0	million
Total as of June 30, 2022	$275.0	million	$245.8	million	$29.2	million
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

Under the Repurchase Plans described above, the Company allocated the following amounts to be repurchased in accordance with SEC Rule 10b5-1 (the “10b5-1 Repurchase Plans”):

Effective Date	Termination Date	Amount Allocated to 10b5-1 Repurchase Plans
September 15, 2015	November 5, 2015	$5.0	million
January 1, 2016	February 5, 2016	10.0	million
April 1, 2016	May 19, 2016	5.0	million
July 1, 2016	August 5, 2016	15.0	million
September 30, 2016	November 8, 2016	20.0	million
January 4, 2017	February 6, 2017	10.0	million
March 31, 2017	May 19, 2017	10.0	million
June 30, 2017	August 7, 2017	10.0	million
October 2, 2017	November 6, 2017	10.0	million
January 3, 2018	February 8, 2018	10.0	million
June 18, 2018	August 9, 2018	10.0	million
September 17, 2018	October 31, 2018	10.0	million
December 12, 2018	February 7, 2019	10.0	million
February 25, 2019	May 17, 2019	25.0	million
March 18, 2019	May 17, 2019	10.0	million
June 4, 2019	August 7, 2019	25.0	million
June 17, 2019	August 7, 2019	20.0	million
September 16, 2019	November 6, 2019	20.0	million
December 6, 2019	February 5, 2020	25.0	million
December 16, 2019	February 5, 2020	15.0	million
March 12, 2020	March 19, 2020	20.0	million
March 30, 2021	May 21, 2021	10.0	million
June 16, 2021	November 5, 2021	10.0	million
December 16, 2021	August 3, 2022*	5.0	million
____________________
* The amount allocated to the plan had been fully utilized on May 3, 2022.

The following table presents information with respect to the Company’s purchases of its common stock since adoption of the Repurchase Plans through June 30, 2022:

Month	Total Number of Shares Purchased	Average Price Paid Per Share*	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans
August 2015	510,000	$19.71	510,000	$40.0	million
September 2015	603,466	18.46	603,466	28.8	million
November 2015	1,116,666	18.10	1,116,666	8.6	million
December 2015	627,443	17.58	627,443	47.6	million
January 2016	670,708	14.91	670,708	37.6	million
June 2016	362,933	16.73	362,933	31.5	million
July 2016	16,491	16.53	16,491	31.2	million
August 2016	596,294	17.67	596,294	20.7	million
September 2016	411,523	18.13	411,523	63.2	million
October 2016	527,417	17.82	527,417	53.8	million
November 2016	239,289	17.45	239,289	49.6	million
August 2017	33,333	17.96	33,333	49.0	million
September 2017	186,767	17.98	186,767	45.7	million
October 2017	144,867	17.96	144,867	43.1	million
November 2017	64,500	17.79	64,500	41.9	million
December 2017	50,100	17.89	50,100	41.0	million
January 2018	577,386	17.32	577,386	31.0	million
February 2018	70,567	16.23	70,567	29.9	million
May 2018	263,667	17.12	263,667	25.4	million
June 2018	198,601	16.94	198,601	22.0	million
July 2018	8,867	16.75	8,867	21.9	million
August 2018	502,767	17.11	502,767	13.3	million
September 2018	444,467	16.54	444,467	5.9	million
October 2018	160,800	16.46	160,800	53.3	million
November 2018	595,672	15.81	595,672	43.9	million
December 2018	741,389	13.49	741,359	33.9	million
February 2019	19,392	15.16	19,392	83.6	million
March 2019	291,426	15.40	291,426	79.1	million
April 2019	44,534	15.23	44,534	78.4	million
May 2019	298,026	15.93	298,026	73.6	million
June 2019	607,073	15.97	607,073	63.9	million
July 2019	89,610	16.10	89,610	62.5	million
August 2019	758,020	16.15	758,020	50.3	million
September 2019	32,371	16.26	32,371	49.7	million
October 2019	495,464	15.65	495,464	42.0	million
November 2019	6,147	15.91	6,147	41.9	million
March 2020	1,286,565	11.62	1,286,565	26.9	million
May 2021	145,572	13.92	145,572	24.9	million
July 2021	44,418	13.46	44,418	24.3	million
August 2021	45,675	13.32	45,675	23.7	million
September 2021	360,860	13.02	360,860	19.0	million
October 2021	308,005	13.30	308,005	14.9	million
November 2021	419,372	13.05	419,372	9.4	million
December 2021	227,429	12.44	227,429	6.6	million
January 2022	60,605	12.70	60,605	30.8	million
April 2022	88,478	12.82	88,478	29.7	million
May 2022	40,044	$12.57	40,044	29.2	million
Total	15,395,066	$15.97	15,395,036
____________________
* The average price per share is inclusive of commissions.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
(a)    Exhibits

3.1(a)	Articles of Amendment (1)
3.1(b)	Articles of Amendment and Restatement (2)
3.1(c)	Articles of Amendment (4)
3.1(d)	Articles of Amendment (5)
3.2	Fifth Amended and Restated Bylaws (3)
15.1	Awareness Letter From PricewaterhouseCoopers LLP*
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
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
(4)Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed on December 3, 2018.
(5)Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed on July 22, 2019.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 2, 2022.

APOLLO INVESTMENT CORPORATION

By:	/s/ TANNER POWELL
Tanner Powell
Chief Executive Officer

By:	/s/ GREGORY W. HUNT
Gregory W. Hunt
Chief Financial Officer and Treasurer

By:	/s/ AMIT JOSHI
Amit Joshi
Chief Accounting Officer and Assistant Treasurer