Form 10-Q
period 2022-09-30
MidCap Financial Investment Corp
filed 2022-11-03
CIK 1278752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 814-00646

MIDCAP FINANCIAL INVESTMENT CORPORATION

(Exact name of Registrant as specified in its charter)

Maryland	52-2439556
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9 West 57th Street 37th Floor New York, New York	10019
(Address of principal executive offices)	(Zip Code)

(212) 515-3450

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	MFIC	NASDAQ Global Select Market

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of November 2, 2022 was 65,451,359.

MIDCAP FINANCIAL INVESTMENT CORPORATION

PART I. FINANCIAL INFORMATION

In this report, the terms the “Company,” “MFIC,” “we,” “us,” and “our” refer to MidCap Financial Investment Corporation unless the context specifically states otherwise.

Item 1. Financial Statements

MIDCAP FINANCIAL INVESTMENT CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

(In thousands, except share and per share data)

	September 30, 2022	March 31, 2022
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost — $2,032,159 and $2,001,907, respectively)	$1,986,374	$1,977,647
Non-controlled/affiliated investments (cost — $131,024 and $130,866, respectively)	58,829	63,709
Controlled investments (cost — $555,643 and $613,056, respectively)	418,342	481,817
Cash and cash equivalents	60,281	30,033
Foreign currencies (cost — $1,633 and $601, respectively)	1,455	565
Receivable for investments sold	7,745	7,989
Interest receivable	13,198	15,554
Dividends receivable	4,649	5,083
Deferred financing costs	14,604	17,005
Prepaid expenses and other assets	553	719
Total Assets	$2,566,030	$2,600,121

Liabilities
Debt	$1,504,400	$1,550,608
Payable for investments purchased	—	—
Distributions payable	20,944	22,913
Management and performance-based incentive fees payable	12,803	9,912
Interest payable	7,803	3,335
Accrued administrative services expense	1,583	897
Other liabilities and accrued expenses	7,461	7,624
Total Liabilities	$1,554,994	$1,595,289
Commitments and contingencies (Note 8)
Net Assets	$1,011,036	$1,004,832

Net Assets
Common stock, $0.001 par value (130,000,000 shares authorized; 65,451,359 and 63,647,240 shares issued and outstanding, respectively)	$62	$62
Capital in excess of par value	2,107,124	2,078,760
Accumulated under-distributed (over-distributed) earnings	(1,096,150)	(1,073,990)
Net Assets	$1,011,036	$1,004,832

Net Asset Value Per Share	$15.45	$15.79

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Investment Income
Non-controlled/non-affiliated investments:
Interest income (excluding Payment-in-kind (“PIK”) interest income)	$46,762	$38,850	$89,210	$79,096
Dividend income	31	325	56	397
PIK interest income	371	592	785	1,792
Other income	1,223	994	1,499	2,181
Non-controlled/affiliated investments:
Interest income (excluding PIK interest income)	58	48	106	93
Dividend income	220	338	531	649
PIK interest income	20	18	39	34
Other income	—	—	—	—
Controlled investments:
Interest income (excluding PIK interest income)	9,498	9,342	18,600	16,499
Dividend income	—	2,059	—	2,059
PIK interest income	465	323	987	642
Other income	237	—	477	—
Total Investment Income	$58,885	$52,889	$112,290	$103,442
Expenses
Management fees	$8,914	$9,158	$17,863	$17,972
Performance-based incentive fees	3,976	5,271	5,373	5,271
Interest and other debt expenses	20,226	13,944	36,603	26,608
Administrative services expense	1,301	1,715	2,587	2,985
Other general and administrative expenses	2,177	1,793	4,382	4,331
Total expenses	36,594	31,881	66,808	57,167
Management and performance-based incentive fees waived	—	—	—	—
Performance-based incentive fee offset	(87)	(147)	(162)	(147)
Expense reimbursements	(259)	(76)	(488)	(152)
Net Expenses	$36,248	$31,658	$66,158	$56,868
Net Investment Income	$22,637	$21,231	$46,132	$46,574
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses):
Non-controlled/non-affiliated investments	$(462)	$2,523	$(148)	$2,803
Non-controlled/affiliated investments	—	541	—	541
Controlled investments	—	(65,300)	—	(65,300)
Foreign currency transactions	294	(2,565)	272	(2,749)
Net realized gains (losses)	(168)	(64,801)	124	(64,705)
Net change in unrealized gains (losses):
Non-controlled/non-affiliated investments	(10,210)	(1,215)	(21,525)	5,610
Non-controlled/affiliated investments	(1,548)	7,434	(5,038)	17,433
Controlled investments	1,513	57,821	(6,062)	47,795
Foreign currency translations	3,769	4,971	8,022	4,877
Net change in unrealized gains (losses)	(6,476)	69,011	(24,603)	75,715
Net Realized and Change in Unrealized Gains (Losses)	$(6,644)	$4,210	$(24,479)	$11,010
Net Increase (Decrease) in Net Assets Resulting from Operations	$15,993	$25,441	$21,653	$57,584
Earnings (Loss) Per Share — Basic	0.25	0.39	0.34	0.88

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

(In thousands, except share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Operations
Net investment income	$22,637	$21,231	$46,132	$46,574
Net realized gains (losses)	(168)	(64,801)	124	(64,705)
Net change in unrealized gains (losses)	(6,476)	69,011	(24,603)	75,715
Net Increase (Decrease) in Net Assets Resulting from Operations	$15,993	$25,441	$21,653	$57,584

Distributions to Stockholders
Distribution of net investment income	$(20,944)	$(23,408)	$(43,811)	$(46,850)
Distribution of return of capital	—	—	—	—
Net Decrease in Net Assets Resulting from Distributions to Stockholders	$(20,944)	$(23,408)	$(43,811)	$(46,850)

Capital Share Transactions
Net proceeds from the issuance of common stock	$30,000	$—	$30,000	$—
Repurchase of common stock	$—	$(5,905)	$(1,638)	$(7,931)
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	$30,000	$(5,905)	$28,362	$(7,931)

Net Assets
Net increase (decrease) in net assets during the period	$25,049	$(3,872)	$6,204	$2,803
Net assets at beginning of period	985,987	1,043,005	1,004,832	1,036,330
Net Assets at End of Period	$1,011,036	$1,039,133	$1,011,036	$1,039,133

Capital Share Activity
Shares issued during the period	1,932,641	—	1,932,641	—
Shares repurchased during the period	—	(450,953)	(128,522)	(596,525)
Shares issued and outstanding at beginning of period	63,518,718	65,113,604	63,647,240	65,259,176
Shares Issued and Outstanding at End of Period	65,451,359	64,662,651	65,451,359	64,662,651

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended September 30,
	2022	2021
Operating Activities
Net increase (decrease) in net assets resulting from operations	$21,653	$57,584
Net realized (gains) losses	(124)	64,705
Net change in unrealized (gains) losses	24,603	(75,715)
Net amortization of premiums and accretion of discounts on investments	(4,249)	(4,623)
Accretion of discount on notes	302	382
Amortization of deferred financing costs	2,599	2,598
Increase in gains/(losses) from foreign currency transactions	272	(2,743)
PIK interest and dividends capitalized	(1,405)	(2,727)
Changes in operating assets and liabilities:
Purchases of investments	(340,739)	(583,325)
Proceeds from sales and repayments of investments	373,490	428,658
Decrease (increase) in interest receivable	2,356	439
Decrease (increase) in dividends receivable	434	(2,707)
Decrease (increase) in prepaid expenses and other assets	166	(425)
Increase (decrease) in management and performance-based incentive fees payable	2,891	5,616
Increase (decrease) in interest payable	4,468	1,340
Increase (decrease) in accrued administrative services expense	686	1,485
Increase (decrease) in other liabilities and accrued expenses	(162)	493
Net Cash Used in/Provided by Operating Activities	$87,241	$(108,965)
Financing Activities
Issuances of debt	$148,000	$378,005
Payments of debt	(186,543)	(241,178)
Financing costs paid and deferred	—	—
Net proceeds from the issuance of common stock	30,000	—
Repurchase of common stock	(1,638)	(7,931)
Distributions paid	(45,780)	(46,934)
Net Cash Used in/Provided by Financing Activities	$(55,961)	$81,962

Cash, Cash Equivalents and Foreign Currencies
Net increase (decrease) in cash, cash equivalents and foreign currencies during the period	$31,280	$(27,003)
Effect of foreign exchange rate changes on cash and cash equivalents	(142)	(103)
Cash, cash equivalents and foreign currencies at beginning of period	30,598	54,624
Cash, Cash Equivalents and Foreign Currencies at the End of Period	$61,736	$27,518

Supplemental Disclosure of Cash Flow Information
Cash interest paid	$29,090	$22,288

Non-Cash Activity
PIK income	$1,811	$2,468

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2022

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (34)	Fair Value (1)(35)
Advertising, Printing & Publishing
FingerPaint Marketing
KL Charlie Acquisition Company	First Lien Secured Debt	L+625, 1.00% Floor	12/30/26	$30,702	$23,175	$23,119	(9)(21)(23) (28)
	First Lien Secured Debt - Revolver	L+675, 1.00% Floor	12/30/26	1,962	(27)	(29)	(8)(9)(21) (23)
KL Charlie Co-Invest, L.P.	Common Equity - Common Stock	N/A	N/A	218,978 Shares	219	298	(9)(13)
					23,367	23,388
Hero Digital
HRO (Hero Digital) Holdings, LLC	First Lien Secured Debt	L+600, 1.00% Floor	11/18/28	27,087	19,021	18,900	(9)(21)(23) (28)
	First Lien Secured Debt - Revolver	L+600, 1.00% Floor	11/18/26	2,298	1,408	1,402	(9)(20)(21) (23)(26)
	First Lien Secured Debt - Revolver	P+500	11/18/26	255	251	250	(9)(23)(25)
HRO Holdings I LP	Common Equity - Common Stock	N/A	N/A	213 Shares	213	173	(9)(13)(24)
					20,893	20,725
		Total Advertising, Printing & Publishing			$44,260	$44,113
Aerospace & Defense
Erickson Inc
Erickson Inc	First Lien Secured Debt - Revolver	SOFR+800, 1.00% Floor	05/20/24	$32,250	$24,354	$24,069	(9)(20)(21) (23)(31)
		Total Aerospace & Defense			$24,354	$24,069
Automotive
Club Car Wash
Club Car Wash Operating, LLC	First Lien Secured Debt	SOFR+650, 1.00% Floor	06/16/27	$29,808	$27,115	$26,676	(9)(21)(23) (32)
	First Lien Secured Debt - Revolver	SOFR+650, 1.00% Floor	06/16/27	2,438	(34)	(71)	(8)(9)(21) (23)
					27,081	26,605
Crowne Automotive
Vari-Form Group, LLC	First Lien Secured Debt	11.00% (7.00% Cash plus 4.00% PIK)	02/02/23	5,860	893	264	(9)(14)(28)
Vari-Form Inc.	First Lien Secured Debt	11.00% (7.00% Cash plus 4.00% PIK)	02/02/23	2,110	391	95	(9)(14)(28)
					1,284	359
K&N Parent, Inc.
K&N Parent, Inc.	Second Lien Secured Debt	8.75%	10/21/24	23,765	23,621	14,235	(14)(28)
Truck-Lite Co., LLC
TL Lighting Holdings, LLC	Common Equity - Equity	N/A	N/A	350 Shares	350	379	(9)(13)
Truck-Lite Co., LLC	First Lien Secured Debt	SOFR+625, 1.00% Floor	12/14/26	31,816	31,333	31,114	(9)(33)
	First Lien Secured Debt - Revolver	SOFR+625, 1.00% Floor	12/13/24	3,052	217	181	(9)(20)(21) (23)(31)
					31,900	31,674
		Total Automotive			$83,886	$72,873
Aviation and Consumer Transport
Merx Aviation Finance, LLC
Merx Aviation Finance, LLC (5)	First Lien Secured Debt - Revolver	10.00%	10/31/23	$204,677	$150,000	$150,000	(20)(23)
	Common Equity - Membership Interests	N/A	N/A		146,500	115,609	(24)
					296,500	265,609

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2022

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (34)	Fair Value (1)(35)
Primeflight
PrimeFlight Aviation Services, Inc.	First Lien Secured Debt	L+625, 1.00% Floor	05/09/24	17,290	17,147	17,204	(9)(28)
		Total Aviation and Consumer Transport			$313,647	$282,813
Beverage, Food & Tobacco
Berner Foods
Berner Food & Beverage, LLC	First Lien Secured Debt	L+550, 1.00% Floor	07/30/27	$30,807	$30,228	$30,653	(9)(28)
	First Lien Secured Debt - Revolver	P+450	07/30/26	1,008	990	1,003	(9)(21)(23) (25)
	First Lien Secured Debt - Revolver	L+550, 1.00% Floor	07/30/26	1,873	544	567	(9)(21)(23) (28)
					31,762	32,223
Bolthouse Farms
Wm. Bolthouse Farms, Inc.	Common Equity - Equity Interests	N/A	N/A	1,086,122 Shares	1,147	1,292	(13)(24)
Hive
FCP-Hive Holdings, LLC	Preferred Equity - Preferred Equity	N/A	N/A	589 Shares	448	339	(9)(13)
	Common Equity - Common Stock	N/A	N/A	589 Shares	3	—	(9)(13)
Hive Intermediate, LLC	First Lien Secured Debt	L+600, 1.00% Floor	09/22/27	17,037	16,759	16,356	(9)(26)
	First Lien Secured Debt - Revolver	L+600, 1.00% Floor	09/22/27	2,326	(37)	(93)	(8)(9)(21) (23)
					17,173	16,602
Orgain, Inc.
Butterfly Fighter Co-Invest, L.P.	Common Equity - Membership Interests	N/A	N/A	490,000 Shares	90	902
Rise Baking
Ultimate Baked Goods Midco LLC	First Lien Secured Debt	L+650, 1.00% Floor	08/13/27	26,556	26,001	25,600	(9)(28)
	First Lien Secured Debt - Revolver	L+650, 1.00% Floor	08/13/27	3,243	2,203	2,153	(9)(20)(21) (23)(28)
					28,204	27,753
Turkey Hill
IC Holdings LLC	Common Equity - Series A Units	N/A	N/A	169 Shares	169	133	(9)(13)
THLP CO. LLC	First Lien Secured Debt	L+600 Cash plus 2.00% PIK, 1.00% Floor	05/31/25	25,343	25,093	24,836	(9)(28)
	First Lien Secured Debt - Revolver	L+600 Cash plus 2.00% PIK, 1.00% Floor	05/31/24	4,494	1,903	1,841	(9)(20)(21) (23)(28)
					27,165	26,810
		Total Beverage, Food & Tobacco			$105,541	$105,582
Business Services
Access Information
Access CIG, LLC	Second Lien Secured Debt	L+775, 0.00% Floor	02/27/26	$15,900	$15,834	$15,662	(28)
AlpineX
Alpinex Opco, LLC	First Lien Secured Debt	SOFR+575, 1.00% Floor	12/27/27	16,353	16,058	15,825	(9)(32)
	First Lien Secured Debt	SOFR+600, 1.00% Floor	12/27/27	5,213	5,069	5,082	(9)(32)
	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	12/27/27	1,489	563	573	(9)(21)(23) (32)
					21,690	21,480
Ambrosia Buyer Corp.
Ambrosia Buyer Corp.	Second Lien Secured Debt	8.00%	08/28/25	21,429	17,722	7,048	(14)

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2022

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (34)	Fair Value (1)(35)
AML Rightsource
Gabriel Partners, LLC	First Lien Secured Debt	L+600, 1.00% Floor	09/21/26	31,293	30,791	30,504	(9)(26)
	First Lien Secured Debt - Revolver	P+500	09/21/26	665	121	113	(9)(21)(23) (25)
					30,912	30,617
Continuum
Continuum Global Solutions, LLC	Preferred Equity - Preferred Equity	N/A	N/A	775 Shares	78	78	(9)(13)
Electro Rent Corporation
Electro Rent Corporation	Second Lien Secured Debt	L+900, 1.00% Floor	01/31/25	34,235	33,869	34,064	(9)(28)
Elo Touch
TGG TS Acquisition Company	First Lien Secured Debt - Revolver	L+650, 0.00% Floor	12/14/23	1,750	—	(26)	(8)(21)(23)
Ensemble Health
EHL Merger Sub, LLC	First Lien Secured Debt - Revolver	L+325, 0.00% Floor	08/01/24	4,155	(142)	(187)	(8)(21)(23)
IRP
Precision Refrigeration & Air Conditioning LLC	First Lien Secured Debt	SOFR+600, 1.00% Floor	03/08/28	8,141	7,990	7,937	(9)(32)
	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	03/08/27	1,705	(30)	(43)	(8)(9)(21) (23)
SMC IR Holdings, LLC	Common Equity - Common Stock	N/A	N/A	114 Shares	114	130	(9)(13)(24)
					8,074	8,024
Jacent
Jacent Strategic Merchandising	First Lien Secured Debt	L+675, 1.00% Floor	04/23/24	22,115	22,005	21,036	(9)(28)
	First Lien Secured Debt - Revolver	L+675, 1.00% Floor	04/23/24	3,500	3,476	3,326	(9)(21)(23) (28)
	Common Equity - Common Stock	N/A	N/A	5,000 Shares	500	—	(9)(13)
JSM Equity Investors, L.P.	Preferred Equity - Class P Partnership Units	N/A	N/A	114 Shares	11	11	(9)(13)
					25,992	24,373
Jones & Frank
JF Acquisition, LLC	First Lien Secured Debt	L+600, 1.00% Floor	07/31/26	13,133	13,007	12,792	(9)(26)
	First Lien Secured Debt - Revolver	L+600, 1.00% Floor	07/31/26	1,569	738	712	(9)(21)(23) (26)
					13,745	13,504
Naviga
Naviga Inc. (fka Newscycle Solutions, Inc.)	First Lien Secured Debt	L+700, 1.00% Floor	12/29/22	13,329	13,294	13,329	(9)(28)
	First Lien Secured Debt - Revolver	L+700, 1.00% Floor	12/29/22	336	279	280	(9)(21)(23) (26)
	First Lien Secured Debt - Revolver	P+700	12/29/22	164	164	164	(9)(23)(25)
					13,737	13,773
PSE
Graffiti Buyer, Inc.	First Lien Secured Debt	L+550, 1.00% Floor	08/10/27	5,778	5,678	5,662	(9)(28)
	First Lien Secured Debt	L+575, 1.00% Floor	08/10/27	2,613	(16)	(52)	(8)(9)(21) (23)
	First Lien Secured Debt - Revolver	L+550, 1.00% Floor	08/10/27	1,133	439	435	(9)(21)(23) (28)
	First Lien Secured Debt - Revolver	P+450	08/10/27	174	171	170	(9)(23)(25)
Graffiti Parent, LP	Common Equity - Common Stock	N/A	N/A	2,439 Shares	244	216	(9)(13)
					6,516	6,431

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2022

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (34)	Fair Value (1)(35)
PSI Services, LLC
Lifelong Learner Holdings, LLC	First Lien Secured Debt	L+575, 1.00% Floor	10/19/26	33,801	33,397	32,034	(9)(28)
	First Lien Secured Debt - Revolver	L+575, 1.00% Floor	10/20/25	2,985	2,951	2,853	(9)(21)(23) (28)
					36,348	34,887
Soliant
Soliant Health, Inc.	Common Equity - Membership Interests	N/A	N/A	300 Shares	300	1,226	(9)
Trench Plate
Trench Plate Rental Co.	First Lien Secured Debt	SOFR+550, 1.00% Floor	12/03/26	18,136	17,883	17,864	(9)(32)
	First Lien Secured Debt - Revolver	SOFR+550, 1.00% Floor	12/03/26	1,818	566	564	(9)(20)(21) (23)(32)
Trench Safety Solutions Holdings, LLC	Common Equity - Common Stock	N/A	N/A	331 Shares	50	44	(9)(24)
					18,499	18,472
US Legal Support
US Legal Support Investment Holdings, LLC	Common Equity - Series A-1 Units	N/A	N/A	631,972 Shares	632	872	(9)(13)
USLS Acquisition, Inc.	First Lien Secured Debt	SOFR+575, 1.00% Floor	12/02/24	23,879	23,690	23,514	(9)(32)
	First Lien Secured Debt - Revolver	SOFR+575, 1.00% Floor	12/02/24	1,608	536	538	(9)(20)(21) (23)(32)
					24,858	24,924
Wilson Language Training
Owl Acquisition, LLC	First Lien Secured Debt	SOFR+525, 1.00% Floor	02/04/28	9,875	9,690	9,678	(9)(33)
Owl Parent Holdings, LLC	Common Equity - Common Stock	N/A	N/A	100 Shares	100	138	(9)(13)(24)
					9,790	9,816
		Total Business Services			$277,822	$264,166
Chemicals, Plastics & Rubber
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I LLC)
Carbonfree Chemicals Holdings LLC (4)	Common Equity - Common Equity / Interest	N/A	N/A	2,491 Shares	$78,729	$40,979	(13)(24)
Westfall Technik, Inc.
Westfall Technik, Inc.	First Lien Secured Debt	SOFR+625, 1.00% Floor	09/13/24	21,357	21,187	20,712	(9)(32)
	First Lien Secured Debt - Revolver	SOFR+625, 1.00% Floor	09/13/24	2,039	2,025	1,977	(9)(23)(32)
					23,212	22,689
		Total Chemicals, Plastics & Rubber			$101,941	$63,668
Construction & Building
Englert
Gutter Buyer, Inc.	First Lien Secured Debt	L+625, 1.00% Floor	03/06/25	$29,044	$28,777	$28,520	(9)(26)
	First Lien Secured Debt - Revolver	P+525	03/06/24	2,727	1,344	1,319	(9)(20)(21) (23)(25)
Gutter Holdings, LP	Common Equity - Common Stock	N/A	N/A	500 Shares	500	908	(9)
		Total Construction & Building			$30,621	$30,747
Consumer Goods - Durable
A&V
A&V Holdings Midco, LLC	First Lien Secured Debt - Revolver	L+450, 1.00% Floor	03/10/25	$1,505	$384	$404	(21)(23) (26)

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2022

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (34)	Fair Value (1)(35)
KDC
KDC US Holdings	First Lien Secured Debt - Revolver	L+325, 0.00% Floor	12/21/23	6,020	900	730	(20)(21)(23) (26)
KLO Holdings, LLC
1244311 B.C. Ltd. (4)	First Lien Secured Debt	L+500, 1.00% Floor	09/30/25	2,978	2,978	2,781	(17)(26)
	First Lien Secured Debt	L+500 Cash plus 6.00% PIK, 1.00% Floor	09/30/25	1,112	1,112	1,030	(17)(28)
	Common Equity - Common Stock	N/A	N/A	1,000,032 Shares	1,000	419	(2)(13)(17) (24)
GSC Technologies Inc. (4)	First Lien Secured Debt	L+500 Cash plus 5.00% PIK, 1.00% Floor	09/30/25	196	196	182	(17)(26)
					5,286	4,412
Liqui-Box
Liqui-Box Holdings, Inc.	First Lien Secured Debt - Revolver	L+450, 1.00% Floor	02/26/25	2,578	1,830	1,802	(21)(23)(28)
	First Lien Secured Debt - Revolver	P+350	02/26/25	982	976	968	(21)(23)(25)
					2,806	2,770
NSi Industries
Wildcat BuyerCo, Inc.	First Lien Secured Debt	SOFR+575, 1.00% Floor	02/27/26	17,074	16,618	16,796	(32)
	First Lien Secured Debt - Revolver	SOFR+575, 1.00% Floor	02/27/26	725	(9)	(12)	(8)(20)(21) (23)
Wildcat Parent LP	Common Equity - Common Stock	N/A	N/A	1,070 Shares	107	181	(13)
					16,716	16,965
Sorenson Holdings, LLC
Sorenson Holdings, LLC	Common Equity - Membership Interests	N/A	N/A	587 Shares	—	323	(10)(13)
		Total Consumer Goods – Durable			$26,092	$25,604
Consumer Goods - Non-durable
3D Protein
Protein For Pets Opco, LLC	First Lien Secured Debt - Revolver	L+450, 1.00% Floor	05/31/24	$2,219	$(19)	$—	(9)(21)(23)
Dan Dee
Project Comfort Buyer, Inc.	First Lien Secured Debt	L+700, 1.00% Floor	02/01/25	24,203	23,914	23,402	(9)(26)
	First Lien Secured Debt - Revolver	L+700, 1.00% Floor	02/01/25	3,462	(36)	(117)	(8)(9)(21) (23)
	Preferred Equity - Preferred Equity	N/A	N/A	491,405 Shares	492	24	(9)(13)(24)
					24,370	23,309
LashCo
Lash OpCo, LLC	First Lien Secured Debt	L+700, 1.00% Floor	03/18/26	43,249	42,490	42,666	(9)(29)
	First Lien Secured Debt - Revolver	L+700, 1.00% Floor	09/18/25	1,612	555	576	(9)(21)(23) (29)
					43,045	43,242
Paladone
Paladone Group Bidco Limited	First Lien Secured Debt	L+575, 1.00% Floor	11/12/27	7,957	5,954	5,955	(9)(17)(21) (23)(28)
	First Lien Secured Debt - Revolver	L+575, 1.00% Floor	11/12/27	1,412	352	355	(9)(17)(21) (23)(28)
	First Lien Secured Debt - Revolver	SON+575, 1.00% Floor	11/12/27	£353	(8)	(6)	(8)(9)(17) (21)(23)
Paladone Group Holdings Limited	Common Equity - Common Stock	N/A	N/A	94,151 Shares	94	91	(9)(13)(17) (24)
					6,392	6,395

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2022

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (34)	Fair Value (1)(35)
Sequential Brands Group, Inc.
Gainline Galaxy Holdings LLC	Common Equity - Common Stock	N/A	N/A	10,854 Shares	2,041	1,420	(13)(16)(17) (24)
Sequential Avia Holdings LLC	First Lien Secured Debt	L+500, 1.00% Floor	11/12/26	1,437	1,436	1,436	(17)(28)
Sequential Brands Group, Inc.	Second Lien Secured Debt	8.75%	02/07/24	1,293	—	239	(14)(17)
Swisstech IP CO, LLC	First Lien Secured Debt	6% PIK	11/29/24	272	11	272	(17)
					3,488	3,367
		Total Consumer Goods – Non-durable			$77,276	$76,313
Consumer Services
Activ
Activ Software Holdings, LLC	First Lien Secured Debt	L+625, 1.00% Floor	05/04/27	$29,716	$29,254	$29,419	(9)(30)
	First Lien Secured Debt - Revolver	L+650, 1.00% Floor	05/04/27	2,407	(37)	(60)	(8)(9)(21) (23)
					29,217	29,359
Bird
Bird US Opco, LLC	First Lien Secured Debt	SOFR+750, 1.00% Floor	10/12/24	33,715	30,097	30,648	(9)(23)(31)
Clarus Commerce
Marlin DTC-LS Midco 2, LLC	First Lien Secured Debt	L+650, 1.00% Floor	07/01/25	21,632	21,366	21,438	(26)(28)
	First Lien Secured Debt - Revolver	L+600, 1.00% Floor	07/01/25	685	—	(6)	(8)(21)(23)
					21,366	21,432
Go Car Wash
Go Car Wash Management Corp.	First Lien Secured Debt	SOFR+575, 1.00% Floor	12/31/26	26,392	10,876	10,710	(9)(21)(23) (31)
	First Lien Secured Debt - Revolver	SOFR+575, 1.00% Floor	12/31/26	417	(2)	(7)	(8)(9)(21) (23)
					10,874	10,703
Lending Point
LendingPoint LLC	First Lien Secured Debt	SOFR+1050, 1.00% Floor	12/30/25	32,500	29,289	29,416	(9)(21)(23) (32)
	First Lien Secured Debt	SOFR+575, 1.00% Floor	12/30/25	4,167	3,092	3,098	(9)(21)(23) (32)
	First Lien Secured Debt - Revolver	SOFR+575, 1.00% Floor	12/30/25	8,333	8,271	8,280	(9)(23)(32)
					40,652	40,794
Renovo
HomeRenew Buyer, Inc.	First Lien Secured Debt	SOFR+650, 1.00% Floor	11/23/27	18,000	15,075	15,022	(9)(21)(23) (32)
	First Lien Secured Debt - Revolver	SOFR+660, 1.00% Floor	11/23/27	1,958	192	189	(9)(21)(23) (31)
					15,267	15,211
The Club Company
Eldrickco Limited	First Lien Secured Debt	SON+625, 0.50% Floor	11/26/25	£14,970	13,900	12,042	(9)(17)(21) (23)(27)
	First Lien Secured Debt - Revolver	SON+625, 0.50% Floor	11/26/25	£356	411	391	(9)(17)(23) (27)
	First Lien Secured Debt - Revolver	SON+575, 0.50% Floor	05/26/25	£345	—	(6)	(8)(9)(17) (21)(23)
					14,311	12,427

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2022

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (34)	Fair Value (1)(35)
US Auto
U.S. Auto Finance, Inc.	First Lien Secured Debt	SOFR+525, 1.00% Floor	04/17/24	20,000	5,023	4,400	(9)(21)(23) (31)
	First Lien Secured Debt	SOFR+900, 1.00% Floor	04/17/25	4,000	3,945	3,998	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	04/17/24	13,333	8,098	7,918	(9)(21)(23) (31)
					17,066	16,316
		Total Consumer Services			$178,850	$176,890
Diversified Investment Vehicles, Banking, Finance, Real Estate
Celink
Compu-Link Corporation	First Lien Secured Debt - Revolver	L+550, 1.00% Floor	06/11/24	$2,273	$(17)	$(32)	(8)(9)(21) (23)
Peer Advisors, LLC	First Lien Secured Debt	L+550, 1.00% Floor	06/11/24	17,386	17,247	17,143	(9)(26)
					17,230	17,111
Golden Bear
Golden Bear 2016-R, LLC (4)	Structured Products and Other - Membership Interests	N/A	09/20/42	N/A	16,998	8,748	(3)(17)
Purchasing Power, LLC
Purchasing Power Funding I, LLC	First Lien Secured Debt - Revolver	L+650, 0.00% Floor	02/24/25	9,113	—	—	(9)(21)(23)
Spectrum Automotive
Shelby 2021 Holdings Corp.	First Lien Secured Debt	L+575, 0.75% Floor	06/29/28	14,424	12,689	12,647	(9)(21)(23) (28)
	First Lien Secured Debt - Revolver	L+575, 0.75% Floor	06/29/27	420	(5)	(6)	(8)(9)(21) (23)
					12,684	12,641
	Total Diversified Investment Vehicles, Banking, Finance, Real Estate				$46,912	$38,500

Education
NFA Group
SSCP Spring Bidco Limited	First Lien Secured Debt	SON+575, 0.50% Floor	07/30/25	£30,000	$36,326	$33,181	(9)(17)(27)
		Total Education			$36,326	$33,181
Energy - Electricity
Renew Financial LLC (f/k/a Renewable Funding, LLC)
AIC SPV Holdings II, LLC (4)	Preferred Equity - Preferred Stock	N/A	N/A	$534,375 Shares	$534	$—	(15)(17)(24)
Renew Financial LLC (f/k/a Renewable Funding, LLC) (4)	Preferred Equity - Series E Preferred Stock	N/A	N/A	441,576 Shares	1,902	2,050	(13)(17)(24)
	Preferred Equity - Preferred Stock	N/A	N/A	1,000,000 Shares	1,000	2,000	(13)(17)(24)
	Preferred Equity - Series B Preferred Stock	N/A	N/A	1,505,868 Shares	8,343	—	(13)(17)(24)
	Preferred Equity - Series D Preferred Stock	N/A	N/A	436,689 Shares	5,568	—	(13)(17)(24)
Renew JV LLC (4)	Common Equity - Membership Interests	N/A	N/A	393,242 Shares	393	445	(13)(17)(24)
					17,740	4,495
Solarplicity Group Limited (f/k/a AMP Solar UK)
Solarplicity UK Holdings Limited	First Lien Secured Debt	4.00%	03/08/23	£5,562	7,231	1,712	(14)(17)
	Preferred Equity - Preferred Stock	N/A	N/A	4,286 Shares	5,623	—	(2)(13)(17)
	Common Equity - Ordinary Shares	N/A	N/A	2,825 Shares	4	—	(2)(13)(17)
					12,858	1,712
		Total Energy – Electricity			$30,598	$6,207

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2022

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (34)	Fair Value (1)(35)
Energy - Oil & Gas
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.)
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.) (5)	Second Lien Secured Debt	10.00% PIK	03/31/23	$40	$41	$40
	Common Equity - Common Stock	N/A	N/A	10,000,000 Shares	30,078	5,796	(13)(24)
					30,119	5,836
Pelican
Pelican Energy, LLC (4)	Common Equity - Membership Interests	N/A	N/A	1,444 Shares	12,271	195	(13)(16)(17) (24)
Spotted Hawk
SHD Oil & Gas, LLC (5)	First Lien Secured Debt	12.00%	03/31/23	17,838	17,838	18,374
	Common Equity - Series C Units	N/A	N/A	50,952,525 Shares	44,065	1,196	(13)(16)(24)
	Common Equity - Series A Units	N/A	N/A	7,600,000 Shares	1,411	—	(13)(16)(24)
					63,314	19,570
		Total Energy – Oil & Gas			$105,704	$25,601
Healthcare & Pharmaceuticals
83bar
83Bar, Inc.	First Lien Secured Debt	SOFR+575, 1.50% Floor	07/02/26	$3,646	$3,631	$3,582	(9)(31)
Akoya
Akoya Biosciences, Inc.	First Lien Secured Debt	SOFR+635, 1.61% Floor	10/27/25	15,750	15,752	15,750	(9)(31)
Analogic
Analogic Corporation	First Lien Secured Debt	L+525, 1.00% Floor	06/22/24	17,759	17,616	17,404	(9)(28)
	First Lien Secured Debt - Revolver	L+525, 1.00% Floor	06/22/23	1,826	1,505	1,481	(9)(21)(23) (28)
					19,121	18,885
Carbon6
Carbon6 Technologies, Inc.	First Lien Secured Debt	SOFR+675, 1.00% Floor	08/01/27	12,500	2,488	2,488	(9)(23)(31)
	Preferred Equity - Preferred Equity	N/A	N/A	280,899 Shares	250	250	(9)(13)(24)
					2,738	2,738
Cato Research
LS Clinical Services Holdings, Inc.	First Lien Secured Debt	L+675, 1.00% Floor	12/16/27	13,027	12,736	12,715	(9)(28)
	First Lien Secured Debt - Revolver	L+675, 1.00% Floor	12/16/26	1,875	523	518	(9)(21)(23) (28)
					13,259	13,233
Cerus
Cerus Corporation	First Lien Secured Debt	L+545, 1.80% Floor	03/01/24	16,500	16,474	16,500	(9)(17)(26)
	First Lien Secured Debt - Revolver	L+375, 1.80% Floor	03/01/24	1,500	29	30	(9)(17)(21) (23)(26)
					16,503	16,530
Compass Health
Roscoe Medical, Inc	First Lien Secured Debt	SOFR+625, 1.00% Floor	09/30/24	7,563	7,291	7,260	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+625, 1.00% Floor	09/30/24	1,393	1,341	1,337	(9)(23)(31)
					8,632	8,597
Emmes Corporation
Emmes Blocker, Inc.	Common Equity - Common Stock	N/A	N/A	306 Shares	306	2,426	(9)(13)

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2022

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (34)	Fair Value (1)(35)
EmpiRx
EmpiRx Health LLC	First Lien Secured Debt	L+500, 1.00% Floor	08/05/27	9,023	8,872	8,932	(9)(29)
	First Lien Secured Debt - Revolver	L+550, 1.00% Floor	08/05/27	909	(15)	(9)	(8)(9)(20) (21)(23)
					8,857	8,923
Forge Biologics
Forge Biologics, Inc.	First Lien Secured Debt	SOFR+675, 0.50% Floor	12/03/26	26,667	13,221	13,282	(8)(9)(23)(31)
	First Lien Secured Debt	SOFR+675, 0.50% Floor	12/03/26	13,333	(56)	(26)	(8)(9)(23)
					13,221	13,282
Gateway Services
Gateway US Holdings, Inc.	First Lien Secured Debt	SOFR+550, 0.75% Floor	09/22/26	7,533	7,469	7,420	(9)(33)
	First Lien Secured Debt	SOFR+575, 0.75% Floor	09/22/26	2,123	1,713	1,699	(9)(21)(23) (32)(33)
	First Lien Secured Debt - Revolver	SOFR+575, 0.75% Floor	09/22/26	304	164	162	(9)(21)(23) (32)
					9,346	9,281
Gossamer
GB001, Inc.	First Lien Secured Debt	L+700, 2.00% Floor	01/01/25	29,419	5,327	5,425	(9)(17)(23) (26)
Health & Safety Institute
HSI HALO Acquisition, Inc.	First Lien Secured Debt	SOFR+575, 1.00% Floor	08/31/26	16,308	16,102	15,972	(9)(33)
	First Lien Secured Debt	SOFR+625, 1.00% Floor	08/31/26	2,466	2,410	2,410	(9)(33)
	First Lien Secured Debt - Revolver	SOFR+575, 1.00% Floor	09/02/25	813	132	122	(9)(21)(23) (33)
	Common Equity - Common Stock	N/A	N/A	500 Shares	500	718	(9)(13)
					19,144	19,222
IMA Group
IMA Group Management Company, LLC	First Lien Secured Debt	L+550, 1.00% Floor	05/30/24	12,632	10,016	10,027	(21)(23)(28)
	First Lien Secured Debt - Revolver	L+550, 1.00% Floor	05/30/24	289	202	200	(21)(23)(26)
					10,218	10,227
Kepro
Keystone Acquisition Corp.	First Lien Secured Debt	L+575, 0.75% Floor	01/26/29	13,961	11,769	12,005	(9)(21)(23) (28)
	First Lien Secured Debt - Revolver	L+575, 0.75% Floor	01/26/28	978	(17)	—	(9)(21)(23)
					11,752	12,005
Kindeva
Kindeva Drug Delivery L.P.	First Lien Secured Debt	L+600, 1.00% Floor	05/01/26	9,362	9,221	9,131	(9)(28)
	First Lien Secured Debt - Revolver	L+600, 1.00% Floor	05/01/25	167	141	140	(9)(21)(23) (26)
					9,362	9,271
KureSmart
Clearway Corporation (f/k/a NP/Clearway Holdings, Inc.)	Common Equity - Common Stock	N/A	N/A	133 Shares	133	200	(9)(13)
Kure Pain Holdings, Inc.	First Lien Secured Debt	L+500, 1.00% Floor	08/27/24	21,547	21,413	21,323	(9)(28)
	First Lien Secured Debt - Revolver	L+500, 1.00% Floor	08/27/24	2,654	(20)	(28)	(8)(9)(21) (23)
					21,526	21,495

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2022

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (34)	Fair Value (1)(35)
LucidHealth
Premier Imaging, LLC	First Lien Secured Debt	L+575, 1.00% Floor	01/02/25	12,439	7,990	7,947	(9)(21)(23) (26)
Mannkind Corporation
Mannkind Corporation	First Lien Secured Debt	SOFR+625, 1.00% Floor	08/01/25	13,867	13,802	13,875	(9)(31)
	Common Equity - Common Stock	N/A	N/A	334,226 Shares	76	1,033	(9)(10)(13) (17)(24)
					13,878	14,908
Maxor National Pharmacy Services, LLC
Maxor National Pharmacy Services, LLC	First Lien Secured Debt	L+550, 1.00% Floor	12/06/27	23,238	23,026	23,239	(9)(28)
	First Lien Secured Debt - Revolver	L+550, 1.00% Floor	12/06/26	1,558	(38)	(8)	(8)(9)(21) (23)
					22,988	23,231
Medical Guardian
Medical Guardian, LLC	First Lien Secured Debt	L+650, 1.00% Floor	10/26/26	35,955	30,775	30,611	(9)(21)(23) (26)
	First Lien Secured Debt - Revolver	L+650, 1.00% Floor	10/26/26	3,810	887	904	(9)(21)(23) (26)
					31,662	31,515
Midwest Vision
Midwest Vision Partners Management, LLC	First Lien Secured Debt	L+650, 1.00% Floor	01/12/27	24,151	21,355	21,130	(9)(21)(23) (28)
	First Lien Secured Debt - Revolver	L+650, 1.00% Floor	01/12/27	612	603	596	(9)(23)(28)
					21,958	21,726
Orchard
Orchard Therapeutics PLC	First Lien Secured Debt	L+595, 1.00% Floor	05/28/26	33,333	10,919	10,833	(9)(17)(23) (26)
Ovation Fertility
FPG Services, LLC	First Lien Secured Debt	L+550, 1.00% Floor	06/13/25	18,956	14,784	14,937	(9)(21)(23) (26)
	First Lien Secured Debt - Revolver	L+550, 1.00% Floor	06/13/24	2,105	(14)	(3)	(8)(9)(21) (23)
					14,770	14,934
Paragon 28
Paragon 28, Inc.	First Lien Secured Debt	L+600, 1.00% Floor	05/01/26	10,000	7,475	7,450	(9)(23)(26)
	First Lien Secured Debt - Revolver	L+300, 1.00% Floor	05/01/26	2,000	(7)	(10)	(8)(9)(21) (23)
					7,468	7,440
Partner Therapeutics, Inc
Partner Therapeutics, Inc	First Lien Secured Debt	SOFR+665, 1.00% Floor	04/01/26	10,000	9,953	9,950	(9)(31)
	First Lien Secured Debt	SOFR+665, 1.00% Floor	10/01/22	3,333	3,333	3,333	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+375, 1.00% Floor	04/01/26	1,000	(2)	(7)	(8)(9)(21) (23)
	Preferred Equity - Preferred Equity	N/A	N/A	55,556 Shares	333	333	(9)(13)
	Warrants - Warrants			33,333 Shares	135	80	(9)(13)
					13,752	13,689
PHS
PHS Buyer, Inc.	First Lien Secured Debt	L+600, 1.00% Floor	01/31/27	24,988	24,621	24,239	(9)(26)
	First Lien Secured Debt - Revolver	L+600, 1.00% Floor	01/31/27	2,000	955	940	(9)(21)(23) (26)
					25,576	25,179

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2022

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (34)	Fair Value (1)(35)
RHA Health Services
Pace Health Companies, LLC	First Lien Secured Debt	L+450, 1.00% Floor	08/02/24	3,767	3,736	3,739	(9)(28)
	First Lien Secured Debt - Revolver	L+450, 1.00% Floor	08/02/24	500	—	(4)	(8)(9)(20) (21)(23)
					3,736	3,735
Rigel Pharmaceuticals
Rigel Pharmaceuticals, Inc.	First Lien Secured Debt	SOFR+565, 1.50% Floor	09/01/26	9,000	9,010	8,934	(9)(31)
	First Lien Secured Debt	SOFR+565, 1.50% Floor	09/01/26	3,000	3,000	2,978	(9)(31)
					12,010	11,912
TELA Bio, Inc.
TELA Bio, Inc.	First Lien Secured Debt	SOFR+625, 1.00% Floor	05/01/27	16,667	13,270	13,250	(9)(23)(31)
TissueTech
TissueTech, Inc.	First Lien Secured Debt	SOFR+575, 1.00% Floor	04/01/27	17,500	12,193	12,119	(9)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+400, 1.00% Floor	04/01/27	1,000	(5)	(7)	(8)(9)(21) (23)
					12,188	12,112
Treace
Treace Medical Concepts, Inc.	First Lien Secured Debt	SOFR+600, 1.00% Floor	04/01/27	35,000	14,515	14,235	(9)(17)(23) (31)
	First Lien Secured Debt - Revolver	SOFR+400, 1.00% Floor	04/01/27	3,000	386	355	(9)(17)(21) (23)(31)
					14,901	14,590
Unchained Labs
Unchained Labs, LLC	First Lien Secured Debt	L+550, 1.00% Floor	08/09/27	6,739	4,088	4,107	(9)(21)(23) (26)
	First Lien Secured Debt - Revolver	L+550, 1.00% Floor	08/09/27	726	(12)	(7)	(8)(9)(21) (23)
					4,076	4,100
WellDyneRx, LLC
WelldyneRX, LLC	First Lien Secured Debt	SOFR+675, 0.75% Floor	03/09/27	17,987	17,642	17,537	(9)(32)
	First Lien Secured Debt - Revolver	SOFR+675, 0.75% Floor	03/09/26	1,923	(33)	(48)	(8)(9)(21) (23)
					17,609	17,489
		Total Healthcare & Pharmaceuticals			$437,446	$439,462
High Tech Industries
Acronis AG
ACRONIS AG	First Lien Secured Debt	L+585, 1.00% Floor	04/01/27	$21,000	$20,936	$20,895	(9)(17)(26)
American Megatrends
AMI US Holdings Inc.	First Lien Secured Debt	L+525, 1.00% Floor	04/01/25	21,320	21,134	21,107	(9)(26)
	First Lien Secured Debt - Revolver	L+525, 0.00% Floor	04/01/24	2,907	(18)	(29)	(8)(9)(21) (23)
					21,116	21,078
Calero Holdings, Inc.
Telesoft Holdings, LLC	First Lien Secured Debt	L+575, 1.00% Floor	12/16/25	22,159	21,882	21,878	(28)
	First Lien Secured Debt - Revolver	L+575, 1.00% Floor	12/16/25	2,273	(28)	(29)	(8)(21)(23)
					21,854	21,849

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2022

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (34)	Fair Value (1)(35)
ChyronHego Corporation
ChyronHego Corporation (5)	First Lien Secured Debt	L+350 Cash plus 1.50% PIK, 1.00% Floor	12/31/24	85,928	85,492	85,283	(28)
	First Lien Secured Debt	L+1025 PIK, 1.00% Floor	12/31/24	2,698	2,623	2,677	(28)
	First Lien Secured Debt	L+650 Cash plus 1.50% PIK, 1.00% Floor	12/31/24	2,004	1,884	1,989	(28)
	First Lien Secured Debt - Revolver	L+500, 1.00% Floor	12/31/24	10,000	8,945	8,880	(21)(23) (28)
	Preferred Equity - Preferred Equity	N/A	N/A	7,800 Shares	6,000	24,054	(13)(24)
					104,944	122,883
Dairy.com
Momentx Corporation	First Lien Secured Debt	SOFR+575, 1.00% Floor	06/24/27	15,239	14,988	14,874	(9)(32)
	First Lien Secured Debt - Revolver	SOFR+575, 1.00% Floor	06/24/27	1,257	(20)	(30)	(8)(9)(21) (23)
					14,968	14,844
Digital.ai
Digital.ai Software Holdings, Inc.	First Lien Secured Debt	L+700, 1.00% Floor	02/10/27	22,242	21,751	21,797	(9)(28)
	First Lien Secured Debt - Revolver	L+650, 1.00% Floor	02/10/27	2,419	512	468	(9)(21)(23) (28)
					22,263	22,265
GoHealth
Norvax, LLC	First Lien Secured Debt - Revolver	L+650, 1.00% Floor	09/13/24	3,182	2,435	2,466	(9)(21)(23) (26)(28)
International Cruise & Excursion Gallery, Inc.
International Cruise & Excursion Gallery, Inc.	First Lien Secured Debt	SOFR+535, 1.00% Floor	06/06/25	14,363	14,249	13,689	(31)
Modern Campus
Destiny Solutions U.S., Inc.	First Lien Secured Debt	L+575, 1.00% Floor	06/08/26	25,573	25,077	25,062	(26)
RMCF IV CIV XXXV, L.P.	Common Equity - Common Stock	N/A	N/A	482 Shares	1,000	1,217	(13)
					26,077	26,279
MYCOM
Magnate Holding Corp.	First Lien Secured Debt	L+625, 0.50% Floor	12/16/24	19,081	18,987	19,028	(9)(17)(28)
	First Lien Secured Debt - Revolver	L+625, 0.50% Floor	12/14/23	3,150	3,136	3,143	(9)(17)(23) (28)
					22,123	22,171
New Era Technology, Inc.
New Era Technology, Inc.	First Lien Secured Debt	L+625, 1.00% Floor	10/31/26	33,033	30,981	30,762	(9)(21)(23) (28)
	First Lien Secured Debt - Revolver	L+625, 1.00% Floor	10/30/26	1,732	751	740	(9)(21)(23) (28)
					31,732	31,502
Pro Vigil
Pro-Vigil Holding Company, LLC	First Lien Secured Debt	SOFR+850, 1.00% Floor	01/11/25	15,176	13,469	13,556	(9)(21)(23) (32)
Schlesinger Group
Schlesinger Global, LLC	First Lien Secured Debt	SOFR+600 Cash plus 0.50% PIK, 1.00% Floor	07/12/25	10,309	10,175	10,118	(9)(32)
	First Lien Secured Debt	SOFR+775, 1.00% Floor	07/12/25	956	945	955	(9)(32)
					11,120	11,073

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2022

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (34)	Fair Value (1)(35)
Simeio
Simeio Group Holdings, Inc.	First Lien Secured Debt	L+550, 1.00% Floor	02/02/26	8,178	8,107	7,933	(9)(26)
	First Lien Secured Debt - Revolver	L+525, 1.00% Floor	02/02/26	1,731	(14)	(52)	(8)(9)(21) (23)
					8,093	7,881
Sirsi Corporation
Sirsi Corporation	First Lien Secured Debt	L+450, 1.00% Floor	03/15/24	5,156	5,132	5,131	(9)(26)
	First Lien Secured Debt - Revolver	L+450, 1.00% Floor	03/15/24	429	(2)	(2)	(8)(9)(21) (23)
					5,130	5,129
Springbrook
Springbrook Holding Company, LLC	First Lien Secured Debt	L+550, 1.00% Floor	12/23/26	15,849	15,659	15,646	(26)
	First Lien Secured Debt - Revolver	L+575, 1.00% Floor	12/23/26	1,463	(16)	(19)	(8)(21)(23)
					15,643	15,627
Tax Slayer
MEP-TS Midco, LLC	First Lien Secured Debt	L+600, 1.00% Floor	12/31/26	13,311	13,090	12,845	(9)(29)
	First Lien Secured Debt - Revolver	L+600, 1.00% Floor	12/31/26	1,452	—	(51)	(8)(9)(21) (23)
					13,090	12,794
UpStack
Upstack Holdco Inc.	First Lien Secured Debt	L+550, 1.00% Floor	08/20/27	31,772	27,495	27,457	(9)(21)(23) (29)
	First Lien Secured Debt - Revolver	L+550, 1.00% Floor	08/20/27	3,000	(68)	(67)	(8)(9)(20) (21)(23)
					27,427	27,390
		Total High Tech Industries			$396,669	$413,371
Hotel, Gaming, Leisure, Restaurants
Guernsey
Guernsey Holdings SDI LA LLC	First Lien Secured Debt	6.95%	11/18/26	$9,620	$9,538	$9,572	(9)
	First Lien Secured Debt	L+595, 1.00% Floor	11/18/26	1,167	—	(76)	(8)(9)(23)
					9,538	9,496
Taco Cabana
YTC Enterprises, LLC	First Lien Secured Debt	L+625, 1.00% Floor	08/16/26	9,879	9,779	9,780	(9)(26)
		Total Hotel, Gaming, Leisure, Restaurants			$19,317	$19,276
Insurance
High Street Insurance
High Street Buyer, Inc.	First Lien Secured Debt	L+600, 0.75% Floor	04/14/28	$29,961	$29,492	$29,287	(9)(28)
	First Lien Secured Debt - Revolver	L+600, 0.75% Floor	04/16/27	2,203	(34)	(50)	(8)(9)(21) (23)
					29,458	29,237
PGM Holdings Corporation
Turbo Buyer, Inc.	First Lien Secured Debt	L+600, 1.00% Floor	12/02/25	19,132	18,868	18,558	(9)(28)(29)
	First Lien Secured Debt - Revolver	L+575, 1.00% Floor	12/02/25	923	(12)	(28)	(8)(9)(21) (23)
					18,856	18,530
Relation Insurance
AQ Sunshine, Inc.	First Lien Secured Debt	L+625, 1.00% Floor	04/15/25	34,683	33,873	34,157	(9)(21)(23) (28)(29)
	First Lien Secured Debt - Revolver	SOFR+625, 1.00% Floor	04/15/24	1,785	743	751	(9)(20)(21) (23)(31)
					34,616	34,908
		Total Insurance			$82,930	$82,675

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2022

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (34)	Fair Value (1)(35)
Manufacturing, Capital Equipment
AVAD, LLC
Surf Opco, LLC	First Lien Secured Debt - Revolver	L+400, 1.00% Floor	03/17/26	$16,667	$13,534	$13,360	(9)(20)(21) (23)(26)
	Preferred Equity - Class P-1 Preferred	N/A	N/A	33,333 Shares	3,333	6,667	(9)(13)(16)
	Preferred Equity - Class P-2 Preferred	N/A	N/A	85,164 Shares	8,517	2,959	(9)(13)(16)
	Common Equity - Class A-1 Common	N/A	N/A	3,333 Shares	—	50	(9)(13)(16)
					25,384	23,036
Kauffman
Kauffman Holdco, LLC	Common Equity - Common Stock	N/A	N/A	250,000 Shares	249	132	(9)(13)
Kauffman Intermediate, LLC	First Lien Secured Debt	L+600, 1.00% Floor	05/08/25	16,193	16,050	15,724	(9)(30)
	First Lien Secured Debt - Revolver	L+600, 1.00% Floor	05/08/25	1,243	214	197	(9)(21)(23) (28)
					16,513	16,053
MedPlast Holdings Inc.
Viant Medical Holdings, Inc. (fka MedPlast Holdings, Inc.)	Second Lien Secured Debt	L+775, 0.00% Floor	07/02/26	8,000	7,963	7,533	(26)
		Total Manufacturing, Capital Equipment			$49,860	$46,622
Media - Diversified & Production
New Wave Entertainment
NW Entertainment, Inc.	First Lien Secured Debt	L+750 Cash plus 2.00% PIK, 1.00% Floor	08/16/24	$29,764	$29,538	$29,764	(9)(28)
	First Lien Secured Debt - Revolver	L+750, 1.00% Floor	08/16/24	3,078	3,054	3,078	(9)(23)(28)
					32,592	32,842
Sonar Entertainment
Sonar Entertainment, Inc.	First Lien Secured Debt	L+760, 1.25% Floor	11/15/21	1,798	1,797	1,498	(9)(11)(26)
	First Lien Secured Debt - Revolver	L+760, 1.25% Floor	11/15/21	1,604	1,252	1,026	(9)(11)(21) (23)(26)
					3,049	2,524
		Total Media – Diversified & Production			$35,641	$35,366
Retail
IPS
SI Holdings, Inc.	First Lien Secured Debt	L+600, 1.00% Floor	07/25/25	$30,847	$30,538	$30,524	(9)(26)
	First Lien Secured Debt - Revolver	L+600, 1.00% Floor	07/25/24	3,413	743	740	(9)(21)(23) (26)
		Total Retail			$31,281	$31,264
Telecommunications
Securus Technologies Holdings, Inc.
Securus Technologies Holdings, Inc.	Second Lien Secured Debt	L+825, 1.00% Floor	11/01/25	$7,128	$7,095	$6,629	(28)
		Total Telecommunications			$7,095	$6,629
Transportation - Cargo, Distribution
Beacon Mobility
Beacon Mobility Corp.	First Lien Secured Debt	L+550, 1.00% Floor	05/22/24	$28,179	$20,350	$20,421	(9)(21)(23) (26)
	First Lien Secured Debt - Revolver	4.00%	02/04/23	50,000	—	—	(9)(20)(22) (23)
	First Lien Secured Debt - Revolver	L+550, 1.00% Floor	05/22/24	4,145	(60)	(43)	(8)(9)(20) (21)(23)
					20,290	20,378

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2022

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (34)	Fair Value (1)(35)
Dynamic Product Tankers (Prime), LLC
Dynamic Product Tankers, LLC (5)	Common Equity - Class A Units	N/A	N/A	N/A	41,369	—	(13)(17)(19) (24)
Heniff and Superior
Heniff Holdco, LLC	First Lien Secured Debt	L+575, 1.00% Floor	12/03/26	30,298	29,898	29,843	(9)(26)
	First Lien Secured Debt - Revolver	L+575, 1.00% Floor	12/03/24	3,925	1,404	1,400	(9)(21)(23) (26)
					31,302	31,243
MSEA Tankers LLC
MSEA Tankers LLC (5)	Common Equity - Class A Units	N/A	N/A	N/A	19,397	4,444	(17)(18)(24)
		Total Transportation – Cargo, Distribution			$112,358	$56,065
Utilities - Electric
Congruex
Congruex Group LLC	First Lien Secured Debt	SOFR+575, 0.75% Floor	05/03/29	$14,963	$14,606	$14,588	(9)(32)
		Total Utilities – Electric			$14,606	$14,588
Wholesale
Banner Solutions
Banner Buyer, LLC	First Lien Secured Debt	L+575, 1.00% Floor	10/31/25	$17,672	$15,056	$15,001	(9)(21)(23) (26)
	First Lien Secured Debt - Revolver	L+575, 1.00% Floor	10/31/25	1,935	884	879	(9)(21)(23) (26)
Banner Parent Holdings, Inc.	Common Equity - Common Stock	N/A	N/A	6,125 Shares	613	530	(9)(13)
					16,553	16,410
Thomas Scientific
BSP-TS, LP	Common Equity - Common Stock	N/A	N/A	185 Shares	185	187	(9)(13)(24)
Thomas Scientific, LLC	First Lien Secured Debt	L+600, 1.00% Floor	12/14/27	31,652	31,107	31,333	(9)(28)
	First Lien Secured Debt - Revolver	L+550, 1.00% Floor	12/14/27	2,963	(52)	(30)	(8)(9)(21) (23)
					31,240	31,490
		Total Wholesale			$47,793	$47,900
Total Investments					$2,718,826	$2,463,545	(6)(7)

(1)
Fair value is determined in good faith subjct to the oversight of the Board of Directors of the Company (See Note 2 to the financial statements).
(2)
Preferred and ordinary shares in Solarplicity UK Holdings Limited are GBP denominated equity investments. Common shares in 1244311 B.C. Ltd. are CAD denominated equity investments.
(3)
Denotes investments in which the Company owns greater than 25% of the equity, where the governing documents of each entity preclude the Company from exercising a controlling influence over the management or policies of such entity. The Company does not have the right to elect or appoint more than 25% of the directors or another party has the right to elect or appoint more directors than the Company and has the right to appoint certain members of senior management. Therefore, the Company has determined that these entities are not controlled affiliates. As of September 30, 2022, we had a 100% equity ownership interest in Golden Bear 2016-R, LLC, a collateralized loan obligation.

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2022

(In thousands, except share data)

(4)
Denotes investments in which we are an “Affiliated Person,” as defined in the 1940 Act, due to holding the power to vote or owning 5% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of March 31, 2022 and September 30, 2022 along with transactions during the six months ended September 30, 2022 in these affiliated investments are as follows:

Name of Issuer	Fair Value at March 31, 2022	Gross Additions ●	Gross Reductions ■	Net Change in Unrealized Gains (Losses)	Fair Value at September 30, 2022	Net Realized Gains (Losses)	Interest/ Dividend/ Other Income
1244311 B.C. Ltd., Common Stock	$976	$—	$—	$(557)	$419	$—	$—
1244311 B.C. Ltd., Term Loan	3,800	32	—	(21)	3,811	—	135
AIC SPV Holdings II, LLC, Preferred Equity	355	—	—	(355)	—	—	52
Carbonfree Chemicals Holdings LLC, Common Stock	42,117	25,075	—	(26,213)	40,979	—	—
Carbonfree Chemicals SA LLC, Class B Units	—	—	(25,074)	25,074	—	—	—
Golden Bear 2016-R, LLC, Membership Interests	10,038	—	—	(1,290)	8,748	—	480
GSC Technologies Inc., Term Loan	192	5	(15)	—	182	—	9
Pelican Energy, LLC, Common Stock	630	—	(792)	357	195	—	—
Renew Financial LLC (f/k/a Renewable Funding, LLC), Series B Preferred Stock	—	—	—	—	—	—	—
Renew Financial LLC (f/k/a Renewable Funding, LLC), Series D Preferred Stock	—	—	—	—	—	—	—
Renew Financial LLC (f/k/a Renewable Funding, LLC), Series E Preferred Stock	4,988	—	—	(2,938)	2,050	—	—
Renew Financial LLC (f/k/a Renewable Funding, LLC), Preferred Equity	—	1,000	—	1,000	2,000
Renew JV LLC, Membership Interests	613	—	(73)	(95)	445	—	—
	$63,709	$26,112	$(25,954)	$(5,038)	$58,829	$—	$676

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

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2022

(In thousands, except share data)

(5)
Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Fair value as of March 31, 2022 and September 30, 2022 along with transactions during the six months ended September 30, 2022 in these controlled investments are as follows:

Name of Issuer	Fair Value at March 31, 2022	Gross Additions ●	Gross Reductions ■	Net Change in Unrealized Gains (Losses)	Fair Value at September 30, 2022	Net Realized Gains (Losses)	Interest/ Dividend/ Other Income
Majority Owned Company
ChyronHego Corporation, Preferred Equity	$15,553	$—	$—	$8,501	$24,054	$—	$—
ChyronHego Corporation, Revolver	7,076	1,789	—	15	8,880	—	701
ChyronHego Corporation, Term Loan	86,969	3,357	(27)	(350)	89,949	—	3,768
Dynamic Product Tankers, LLC, Common Stock	3,110	—	(3,063)	(47)	—	—	—
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.), Common Stock	—	—	—	5,796	5,796	—	—
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.), Term Loan	6,204	203	(7,620)	1,253	40	—	1,067
Merx Aviation Finance, LLC, Membership Interests	23,509	110,700	—	(18,600)	115,609	—	—
Merx Aviation Finance, LLC, Revolver	275,000	—	(125,000)	—	150,000	—	12,815
MSEA Tankers LLC, Class A Units	34,274	—	(30,862)	1,032	4,444	—	—
Controlled Company
SHD Oil & Gas, LLC, Series C Units	4,652	—	—	(3,456)	1,196	—	—
SHD Oil & Gas, LLC, Series A Units	—	—	—	—	—	—	—
SHD Oil & Gas, LLC, Tranche C Note	25,470	—	(6,890)	(206)	18,374	—	1,713
	$481,817	$116,049	$(173,462)	$(6,062)	$418,342	$—	$20,064

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

As of September 30, 2022, the Company had a 87%, 85%, 96%, 100%, 98% and 38% equity ownership interest in ChyronHego Corporation; Dynamic Product Tankers, LLC; Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.); Merx Aviation Finance, LLC; MSEA Tankers, LLC; and SHD Oil & Gas, LLC (f/k/a Spotted Hawk Development LLC), respectively.

(6)
Aggregate gross unrealized gain and loss for federal income tax purposes is $58,130 and $336,156, respectively. Net unrealized loss is $278,026 based on a tax cost of $2,801,852.
(7)
Substantially all securities are pledged as collateral to our multi-currency revolving credit facility (the “Senior Secured Facility” as defined in Note 6 to the financial statements). As such, these securities are not available as collateral to our general creditors.
(8)
The negative fair value is the result of the commitment being valued below par.

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2022

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
(11)
The maturity date for this investment was November 15, 2021. The investment is expected to be paid down in a series of payments subsequent to the stated maturity date.
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
(16)
AIC Spotted Hawk Holdings, LLC, AIC SHD Holdings, LLC, AIC Pelican Holdings, LLC, AIC SB Holdings LLC and AP Surf Investments, LLC are wholly-owned special purpose vehicles which only hold investments of the underlying portfolio companies and have no other significant assets or liabilities. AIC Spotted Hawk Holdings, LLC holds equity and debt investments in SHD Oil & Gas, LLC. AIC SHD Holdings LLC holds equity investments in SHD Oil & Gas, LLC. and equity investments in both Carbonfree Chemicals Holdings, LLC and Carbonfree Chemicals SA, LLC. AIC Pelican Holdings, LLC holds an equity investment in Pelican Energy, LLC. AP Surf Investments, LLC holds equity investments in Surf Opco, LLC. AIC SB Holdings LLC holds equity investments in Gainline Galaxy Holdngs LLC.
(17)
Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of September 30, 2022, non-qualifying assets represented approximately 6.70% of the total assets of the Company.
(18)
As of September 30, 2022, MSEA Tankers, LLC had various classes of limited liability interests outstanding of which the Company holds Class A-1 and Class A-2 units which are identical except that Class A-1 unit is voting and Class A-2 unit is non-voting. The units entitle the Company to appoint two out of three managers to the board of managers.
(19)
As of September 30, 2022, Dynamic Product Tankers, LLC had various classes of limited liability interests outstanding of which the Company holds Class A-1 and Class A-3 units which are identical except that Class A-1 unit is voting and Class A-3 unit is non-voting. The units entitle the Company to appoint three out of five managers to the board of managers.
(20)
As of September 30, 2022, there were letters of credit issued and outstanding through the Company under this first lien senior secured revolving loan.
(21)
The undrawn portion of these committed revolvers and delayed draw term loans includes a commitment and unused fee rate.
(22)
A letter of credit associated with this investment has been issued through the Company’s Senior Secured Facility. In the event of draw of funds the related funding would be pro-rated for all existing lenders in the investment.

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2022

(In thousands, except share data)

(23)
As of September 30, 2022, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 8 to the financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit **	Undrawn Commitment
A&V Holdings Midco, LLC	$1,505	$452	$—	$1,053
AMI US Holdings Inc.	2,907	—	—	2,907
AQ Sunshine, Inc.	2,144	757	23	1,364
Activ Software Holdings, LLC	2,407	—	—	2,407
Alpinex Opco, LLC	1,489	595	—	894
Analogic Corporation	1,826	1,513	—	313
Banner Buyer, LLC	4,387	903	—	3,484
Beacon Mobility Corp.	61,608	—	31,577	30,031
Berner Food & Beverage, LLC	2,881	1,585	—	1,296
Bird US Opco, LLC	3,013	—	—	3,013
Carbon6 Technologies, Inc.	10,000	—	—	10,000
Cerus Corporation	1,500	30	—	1,470
ChyronHego Corporation	10,000	8,956	—	1,044
Club Car Wash Operating, LLC	4,696	—	—	4,696
Compu-Link Corporation	2,273	—	—	2,273
Digital.ai Software Holdings, Inc.	2,419	565	—	1,854
EHL Merger Sub, LLC	4,155	—	—	4,155
Eldrickco Limited*	5,177	397	—	4,780
EmpiRx Health LLC	909	—	227	682
Erickson Inc	32,250	24,391	843	7,016
FPG Services, LLC	6,093	—	—	6,093
Forge Biologics, Inc.	13,333	—	—	13,333
GB001, Inc.	24,000	—	—	24,000
Gabriel Partners, LLC	665	133	—	532
Gateway US Holdings, Inc.	696	167	—	529
Go Car Wash Management Corp.	15,637	—	—	15,637
Graffiti Buyer, Inc.	3,920	632	—	3,288
Guernsey Holdings SDI LA LLC	1,167	—	—	1,167
Gutter Buyer, Inc.	2,727	1,364	143	1,220
HRO (Hero Digital) Holdings, LLC	10,213	1,702	31	8,480
HSI HALO Acquisition, Inc.	813	135	—	678
Heniff Holdco, LLC	3,925	1,439	—	2,486
High Street Buyer, Inc.	2,203	—	—	2,203
Hive Intermediate, LLC	2,326	—	—	2,326
HomeRenew Buyer, Inc.	4,576	228	—	4,348
IMA Group Management Company, LLC	2,799	202	—	2,597
JF Acquisition, LLC	1,569	753	—	816
Jacent Strategic Merchandising	3,500	3,494	—	6
KDC US Holdings	6,020	810	33	5,177
KL Charlie Acquisition Company	9,085	—	—	9,085
Kauffman Intermediate, LLC	1,243	233	—	1,010
Keystone Acquisition Corp.	2,935	—	—	2,935
Kindeva Drug Delivery L.P.	167	143	—	24
Kure Pain Holdings, Inc.	2,654	—	—	2,654
LS Clinical Services Holdings, Inc.	1,875	563	—	1,312
Lash OpCo, LLC	1,612	599	—	1,013
LendingPoint LLC	12,235	8,333	—	3,902
Lifelong Learner Holdings, LLC	2,985	2,982	—	3
Liqui-Box Holdings, Inc.	3,560	2,824	—	736
MEP-TS Midco, LLC	1,452	—	—	1,452
Magnate Holding Corp.	3,150	3,150	—	—
Marlin DTC-LS Midco 2, LLC	685	—	—	685
Maxor National Pharmacy Services, LLC	1,558	—	—	1,558
Medical Guardian, LLC	8,571	933	—	7,638

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2022

(In thousands, except share data)

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit **	Undrawn Commitment
Merx Aviation Finance, LLC	154,677	150,000	4,677	—
Midwest Vision Partners Management, LLC	3,029	612	—	2,417
Momentx Corporation	1,257	—	—	1,257
NW Entertainment, Inc.	3,078	3,078	—	—
Naviga Inc. (fka Newscycle Solutions, Inc.)	500	444	—	56
New Era Technology, Inc.	3,259	779	—	2,480
Norvax, LLC	3,182	2,466	—	716
Orchard Therapeutics PLC	22,333	—	—	22,333
PHS Buyer, Inc.	2,000	1,000	—	1,000
Pace Health Companies, LLC	500	—	105	395
Paladone Group Bidco Limited	3,295	377	—	2,918
Paladone Group Bidco Limited*	394	—	—	394
Paragon 28, Inc.	4,500	—	—	4,500
Partner Therapeutics, Inc	1,000	—	—	1,000
Precision Refrigeration & Air Conditioning LLC	1,705	—	—	1,705
Premier Imaging, LLC	4,305	—	—	4,305
Pro-Vigil Holding Company, LLC	1,467	—	—	1,467
Project Comfort Buyer, Inc.	3,462	—	—	3,462
Protein For Pets Opco, LLC	2,219	—	—	2,219
Purchasing Power Funding I, LLC	9,113	—	—	9,113
Roscoe Medical, Inc	1,393	1,393	—	—
SI Holdings, Inc.	3,413	768	—	2,645
Shelby 2021 Holdings Corp.	1,980	—	—	1,980
Simeio Group Holdings, Inc.	1,731	—	—	1,731
Sirsi Corporation	429	—	—	429
Sonar Entertainment, Inc.	1,604	1,294	—	310
Springbrook Holding Company, LLC	1,463	—	—	1,463
Surf Opco, LLC	16,667	13,534	1,000	2,133
TELA Bio, Inc.	3,333	—	—	3,333
TGG TS Acquisition Company	1,750	—	—	1,750
THLP CO. LLC	4,494	1,931	79	2,484
Telesoft Holdings, LLC	2,273	—	—	2,273
Thomas Scientific, LLC	2,963	—	—	2,963
TissueTech, Inc.	6,250	—	—	6,250
Treace Medical Concepts, Inc.	23,417	400	—	23,017
Trench Plate Rental Co.	1,818	591	106	1,121
Truck-Lite Co., LLC	3,052	218	99	2,735
Turbo Buyer, Inc.	923	—	—	923
U.S. Auto Finance, Inc.	28,334	8,093	—	20,241
USLS Acquisition, Inc.	1,608	563	75	970
Ultimate Baked Goods Midco LLC	3,243	2,270	365	608
Unchained Labs, LLC	3,290	—	—	3,290
Upstack Holdco Inc.	6,600	—	110	6,490
WelldyneRX, LLC	1,923	—	—	1,923
Westfall Technik, Inc.	2,039	2,039	—	—
Wildcat BuyerCo, Inc.	725	—	30	695
Total Commitments	$669,485	$262,813	$39,523	$367,149

____________________

* These investments are in a foreign currency and the total commitment has been converted to USD using the September 30, 2022 exchange rate.

** For all letters of credit issued and outstanding on September 30, 2022, $1,473 will expire in 2022, $37,966 will expire in 2023 and $84 will expire in 2024.

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2022

(In thousands, except share data)

(24)
Securities that are exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2022, the aggregate fair value of these securities is $200,756 or 20% of the Company's net assets. The acquisition dates of the restricted securities are as follows:

Issuer	Investment Type	Acquisition Date
1244311 B.C. Ltd.	Common Equity - Common Stock	9/30/2020
AIC SPV Holdings II, LLC	Preferred Equity - Preferred Stock	6/1/2017
BSP-TS, LP	Common Equity - Common Stock	12/14/2021
Carbon6 Technologies, Inc.	Preferred Equity - Preferred Equity	8/22/2022
Carbonfree Chemicals Holdings LLC	Common Equity - Common Equity / Interest	11/19/2019
ChyronHego Corporation	Preferred Equity - Preferred Equity	12/29/2020
Dynamic Product Tankers, LLC	Common Equity - Class A Units	4/8/2015
Gainline Galaxy Holdings LLC	Common Equity - Common Stock	11/12/2021
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.)	Common Equity - Common Stock	3/29/2016
HRO Holdings I LP	Common Equity - Common Stock	11/18/2021
Mannkind Corporation	Common Equity - Common Stock	10/26/2021
Merx Aviation Finance, LLC	Common Equity - Membership Interests	7/1/2021
MSEA Tankers LLC	Common Equity - Class A Units	12/12/2014
Owl Parent Holdings, LLC	Common Equity - Common Stock	2/4/2022
Paladone Group Holdings Limited	Common Equity - Common Stock	11/12/2021
Pelican Energy, LLC	Common Equity - Membership Interests	3/28/2012
Project Comfort Buyer, Inc.	Preferred Equity - Preferred Equity	5/16/2022
Renew Financial LLC (f/k/a Renewable Funding, LLC)	Preferred Equity - Series E Preferred Stock	12/23/2020
Renew Financial LLC (f/k/a Renewable Funding, LLC)	Preferred Equity - Series D Preferred Stock	10/1/2015
Renew Financial LLC (f/k/a Renewable Funding, LLC)	Preferred Equity - Series B Preferred Stock	4/9/2014
Renew Financial LLC (f/k/a Renewable Funding, LLC)	Preferred Equity - Preferred Equity	7/12/2022
Renew JV LLC	Common Equity - Membership Interests	9/5/2019
SHD Oil & Gas, LLC	Common Equity - Series C Units	12/27/2012
SHD Oil & Gas, LLC	Common Equity - Series A Units	11/18/2016
SMC IR Holdings, LLC	Common Equity - Common Stock	3/8/2022
Trench Safety Solutions Holdings, LLC	Common Equity - Series A-1 Units	4/29/2022
Wm. Bolthouse Farms, Inc.	Common Equity - Equity Interests	7/28/2022
(25)
The interest rate on these loans is subject to Prime, which as of September 30, 2022 was 6.25%
(26)
The interest rate on these loans is subject to 1 month LIBOR, which as of September 30, 2022 was 3.14%
(27)
The interest rate on these loans is subject to SONIA, which as of September 30, 2022 was 2.19%
(28)
The interest rate on these loans is subject to 3 months LIBOR, which as of September 30, 2022 was 3.75%
(29)
The interest rate on these loans is subject to 6 months LIBOR, which as of September 30, 2022 was 4.23%
(30)
The interest rate on these loans is subject to 12 months LIBOR, which as of September 30, 2022 was 4.78%
(31)
The interest rate on these loans is subject to 1 month SOFR, which as of September 30, 2022 was 3.04%
(32)
The interest rate on these loans is subject to 3 months SOFR, which as of September 30, 2022 was 3.59%
(33)
The interest rate on these loans is subject to 6 months SOFR, which as of September 30, 2022 was 3.99%

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2022

(In thousands, except share data)

(34)
The following shows the composition of the Company’s portfolio at cost by control designation, investment type and industry as of September 30, 2022:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Non-Controlled / Non-Affiliated Investments
Advertising, Printing & Publishing	$43,828	$—	$—	$—	$—	$432	$—	$44,260
Aerospace & Defense	24,354	—	—	—	—	—	—	24,354
Automotive	59,915	23,621	—	—	—	350	—	83,886
Aviation and Consumer Transport	17,147	—	—	—	—	—	—	17,147
Beverage, Food & Tobacco	103,684	—	—	—	448	1,409	—	105,541
Business Services	208,368	67,425	—	—	89	1,940	—	277,822
Chemicals, Plastics & Rubber	23,212	—	—	—	—	—	—	23,212
Construction & Building	30,121	—	—	—	—	500	—	30,621
Consumer Goods – Durable	20,699	—	—	—	—	107	—	20,806
Consumer Goods – Non-durable	74,649	—	—	—	492	2,135	—	77,276
Consumer Services	178,850	—	—	—	—	—	—	178,850
Diversified Investment Vehicles, Banking, Finance, Real Estate	29,914	—	—	—	—	—	—	29,914
Education	36,326	—	—	—	—	—	—	36,326
Energy – Electricity	7,231	—	—	—	5,623	4	—	12,858
Healthcare & Pharmaceuticals	435,713	—	—	—	583	1,015	135	437,446
High Tech Industries	290,725	—	—	—	—	1,000	—	291,725
Hotel, Gaming, Leisure, Restaurants	19,317	—	—	—	—	—	—	19,317
Insurance	82,930	—	—	—	—	—	—	82,930
Manufacturing, Capital Equipment	29,798	7,963	—	—	11,850	249	—	49,860
Media – Diversified & Production	35,641	—	—	—	—	—	—	35,641
Retail	31,281	—	—	—	—	—	—	31,281
Telecommunications	—	7,095	—	—	—	—	—	7,095
Transportation – Cargo, Distribution	51,592	—	—	—	—	—	—	51,592
Utilities – Electric	14,606	—	—	—	—	—	—	14,606
Wholesale	46,995	—	—	—	—	798	—	47,793
Total Non-Controlled / Non-Affiliated Investments	$1,896,896	$106,104	$—	$—	$19,085	$9,939	$135	$2,032,159
Non-Controlled / Affiliated Investments
Chemicals, Plastics & Rubber	$—	$—	$—	$—	$—	$78,729	$—	$78,729
Consumer Goods - Durable	4,286	—	—	—	—	1,000	—	5,286
Diversified Investment Vehicles, Banking, Finance, Real Estate	—	—	—	16,998	—	—	—	16,998
Energy – Electricity	—	—	—	—	17,347	393	—	17,740
Energy – Oil & Gas	—	—	—	—	—	12,271	—	12,271
Total Non-Controlled / Affiliated Investments	$4,286	$—	$—	$16,998	$17,347	$92,393	$—	$131,024

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2022

(In thousands, except share data)

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Controlled Investments
Aviation and Consumer Transport	$150,000	$—	$—	$—	$—	$146,500	$—	$296,500
Energy – Oil & Gas	17,838	41	—	—	—	75,554	—	93,433
High Tech Industries	98,944	—	—	—	6,000	—	—	104,944
Transportation – Cargo, Distribution	—	—	—	—	—	60,766	—	60,766
Total Controlled Investments	$266,782	$41	$—	$—	$6,000	$282,820	$—	$555,643
Total	$2,167,964	$106,145	$—	$16,998	$42,432	$385,152	$135	$2,718,826

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2022

(In thousands, except share data)

(35) The following shows the composition of the Company’s portfolio at fair value by control designation, investment type and industry as of September 30, 2022:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total	% of Net Assets
Non-Controlled / Non-Affiliated Investments
Advertising, Printing & Publishing	$43,642	$—	$—	$—	$—	$471	$—	$44,113	4.36%
Aerospace & Defense	24,069	—	—	—	—	—	—	24,069	2.38%
Automotive	58,259	14,235	—	—	—	379	—	72,873	7.21%
Aviation and Consumer Transport	17,204	—	—	—	—	—	—	17,204	1.70%
Beverage, Food & Tobacco	102,916	—	—	—	339	2,327	—	105,582	10.44%
Business Services	204,677	56,774	—	—	89	2,626	—	264,166	26.13%
Chemicals, Plastics & Rubber	22,689	—	—	—	—	—	—	22,689	2.24%
Construction & Building	29,839	—	—	—	—	908	—	30,747	3.04%
Consumer Goods – Durable	20,688	—	—	—	—	504	—	21,192	2.10%
Consumer Goods – Non-durable	74,539	239	—	—	24	1,511	—	76,313	7.55%
Consumer Services	176,890	—	—	—	—	—	—	176,890	17.50%
Diversified Investment Vehicles, Banking, Finance, Real Estate	29,752	—	—	—	—	—	—	29,752	2.94%
Education	33,181	—	—	—	—	—	—	33,181	3.28%
Energy – Electricity	1,712	—	—	—	—	—	—	1,712	0.17%
Healthcare & Pharmaceuticals	434,422	—	—	—	583	4,377	80	439,462	43.47%
High Tech Industries	289,271	—	—	—	—	1,217	—	290,488	28.73%
Hotel, Gaming, Leisure, Restaurants	19,276	—	—	—	—	—	—	19,276	1.91%
Insurance	82,675	—	—	—	—	—	—	82,675	8.18%
Manufacturing, Capital Equipment	29,281	7,533	—	—	9,626	182	—	46,622	4.61%
Media – Diversified & Production	35,366	—	—	—	—	—	—	35,366	3.50%
Retail	31,264	—	—	—	—	—	—	31,264	3.09%
Telecommunications	—	6,629	—	—	—	—	—	6,629	0.66%
Transportation – Cargo, Distribution	51,621	—	—	—	—	—	—	51,621	5.11%
Utilities – Electric	14,588	—	—	—	—	—	—	14,588	1.44%
Wholesale	47,183	—	—	—	—	717	—	47,900	4.74%
Total Non-Controlled / Non-Affiliated Investments	$1,875,004	$85,410	$—	$—	$10,661	$15,219	$80	$1,986,374	196.47%
% of Net Assets	185.45%	8.45%	0.00%	0.00%	1.05%	1.51%	0.01%	196.47%
Non-Controlled / Affiliated Investments
Chemicals, Plastics & Rubber	$—	$—	$—	$—	$—	$40,979	$—	$40,979	4.05%
Consumer Goods – Durable	3,993	—	—	—	—	419	—	4,412	0.44%
Diversified Investment Vehicles, Banking, Finance, Real Estate	—	—	—	8,748	—	—	—	8,748	0.87%
Energy – Electricity	—	—	—	—	4,050	445	—	4,495	0.44%
Energy – Oil & Gas	—	—	—	—	—	195	—	195	0.02%
Total Non-Controlled / Affiliated Investments	$3,993	$—	$—	$8,748	$4,050	$42,038	$—	$58,829	5.82%
% of Net Assets	0.39%	0.00%	0.00%	0.87%	0.40%	4.16%	0.00%	5.82%

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2022

(In thousands, except share data)

Controlled Investments
Aviation and Consumer Transport	$150,000	$—	$—	$—	$—	$115,609	$—	$265,609	26.27%
Energy – Oil & Gas	18,374	40	—	—	—	6,992	—	25,406	2.51%
High Tech Industries	98,829	—	—	—	24,054	—	—	122,883	12.15%
Transportation – Cargo, Distribution	—	—	—	—	—	4,444	—	4,444	0.44%
Total Controlled Investments	$267,203	$40	$—	$—	$24,054	$127,045	$—	$418,342	41.38%
% of Net Assets	26.43%	0.00%	0.00%	0.00%	2.38%	12.57%	0.00%	41.38%
Total	$2,146,200	$85,450	$—	$8,748	$38,765	$184,302	$80	$2,463,545	243.67%
% of Net Assets	212.28%	8.45%	0.00%	0.87%	3.83%	18.23%	0.01%	243.67%

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2022

(In thousands, except share data)

Industry Classification	Percentage of Total Investments (at Fair Value) as of September 30, 2022
Healthcare & Pharmaceuticals	17.8%
High Tech Industries	16.8%
Aviation and Consumer Transport	11.5%
Business Services	10.7%
Consumer Services	7.2%
Beverage, Food & Tobacco	4.3%
Insurance	3.4%
Consumer Goods – Non-durable	3.1%
Automotive	3.0%
Chemicals, Plastics & Rubber	2.6%
Transportation – Cargo, Distribution	2.3%
Wholesale	1.9%
Manufacturing, Capital Equipment	1.9%
Advertising, Printing & Publishing	1.8%
Diversified Investment Vehicles, Banking, Finance, Real Estate	1.6%
Media – Diversified & Production	1.4%
Education	1.3%
Retail	1.3%
Construction & Building	1.2%
Consumer Goods – Durable	1.0%
Energy – Oil & Gas	1.0%
Aerospace & Defense	1.0%
Hotel, Gaming, Leisure, Restaurants	0.8%
Utilities – Electric	0.6%
Telecommunications	0.3%
Energy – Electricity	0.2%
Total Investments	100.0%

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

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

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

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

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

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

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

March 31, 2022

(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (33)	Fair Value (1)(34)
PSI Services, LLC
Lifelong Learner Holdings, LLC	First Lien Secured Debt	L+575, 1.00% Floor	10/19/26	33,975	33,527	32,411	(9)(28)(29)
	First Lien Secured Debt - Revolver	L+575, 1.00% Floor	10/20/25	2,985	2,947	2,865	(9)(21)(23) (28)
					36,474	35,276
Soliant
Soliant Health, Inc.	Common Equity - Membership Interests	N/A	N/A	300 Shares	300	871	(9)
US Legal Support
US Legal Support Investment Holdings, LLC	Common Equity - Series A-1 Units	N/A	N/A	631,972 Shares	632	1,030	(9)(13)
USLS Acquisition, Inc.	First Lien Secured Debt	L+575, 1.00% Floor	12/02/24	24,003	23,781	23,643	(9)(28)
	First Lien Secured Debt - Revolver	L+525, 1.00% Floor	12/02/24	1,286	417	409	(9)(20)(21) (23)(28)
	First Lien Secured Debt - Revolver	P+425	12/02/24	322	319	317	(9)(23)(25)
					25,149	25,399
Wilson Language Training
Owl Acquisition, LLC	First Lien Secured Debt	SOFR+575, 1.00% Floor	02/04/28	9,900	9,707	9,702	(9)(27)
Owl Parent Holdings, LLC	Common Equity - Common Stock	N/A	N/A	100 Shares	100	100	(9)(13)(24)
					9,807	9,802
		Total Business Services			$283,313	$270,237
Chemicals, Plastics & Rubber
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I LLC)
Carbonfree Chemicals Holdings LLC (4)	Common Equity - Common Equity / Interest	N/A	N/A	2,354 Shares	$46,295	$42,117	(3)(13)(16) (24)
Carbonfree Chemicals SA LLC (4)	Common Equity - Class B Units	N/A	N/A	3,152 Shares	32,434	—	(3)(13)(16) (24)
					78,729	42,117
Westfall Technik, Inc.
Westfall Technik, Inc.	First Lien Secured Debt	L+575, 1.00% Floor	09/13/24	15,616	15,482	15,269	(9)(28)
	First Lien Secured Debt	L+625, 1.00% Floor	09/13/24	5,638	5,557	5,542	(9)(28)
	First Lien Secured Debt - Revolver	L+575, 1.00% Floor	09/13/24	2,019	2,002	1,975	(9)(23)(28)
					23,041	22,786
		Total Chemicals, Plastics & Rubber			$101,770	$64,903
Construction & Building
Englert
Gutter Buyer, Inc.	First Lien Secured Debt	L+575, 1.00% Floor	03/06/25	$28,393	$28,097	$28,169	(9)(26)
	First Lien Secured Debt - Revolver	P+475	03/06/24	2,727	2,019	2,013	(9)(20)(21) (23)(25)
Gutter Holdings, LP	Common Equity - Common Stock	N/A	N/A	500 Shares	500	1,226	(9)
		Total Construction & Building			$30,616	$31,408
Consumer Goods – Durable
A&V
A&V Holdings Midco, LLC	First Lien Secured Debt - Revolver	L+450, 1.00% Floor	03/10/25	$1,505	$(80)	$(52)	(8)(21)(23)
KDC
KDC US Holdings	First Lien Secured Debt - Revolver	L+325, 0.00% Floor	12/21/23	6,020	692	620	(20)(21)(23) (26)

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

March 31, 2022

(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (33)	Fair Value (1)(34)
KLO Holdings, LLC
1244311 B.C. Ltd. (4)	First Lien Secured Debt	L+500, 1.00% Floor	09/30/25	2,978	2,978	2,794	(17)(28)
	First Lien Secured Debt	L+500 PIK, 1.00% Floor	09/30/25	1,079	1,079	1,006	(17)(28)
	Common Equity - Common Stock	N/A	N/A	1,000,032 Shares	1,000	976	(2)(13)(17) (24)
GSC Technologies Inc. (4)	First Lien Secured Debt	L+500 Cash plus 5.00% PIK, 1.00% Floor	09/30/25	206	206	192	(17)(28)
					5,263	4,968
Liqui-Box
Liqui-Box Holdings, Inc.	First Lien Secured Debt - Revolver	L+450, 1.00% Floor	02/26/25	2,416	878	889	(20)(21)(23) (28)
	First Lien Secured Debt - Revolver	P+350	02/26/25	1,144	1,137	1,143	(23)(25)
					2,015	2,032
NSi Industries
Wildcat BuyerCo, Inc.	First Lien Secured Debt	L+575, 1.00% Floor	02/27/26	14,660	13,096	13,271	(21)(23)(28)
	First Lien Secured Debt - Revolver	L+575, 1.00% Floor	02/27/26	725	(11)	(13)	(8)(21)(23)
Wildcat Parent LP	Common Equity - Common Stock	N/A	N/A	1,070 Shares	107	180	(13)
					13,192	13,438
Sorenson Holdings, LLC
Sorenson Holdings, LLC	Common Equity - Membership Interests	N/A	N/A	587 Shares	—	325	(10)(13)
		Total Consumer Goods – Durable			$21,082	$21,331
Consumer Goods – Non-durable
3D Protein
Protein For Pets Opco, LLC	First Lien Secured Debt - Revolver	L+500, 1.00% Floor	05/31/24	$2,219	$(25)	$—	(9)(21)(23)
Dan Dee
Project Comfort Buyer, Inc.	First Lien Secured Debt	L+700, 1.00% Floor	02/01/25	24,897	24,548	23,936	(9)(28)
	First Lien Secured Debt - Revolver	L+700, 1.00% Floor	02/01/24	3,462	(38)	(139)	(8)(9)(21) (23)
	Preferred Equity - Preferred Equity	N/A	N/A	461,538 Shares	462	37	(9)(13)
					24,972	23,834
LashCo
Lash OpCo, LLC	First Lien Secured Debt	L+700, 1.00% Floor	03/18/26	44,992	42,582	42,819	(9)(21)(23) (26)
	First Lien Secured Debt - Revolver	L+700, 1.00% Floor	09/18/25	1,612	(48)	(25)	(8)(9)(21) (23)
					42,534	42,794
Paladone
Paladone Group Bidco Limited	First Lien Secured Debt	L+575, 1.00% Floor	11/12/27	7,988	5,974	6,035	(9)(17)(21) (23)(28)
	First Lien Secured Debt - Revolver	L+575, 1.00% Floor	11/12/27	353	(9)	(4)	(8)(9)(17) (21)(23)
	First Lien Secured Debt - Revolver	L+575, 1.00% Floor	11/12/27	1,412	(27)	(12)	(8)(9)(17) (21)(23)
Paladone Group Holdings Limited	Common Equity - Common Stock	N/A	N/A	94,151 Shares	94	119	(9)(13)(17) (24)
					6,032	6,138

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

March 31, 2022

(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (33)	Fair Value (1)(34)
Sequential Brands Group, Inc.
Gainline Galaxy Holdings LLC	Common Equity - Common Stock	N/A	N/A	10,854 Shares	2,041	1,900	(13)(16)(17) (24)
Sequential Avia Holdings LLC	Second Lien Secured Debt	L+500, 1.00% Floor	11/12/26	1,717	1,716	1,717	(17)(29)
Sequential Brands Group, Inc.	Second Lien Secured Debt	8.75%	02/07/24	1,293	—	239	(14)(17)
Swisstech IP CO, LLC	First Lien Secured Debt	6.00% PIK	11/29/24	264	1	264	(17)
					3,758	4,120
		Total Consumer Goods – Non-durable			$77,271	$76,886
Consumer Services
Activ
Activ Software Holdings, LLC	First Lien Secured Debt	L+650, 1.00% Floor	05/04/27	$29,869	$29,359	$29,418	(9)(30)
	First Lien Secured Debt - Revolver	L+625, 1.00% Floor	05/04/27	2,407	(41)	(36)	(8)(9)(21) (23)
					29,318	29,382
Bird
Bird US Opco, LLC	First Lien Secured Debt	L+750, 1.00% Floor	10/12/24	48,549	22,076	22,821	(9)(23)(26)
Clarus Commerce
Marlin DTC-LS Midco 2, LLC	First Lien Secured Debt	L+650, 1.00% Floor	07/01/25	21,632	21,330	21,529	(28)
	First Lien Secured Debt - Revolver	L+600, 1.00% Floor	07/01/25	685	8	(3)	(8)(21)(23)
					21,338	21,526
First Heritage
First Heritage Credit, LLC	First Lien Secured Debt	L+475, 0.00% Floor	08/31/22	26,250	20,992	21,099	(9)(21)(23) (26)
	First Lien Secured Debt - Revolver	L+550, 0.00% Floor	08/31/22	3,750	1,160	1,160	(9)(21)(23) (26)
					22,152	22,259
Go Car Wash
Go Car Wash Management Corp.	First Lien Secured Debt	L+575, 1.00% Floor	12/31/26	11,443	9,269	9,255	(9)(21)(23) (26)
	First Lien Secured Debt - Revolver	L+575, 1.00% Floor	12/31/26	417	(3)	(6)	(8)(9)(21) (23)
					9,266	9,249
Lending Point
LendingPoint LLC	First Lien Secured Debt	L+1050, 1.00% Floor	12/30/25	17,500	13,422	13,515	(9)(21)(23) (28)
	First Lien Secured Debt	L+575, 1.00% Floor	12/30/25	4,167	3,158	3,186	(9)(21)(23) (28)
	First Lien Secured Debt - Revolver	L+575, 1.00% Floor	12/30/25	8,333	8,262	8,318	(9)(23)(28)
					24,842	25,019
Only About Children
Nemo (BC) Bidco Pty Ltd	First Lien Secured Debt	BBSW+675, 1.00% Floor	04/06/24	A$ 7,000	4,953	4,907	(17)(21)(23) (32)
Paper Source
Papershop Holdco Inc.	First Lien Secured Debt	L+700, 1.00% Floor	05/27/26	10,607	10,515	10,395	(9)(28)
	First Lien Secured Debt - Revolver	L+700, 1.00% Floor	05/27/26	3,082	1,498	1,463	(9)(21)(23) (28)
					12,013	11,858

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

March 31, 2022

(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (33)	Fair Value (1)(34)
The Club Company
Eldrickco Limited	First Lien Secured Debt	SON+625, 0.50% Floor	11/26/25	£ 15,027	13,965	14,157	(9)(17)(21) (23)(31)
	First Lien Secured Debt - Revolver	SON+625, 0.50% Floor	11/26/25	£ 356	411	457	(9)(17)(23) (31)
	First Lien Secured Debt - Revolver	SON+625, 0.50% Floor	05/26/25	£ 345	1	(5)	(8)(9)(17) (21)(23)
					14,377	14,609
US Auto
U.S. Auto Finance, Inc.	First Lien Secured Debt	L+525, 1.00% Floor	04/17/24	20,000	9,343	9,202	(9)(21)(23) (28)
	First Lien Secured Debt	L+525, 1.00% Floor	03/31/23	1,000	975	995	(9)(28)
	First Lien Secured Debt - Revolver	L+600, 1.00% Floor	04/17/24	13,333	2,412	2,418	(9)(21)(23) (28)
					12,730	12,615
		Total Consumer Services			$173,065	$174,245
Diversified Investment Vehicles, Banking, Finance, Real Estate
Celink
Compu-Link Corporation	First Lien Secured Debt - Revolver	L+550, 1.00% Floor	06/11/24	$2,273	$(22)	$(3)	(8)(9)(21) (23)
Peer Advisors, LLC	First Lien Secured Debt	L+550, 1.00% Floor	06/11/24	17,386	17,210	17,366	(9)(26)
					17,188	17,363
Flock Financial, LLC
Flock SPV I, LLC	First Lien Secured Debt	L+650, 1.00% Floor	12/31/22	14,667	12,011	11,985	(9)(17)(21) (23)(26)
	First Lien Secured Debt - Revolver	L+650, 1.00% Floor	12/31/22	5,333	1,847	1,861	(9)(17)(21) (23)(26)
					13,858	13,846
Golden Bear
Golden Bear 2016-R, LLC (4)	Structured Products and Other - Membership Interests	N/A	09/20/42	N/A	16,998	10,038	(3)(17)
Purchasing Power, LLC
Purchasing Power Funding I, LLC	First Lien Secured Debt - Revolver	L+650, 0.00% Floor	01/24/24	9,113	1,142	1,142	(9)(21)(23) (26)
Spectrum Automotive
Shelby 2021 Holdings Corp.	First Lien Secured Debt	L+575, 0.75% Floor	06/29/28	14,490	12,288	12,329	(9)(21)(23) (28)
	First Lien Secured Debt - Revolver	L+575, 0.75% Floor	06/29/27	420	(6)	(4)	(8)(9)(21) (23)
					12,282	12,325
Ten-X, LLC
Ten-X, LLC	First Lien Secured Debt - Revolver	L+325, 0.00% Floor	09/29/22	4,680	(43)	(73)	(8)(21)(23)
	Total Diversified Investment Vehicles, Banking, Finance, Real Estate				$61,425	$54,641
Education
NFA Group
SSCP Spring Bidco Limited	First Lien Secured Debt	SON+600, 0.50% Floor	07/30/25	£ 30,000	$36,322	$39,059	(9)(17)(31)
		Total Education			$36,322	$39,059

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

March 31, 2022

(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (33)	Fair Value (1)(34)
Energy – Electricity
Renew Financial LLC (f/k/a Renewable Funding, LLC)
AIC SPV Holdings II, LLC (4)	Preferred Equity - Preferred Stock	N/A	N/A	142 Shares	$534	$355	(15)(17)(24)
Renew Financial LLC (f/k/a Renewable Funding, LLC) (4)	Preferred Equity - Series E Preferred Stock	N/A	N/A	441,576 Shares	1,902	4,988	(13)(17)(24)
	Preferred Equity - Series B Preferred Stock	N/A	N/A	1,505,868 Shares	8,343	—	(13)(24)
	Preferred Equity - Series D Preferred Stock	N/A	N/A	436,689 Shares	5,568	—	(13)(24)
Renew JV LLC (4)	Common Equity - Membership Interests	N/A	N/A	465,750 Shares	466	613	(13)(17)(24)
					16,813	5,956
Solarplicity Group Limited (f/k/a AMP Solar UK)
Solarplicity UK Holdings Limited	First Lien Secured Debt	4.00%	03/08/23	£ 5,562	7,230	1,874	(14)(17)
	Preferred Equity - Preferred Stock	N/A	N/A	4,286 Shares	5,623	—	(2)(13)(17)
	Common Equity - Ordinary Shares	N/A	N/A	2,825 Shares	4	—	(2)(13)(17)
					12,857	1,874
		Total Energy – Electricity			$29,670	$7,830
Energy – Oil & Gas
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.)
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.) (5)	Second Lien Secured Debt	10.00% PIK	03/31/23	$8,323	$7,458	$6,204	(14)
	Common Equity - Common Stock	N/A	N/A	10,000,000 Shares	30,078	—	(13)(24)
					37,536	6,204
Pelican
Pelican Energy, LLC (4)	Common Equity - Membership Interests	N/A	N/A	1,444 Shares	13,063	630	(13)(16)(17) (24)
Spotted Hawk
SHD Oil & Gas, LLC (5)	First Lien Secured Debt - Tranche C Note	12.00%	06/30/22	24,728	24,728	25,470
	Common Equity - Series C Units	N/A	N/A	50,952,525 Shares	44,067	4,652	(13)(16)(24)
	Common Equity - Series A Units	N/A	N/A	7,600,000 Shares	1,411	—	(13)(16)(24)
					70,206	30,122
		Total Energy – Oil & Gas			$120,805	$36,956
Environmental Industries
Ortega National Parks
Ortega National Parks, LLC	First Lien Secured Debt	L+500, 1.00% Floor	10/31/26	$14,497	$8,156	$8,235	(9)(21)(23) (29)
	First Lien Secured Debt - Revolver	L+500, 1.00% Floor	10/31/26	2,049	(27)	(9)	(8)(9)(21) (23)
		Total Environmental Industries			$8,129	$8,226
Healthcare & Pharmaceuticals
83bar
83Bar, Inc.	First Lien Secured Debt	L+575, 1.50% Floor	07/02/26	$5,000	$4,978	$4,975	(9)(26)
Akoya
Akoya Biosciences, Inc.	First Lien Secured Debt	L+635, 1.50% Floor	10/27/25	9,750	9,772	9,771	(9)(26)

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

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

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

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

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

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

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

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

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

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

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

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

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

March 31, 2022

(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (33)	Fair Value (1)(34)
Retail
IPS
SI Holdings, Inc.	First Lien Secured Debt	L+600, 1.00% Floor	07/25/25	$31,005	$30,645	$30,780	(9)(26)
	First Lien Secured Debt - Revolver	L+600, 1.00% Floor	07/25/24	3,413	395	404	(9)(21)(23) (26)
		Total Retail			$31,040	$31,184
Telecommunications
Securus Technologies Holdings, Inc.
Securus Technologies Holdings, Inc.	Second Lien Secured Debt	L+825, 1.00% Floor	11/01/25	$7,128	$7,119	$6,843	(28)
		Total Telecommunications			$7,119	$6,843
Transportation – Cargo, Distribution
Beacon Mobility
Beacon Mobility Corp.	First Lien Secured Debt	L+550, 1.00% Floor	05/22/24	$28,266	$13,227	$13,429	(9)(21)(23) (28)
	First Lien Secured Debt - Revolver	P+450	05/22/24	4,145	597	635	(9)(20)(21) (23)(25)
	First Lien Secured Debt - Revolver	L+400, 0.00% Floor	05/22/24	50,000	—	—	(9)(22)(23)
					13,824	14,064
Dynamic Product Tankers (Prime), LLC
Dynamic Product Tankers, LLC (5)	Common Equity - Class A Units	N/A	N/A	N/A	44,432	3,110	(13)(17)(19) (24)
Heniff and Superior
Heniff Holdco, LLC	First Lien Secured Debt	L+575, 1.00% Floor	12/03/26	30,453	30,019	29,582	(9)(26)
	First Lien Secured Debt - Revolver	L+575, 1.00% Floor	12/03/24	3,925	1,331	1,295	(9)(20)(21) (23)(26)
					31,350	30,877
MSEA Tankers LLC
MSEA Tankers LLC (5)	Common Equity - Class A Units	N/A	N/A	N/A	50,258	34,274	(17)(18)(24)
		Total Transportation – Cargo, Distribution			$139,864	$82,325
Wholesale
Banner Solutions
Banner Buyer, LLC	First Lien Secured Debt	L+575, 1.00% Floor	10/31/25	$17,751	$15,111	$15,171	(9)(21)(23) (26)
	First Lien Secured Debt - Revolver	L+575, 1.00% Floor	10/31/25	1,935	623	631	(9)(21)(23) (26)
Banner Parent Holdings, Inc.	Common Equity - Common Stock	N/A	N/A	6,125 Shares	613	539	(9)(13)
					16,347	16,341
Thomas Scientific
BSP-TS, LP	Common Equity - Common Stock	N/A	N/A	185 Shares	185	190	(9)(13)(24)
Thomas Scientific, LLC	First Lien Secured Debt	L+625, 1.00% Floor	12/14/27	31,785	26,056	26,283	(9)(21)(23) (29)
	First Lien Secured Debt - Revolver	L+625, 1.00% Floor	12/14/27	2,963	(56)	(30)	(8)(9)(21) (23)
					26,185	26,443
		Total Wholesale			$42,532	$42,784
Total Investments					$2,745,829	$2,523,173	(6)(7)

(1)
Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (See Note 2 to the financial statements).
(2)
Preferred and ordinary shares in Solarplicity UK Holdings Limited are GBP denominated equity investments. Common shares in 1244311 B.C. Ltd. are CAD denominated equity investments.

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

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
(4)
Denotes investments in which we are an “Affiliated Person,” as defined in the 1940 Act, due to holding the power to vote or owning 5% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of March 31, 2021 and March 31, 2022 along with transactions during the year ended March 31, 2022 in these affiliated investments are as follows:

Name of Issuer	Fair Value at March 31, 2021	Gross Additions ●	Gross Reductions ■	Net Change in Unrealized Gains (Losses)	Fair Value at March 31, 2022	Net Realized Gains (Losses)	Interest/ Dividend/ Other Income
1244311 B.C. Ltd., Common Stock	$1,719	$—	$—	$(743)	$976	$—	$—
1244311 B.C. Ltd., Term Loan	3,822	63	(15)	(70)	3,800	—	245
9357-5991 Quebec Inc., Term Loan	—	—	(215)	—	—	215	—
AIC SPV Holdings II, LLC, Preferred Equity	498	—	—	(143)	355	—	109
Carbonfree Chemicals Holdings LLC, Common Stock	25,424	904	—	15,789	42,117	—	—
Carbonfree Chemicals SA LLC, Class B Units	—	—	—	—	—	—	—
Golden Bear 2016-R, LLC, Membership Interests	11,289	186	—	(1,437)	10,038	—	1,181
GSC Technologies Inc., Term Loan	—	221	(15)	(14)	192	—	16
KLO Acquisition LLC, Term Loan	—	—	(327)	1	—	326	—
Pelican Energy, LLC, Common Stock	2,170	—	(3,701)	2,161	630	—	—
Renew Financial LLC (f/k/a Renewable Funding, LLC), Series B Preferred Stock	42	—	—	(42)	—	—	—
Renew Financial LLC (f/k/a Renewable Funding, LLC), Series D Preferred Stock	28	—	—	(28)	—	—	—
Renew Financial LLC (f/k/a Renewable Funding, LLC), Series E Preferred Stock	5,106	—	—	(118)	4,988	—	—
Renew JV LLC, Membership Interests	776	—	(205)	42	613	—	—
	$50,874	$1,374	$(4,478)	$15,398	$63,709	$541	$1,551

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

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

Name of Issuer	Fair Value at March 31, 2021	Gross Additions ●	Gross Reductions ■	Net Change in Unrealized Gains (Losses)	Fair Value at March 31, 2022	Net Realized Gains (Losses)	Interest/ Dividend/ Other Income
Majority Owned Company
ChyronHego Corporation, Preferred Equity	$6,151	$—	$—	$9,402	$15,553	$—	$—
ChyronHego Corporation, Revolver	2,226	4,750	—	100	7,076	—	316
ChyronHego Corporation, Term Loan	81,676	5,230	(205)	268	86,969	—	6,692
Dynamic Product Tankers, LLC, Common Stock	25,528	—	(5,374)	(17,044)	3,110	—	—
Dynamic Product Tankers, LLC, Unsecured Term Loan	22,000	—	(22,000)	—	—	—	959
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.), Common Stock	—	—	—	—	—	—	—
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.), Term Loan	8,111	—	(8,542)	27,561	6,204	(20,926)	—
Merx Aviation Finance, LLC, Letter of Credit	—	—	—	—	—	—	—
Merx Aviation Finance, LLC, Membership Interests	125,061	—	(84,500)	(17,052)	23,509	—	—
Merx Aviation Finance, LLC, Revolver	190,500	89,500	(5,000)	—	275,000	—	25,419
MSEA Tankers LLC, Class A Units	57,028	—	(7,403)	(15,351)	34,274		2,059
Controlled Company				—
SHD Oil & Gas, LLC, Series C Units	—	44,065	—	(39,413)	4,652	—	—
SHD Oil & Gas, LLC, Series A Units	—	—	—	—	—	—	—
SHD Oil & Gas, LLC, Tranche A Note	9,899	—	(44,065)	34,159	—	7
SHD Oil & Gas, LLC, Tranche B Note	—	—	—	44,380	—	(44,380)	—
SHD Oil & Gas, LLC, Tranche C Note	25,470	—	—	—	25,470	—	3,009
	$553,650	$143,545	$(177,089)	$27,010	$481,817	$(65,299)	$38,454

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

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

March 31, 2022

(In thousands, except share data)

(6)
Aggregate gross unrealized gain and loss for federal income tax purposes is $58,579 and $303,980, respectively. Net unrealized loss is $245,401 based on a tax cost of $2,798,608.
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
(11)
The maturity date for this investment was November 15, 2021. The investment is expected to be paid down in a series of payments subsequent to the stated maturity date.
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
(16)
AIC Spotted Hawk Holdings, LLC, AIC SHD Holdings, LLC, AIC Pelican Holdings, LLC, AP Surf Investments, LLC and AIC SB Holdings LLC are wholly-owned special purpose vehicles which only hold investments of the underlying portfolio companies and have no other significant assets or liabilities. AIC Spotted Hawk Holdings, LLC holds equity and debt investments in SHD Oil & Gas, LLC. AIC SHD Holdings LLC holds equity investments in SHD Oil & Gas, LLC. and equity investments in both Carbonfree Chemicals Holdings, LLC and Carbonfree Chemicals SA, LLC. AIC Pelican Holdings, LLC holds an equity investment in Pelican Energy, LLC. AP Surf Investments, LLC holds equity investments in Surf Opco, LLC. AIC SB Holdings LLC holds equity investments in Gainline Galaxy Holdngs LLC.
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
(18)
As of March 31, 2022, MSEA Tankers, LLC had various classes of limited liability interests outstanding of which the Company holds Class A-1 and Class A-2 units which are identical except that Class A-1 unit is voting and Class A-2 unit is non-voting. The units entitle the Company to appoint two out of three managers to the board of managers.
(19)
As of March 31, 2022, Dynamic Product Tankers, LLC had various classes of limited liability interests outstanding of which the Company holds Class A-1 and Class A-3 units which are identical except that Class A-1 unit is voting and Class A-3 unit is non-voting. The units entitle the Company to appoint three out of five managers to the board of managers.
(20)
As of March 31, 2022, there were letters of credit issued and outstanding through the Company under this first lien senior secured revolving loan.
(21)
The undrawn portion of these committed revolvers and delayed draw term loans includes a commitment and unused fee rate.
(22)
A letter of credit associated with this investment has been issued through the Company’s Senior Secured Facility. In the event of draw of funds the related funding would be pro-rated for all existing lenders in the investment.

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

March 31, 2022

(In thousands, except share data)

(23)
As of March 31, 2022, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 8 to the financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

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

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

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

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

March 31, 2022

(In thousands, except share data)

(24)
Securities that are exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2022, the aggregate fair value of these securities is $135,545 or 13.50% of the Company's net assets. The acquisition dates of the restricted securities are as follows:

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

(25)
The interest rate on these loans is subject to Prime, which as of March 31, 2022 was 3.50%
(26)
The interest rate on these loans is subject to 1 month LIBOR, which as of March 31, 2022 was 0.45%
(27)
The interest rate on these loans is subject to SOFR, which as of March 31, 2022 was 0.29%
(28)
The interest rate on these loans is subject to 3 months LIBOR, which as of March 31, 2022 was 0.96%
(29)
The interest rate on these loans is subject to 6 months LIBOR, which as of March 31, 2022 was 1.47%
(30)
The interest rate on these loans is subject to 12 months LIBOR, which as of March 31, 2022 was 2.10%
(31)
The interest rate on these loans is subject to SONIA, which as of March 31, 2022 was 0.69%
(32)
The interest rate on these loans is subject to 6 months BBSW, which as of March 31, 2022 was 0.71%

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

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

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

Note 1. Organization

MidCap Financial Investment Corporation (the “Company,” “MFIC,” “we,” “us,” or “our”), a Maryland corporation incorporated on February 2, 2004, is a closed-end, externally managed, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We commenced operations on April 8, 2004 receiving net proceeds of $870,000 from our initial public offering by selling 62 million shares of common stock at a price of $15.00 per share (20.7 million shares at a price of $45.00 per share adjusted for the one-for-three reverse stock split). Since then, and through September 30, 2022, we have raised approximately $2,240,067 in net proceeds from additional offerings of common stock and repurchased common stock for $245,810.

On August 1, 2022, the Company changed its name from "Apollo Investment Corporation" to "MidCap Financial Investment Corporation". Our common stock began to trade under the ticker “MFIC” on the NASDAQ Global Stock Market on August 12, 2022.

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

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

Cash and cash equivalents are carried at cost which approximates fair value. Cash equivalents held as of September 30, 2022 was $60,281. Cash equivalents held as of March 31, 2022 was $30,033.

Collateral on Option Contracts

Collateral on option contracts represents restricted cash held by our counterparty as collateral against our derivative instruments until such contracts mature or are settled upon per agreement of buyer and seller of the contract. In accordance with ASC 230, Statement of Cash Flows, the Statements of Cash Flows outline the changes in cash, including both restricted and unrestricted cash, cash equivalents and foreign currencies. As of September 30, 2022 and March 31, 2022 the Company did not hold any derivative contracts.

MIDCAP FINANCIAL INVESTMENT CORPORATION

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

(In thousands, except share and per share data)

Investment Valuation Process

The Board has designated the Investment Adviser as its "valuation designee" pursuant to Rule 2a-5 under the 1940 Act, and in that role the Investment Adviser is responsible for performing fair value determinations relating to all of the Company's investments, including periodically assessing and managing any material valuation risks and establishing and applying fair value methodologies, in accordance with valuation policies and procedures that have been approved by the Company's Board of Directors (the "Board"). Even though the Company's Board of Directors designated the Company's Investment Adviser as "valuation designee," the Company's Board of Directors continues to be responsible for overseeing the processes for determining fair valuation.

Under the fund's valuation policies and procedures, the Investment Adviser values investments, including certain secured debt, unsecured debt and other debt securities with maturities greater than 60 days, for which market quotations are readily available, at such market quotations (unless they are deemed not to represent fair value). We attempt to obtain market quotations from at least two brokers or dealers (if available, otherwise from a principal market maker, primary market dealer or other independent pricing service). We utilize mid-market pricing as a practical expedient for fair value unless a different point within the range is more representative. If and when market quotations are unavailable or are deemed not to represent fair value, we typically utilize independent third party valuation firms to assist us in determining fair value. Accordingly, such investments go through our multi-step valuation process as described below. In each case, our independent third party valuation firms consider observable market inputs together with significant unobservable inputs in arriving at their valuation recommendations for such investments. Investments purchased within the quarter before the valuation date and debt investments with remaining maturities of 60 days or less may each be valued at cost with interest accrued or discount accreted/premium amortized to the date of maturity (although they are typically valued at available market quotations), unless such valuation, in the judgment of our Investment Adviser, does not represent fair value. In this case such investments shall be valued at fair value as determined in good faith by or under the direction of the Investment Adviser including using market quotations where available. Investments that are not publicly traded or whose market quotations are not readily available are valued at fair value as determined in good faith by or under the direction of the Investment Adviser. Such determination of fair values may involve subjective judgments and estimates.

With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value, our Investment Adviser undertakes a multi-step valuation process each quarter, as described below:

1.
Our quarterly valuation process begins with each portfolio company or investment being initially valued by using certain inputs provided, among others, the investment professionals of our Investment Adviser who are responsible for the portfolio investment.
2.
Preliminary valuation conclusions are then documented and discussed with senior management of our Investment Adviser.
3.
Independent valuation firms are engaged by our Board of Directors to conduct independent appraisals by reviewing our Investment Adviser’s preliminary valuations and then making their own independent assessment.
4.
The Investment Adviser discusses valuations and determines in good faith the fair value of each investment in our portfolio based on the input of the applicable independent valuation firm.
5.
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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

(In thousands, except share and per share data)

Investments determined by these valuation procedures which have a fair value of less than $1 million during the prior fiscal quarter may be valued based on inputs identified by the Investment Adviser without the necessity of obtaining valuation from an independent valuation firm, if once annually an independent valuation firm using the procedures described herein provides an independent assessment of value. Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. During the three months ended September 30, 2022, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

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

As of September 30, 2022 and March 31, 2022, the Company did not hold any derivative contracts.

Offsetting Assets and Liabilities

The Company has elected not to offset cash collateral against the fair value of derivative contracts. The fair values of these derivatives are presented on a gross basis, even when derivatives are subject to master netting agreements.

As of September 30, 2022 and March 31, 2022, the Company did not hold any derivative contracts.

MIDCAP FINANCIAL INVESTMENT CORPORATION

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

(In thousands, except share and per share data)

Share Repurchases

In connection with the Company’s share repurchase program, the cost of shares repurchased is charged to net assets on the trade date.

Federal and State Income Taxes

We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must (among other requirements) meet certain source-of-income and asset diversification requirements and timely distribute to its stockholders at least 90% of its investment company taxable income as defined by the Code, for each year. The Company (among other requirements) has made and intends to continue to make the requisite distributions to its stockholders, which will generally relieve the Company from corporate-level income taxes. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to stockholders through September 30, 2022 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ending March 31, 2023. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividend and distributions and other permanent book and tax difference are reclassified to paid-in capital.

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

(In thousands, except share and per share data)

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the financial statements. As of September 30, 2022, there were no uncertain tax positions and no amounts accrued for interest or penalties. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal.

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

(In thousands, except share and per share data)

Base Management Fee

For the period from April 1, 2018 to December 31, 2022, the base management fee is calculated initially at an annual rate of 1.50% (0.375% per quarter) of the lesser of (i) the average of the value of the Company’s gross assets, net of average of any payable for investments (excluding cash or cash equivalents but including other assets purchased with borrowed amounts) at the end of each of the two most recently completed calendar quarters and (ii) the average monthly value (measured as of the last day of each month) of the Company’s gross assets (excluding cash or cash equivalents but including other assets purchased with borrowed amounts) during the most recently completed calendar quarter; provided, however, in each case, the base management fee is calculated at an annual rate of 1.00% (0.250% per quarter) of the average of the value of the Company’s gross assets (excluding cash or cash equivalents but including other assets purchased with borrowed amounts) that exceeds the product of (A) 200% and (B) the value of the Company’s net asset value at the end of the prior calendar quarter. The base management fee will be payable quarterly in arrears. The value of the Company’s gross assets shall be calculated in accordance with the Company's valuation policies.

Beginning on January 1, 2023, the base management fee will be calculated at an annual rate of 1.75% (0.4375% per quarter) of the Company's net asset value as of the final business day of the prior calendar quarter; provided, however, that the base management fee shall not be greater than 1.50% (0.375% per quarter) of the lesser of (i) the average of the value of the Company's gross assets (excluding cash or cash equivalents but including other assets purchased with borrowed amounts) at the end of each of the two most recently completed calendar quarters and (ii) the average monthly value (measured as of the last day of each month) of the Company's gross assets (excluding cash or cash equivalents but including other assets purchased with borrowed amounts) during the most recently completed calendar quarter. The base management fee will be payable quarterly in arrears. The value of the Company's gross assets shall be calculated in accordance with the Company's valuation policies.

Performance-based Incentive Fee

The incentive fee (the “Incentive Fee”) consists of two components that are determined independent of each other, with the result that one component may be payable even if the other is not. A portion of the Incentive Fee is based on income and a portion is based on capital gains, each as described below:

A. Incentive Fee based on Income

(i) Incentive Fee on Pre-Incentive Fee Net Income - (January 1, 2019 - December 31, 2022)

For the period from January 1, 2019 to December 31, 2022, the incentive fee on pre-incentive fee net investment income will be determined and paid quarterly in arrears by calculating the amount by which (x) the aggregate amount of the pre-incentive fee net investment income with respect of the current calendar quarter and each of the eleven preceding calendar quarters beginning with the calendar quarter that commences on or after April 1, 2018 (the “trailing twelve quarters”) exceeds (y) the preferred return amount in respect of the trailing twelve quarters.

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

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

(ii) Incentive Fee on Pre-Incentive Fee Net Income - effective January 1, 2023

Beginning on January 1, 2023, the Incentive Fee on pre-incentive fee net investment income will be determined and paid quarterly in arrears by calculating the amount by which (x) the aggregate amount of the pre-incentive fee net investment income with respect of the current calendar quarter and each of the eleven preceding calendar quarters (in either case, the “Trailing Twelve Quarters”) exceeds (y) the preferred return amount in respect of the Trailing Twelve Quarters; provided, however, that the pre-incentive fee net investment income in respect of the current calendar quarter exceeds the multiple of (A) 1.75% and (B) the Company's net asset value at the beginning of such calendar quarter. For the purposes of the Incentive Fee calculations, each calendar quarter comprising the relevant Trailing Twelve Quarters that commenced prior to January 1, 2023 shall be known as a “Legacy Fee Quarter” while a calendar quarter that commenced on or after January 1, 2023 shall be known as a “Current Fee Quarter.”

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

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

(2) 100% of our pre-incentive fee net investment income for the Trailing Twelve Quarters, if any, that exceeds the preferred return amount but is less than or equal to the catch-up amount, which shall be the sum of (i) the product of 2.1875% multiplied by the Company's net asset value at the beginning of each applicable Legacy Fee Quarter included in the relevant Trailing Twelve Quarters and (ii) the product of 2.1212% multiplied by the Company's net asset value at the beginning of each applicable Current Fee Quarter included in the relevant Trailing Twelve Quarters.

(3) for any quarter in which the Company’s pre-incentive fee net investment income for the Trailing Twelve Quarters exceeds the catch-up amount, the incentive fee shall equal 17.50% of the amount of the Company’s pre-incentive fee net investment income for such Trailing Twelve Quarters, provided, however, that the incentive fee on income for any quarter shall not be greater than 17.50% of the amount of the Company's current quarter’s pre-incentive fee net investment income.

The Incentive Fee on Income as calculated is subject to the Incentive Fee Cap. The Incentive Fee Cap in any quarter is an amount equal to (a) 20% of the Cumulative Pre-Incentive Fee Net Return (as defined below) during the relevant Legacy Fee Quarters included in the relevant Trailing Twelve Quarters and 17.50% of the Cumulative Pre-Incentive Fee Net Return during the relevant Current Fee Quarters included in the relevant Trailing Twelve Quarters less (b) the aggregate Incentive Fees on Income that were paid to the Investment Adviser (excluding waivers, if any) in the preceding eleven calendar quarters (or portion thereof) comprising the relevant Trailing Twelve Quarters.

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

B. Incentive Fee Based on Cumulative Net Realized Gains

Prior to January 1, 2023, the Incentive Fee on Capital Gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory management agreement). This fee shall equal 20.0% of the sum of the Company’s realized capital gains on a cumulative basis, calculated as of the end of each calendar year (or upon termination of investment advisory management agreement), computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any Incentive Fees on Capital Gains previously paid to the Investment Adviser. The aggregate unrealized capital depreciation of the Company shall be calculated as the sum of the differences, if negative, between (a) the valuation of each investment in the Company’s portfolio as of the applicable calculation date and (b) the accreted or amortized cost basis of such investment.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

(In thousands, except share and per share data)

Beginning on January 1, 2023, the Incentive Fee on Capital Gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory management agreement). This fee shall equal 17.50% of the sum of the Company’s realized capital gains on a cumulative basis, calculated as of the end of each calendar year (or upon termination of investment advisory management agreement), computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any Incentive Fees on Capital Gains previously paid to the Investment Adviser. The aggregate unrealized capital depreciation of the Company shall be calculated as the sum of the differences, if negative, between (a) the valuation of each investment in the Company’s portfolio as of the applicable calculation date and (b) the accreted or amortized cost basis of such investment.

For accounting purposes only, we are required under GAAP to accrue a theoretical capital gains incentive fee based upon net realized capital gains and unrealized capital gain and loss on investments held at the end of each period. The accrual of this theoretical capital gains incentive fee assumes all unrealized capital gain and loss is realized in order to reflect a theoretical capital gains incentive fee that would be payable to the Investment Adviser at each measurement date. There was no accrual for theoretical capital gains incentive fee for the three and six months ended September 30, 2022 and 2021. It should be noted that a fee so calculated and accrued would not be payable under the Investment Advisers Act of 1940 (the “Advisers Act”) or the investment advisory management agreement, and would not be paid based upon such computation of capital gains incentive fees in subsequent periods. Amounts actually paid to the Investment Adviser will be consistent with the Advisers Act and formula reflected in the investment advisory management agreement which specifically excludes consideration of unrealized capital gain.

For the three and six months ended September 30, 2022, the Company recognized $8,914 and $17,863, respectively, of management fees, and $3,976 and $5,373, respectively, of incentive fees before impact of waived fees. For the three and six months ended September 30, 2021, the Company recognized $9,158 and $17,972 respectively, of management fees, and $5,271 and $5,271, respectively of incentive fees before impact of waived fees. For the three and six months ended September 30, 2022 and 2021, no management fees and no incentive fees were waived.

As of September 30, 2022 and March 31, 2022, management and performance-based incentive fees payable were $12,803 and $9,912, respectively.

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

For the three and six months ended September 30, 2022, management fee offset was $87 and $162, respectively. For the three and six months ended September 30, 2021, the performance-based incentive fee offset was $147 & $147.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

(In thousands, except share and per share data)

Administration Agreement with AIA

The Company has also entered into an administration agreement with the Administrator (the “Administration Agreement”) under which AIA provides administrative services for the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator and requested to be reimbursed by the Administrator in performing its obligations under the Administration Agreement. The expenses include rent and the Company’s allocable portion of compensation and other related expenses for its Chief Financial Officer, Chief Legal Officer and Chief Compliance Officer and their respective staffs. For the three and six months ended September 30, 2022, the Company recognized administrative services expense under the Administration Agreement of $1,301 and $2,587, respectively. For the three and six months ended September 30, 2021, the Company recognized administrative services expense under the Administration Agreement of $1,715 and $2,985, respectively. There was no payable to AIA and its affiliates for expenses paid on our behalf as of September 30, 2022 and March 31, 2022.

Administrative Service Expense Reimbursement

Merx Aviation Finance, LLC (“Merx”), a wholly-owned portfolio company of the Company, has entered into an administration agreement with the Administrator (the “Merx Administration Agreement”) under which AIA provides administrative services to Merx and several Merx managed entities. For the three and six months ended September 30, 2022, the Company recognized administrative service expense reimbursements of $75 and $150, respectively, under the Merx Administration Agreement. For the three and six months ended September 30, 2021, the Company recognized administrative service expense reimbursements of $75 and $150, respectively.

Debt Expense Reimbursements

The Company has also entered into debt expense reimbursement agreements with Merx and several other portfolio companies, which will reimburse the Company for reasonable out-of-pocket expenses incurred, including any interest, fees or other amounts incurred by the Company in connection with letters of credit issued on their behalf. For the three and six months ended September 30, 2022, the Company recognized debt expense reimbursements of $184 and $338, respectively, under the debt expense reimbursement agreements. For the three and six months ended September 30, 2021, the Company recognized debt expense reimbursements of $1 and $2, respectively, under the debt expense reimbursement agreements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

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

As of September 30, 2022, the Company’s co-investment holdings were 73% of the portfolio or $1,804,569, measured at fair value. On a cost basis, 67% of the portfolio or $1,819,401 were co-investments. As of March 31, 2022, the Company’s co-investment holdings were 71% of the portfolio or $1,783,052, measured at fair value. On a cost basis, 65% of the portfolio or $1,780,779 were co-investments.

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

On September 1, 2022, $110,700 of the Merx first lien secured revolver held by the Company was converted into common equity. The balance of the Merx revolver as of September 30, 2022 was $150,000.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

(In thousands, except share and per share data)

Note 4. Earnings Per Share

The following table sets forth the computation of earnings (loss) per share (“EPS”), pursuant to ASC 260-10, for the three and six months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Basic Earnings Per Share
Net increase (decrease) in net assets resulting from operations	$15,993	$25,441	$21,653	$57,584
Weighted average shares outstanding	64,737,122	65,031,131	64,150,905	65,115,530
Basic earnings (loss) per share	$0.25	$0.39	$0.34	$0.88

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

(In thousands, except share and per share data)
Note 5. Investments

Fair Value Measurement and Disclosures

The following table shows the composition of our investment portfolio as of September 30, 2022, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$2,167,964	$2,146,200	$—	$—	$2,146,200
Second Lien Secured Debt	106,145	85,450	—	—	85,450
Structured Products and Other	16,998	8,748	—	—	8,748
Preferred Equity	42,432	38,765	—	—	38,765
Common Equity/Interests	385,152	184,302	1,033	323	182,946
Warrants	135	80	—	—	80
Total Investments	$2,718,826	$2,463,545	$1,033	$323	$2,462,189

The following table shows the composition of our investments portfolio as of March 31, 2022, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$2,261,481	$2,259,506	$—	$—	$2,259,506
Second Lien Secured Debt	116,073	97,844	—	—	97,844
Structured Products and Other	16,998	10,038	—	—	10,038
Preferred Equity	41,152	30,162	—	—	30,162
Common Equity/Interests	309,990	125,524	1,230	—	124,294
Warrants	135	99	—	—	99
Total Investments	$2,745,829	$2,523,173	$1,230	$—	$2,521,943

The following table shows changes in the fair value of our Level 3 investments during the three months ended September 30, 2022:

	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/ Interests	Warrants	Total
Fair value as of June 30, 2022	$2,297,105	$93,910	$—	$8,957	$30,953	$102,186	$98	$2,533,209
Net realized gains (losses)	(462)	—	—	—	—	—	—	(462)
Net change in unrealized gains (losses)	(7,670)	(5,070)	—	(209)	6,562	(3,569)	(18)	(9,974)
Net amortization on investments	3,244	2,775	—	—	—	—	—	6,019
Purchases, including capitalized PIK (3)	113,223	62	—	—	1,250	110,846	—	225,381
Sales (3)	(273,908)	(6,227)	—	—	—	(26,517)	—	(306,652)
Transfers out of Level 3 (1)	—	—	—	—	—	—	—	—
Transfers into Level 3 (1)	14,668	—	—	—	—	—	—	14,668
Fair value as of September 30, 2022	$2,146,200	$85,450	$—	$8,748	$38,765	$182,946	$80	$2,462,189

Net change in unrealized gains (losses) on Level 3 investments still held as of September 30,2022	$(7,816)	$(4,214)	$—	$(208)	$6,561	$(3,569)	$(18)	$(9,264)

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

(In thousands, except share and per share data)

The following table shows changes in the fair value of our Level 3 investments during the six months ended September 30, 2022:

	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/ Interests	Warrants	Total
Fair value as of March 31, 2022	$2,259,506	$97,844	$—	$10,038	$30,162	$124,294	$99	$2,521,943
Net realized gains (losses)	(624)	(27)	—	—	—	503	—	(148)
Net change in unrealized gains (losses)	(19,485)	(2,464)	—	(1,290)	7,323	(16,157)	(19)	(32,092)
Net amortization on investments	7,249	2,832	—	—	—	—	—	10,081
Purchases, including capitalized PIK (3)	328,031	203	—	—	1,280	135,971	—	465,485
Sales (3)	(444,519)	(11,221)	—	—	—	(61,313)	—	(517,053)
Transfers out of Level 3 (1)	(344)	(1,717)	—	—	—	(352)	—	(2,413)
Transfers into Level 3 (1)	16,386	—	—	—	—	—	—	16,386
Fair value as of September 30, 2022	$2,146,200	$85,450	$—	$8,748	$38,765	$182,946	$80	$2,462,189

Net change in unrealized gains (losses) on Level 3 investments still held as of September,30,2022	$(19,913)	$(3,705)	$—	$(1,290)	$7,323	$(16,043)	$(19)	$(33,647)

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
(2)
Includes unfunded commitments measured at fair value of $(4,563).
(3)
Includes reorganizations and restructuring of investments.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

(In thousands, except share and per share data)

The following table shows changes in the fair value of our Level 3 investments during the three months ended September 30, 2021:

	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/ Interests	Warrants	Total
Fair value as of June 30, 2021	$2,000,093	$175,938	$22,000	$11,675	$22,279	$247,787	$1,851	$2,481,623
Net realized gains (losses)	(42,724)	(19,805)	—	—	—	—	—	(62,529)
Net change in unrealized gains (losses)	76,199	23,643	—	(906)	175	(34,602)	(94)	64,415
Net amortization on investments	2,592	334	—	—	—	—	—	2,926
Purchases, including capitalized PIK (3)	374,815	—	—	25	449	44,312	—	419,601
Sales (3)	(174,594)	(34,959)	—	—	—	(84,586)	—	(294,139)
Transfers out of Level 3 (1)	—	—	—	—	—	—	—	—
Transfers into Level 3 (1)	—	—	—	—	—	—	—	—
Fair value as of September 30, 2021	$2,236,381	$145,151	$22,000	$10,794	$22,903	$172,911	$1,757	$2,611,897

Net change in unrealized gains (losses) on Level 3 investments still held as of September,30,2021	$2,025	$5,155	$—	$(898)	$175	$(1,336)	$(94)	$5,027

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

(In thousands, except share and per share data)

The following table shows changes in the fair value of our Level 3 investments during the six months ended September 30, 2021:

	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/ Interests	Warrants	Total
Fair value as of March 31, 2021	$1,907,807	$237,609	$22,000	$11,289	$22,537	$245,830	$1,595	$2,448,667
Net realized gains (losses)	(42,444)	(19,805)	—	—	—	—	—	(62,249)
Net change in unrealized gains (losses)	84,476	17,891	—	(520)	(82)	(30,685)	162	71,242
Net amortization on investments	6,949	1,645	—	—	—	—	—	8,594
Purchases, including capitalized PIK (3)	669,328	487	—	25	448	46,312	—	716,600
Sales (3)	(379,017)	(92,676)	—	—	—	(88,546)	—	(560,239)
Transfers out of Level 3 (1)	(10,718)	—	—	—	—	—	—	(10,718)
Transfers into Level 3 (1)	—	—	—	—	—	—	—	—
Fair value as of September 30, 2021	$2,236,381	$145,151	$22,000	$10,794	$22,903	$172,911	$1,757	$2,611,897

Net change in unrealized gains (losses) on Level 3 investments still held as of September,30,2021	$5,046	$1,352	$—	$(512)	$(82)	$3,699	$162	$9,665

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
(2)
Includes unfunded commitments measured at fair value of $(4,933).
(3)
Includes reorganizations and restructuring of investments.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

(In thousands, except share and per share data)

The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of September 30, 2022 and March 31, 2022. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

The unobservable inputs used in the fair value measurement of our Level 3 investments as of September 30, 2022 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range		Weighted Average (1)
First Lien Secured Debt	$150,000	Discounted Cash Flow	Discount Rate	11.0%	12.0%	12.0%
		Residual Value	Residual Value	N/A	N/A	N/A
	24,194	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	2,883	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
	1,969,123	Yield Analysis	Discount Rate	6.3%	53.8%	11.1%
Second Lien Secured Debt	7,048	Market Comparable Technique	Comparable Multiple	11.0x	11.0x	11.0x
	40	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
	63,888	Yield Analysis	Discount Rate	12.6%	15.7%	13.9%
	239	Sale Proceeds	Sale Proceeds	N/A	N/A	N/A
	14,235	Broker Quoted	Broker Quote	N/A	N/A	N/A
Structured Products and Other	8,748	Yield Analysis	Discount Rate	12.5%	12.5%	12.5%
Preferred Equity	34,376	Market Comparable Technique	Comparable Multiple	2.3x	18.8x	12.2x
	2,050	Option Pricing Model	Expected Volatility	100.0%	100.0%	100.0%
	2,250	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	11	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
	78	Residual Value	Residual Value	N/A	N/A	N/A
	—	Yield Analysis	Discount Rate	12.5%	12.5%	0.0%
Common Equity/Interests	115,609	Discounted Cash Flow	Discount Rate	11.0%	11.0%	11.0%
		Residual Value	Residual Value	N/A	N/A	N/A
	13,361	Market Comparable Technique	Comparable Multiple	6.0x	30.5x	13.1x
	46,813	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	5,796	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
	445	Yield Analysis	Discount Rate	12.5%	12.5%	12.5%
	50	Market Comparable Technique	Comparable Multiple	22.5x	22.5x	22.5x
		Option Pricing Model	Expected Volatility	30.0%	30.0%	30.0%
	872	Yield Analysis	Discount Rate	6.7%	6.7%	6.7%
		Market Comparable Technique	Comparable Multiple	11.5x	11.5x	11.5x
Warrants	80	Option Pricing Model	Expected Volatility	50.0%	50.0%	50.0%
Total Level 3 Investments	$2,462,189

_________________

(1)
The weighted average information is generally derived by assigning each disclosed unobservable input a proportionate weight based on the fair value of the related investment. For the commodity price unobservable input, the weighted average price is an undiscounted price based upon the estimated production level from the underlying reserves.

MIDCAP FINANCIAL INVESTMENT CORPORATION

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

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

Investment Transactions

For the three and six months ended September 30, 2022, purchases of investments on a trade date basis were $113,314 and $340,736, respectively. For the three and six months ended September 30, 2021, purchases of investments on a trade date basis were $290,095 and $585,308, respectively.
For the three and six months ended September 30, 2022, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $195,952 and $379,955, respectively. For the three and six months ended September 30, 2021, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $176,280 and $442,387, respectively.

PIK Income

The Company holds loans and other investments, including certain preferred equity investments, that have contractual PIK income. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. During the three and six months ended September 30, 2022, PIK income earned was $856 and $1,811, respectively. During the three and six months ended September 30, 2021, PIK income earned was $933 and $2,468, respectively.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

(In thousands, except share and per share data)

The following table shows the change in capitalized PIK balance for the three and six months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
PIK balance at beginning of period	$39,835	$43,733	$39,228	$41,947
PIK income capitalized	674	941	1,405	2,727
Adjustments due to investments exited or written off	(12,095)	(7,037)	(12,219)	(7,037)
PIK income received in cash	—	—	—	—
PIK balance at end of period	$28,414	$37,637	$28,414	$37,637

Dividend Income on CLOs

The Company holds structured products and other investments. The CLO equity investments are entitled to recurring distributions which are generally equal to the excess cash flow generated from the underlying investments after payment of the contractual payments to debt holders and fund expenses. The Company records as dividend income the accretable yield from its beneficial interests in structured products such as CLOs based upon a number of cash flow assumptions that are subject to uncertainties and contingencies. During the three and six months ended September 30, 2022, dividend income from structured products was $220 and $531, respectively. During the three and six months ended September 30, 2021, dividend income from structured products was $338 and $649, respectively.

Investments on Non-Accrual Status

As of September 30, 2022, 1.8% of total investments at amortized cost, or 1.0% of total investments at fair value, were on non-accrual status. As of March 31, 2022, 1.3% of total investments at amortized cost, or 0.6% of total investments at fair value, were on non-accrual status.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

(In thousands, except share and per share data)

Unconsolidated Significant Subsidiaries

The following unconsolidated subsidiaries are considered significant subsidiaries under SEC Regulation S-X Rule 10-01(b)(1) as of September 30, 2022. Accordingly, summarized, unaudited, comparative financial information is presented below for the unconsolidated significant subsidiary.

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

	Six Months Ended September 30,
	2022	2021
Net revenue	$72,950	$109,141
Net operating income	8,007	37,412
Earnings (loss) before taxes	1,592	5,438
Net profit (loss)	1,567	6,995
Net profit (loss) after taxes attributable to non-controlling interests	(193)	(2,470)
Net profit (loss) after taxes attributable to Merx Aviation	1,760	9,465

MIDCAP FINANCIAL INVESTMENT CORPORATION

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

The Company’s outstanding debt obligations as of September 30, 2022 were as follows:

	Date Issued/ Amended	Total Aggregate Principal Amount Committed		Principal Amount Outstanding		Fair Value		Final Maturity Date
Senior Secured Facility	12/22/2020	$1,810,000	**	$1,033,760	*	$1,033,683	(1)	12/22/2025
2025 Notes	3/3/2015	350,000		350,000		328,333	(2)	3/3/2025
2026 Notes	7/16/2021	125,000		125,000		107,820	(2)	7/16/2026
Total Debt Obligations		$2,285,000		$1,508,760		$1,469,836.00
Deferred Financing Costs and Debt Discount				(4,360)
Total Debt Obligations, net of Deferred Financing Cost and Debt Discount				$1,504,400

____________________

* Includes foreign currency debt obligations as outlined in Foreign Currency Transactions and Translations within this note to the financial statements.

** Lender commitments will remain $1,810,000 through November 19, 2022 and will then decrease to $1,705,000 thereafter.

(1)
The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of September 30, 2022. The valuation is based on a yield analysis and discount rate commensurate with the market yields for similar types of debt.
(2)
The fair value of these debt obligations would be categorized as Level 2 under ASC 820 as of September 30, 2022. The valuation is based on broker quoted prices.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

(In thousands, except share and per share data)

The Company’s outstanding debt obligations as of March 31, 2022 were as follows:

	Date Issued/ Amended	Total Aggregate Principal Amount Committed		Principal Amount Outstanding		Fair Value		Final Maturity Date
Senior Secured Facility	12/22/2020	$1,810,000	**	$1,080,468	*	$1,080,468	(1)	12/22/2025
2025 Notes	3/3/2015	350,000		350,000		350,399	(2)	3/3/2025
2026 Notes	7/16/2021	125,000		125,000		117,687	(2)	7/16/2026
Total Debt Obligations		$2,285,000		$1,555,468		$1,548,554
Deferred Financing Costs and Debt Discount				$(4,860)
Total Debt Obligations, net of Deferred Financing Cost and Debt Discount				$1,550,608

___________________

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

Senior Secured Facility

On December 22, 2020, the Company amended and restated its senior secured, multi-currency, revolving credit facility (the “Senior Secured Facility”), previously amended and restated as of November 19, 2018. Lender commitments in the amended and restated agreement will remain $1,810,000 through November 19, 2022 and will decrease to $1,705,000 thereafter. The amended and restated agreement extended the final maturity date through December 22, 2025, and includes an accordion provision which allows the Company to increase the total commitments under the existing revolving facility up to an aggregate principal amount of $2,715,000 from new or existing lenders on the same terms and conditions as the existing commitments. The Senior Secured Facility is secured by substantially all of the assets in the Company’s portfolio, including cash and cash equivalents. Commencing December 22, 2024, the Company is required to repay, in twelve consecutive monthly installments of equal size, the outstanding amount under the Senior Secured Facility as of December 22, 2024. In addition, the stated interest rate on the facility remains as a formula-based calculation based on a minimum borrowing base, resulting in a stated interest rate, depending on the type of borrowing, of (a) either LIBOR plus 1.75% per annum or LIBOR plus 2.00% per annum, or (b) either Alternate Base Rate plus 0.75% per annum or Alternate Base Rate plus 1% per annum. As of September 30, 2022, the stated interest rate on the facility was LIBOR plus 2.00% or the Sterling Overnight Index Average (“SONIA”) plus 2.00%. The Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the Senior Secured Facility and participation fees and fronting fees of up to 2.25% per annum on the letters of credit issued.

MIDCAP FINANCIAL INVESTMENT CORPORATION

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

The Senior Secured Facility also provides for the issuance of letters of credit up to an aggregate amount of $150,000. As of September 30, 2022 and March 31, 2022, the Company had $34,487 and $26,877, respectively, in standby letters of credit issued through the Senior Secured Facility. The amount available for borrowing under the Senior Secured Facility is reduced by any standby letters of credit issued through the Senior Secured Facility. Under GAAP, these letters of credit are considered commitments because no funding has been made and as such are not considered a liability. These letters of credit are not senior securities because they are not in the form of a typical financial guarantee and the portfolio companies are obligated to refund any drawn amounts. The available remaining capacity under the Senior Secured Facility was $741,753 and $702,655 as of September 30, 2022 and March 31, 2022, respectively. Terms used in this disclosure have the meanings set forth in the Senior Secured Facility agreement.

Senior Unsecured Notes

2025 Notes

On March 3, 2015, the Company issued $350,000 aggregate principal amount of senior unsecured notes for net proceeds of $343,650 (the “2025 Notes”). The 2025 Notes will mature on March 3, 2025. Interest on the 2025 Notes is due semi-annually on March 3 and September 3, at an annual rate of 5.25%, commencing on September 3, 2015. The 2025 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness

2026 Notes

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

(In thousands, except share and per share data)

The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the three and six months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Average debt outstanding	$1,539,332	$1,539,062	$1,579,696	$1,499,635
Maximum amount of debt outstanding	1,597,794	1,608,285	1,669,385	1,608,285

Weighted average annualized interest cost (1)	4.79%	3.20%	4.21%	3.14%
Annualized amortized debt issuance cost	0.38%	0.40%	0.37%	0.40%
Total annualized interest cost	5.17%	3.60%	4.58%	3.54%

____________________

(1)
Includes the stated interest expense and commitment fees on the unused portion of the Senior Secured Facility. Commitment fees for the three and six months ended September 30, 2022 were $677 and $1,276, respectively. Commitment fees for the three and six months ended September 30, 2021 were $689 and $1,349 respectively.

Foreign Currency Transactions and Translations

The Company had the following foreign-denominated debt outstanding on the Senior Secured Facility as of September 30, 2022:

	Original Principal Amount (Local)	Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
British Pound	£41,000	$51,037	$45,797	$(5,240)	11/30/2022

Total		$51,037	$45,797	$(5,240)

The Company had the following foreign-denominated debt outstanding on the Senior Secured Facility as of March 31, 2022:

	Original Principal Amount (Local)		Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
British Pound		£41,000	$51,037	$53,866	$(2,829)	4/29/2022
Australian Dollar	A$	6,200	4,543	4,639	(96)	4/29/2022
Total			$55,580	$58,505	$(2,925)

As of September 30, 2022 and March 31, 2022, the Company was in compliance with all debt covenants for all outstanding debt obligations.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

(In thousands, except share and per share data)

Note 7. Stockholders’ Equity

As described in more detail below, the Fund issued approximately $30,000 of common stock during the three months ended September 30, 2022 and did not conduct any equity offerings during the fiscal year ended March 31, 2022.

The Company adopted the following plans, approved by the Board of Directors, for the purpose of repurchasing its common stock in accordance with applicable rules specified in the Securities Exchange Act of 1934 (the “1934 Act”) (the “Repurchase Plans”):

Date of Agreement/Amendment	Maximum Cost of Shares That May Be Repurchased	Cost of Shares Repurchased	Remaining Cost of Shares That May Be Repurchased
August 5, 2015	$50,000	$50,000	$—
December 14, 2015	50,000	50,000	—
September 14, 2016	50,000	50,000	—
October 30, 2018	50,000	50,000	—
February 6, 2019	50,000	45,809	4,191
February 3, 2022	25,000	—	25,000
Total as of September 30, 2022	$275,000	$245,809	$29,191

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

(In thousands, except share and per share data)

Under the Repurchase Plans described above, the Company allocated the following amounts to be repurchased in accordance with SEC Rule 10b5-1 (the “10b5-1 Repurchase Plans”):

Effective Date	Termination Date	Amount Allocated to 10b5-1 Repurchase Plans
September 15, 2015	November 5, 2015	$5,000
January 1, 2016	February 5, 2016	10,000
April 1, 2016	May 19, 2016	5,000
July 1, 2016	August 5, 2016	15,000
September 30, 2016	November 8, 2016	20,000
January 4, 2017	February 6, 2017	10,000
March 31, 2017	May 19, 2017	10,000
June 30, 2017	August 7, 2017	10,000
October 2, 2017	November 6, 2017	10,000
January 3, 2018	February 8, 2018	10,000
June 18, 2018	August 9, 2018	10,000
September 17, 2018	October 31, 2018	10,000
December 12, 2018	February 7, 2019	10,000
February 25, 2019	May 17, 2019	25,000
March 18, 2019	May 17, 2019	10,000
June 4, 2019	August 7, 2019	25,000
June 17, 2019	August 7, 2019	20,000
September 16, 2019	November 6, 2019	20,000
December 6, 2019	February 5, 2020	25,000
December 16, 2019	February 5, 2020	15,000
March 12, 2020	March 19, 2020	20,000
March 30, 2021	May 21, 2021	10,000
June 16, 2021	November 5, 2021	10,000
December 16, 2021	August 3, 2022	5,000

During the six months ended September 30, 2022, the Company repurchased 128,522 shares at a weighted average price per share of $12.74, inclusive of commissions, for a total cost of $1,638. This represents a discount of approximately 18.24% of the average net asset value per share for the six months ended September 30, 2022.

During the six months ended September 30, 2021, the Company repurchased 596,525 shares at a weighted average price per share of $13.30, inclusive of commissions, for a total cost of $7,931. This represents a discount of approximately 16.85% of the average net asset value per share for the six months ended September 30, 2021.

Since the inception of the Repurchase Plans through September 30, 2022, the Company repurchased 15,395,036 shares at a weighted average price per share of $15.97, inclusive of commissions, for a total cost of $245,809. Including fractional shares, the Company has repurchased 15,395,066 shares at a weighted average price per share of $15.97, inclusive of commissions for a total cost of $245,810.

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

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

On August 2, 2022, the Company entered into a share subscription agreement (“Purchase Agreement”) with MFIC Holdings, LP, a subsidiary of MidCap FinCo Designated Activity Company (together with its subsidiaries, “MidCap Financial”), a middle-market specialty finance firm discretionarily managed by an affiliate of the Company's investment adviser, in connection with the issuance and sale of the Company's common stock, par value $0.001 per share (the “Offering”). Pursuant to the Purchase Agreement, the Company issued 1,932,641 shares of its common stock at a purchase price of $15.52 per share, the net asset value per share of the Company's common stock as of June 30, 2022. The total proceeds of the offering excluding expenses was approximately $30,000,000. The shares will be subject to a two-year lock-up period. MidCap Financial agreed to bear any expenses that the Company may incur in connection with the offering of its shares of common stock in connection with the Offering greater than $300,000.

Note 8. Commitments and Contingencies

The Company has various commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of September 30, 2022 and March 31, 2022, the Company had the following unfunded commitments to its portfolio companies:

	September 30, 2022	March 31, 2022
Unfunded revolver obligations and bridge loan commitments (1)	$157,807	$182,645
Standby letters of credit issued and outstanding (2)	39,523	31,188
Unfunded delayed draw loan commitments (including commitments with performance thresholds not met) (3)	209,342	272,787
Total Unfunded Commitments (4)	$406,672	$486,620

____________________

(1)
The unfunded revolver obligations may or may not be funded to the borrowing party in the future. The amounts relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of September 30, 2022 and March 31, 2022, subject to the terms of each loan’s respective credit agreements which includes borrowing covenants that need to be met prior to funding. As of September 30, 2022 and March 31, 2022, the bridge loan commitments included in the balances were $0 and $0, respectively.
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
(4)
The Company also had an unfunded revolver commitment to its fully controlled affiliate Merx Aviation Finance, LLC of $50,000 and $25,000 as of September 30, 2022 and March 31, 2022, respectively. Given the Company’s controlling interest, the timing and the amount of the funding has not been determined.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

(In thousands, except share and per share data)

Note 9. Financial Highlights

The following is a schedule of financial highlights for the six months ended September 30, 2022 and 2021.

	Six Months Ended September 30, 2022	Six Months Ended September 30, 2021
	(Unaudited)	(Unaudited)
Per Share Data*
Net asset value at beginning of period	$15.79	$15.88
Net investment income (1)	0.72	0.72
Net realized and change in unrealized gains (losses) (1)	(0.38)	0.17
Net increase in net assets resulting from operations	0.34	0.88
Distribution of net investment income (2)	(0.68)	(0.72)
Distribution of return of capital (2)	—	—
Accretion due to share repurchases	0.01	0.02
Net asset value at end of period	$15.45	$16.07

Per share market value at end of period	$10.22	$12.97
Total return (3)	(17.79)%	(0.37)%
Shares outstanding at end of period	65,451,359	64,662,651
Weighted average shares outstanding	64,150,905	65,115,530

Ratio/Supplemental Data
Net assets at end of period (in millions)	$1,011.0	$1,039.1
Annualized ratio of operating expenses to average net assets (4)(5)	5.96%	5.81%
Annualized ratio of interest and other debt expenses to average net assets (5)	7.23%	5.10%
Annualized ratio of total expenses to average net assets (4)(5)	13.19%	10.91%
Annualized ratio of net investment income to average net assets (5)	9.20%	8.94%
Average debt outstanding (in millions)	$1,580.0	$1,499.6
Average debt per share	$24.63	$23.03
Annualized portfolio turnover rate (5)	27.05%	35.04%
Asset coverage per unit (6)	$1,655	$1,648

____________________

* Totals may not foot due to rounding.

(1)
Financial highlights are based on the weighted average number of shares outstanding for the period presented.
(2)
The tax character of distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. Although the tax character of distributions paid to stockholders through September 30, 2022 may include return of capital, the exact amount cannot be determined at this point. Per share amounts are based on actual rate per share.
(3)
Total return is based on the change in market price per share during the respective periods. Total return also takes into account distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan. Total return does not reflect sales load.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

(In thousands, except share and per share data)

(4)
The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets are shown inclusive of all voluntary management and incentive fee waivers (See Note 3 to the financial statements). For the six months ended September 30, 2022, the annualized ratio of operating expenses to average net assets and the annualized ratio of total expenses to average net assets would be 6.02% and 13.32%, respectively, without the voluntary fee waivers. For the six months ended September 30, 2021, the annualized ratio of operating expenses to average net assets and the annualized ratio of total expenses to average net assets would be 5.86% and 10.97%, respectively, without the voluntary fee waivers.
(5)
Annualized for the six months ended September 30, 2022 and 2021.
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

On November 3, 2022, the Company's Board changed the Company’s fiscal year end from March 31 to December 31, effective December 31, 2022. Accordingly, the Company will file its next Annual Report on Form 10-K for the fiscal year ended December 31, 2022 with the SEC. The Company will include the necessary financial information for the transition period from March 31, 2022 to December 31, 2022 in its Annual Report.

On November 3, 2022, the Company’s Board of Directors declared a base distribution of $0.37 per share, payable on January 5, 2023 to stockholders of record as of December 19, 2022. There can be no assurances that the Board will continue to declare a base distribution of $0.37 per share.

Report of Independent Registered Public Accounting Firm

To the stockholders and Board of Directors of MidCap Financial Investment Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying statement of assets and liabilities, including the schedule of investments, of MidCap Financial Investment Corporation (the “Company”) as of September 30, 2022, the related statements of operations and changes in net assets for the three-month and six-month periods ended September 30, 2022, the statement of cash flows and financial highlights for the six-month period ended September 30, 2022, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our reviews in accordance with standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ Deloitte & Touche LLP

New York, New York

November 3, 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of MidCap Financial Investment Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying statements of operations and of changes in net assets of MidCap Financial Investment Corporation (the “Company”) for the three-month and six-month periods ended September 30, 2021, and the statement of cash flows for the six-month period ended September 30, 2021, including the related notes (collectively referred to as the “interim financial statements”). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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
•
the current and future effects of the COVID-19 pandemic on us and our portfolio companies; and
•
the timing of cash flows, if any, from the operations of our portfolio companies.

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

Overview

MidCap Financial Investment Corporation (the “Company,” “MFIC,” “we,” “us,” or “our”) was incorporated under the Maryland General Corporation Law in February 2004. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Pursuant to this election and assuming we qualify as a RIC, we generally do not have to pay corporate-level federal income taxes on any income we distribute to our stockholders. We commenced operations on April 8, 2004 upon completion of our initial public offering that raised $870 million in net proceeds from selling 62 million shares of common stock at a price of $15.00 per share (20.7 million shares at a price of $45.00 per share adjusted for the one-for-three reverse stock split). Since then, and through September 30, 2022, we have raised approximately $2.24 billion in net proceeds from additional offerings of common stock and we have repurchased common stock for $245.8 million.

On August 1, 2022, the Company changed its name from "Apollo Investment Corporation" to "MidCap Financial Investment Corporation." Our common stock began to trade under the ticker “MFIC” on the NASDAQ Global Stock Market on August 12, 2022.

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

Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment, the competitive environment for the types of investments we make and, more recently, market disruptions due to COVID-19. As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of September 30, 2022, non-qualifying assets represented approximately 6.7% of the total assets of the Company.

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

Portfolio and Investment Activity

Our portfolio and investment activity during the three and six months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(in millions)*	2022	2021	2022	2021
Investments made in portfolio companies	$113.0	290.1	$341.0	$585.3
Investments sold	—	(10.7)	—	(10.7)
Net activity before repaid investments	113.0	279.4	341.0	574.6
Investments repaid	(196.0)	(165.6)	(380.0)	(431.7)
Net investment activity	$(83.0)	113.8	$(39.0)	$142.9

Portfolio companies, at beginning of period	140	140	139	135
Number of investments in new portfolio companies	1	9	8	20
Number of exited companies	(5)	(5)	(11)	(11)
Portfolio companies at end of period	136	144	136	144

Number of investments in existing portfolio companies	51	48	70	59

____________________

* Totals may not foot due to rounding.

Our portfolio composition and weighted average yields as of September 30, 2022 and March 31, 2022 were as follows:

	September 30, 2022	March 31, 2022
Portfolio composition, at fair value:
First lien secured debt	87%	90%
Second lien secured debt	4%	4%
Total secured debt	91%	94%
Structured products and other	0%	0%
Preferred equity	2%	1%
Common equity/interests and warrants	7%	5%
Weighted average yields, at amortized cost (1):
First lien secured debt (2)	9.6%	8.0%
Second lien secured debt (2)	11.8%	9.6%
Secured debt portfolio (2)	9.6%	8.1%
Total debt portfolio (2)	9.6%	8.1%
Total portfolio (3)	8.0%	7.1%
Interest rate type, at fair value (4):
Fixed rate amount	$0.0 billion	$0.0 billion
Floating rate amount	$2.0 billion	$2.0 billion
Fixed rate, as percentage of total	1%	1%
Floating rate, as percentage of total	99%	99%
Interest rate type, at amortized cost (4):
Fixed rate amount	$0.0 billion	$0.0 billion
Floating rate amount	$2.0 billion	$2.0 billion
Fixed rate, as percentage of total	1%	1%
Floating rate, as percentage of total	99%	99%

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

Since the initial public offering of MidCap Financial Investment Corporation in April 2004 and through September 30, 2022, invested capital totaled $23.3 billion in 593 portfolio companies. Over the same period, the Company completed transactions with more than 100 different financial sponsors.

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

As of September 30, 2022, $2.46 billion or 99.9% of the Company’s investments were classified as Level 3. The high proportion of Level 3 investments relative to our total investments is directly related to our investment philosophy and target portfolio, which consists primarily of long-term secured debt, as well as unsecured and mezzanine positions of private middle-market companies. A fundamental difference exists between our investments and those of comparable publicly traded fixed income investments, namely high-yield bonds, and this difference affects the valuation of our private investments relative to comparable publicly traded instruments.

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

Investment Valuation Process

The Board has designated the Investment Adviser as its "valuation designee" pursuant to Rule 2a-5 under the 1940 Act, and in that role the Investment Adviser is responsible for performing fair value determinations relating to all of the Company's investments, including periodically assessing and managing any material valuation risks and establishing and applying fair value methodologies, in accordance with valuation policies and procedures that have been approved by the Company's Board of Directors. Even though the Company's Board of Directors designated the Company's Investment Adviser as "valuation designee," the Company's Board of Directors continues to be responsible for overseeing the process for determining fair valuation.

Under the fund's valuation policies and procedures, the Investment Adviser values investments, including certain secured debt, unsecured debt, and other debt securities with maturities greater than 60 days, for which market quotations are readily available, at such market quotations (unless they are deemed not to represent fair value). We attempt to obtain market quotations from at least two brokers or dealers (if available, otherwise from a principal market maker, primary market dealer or other independent pricing service). We utilize mid-market pricing as a practical expedient for fair value unless a different point within the range is more representative. If and when market quotations are unavailable or are deemed not to represent fair value, we typically utilize independent third party valuation firms to assist us in determining fair value. Accordingly, such investments go through our multi-step valuation process as described below. In each case, our independent third party valuation firms consider observable market inputs together with significant unobservable inputs in arriving at their valuation recommendations for such investments. Investments purchased within the quarter before the valuation date and debt investments with remaining maturities of 60 days or less may each be valued at cost with interest accrued or discount accreted/premium amortized to the date of maturity (although they are typically valued at available market quotations), unless such valuation, in the judgment of our Investment Adviser, does not represent fair value. In this case, such investments shall be valued at fair value as determined in good faith by or under the direction of the Investment Adviser, including using market quotations where available. Investments that are not publicly traded or whose market quotations are not readily available are valued at fair value as determined in good faith by or under the direction of the Investment Adviser. Such determination of fair values may involve subjective judgments and estimates.

With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value, our Investment Adviser undertakes a multi-step valuation process each quarter, as described below:

1.
Our quarterly valuation process begins with each portfolio company or investment being initially valued by using certain inputs provided, among others, by the investment professionals of our Investment Adviser who are responsible for the portfolio investment.
2.
Preliminary valuation conclusions are then documented and discussed with senior management of our Investment Adviser.
3.
Independent valuation firms are engaged by our Board of Directors to conduct independent appraisals by reviewing our Investment Adviser’s preliminary valuations and then making their own independent assessment.
4.
The Investment Adviser discusses valuations and determines in good faith the fair value of each investment in our portfolio based on the input of the applicable independent valuation firm.
5.
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

Investments determined by these valuation procedures which have a fair value of less than $1 million during the prior fiscal quarter may be valued based on inputs identified by the Investment Adviser without the necessity of obtaining valuation from an independent valuation firm, if once annually an independent valuation firm using the procedures described herein provides an independent assessment of value. Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. During the three months ended September 30, 2022, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

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

Results of Operations

Operating results for the three and six months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(in millions)*	2022	2021	2022	2021
Investment Income
Interest income (excluding Payment-in-kind (“PIK”) interest income)	$56.3	$48.2	$107.9	$95.7
Dividend income	0.3	2.7	0.6	3.1
PIK interest income	0.9	0.9	1.8	2.5
Other income	1.5	1.0	2.0	2.2
Total investment income	$58.9	$52.9	$112.3	$103.4
Expenses
Management and performance-based incentive fees, net of amounts waived	$12.8	$14.3	$23.1	$23.1
Interest and other debt expenses, net of reimbursements	20.0	13.9	36.3	26.6
Administrative services expense, net of reimbursements	1.2	1.6	2.4	2.8
Other general and administrative expenses	2.2	1.8	4.4	4.3
Net Expenses	$36.2	$31.7	$66.2	$56.9
Net Investment Income	$22.6	$21.2	$46.1	$46.6
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses)	$(0.2)	$(64.8)	$0.1	$(64.7)
Net change in unrealized gains (losses)	(6.5)	69.0	(24.6)	75.7
Net Realized and Change in Unrealized Gains (Losses)	$(6.6)	$4.2	(24.5)	11.0
Net Increase in Net Assets Resulting from Operations	$16.0	$25.4	$21.7	$57.6

Net Investment Income on Per Average Share Basis (1)	$0.35	$0.33	$0.72	$0.72
Earnings per share — basic (1)	$0.25	$0.39	$0.34	$0.88

____________________

* Totals may not foot due to rounding.

(1)
Based on the weighted average number of shares outstanding for the period presented.

Total Investment Income

For the three months ended September 30, 2022 as compared to the three months ended September 30, 2021

The increase in total investment income for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was primarily driven by the increase in total interest income (including PIK) of $8.1 million. The increase in total interest income (including PIK) was due to an increase in the average yield for the total debt portfolio, from 7.9% for the three months ended September 30, 2021 to 9.1% for the three months ended September 30, 2022. Additionally, there was an increase in prepayment fees and income recognized from the acceleration of discount, premium, or deferred fees on repaid investments, which totaled $0.7 million for the three months ended September 30, 2021 and $3.0 million for the three months ended September 30, 2022. This was partially offset by a lower income-bearing investment portfolio. The $2.5 million decrease in dividend income was primarily due to a decrease in dividends received from MSEA Tankers LLC. Furthermore, there was also an increase in other income of $0.5 million due to higher amendment fees.
For the six months ended September 30, 2022 as compared to the six months ended September 30, 2021

The increase in total investment income for the six months ended September 30, 2022 compared to the six months ended September 30, 2021 was primarily driven by the increase in total interest income (including PIK) of $11.6 million. The increase in total interest income (including PIK) was due to an increase in the average yield for the total debt portfolio, from 7.9% for the six months ended September 30, 2021 to 8.8% for the six months ended September 30, 2022. Furthermore, the $2.5 million decrease in dividend income was primarily due to a decrease in dividends received from MSEA Tankers LLC.

Net Expenses

For the three months ended September 30, 2022 as compared to the three months ended September 30, 2021

The increase in net expenses for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was primarily driven by the increase in interest and other debt expenses of $6.1 million. The increase in interest and other debt expenses was attributed to an increase in total annualized cost of debt, from 3.60% for the three months ended September 30, 2021 to 5.17% for the three months ended September 30, 2022. Further, the decrease of $1.5 million in management and performance-based incentive fees (net of amounts waived) was due to a decrease in performance based incentive fees.

For the six months ended September 30, 2022 as compared to the six months ended September 30, 2021

The increase in net expenses for the six months ended September 30, 2022 compared to the six months ended September 30, 2021 was primarily due to the increase in interest and other debt expenses The increase of $9.7 million in interest and other debt expenses was attributed to an increase in total annualized cost of debt, from 3.54% for the six months ended September 30, 2021 to 4.58% for the six months ended September 30, 2022. Furthermore there was a increase in the average debt outstanding, from $1.50 billion during the six months ended September 30, 2021 to $1.58 billion during the six months ended September 30, 2022.

Net Realized Gains (Losses)

For the three months ended September 30, 2022 as compared to the three months ended September 30, 2021

During the three months ended September 30, 2022, we recognized gross realized gains of $0.3 million and gross realized losses of $0.5 million, resulting in net realized losses of $0.2 million.

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

For the six months ended September 30, 2022 as compared to the six months ended September 30, 2021

During the six months ended September 30, 2022, we recognized gross realized gains of $0.8 million and gross realized losses of $0.7 million, resulting in net realized gains of $0.1 million.

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

Net Change in Unrealized Gains (Losses)

For the three months ended September 30, 2022 as compared to the three months ended September 30, 2021

During the three months ended September 30, 2022, we recognized gross unrealized gains of $25.4 million and gross unrealized losses of $31.9 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized losses of $6.5 million. Significant changes in unrealized gains (losses) for the three months ended September 30, 2022 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
ChyronHego Corporation	$7.1
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.)	4.2
MSEA Tankers LLC	1.5
AVAD, LLC	1.3
Ambrosia Buyer Corp.	1.3
Spotted Hawk	(7.0)
K&N Parent, Inc.	(5.3)
Merx Aviation Finance, LLC	(4.5)
NFA Group	(3.0)
Renew Financial LLC (f/k/a Renewable Funding, LLC)	(1.7)
The Club Company	(1.1)

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

For the six months ended September 30, 2022 as compared to the six months ended September 30, 2021

During the six months ended September 30, 2022, we recognized gross unrealized gains of $33.1 million and gross unrealized losses of $57.7 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized losses of $24.6 million. Significant changes in unrealized gains (losses) for the six months ended September 30, 2022 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
ChyronHego Corporation	$8.2
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.)	7.0
Ambrosia Buyer Corp.	2.3
Emmes Corporation	1.7
AVAD, LLC	1.3
MSEA Tankers LLC	1.0
Merx Aviation Finance, LLC	(18.6)
NFA Group	(5.9)
K&N Parent, Inc.	(5.5)
Spotted Hawk	(3.7)
Renew Financial LLC (f/k/a Renewable Funding, LLC)	(2.4)
The Club Company	(2.1)
Golden Bear	(1.3)
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I LLC)	(1.1)

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

Cash Equivalents

The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and near their maturity that they present insignificant risk of changes in value because of changes in interest rates. Generally, only securities with a maturity of three months or less from the date of purchase would qualify, with limited exceptions. The Company deems that certain money market funds, U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities would qualify as cash equivalents (See Note 2 to the financial statements) At the end of each fiscal quarter, we consider taking proactive steps utilizing cash equivalents with the objective of enhancing our investment flexibility during the following quarter, pursuant to Section 55 of the 1940 Act. More specifically, we may purchase U.S. Treasury bills from time-to-time on the last business day of the quarter and typically close out that position on the following business day, settling the sale transaction on a net cash basis with the purchase, subsequent to quarter end. The Company may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our Senior Secured Facility, as we deem appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined.

Debt

See Note 6 to the financial statements for information on the Company’s debt.

The following table shows the contractual maturities of our debt obligations as of September 30, 2022:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Senior Secured Facility (1)	$1,034.0	$—	$—	$1,034.0	$—
2025 Notes	350.0	—	350.0	—	—
2026 Notes	125.0	—	—	125.0	—
Total Debt Obligations	$1,509.0	$—	$350.0	$1,159.0	$—

____________________

(1)
As of September 30, 2022, aggregate lender commitments under the Senior Secured Facility totaled $1.81 billion and $741.8 million of unused capacity. As of September 30, 2022, there were $34.5 million of letters of credit issued under the Senior Secured Facility as shown as part of total commitments in Note 8 to the financial statements.

Stockholders’ Equity

See Note 7 to the financial statements for information on the Company’s public offerings and share repurchase plans.

Distributions

Distributions paid to stockholders during the three and six months ended September 30, 2022 totaled $22.8 million ($0.36 per share) and $45.8 million ($0.72 per share), respectively. Distributions paid to stockholders during the three and six months ended September 30, 2021 totaled $23.4 million ($0.36 per share) and $46.9 million ($0.72 per share), respectively. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. Although the tax character of distributions paid to stockholders through September 30, 2022 may include return of capital, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ended March 31, 2023. Tax characteristics of all distributions will be reported to stockholders on Form 1099 after the end of the calendar year. Our quarterly distributions, if any, will be determined by our Board of Directors.

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

PIK Income

For the three and six months ended September 30, 2022, PIK income totaled $0.9 million and $1.8 million on total investment income of $58.9 million and $112.3 million, respectively. For the three and six months ended September 30, 2021, PIK income totaled $0.9 million and $2.5 million on total investment income of $52.9 million and $103.4 million respectively. In order to maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders annually in the form of distributions, even though the Company has not yet collected the cash. See Note 5 to the financial statements for more information on the Company’s PIK income.

Related Party Transactions

See Note 3 to the financial statements for information on the Company’s related party transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. Uncertainty with respect to the economic effects of rising interest rates in response to inflation, the war in Russia and Ukraine and the ongoing COVID-19 pandemic introduced significant volatility in the financial markets, and the effects of this volatility has materially impacted and could continue to materially impact our market risks, including those listed below. For additional information concerning these risks and their potential impact on our business and our operating results, see Part II - Other information, Item 1A. Risk Factors.

Investment valuation risk

Because there is not a readily available market value for most of the investments in our portfolio, we value all of our portfolio investments at fair value as determined in good faith by our board of directors based on, among other things, the input of our management and audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” and “—Fair Value Measurements” as well as Notes 2 and 5 to our financial statements for the three and six months ended September 30, 2022 for more information relating to our investment valuation.

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

As of September 30, 2022 , all of our debt portfolio investments bore interest at variable rates, which generally are SOFR-based (or based on an equivalent applicable currency rate such as SOFR) and typically have durations of one to six months after which they reset to current market interest rates, and many of which are subject to certain floors. Further, our Senior Secured Facility bears interest at LIBOR rates with no interest rate floors, while our 2025 Notes and 2026 Notes bears interest at a fixed rate. Some of our investments are LIBOR-based. As of December 31, 2021, all non-U.S. dollar LIBOR publications have been phased out. The phase out of a majority of the U.S. dollar publications is delayed until June 30, 2023. Potential changes, or uncertainty related to such potential changes, may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities, or the cost of our borrowings. SOFR appears to be the preferred alternative replacement rate for U.S. dollar LIBOR, but there is no guarantee SOFR will become the dominant alternative. Please see Part 1 of our annual report on Form 10-K for the year ended March 31, 2022, “Item 1A. Risk Factors—Risks Relating to the Current Environment—Uncertainty relating to the LIBOR calculation process may adversely affect the value of our portfolio of the LIBOR-indexed, floating-rate debt securities in our portfolio or the cost of our borrowings.”

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of September 30, 2022, assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
Up 200 basis points	$16.5 million	$0.260
Up 100 basis points	8.2 million	0.130
Up 50 basis points	4.1 million	0.065
Down 50 basis points	(4.0) million	(0.063)
Down 100 basis points	(8.0) million	(0.126)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2022 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Control Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the second fiscal quarter of 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the risk factor below and other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2022 and those in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, which could materially affect our business, financial condition and/or operating results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

The Russian invasion of Ukraine may have a material adverse impact on us and our portfolio companies.

On February 24, 2022, the President of Russia, Vladimir Putin, announced a military invasion of Ukraine. In response, countries worldwide, including the United States, have imposed sanctions against Russia on certain businesses and individuals, including, but not limited to, those in the banking, import and export sectors. This invasion has led, is currently leading, and for an unknown period of time will continue to lead to disruptions in local, regional, national, and global markets and economies affected thereby. These disruptions caused by the invasion have included, and may continue to include, political, social, and economic disruptions and uncertainties and material increases in certain commodity prices that may affect our business operations or the business operations of our portfolio companies.

We are exposed to risks associated with changes in interest rates, including the current rising interest rate environment.

General interest rate fluctuations may have a substantial negative impact on our investments and our investment returns and, accordingly, may have a material adverse effect on our investment objective and our net investment income.

Because we borrow money and may issue debt securities or preferred stock to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred stock and the rate at which we invest these funds. In this period of rising interest rates, our interest income will increase as the majority of our portfolio bears interest at variable rates while our cost of funds will also increase, to a lesser extent, given the majority of our indebtedness bears interest at fixed rates, with the net impact being an increase to our net investment income. Conversely, if interest rates decrease we may earn less interest income from investments and our cost of funds will also decrease, to a lesser extent, resulting in lower net investment income. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

Our portfolio primarily consists of fixed and floating rate investments. Market prices tend to fluctuate more for fixed-rate securities that have longer maturities. Although we have no policy governing the maturities of our investments, under current market conditions we expect that we will invest in a portfolio of debt generally having maturities of up to 10 years. Market prices for debt that pays a fixed rate of return tend to decline as interest rates rise. This means that we are subject to greater risk (other things being equal) than a fund invested solely in shorter-term, fixed-rate securities. Market prices for floating rate investments may also fluctuate in rising rate environments with prices tending to decline when credit spreads widen. A decline in the prices of the debt we own could adversely affect our net assets resulting from operations and the market price of our common stock.

Rising interest rates may also increase the cost of debt for our underlying portfolio companies, which could adversely impact their financial performance and ability to meet ongoing obligations to us. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to pay dividends at a level that provides a similar return, which could reduce the value of our common stock.

Inflation has adversely affected and may continue to adversely affect the business, results of operations and financial condition of our portfolio companies.

Certain of our portfolio companies are in industries that have been impacted by inflation. Recent inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations. Additionally, the Federal Reserve has raised, and has indicated its intent to continue raising, certain benchmark interest rates in an effort to combat inflation. See “—We are exposed to risks associated with changes in interest rates, including the current rising interest rate environment.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The Company adopted the following plans, approved by the Board of Directors, for the purpose of repurchasing its common stock in accordance with applicable rules specified in the 1934 Act (the “Repurchase Plans”):

Date of Agreement/Amendment	Maximum Cost of Shares That May Be Repurchased	Cost of Shares Repurchased	Remaining Cost of Shares That May Be Repurchased
August 5, 2015	$50.0 million	$50.0 million	$—
December 14, 2015	50.0 million	50.0 million	—
September 14, 2016	50.0 million	50.0 million	—
October 30, 2018	50.0 million	50.0 million	—
February 6, 2019	50.0 million	45.8 million	4.2 million
February 3, 2022	25.0 million	— million	25.0 million
Total as of September 30, 2022	$275.0 million	$245.8 million	$29.2 million

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

The following table presents information with respect to the Company’s purchases of its common stock since adoption of the Repurchase Plans through September 30, 2022:

Month	Total Number of Shares Purchased	Average Price Paid Per Share*	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans
August 2015	510,000	$19.71	510,000	$	$ 40.0 million
September 2015	603,466	18.46	603,466		28.8 million
November 2015	1,116,666	18.1	1,116,666		8.6 million
December 2015	627,443	17.58	627,443		47.6 million
January 2016	670,708	14.91	670,708		37.6 million
June 2016	362,933	16.73	362,933		31.5 million
July 2016	16,491	16.53	16,491		31.2 million
August 2016	596,294	17.67	596,294		20.7 million
September 2016	411,523	18.13	411,523		63.2 million
October 2016	527,417	17.82	527,417		53.8 million
November 2016	239,289	17.45	239,289		49.6 million
August 2017	33,333	17.96	33,333		49.0 million
September 2017	186,767	17.98	186,767		45.7 million
October 2017	144,867	17.96	144,867		43.1 million
November 2017	64,500	17.79	64,500		41.9 million
December 2017	50,100	17.89	50,100		41.0 million
January 2018	577,386	17.32	577,386		31.0 million
February 2018	70,567	16.23	70,567		29.9 million
May 2018	263,667	17.12	263,667		25.4 million
June 2018	198,601	16.94	198,601		22.0 million
July 2018	8,867	16.75	8,867		21.9 million
August 2018	502,767	17.11	502,767		13.3 million
September 2018	444,467	16.54	444,467		5.9 million
October 2018	160,800	16.46	160,800		53.3 million
November 2018	595,672	15.81	595,672		43.9 million
December 2018	741,389	13.49	741,359		33.9 million
February 2019	19,392	15.16	19,392		83.6 million
March 2019	291,426	15.4	291,426		79.1 million
April 2019	44,534	15.23	44,534		78.4 million
May 2019	298,026	15.93	298,026		73.6 million
June 2019	607,073	15.97	607,073		63.9 million
July 2019	89,610	16.1	89,610		62.5 million
August 2019	758,020	16.15	758,020		50.3 million
September 2019	32,371	16.26	32,371		49.7 million
October 2019	495,464	15.65	495,464		42.0 million
November 2019	6,147	15.91	6,147		41.9 million
March 2020	1,286,565	11.62	1,286,565		26.9 million
May 2021	145,572	13.92	145,572		24.9 million
July 2021	44,418	13.46	44,418		24.3 million
August 2021	45,675	13.32	45,675		23.7 million
September 2021	360,860	13.02	360,860		19.0 million
October 2021	308,005	13.3	308,005		14.9 million
November 2021	419,372	13.05	419,372		9.4 million
December 2021	227,429	12.44	227,429		6.6 million
January 2022	60,605	12.7	60,605		30.8 million
April 2022	88,478	12.82	88,478		29.7 million
May 2022	40,044	12.57	40,044		29.2 million
Total	15,395,066	$15.97	15,395,036

____________________

* The average price per share is inclusive of commissions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)
Exhibits

3.1(a)	Articles of Amendment (1)
3.1(b)	Articles of Amendment and Restatement (2)
3.1(c)	Articles of Amendment and Restatement (5)
3.1(d)	Articles of Amendment (3)
3.1(e)	Articles of Amendment (4)
3.1(f)	Articles of Amendment (6)
3.2	Sixth Amended and Restated Bylaws (7)
10.1	Fourth Amended and Restated Investment Advisory Agreement, dated August 1, 2022 (8)
10.2	Trademark License Agreement, dated August 2, 2022 (9)
15.1	Awareness Letter From PricewaterhouseCoopers LLP*
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
101.INS	Inline XBRL Instance Document*
101.SHC	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)*

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
(3)
Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed on December 3, 2018.
(4)
Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed on July 22, 2019.
(5)
Incorporated by reference to Exhibit 3.2 to the Registrant's Form 8-K, filed on August 12, 2022.
(6)
Incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K, filed on August 12, 2022.
(7)
Incorporated by reference to Exhibit 3.3 to the Registrant's Form 8-K, filed on August 12, 2022.
(8)
Incorporated by reference to Exhibit 1.1 to the Registrant's Form 8-K, filed on August 2, 2022.
(9)
Incorporated by reference to Exhibit 1.3 to the Registrant's Form 8-K, filed on August 2, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 3, 2022.

MIDCAP FINANCIAL INVESTMENT CORPORATION

By:	/s/ TANNER POWELL
Tanner Powell
Chief Executive Officer

By:	/s/ GREGORY W. HUNT
Gregory W. Hunt
Chief Financial Officer and Treasurer

By:	/s/ AMIT JOSHI
Amit Joshi
Chief Accounting Officer and Assistant Treasurer