Form 10-KT
period 2022-12-31
MidCap Financial Investment Corp
filed 2023-02-21
CIK 1278752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended _____________

OR

☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from April 1, 2022 to December 31, 2022

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common equity held by non-affiliates of the Registrant as of June 30, 2022 was $0.68 billion (based on the closing sale price of the Registrant’s Common Stock on that date as reported on the NASDAQ Global Select Market). For the purposes of calculating this amount only, all executive officers and Directors are “affiliates” of the Registrant.

As of February 17, 2023, there were 65,451,359 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on July 10, 2023 are incorporated by reference in Part III of this Transition Report on Form 10-KT.

MIDCAP FINANCIAL INVESTMENT CORPORATION

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

•
Capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which may have a negative impact on our business and operations.
•
We are exposed to risks associated with changes in interest rates, including the current rising interest rate environment.
•
Inflation has adversely affected and may continue to adversely affect the business, results of operations and financial condition of our portfolio companies.
•
The war in Ukraine and Russia may continue to have a material adverse impact on us and our portfolio companies.
•
Price declines and illiquidity in the corporate debt markets have adversely affected, and may in the future adversely affect, the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.
•
Uncertainty with respect to the financial stability of the United States and several countries in the EU could have a significant adverse effect on our business, financial condition, and results of operations.
•
The interest rates of some of our floating-rate loans to our portfolio companies may be priced using a spread over LIBOR, which is being phased out.
•
Changes in existing laws or regulations, the interpretations thereof or newly enacted laws or regulations may negatively impact our business.
•
The continued uncertainty relating to the U.S. and global economy could have a negative impact on our business.
•
Changes to U.S. federal income tax laws could materially and adversely affect us and our stockholders.
•
Disruptions to the global supply chain may have adverse impact on our portfolio companies and, in turn, harm us.
•
Certain of our portfolio companies’ businesses could be adversely affected by the effects of health pandemics or epidemics, including the ongoing COVID-19 pandemic, which has had, and may continue to have, a negative impact on our and our portfolio companies’ businesses and operations.

Risks Relating to our Business and Structure

•
We may suffer credit losses.
•
We are dependent upon Apollo Investment Management’s key personnel for our future success and upon their access to AGM’s investment professionals and partners.
•
Our financial condition and results of operations depend on our ability to manage future growth effectively.
•
We operate in a highly competitive market for investment opportunities.
•
Any failure on our part to maintain our status as a BDC would reduce our operating flexibility.
•
We will be subject to corporate-level income tax if we are unable to maintain our status as a RIC.
•
We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.
•
Regulations governing our operation as a BDC affect our ability to raise, and the way in which we raise, additional capital.
•
Our business requires a substantial amount of capital to grow because we must distribute most of our income.
•
Many of our portfolio investments are recorded at fair value as determined in good faith by the Investment Advisor and under the direction of our Board of Directors and, as a result, there is uncertainty as to the value of our portfolio investments.
•
The lack of liquidity in our investments may adversely affect our business.
•
We may experience fluctuations in our periodic results.
•
Our ability to enter into transactions with our affiliates is restricted.
•
There are significant potential conflicts of interest which could adversely affect our investment returns.

•
Changes in the laws or regulations governing our business or the businesses of our portfolio companies and any failure by us or our portfolio companies to comply with these laws or regulations, could negatively affect the profitability of our operations or of our portfolio companies.
•
We may choose to pay dividends in our own common stock, in which case you may be required to pay federal income taxes in excess of the cash dividends you receive.
•
If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud.
•
The failure in cyber security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could impair our ability to conduct business effectively.
•
We and our portfolio companies may experience cyber security incidents and are subject to cyber security risks.
•
We are dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay dividends.
•
The effect of global climate change may impact the operations of our portfolio companies.

Risks Relating to our Investments

•
Our investments in portfolio companies are risky, and we could lose all or part of our investment.
•
Economic recessions or downturns could impair our portfolio companies and harm our operating results.
•
Our portfolio companies may be highly leveraged and a covenant breach by our portfolio companies may harm our operating results.
•
There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to, among other things, lender liability or fraudulent conveyance claims.
•
If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a BDC or be precluded from investing according to our current business strategy.
•
Our portfolio contains a limited number of portfolio companies, which subjects us to a greater risk of significant loss if any of these companies defaults on its obligations under any of its debt securities.
•
An investment strategy focused primarily on privately-held companies presents certain challenges, including the lack of available information about these companies, a dependence on the talents and efforts of only a few key portfolio company personnel and a greater vulnerability to economic downturns.
•
Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.
•
Our investments in foreign securities may involve significant risks in addition to the risks inherent in U.S. investments.
•
Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.

Risks Relating to our Debt Instruments

•
The trading market or market value of our debt securities may fluctuate.
•
Terms relating to redemption may materially adversely affect your return on any debt securities that we may issue.
•
Our credit ratings may not reflect all risks of an investment in our debt securities.
•
Uncertainty related to alternative reference rates due to the phase out of London Interbank Offered Rates (“LIBOR”)

Risks Relating to an Investment in our Common Stock

•
Investing in our securities involves a high degree of risk and is highly speculative.
•
There is a risk that investors in our equity securities may not receive distributions or that our distributions may not grow over time and that investors in our debt securities may not receive all of the interest income to which they are entitled.
•
We may be unable to invest the net proceeds raised from offerings on acceptable terms, which would harm our financial condition and operating results.
•
Sales of substantial amounts of our securities may have an adverse effect on the market price of our securities.
•
Stockholders may experience dilution in their ownership percentage.

PART I

Item 1. Business

In this report, the terms the “Company”, "MidCap Investment", “MFIC”, “we”, “us”, and “our” refer to MidCap Financial Investment Corporation unless the context specifically states otherwise.

General

MidCap Financial Investment Corporation, a Maryland corporation organized on February 2, 2004, is a closed-end, externally managed, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We commenced operations on April 8, 2004 upon completion of our initial public offering that raised $870 million in net proceeds from selling 62 million shares of common stock at a price of $15.00 per share (20.7 million shares at a price of $45.00 per share adjusted for the one-for-three reverse stock split). Since then, and through December 31, 2022, we have raised approximately $2.24 billion in net proceeds from additional offerings of common stock and we have repurchased common stock for $245.8 million.

On August 1, 2022, the Company changed its name from "Apollo Investment Corporation" to "MidCap Financial Investment Corporation". Our common stock began to trade under the ticker “MFIC” on the NASDAQ Global Stock Market on August 12, 2022. Prior to August 12, 2022, the Company's common stock traded on the NASDAQ Global Select Market under the ticker “AINV”.

On November 3, 2022, the Company's Board changed the Company’s fiscal year end from March 31 to December 31, effective December 31, 2022. This Transition Report on Form 10-KT covers the nine-month transition period ended December 31, 2022 reflects our financial results for the nine-month period from April 1, 2022 through December 31, 2022 (the "Transition Period"). Prior to this Transition Report, our two most recent Annual Reports on Form 10-K cover the fiscal years ended March 31, 2022 and March 31, 2021, respectively, and reflect financial results for the respective twelve-month periods from April 1 to March 31. Unless otherwise noted, all references to "fiscal years" in this Transition Report refer to the twelve-month fiscal years that, prior to the Transition Period ended December 31, 2022, ended on March 31.

Our investment objective is to generate current income and, to a lesser extent, long-term capital appreciation. We invest primarily in directly originated and privately negotiated first lien senior secured loans to privately held U.S. middle-market companies, which we generally define as companies with less than $75 million in EBITDA, as may be adjusted for market disruptions, mergers and acquisitions-related charges and synergies, and other items. To a lesser extent, we may invest in other types of securities including, first lien unitranche, second lien senior secured, unsecured, subordinated, and mezzanine loans, and equities in both private and public middle market companies.

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

During the nine months ended December 31, 2022, we invested $0.5 billion across 12 new and 78 existing portfolio companies primarily through a combination of primary and secondary debt investments. This compares to $0.9 billion across 27 new and 79 existing portfolio companies during the nine months ended December 31, 2021. Investments sold or repaid during the nine months ended December 31, 2022 totaled $0.6 billion versus $0.8 billion during the nine months ended December 31, 2021. The weighted average yields on our secured debt portfolio, unsecured debt portfolio, total debt portfolio and total portfolio as of December 31, 2022 at our current cost basis were 10.9%, 10.0%, 10.9% and 9.3%, respectively. As of March 31, 2022, the yields were 8.1%, 0.0%, 8.1% and 7.1%, respectively. The portfolio yields may be higher than an investor’s yield on an investment in us due to sales load and other expenses. For the nine months ended December 31, 2022 and 2021, the total return based on the change in market price per share and taking into account dividends and distributions, if any, reinvested in accordance with the dividend reinvestment plan was -5.4% and 1.0%, respectively. Such returns do not reflect any sales load that stockholders may have paid in connection with their purchase of shares of our common stock.

As of December 31, 2022, our portfolio consisted of 135 portfolio companies and was invested 92% in secured debt, 0% in unsecured debt, 0% in structured products and other, 2% in preferred equity, and 6% in common equity/interests and warrants measured at fair value. As of March 31, 2022, our portfolio consisted of 139 portfolio companies and was invested 94% in secured debt, 0% in unsecured debt, 0% in structured products and other, 1% in preferred equity, and 5% in common equity/interests and warrants measured at fair value.

Since the initial public offering of the Company in April 2004 and through December 31, 2022, invested capital totaled $23.5 billion in 597 portfolio companies. Over the same period, the Company completed transactions with more than 100 different financial sponsors.

As of December 31, 2022, 100% of the corporate lending portfolio is floating rate debt, measured at fair value. On a cost basis, 100% is floating rate debt. As of March 31, 2022, 99% of the corporate lending portfolio was floating rate debt and 1% was fixed rate debt, measured at fair value. On a cost basis, 99% was floating rate debt and 1% was fixed rate debt. The interest rate type information is calculated using the Company’s corporate debt portfolio and excludes aviation, oil and gas, structured credit, renewables, shipping, commodities and investments on non-accrual status.

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

AIM is led by Howard Widra, Tanner Powell, Ted McNulty and Patrick Ryan. Potential investment and disposition opportunities are generally approved by one or more committees composed of personnel across AGM, including Messrs. Widra, Powell, McNulty and Ryan, by all or a majority of Messrs. Widra, Powell, McNulty or Ryan depending on the underlying investment type and/or the amount of such investment. The composition of such committees and the overall approval process for the Company’s investments may change from time to time. AIM draws upon AGM’s 30 year history and benefits from the broader firm’s significant capital markets, trading and research expertise developed through investments in many core sectors in over 200 companies since inception.

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

Investments

The Company seeks to create a portfolio of primarily debt investments, including secured and unsecured debt of private middle-market companies that, in the case of senior secured loans, generally are not broadly syndicated and whose aggregate tranche size is typically less than $300 million. Our portfolio may also include equity interests such as common stock, preferred stock, warrants or options. The average investment size will vary as the size of our capital base varies. Our target portfolio consists primarily of long-term secured debt, as well as unsecured and mezzanine positions of private middle-market companies. Structurally, unsecured and mezzanine debt usually ranks subordinate in priority of payment to senior debt, such as bank debt, and is characterized as unsecured. As such, other creditors may rank senior to us in the event of an insolvency.

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

The following is a representative list of the industries in which we have invested as of December 31, 2022:

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
•
Wholesale

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

The following table summarizes our top ten portfolio companies and industries based on fair value as of December 31, 2022:

Portfolio Company	% of Portfolio	Industry	% of Portfolio
Merx Aviation Finance, LLC	10.9%	Healthcare & Pharmaceuticals	19.5%
ChyronHego Corporation	5.1%	High Tech Industries	17.4%
Lending Point	1.9%	Aviation and Consumer Transport	11.6%
LashCo	1.8%	Business Services	11.1%
NFA Group	1.5%	Consumer Services	6.8%
Relation Insurance	1.5%	Beverage, Food & Tobacco	4.3%
PSI Services, LLC	1.5%	Insurance	3.5%
Electro Rent Corporation	1.4%	Consumer Goods – Non-durable	3.1%
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I LLC)	1.4%	Transportation – Cargo, Distribution	2.6%
New Era Technology, Inc.	1.4%	Automotive	2.5%
Total	28.4%	Total	82.4%

The following table summarizes our top ten portfolio companies and industries based on fair value as of March 31, 2022:

Portfolio Company	% of Portfolio	Industry	% of Portfolio
Merx Aviation Finance, LLC	11.8%	Healthcare & Pharmaceuticals	16.1%
ChyronHego Corporation	4.3%	High Tech Industries	15.7%
LashCo	1.7%	Aviation and Consumer Transport	12.5%
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I LLC)	1.7%	Business Services	10.7%
NFA Group	1.5%	Consumer Services	6.9%
PSI Services, LLC	1.4%	Beverage, Food & Tobacco	5.2%
MSEA Tankers LLC	1.4%	Transportation – Cargo, Distribution	3.3%
Electro Rent Corporation	1.4%	Insurance	3.2%
MAKS	1.3%	Consumer Goods – Non-durable	3.0%
New Wave Entertainment	1.3%	Automotive	2.9%
Total	27.8%	Total	79.5%

Investment Selection and Due Diligence

We are committed to a value-oriented philosophy of, among other things, capital preservation and commit resources to managing risks associated with our investment portfolio. Our Investment Adviser conducts due diligence on prospective portfolio companies. In conducting its due diligence, our Investment Adviser uses information provided by the company and its management team, publicly available information, as well as information from their extensive relationships with former and current management teams, consultants, competitors and investment bankers and the direct experience of the senior partners of our affiliates.

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

Under the Company's valuation policies and procedures, the Investment Adviser values investments, including certain secured debt, unsecured debt and other debt securities with maturities greater than 60 days, for which market quotations are readily available, at such market quotations (unless they are deemed not to represent fair value). We attempt to obtain market quotations from at least two brokers or dealers (if available, otherwise from a principal market maker, primary market dealer or other independent pricing service). We utilize mid-market pricing as a practical expedient for fair value unless a different point within the range is more representative. If and when market quotations are unavailable or are deemed not to represent fair value, we typically utilize independent third party valuation firms to assist us in determining fair value. Accordingly, such investments go through our multi-step valuation process as described below. In each case, our independent third party valuation firms consider observable market inputs together with significant unobservable inputs in arriving at their valuation recommendations for such investments. Investments purchased within the quarter before the valuation date and debt investments with remaining maturities of 60 days or less may each be valued at cost with interest accrued or discount accreted/premium amortized to the date of maturity (although they are typically valued at available market quotations), unless such valuation, in the judgment of our Investment Adviser, does not represent fair value. In this case such investments shall be valued at fair value as determined in good faith by or under the direction of the Investment Adviser including using market quotations where available. Investments that are not publicly traded or whose market quotations are not readily available are valued at fair value as determined in good faith by or under the direction of the Investment Adviser. Such determination of fair values may involve subjective judgments and estimates.

With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value, our Investment Adviser undertakes a multi-step valuation process each quarter, as described below:

1.
Our quarterly valuation process begins with independent valuation firms conducting independent appraisals and assessments for all the investments they have been engaged to review. If an independent valuation firm is not engaged during a particular quarter, the valuation may be conducted by the Investment Adviser;
2.
Preliminary valuation conclusions are then documented and discussed with senior management of our Investment Adviser.
3.
The Investment Adviser discusses valuations and determines in good faith the fair value of each investment in our portfolio based on the input of the applicable independent valuation firm.

4.
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

Investment Advisory Management Agreement

Management Services

AIM serves as our investment adviser and is a wholly-owned direct subsidiary of Apollo Global Management. AIM is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Subject to the overall supervision of our Board of Directors, the Investment Adviser manages the day-to-day operations of, and provides investment advisory and management services to, the Company. Under the terms of the investment advisory management agreement, AIM:

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

Management and Incentive Fee

Pursuant to the investment advisory management agreement, we incur a fee payable to AIM for investment advisory and management services consisting of two components - a base management fee and an incentive fee. For the nine months ended December 31, 2022, for the fiscal years ended March 31, 2022, and 2021, we incurred $26.62 million, $36.14 million and $36.44 million, respectively, in base management fees and incurred $5.69 million, $12 million and $0.00 million, respectively, in performance-based incentive fees.

Base Management Fee

For the period from April 1, 2018 to December 31, 2022, the base management fee is calculated initially at an annual rate of 1.50% (0.375% per quarter) of the lesser of (i) the average of the value of the Company’s gross assets (excluding cash or cash equivalents but including other assets purchased with borrowed amounts) at the end of each of the two most recently completed calendar quarters and (ii) the average monthly value (measured as of the last day of each month) of the Company’s gross assets (excluding cash or cash equivalents but including other assets purchased with borrowed amounts) during the most recently completed calendar quarter; provided, however, in each case, the base management fee is calculated at an annual rate of 1.00% (0.250% per quarter) of the average of the value of the Company’s gross assets (excluding cash or cash equivalents but including other assets purchased with borrowed amounts) that exceeds the product of (A) 200% and (B) the value of the Company’s net asset value at the end of the prior calendar quarter. The base management fee is payable quarterly in arrears. The value of the Company’s gross assets is calculated in accordance with the Company's valuation policies.

Beginning on January 1, 2023, the base management fee will be calculated at an annual rate of 1.75% (0.4375% per quarter) of the Company's net asset value as of the final business day of the prior calendar quarter; provided, however that the base management fee shall not be greater than 1.50% (0.375% per quarter) of the lesser of (i) the average of the value of the Company's gross assets (excluding cash or cash equivalents but including other assets purchased with borrowed amounts) at the end of each of the two most recently completed calendar quarters and (ii) the average monthly value (measured as of the last day of each month) of the Company's gross assets (excluding cash or cash equivalents but including other assets purchased with borrowed amounts) during the most recently completed calendar quarter. The base management fee will be payable quarterly in arrears. The value of the Company's gross assets shall be calculated in accordance with the Company's valuation procedures.

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

(3) for any quarter in which the Company’s pre-incentive fee net investment income for the Trailing Twelve Quarters exceeds the catch-up amount, the incentive fee shall equal 20.00% for each Legacy Fee Quarter and 17.50% otherwise of the amount of the Company’s pre-incentive fee net investment income for such Trailing Twelve Quarters, provided, however, that the incentive fee on income for any quarter shall not be greater than 20.00% or 17.50%, as applicable, of the amount of the Company's current quarter’s pre-incentive fee net investment income.

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

For accounting purposes only, we are required under GAAP to accrue a theoretical capital gains incentive fee based upon net realized capital gains and unrealized capital gain and loss on investments held at the end of each period. The accrual of this theoretical capital gains incentive fee assumes all unrealized capital gain and loss is realized in order to reflect a theoretical capital gains incentive fee that would be payable to the Investment Adviser at each measurement date. There was no accrual for theoretical capital gains incentive fee for the years ended December 31, 2022, March 31, 2022 and March 31, 2021. It should be noted that a fee so calculated and accrued would not be payable under the Investment Advisers Act of 1940 (the “Advisers Act”) or the investment advisory management agreement, and would not be paid based upon such computation of capital gains incentive fees in subsequent periods. Amounts actually paid to the Investment Adviser will be consistent with the Advisers Act and formula reflected in the investment advisory management agreement which specifically excludes consideration of unrealized capital gain.

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

Please see Part II of this Transition Report on Form 10-KT, Item 8. Financial Statements and Supplementary Data for subsequent events relating to the Company's fee offset agreement with AIM.

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

Duration and Termination

The continuation of our investment advisory management agreement was approved by our Board of Directors on August 1, 2022. Unless terminated earlier as described below, it will remain in effect from year to year if approved annually by our Board of Directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not “interested persons” as defined in the 1940 Act. The investment advisory management agreement will automatically terminate in the event of its assignment. Either party may terminate the investment advisory management agreement without penalty upon not more than 60 days’ written notice to the other party. See “Risk Factors - Risks Relating to our Business and Structure.”

Indemnification

The investment advisory management agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or reckless disregard of its duties and obligations, AIM and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from the Company for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of AIM’s services under the investment advisory management agreement or otherwise as an investment adviser of the Company.

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

At the nine months ended December 31, 2022, at the fiscal years ended March 31, 2022, and 2021, expenses incurred (net of reimbursements) under the administration agreement were $4 million, $5.5 million and $4.5 million, respectively. For administrative expenses incurred during the most recently completed fiscal quarter, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations; Expenses.”

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

On August 2, 2022, we have entered into a license agreement with AGM pursuant to which AGM has agreed to grant us a non-exclusive, non-transferable royalty-free license to use the name “MidCap Financial” (the "Licensed Mark"). Under this agreement, we have the right to use the “MidCap Financial” name, for so long as AIM or one of its affiliates remains our Investment Adviser. AGM has the right to use and license the “Licensed Mark” for use in connection with financial services pursuant to the Investment Management Agreement among MidCap FinCo Holdings Limited, MidCap FinCo Limited (now known as MidCap FinCo Designated Activity Company) (collectively with MidCap FinCo Holdings Limited, “MidCap”), and Apollo Capital Management, L.P. MidCap is a wholly-owned subsidiary of AGM. Other than with respect to this limited license, we will have no legal right to the “MidCap” name. This license agreement will remain in effect for so long as the investment advisory management agreement with our Investment Adviser is in effect.

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

Available Information

We file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements, codes of ethics and other information meeting the informational requirements of the 1934 Act. You may inspect and copy any materials we file with or submit to the SEC at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information filed electronically by us with the SEC which are available on the SEC’s Internet site at http://www.sec.gov. In addition, information specifically regarding how we voted proxies relating to portfolio securities for the nine months ended December 31, 2022 is available without charge, upon request, by calling 212-515-3450. Copies of these reports, proxy and information statements and other information may be obtained, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, Washington, D.C. 20549-0102.

Our Internet address is www.midcapfinancialic.com. We make available free of charge on our website our Transition Report on Form 10-KT, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on our website is not incorporated by reference into this Transition Report on Form 10-KT, and you should not consider information contained on our website to be part of this Transition Report on Form 10-KT.

Item 1A. Risk Factors

Investing in the Company involves a number of significant risks relating to the current environment, our business and structure, our investments, issuance of our preferred stock, and an investment in our common stock. As a result, there can be no assurance that we will achieve our investment objective. You should carefully consider the risks described below, together with all of the other information included in this report, before you decide whether to invest in the Company. The risks set forth below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition and/or operating results.

Risks Relating to the Current Environment

Capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which may have a negative impact on our business and operations.

From time to time, capital markets may experience periods of disruption and instability, including during portions of the past three fiscal years. For example, between 2007 and 2009, the global capital markets experienced an extended period of disruption as evidenced by a lack of liquidity in the debt capital markets, write-offs in the financial services sector, the re-pricing of credit risk and the failure of certain major financial institutions. At that time, despite actions of the United States, federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While market conditions have largely recovered from the events of 2008 and 2009, there have been continuing periods of volatility, some lasting longer than others. There can be no assurance these market conditions will not continue or worsen in the future, including as a result of inflation and rising interest rates, the war in Ukraine and Russia, and health epidemics and pandemics.

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

In an effort to combat inflation, the U.S. Federal Reserve has increased the federal funds rate in 2022 and is widely expected to further increase the federal funds rate in 2023. Because we borrow money and may issue debt securities or preferred stock to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred stock and the rate at which we invest these funds. In this period of rising interest rates, our interest income will increase as the majority of our portfolio bears interest at variable rates while our cost of funds will also increase, to a lesser extent, given the majority of our indebtedness bears interest at fixed rates, with the net impact being an increase to our net investment income. Conversely, if interest rates decrease we may earn less interest income from investments and our cost of funds will also decrease, to a lesser extent, resulting in lower net investment income. From time to time, we may also enter into certain hedging transactions to mitigate our exposure to changes in interest rates. In the past, we have entered into certain hedging transactions, such as interest rate swap agreements, to mitigate our exposure to adverse fluctuations in interest rates, and we may do so again in the future. However, we cannot assure you that such transactions will be successful in mitigating our exposure to interest rate risk. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

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

Certain of our portfolio companies are in industries that have been impacted by inflation. Recent inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations. Additionally, the Federal Reserve has raised, and has indicated its intent to continue raising, certain benchmark interest rates in an effort to combat inflation. See “We are exposed to risks associated with changes in interest rates, including the current rising interest rate environment.”

The war in Ukraine and Russia may continue to have a material adverse impact on us and our portfolio companies.

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

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by the Investment Advisor and under the direction of our Board. Decreases in the market values or fair values of our investments are recorded as unrealized depreciation, which reduces our net asset value. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse impact on our business, financial condition and results of operations.

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

Should the U.S economy be adversely impacted by increased volatility in the global financial markets caused by continued contagion from the Eurozone crisis, further turbulence in Chinese stock markets and global commodity markets, Brexit, the war in Ukraine and Russia, health epidemics and pandemics or for any other reason, loan and asset growth and liquidity conditions at U.S. financial institutions, including us, may deteriorate.

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

Some areas identified as subject to potential change, amendment or repeal include the Dodd-Frank Act, including the Volcker Rule, the interpretation of those rules relating to capital, margin, trading and clearance and settlement of derivatives and various swaps and derivatives regulations, credit risk retention requirements and the authorities of the Federal Reserve, the Financial Stability Oversight Council and the SEC. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

Changes in interest rates may adversely affect the value of our portfolio investments which could have an adverse effect on our business, financial condition and results of operations.

Our debt investments may be based on floating rates, such as the London Interbank Offered Rate (“LIBOR”), the Euro Interbank Offered Rate (“EURIBOR”), the federal funds rate or the prime rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital. Most of the debt instruments we invest in are unrated or rated below investment grade, which is often an indication of size, credit worthiness and speculative nature relative to the capacity of the borrower to pay interest and principal. These securities, which are often referred to as “junk” or “high yield,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. These securities are especially sensitive to adverse changes in general economic conditions and to price fluctuation in response to changes in interest rates. During periods of economic downturn or rising interest rates, issuers of below investment grade instruments may experience financial stress that could adversely affect their ability to make payments of principal and interest and increase the possibility of default. A reduction in the interest rates on new investments relative to interest rates on current investments could also have an adverse impact on our net interest income. An increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans, and also could increase our interest expense, thereby decreasing our net income. Also, an increase in interest rates available to investors could make investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock.

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

If MFIC can no longer claim exemption from being deemed a “commodity pool operator” pursuant to Commodity Futures Trading Commission (the “CFTC”) rules, MFIC and AIM could be subject to additional regulatory requirements.

In December 2019, the CFTC amended certain rules to require BDCs that trade “commodity interests” (as defined under CFTC rules) to a de minimis extent to file an electronic notice of exclusion to not be deemed a “commodity pool operator” pursuant to CFTC regulations. This exclusion allows BDCs that trade commodity interests to forgo regulation under the CEA and the CFTC. AIM has claimed this exclusion which relieves AIM from registering with the CFTC as the commodity pool operator (“CPO”) of MFIC, provided that MFIC (i) continues to be regulated by the SEC as a BDC, (ii) allocates no more than a designated percentage of its liquidation value to futures contracts, certain swap contracts and certain other derivative instruments that are within the jurisdiction of the Commodity Exchange Act (collectively, “CEA-regulated products”), and (iii) is not marketed to the public as a commodity pool or as a vehicle for trading in CEA-regulated products. If MFIC is unable to claim this exclusion, or fails to do so in the future, with respect to us, AIM would become subject to registration and regulation as a commodity pool operator under the CEA. This additional regulation would subject AIM and MFIC to additional registration and regulatory requirements, along with increasing operating expenses which could have a material adverse effect on our business, results of operations or financial condition.

The continued uncertainty relating to the U.S. and global economy could have a negative impact on our business.

The Company’s business is directly influenced by the economic cycle, and has been and could further be negatively impacted by a downturn in economic activity in the U.S. as well as globally. Fiscal and monetary actions taken by U.S. and non-U.S. government and regulatory authorities could have a material adverse impact on our business. To the extent uncertainty regarding the U.S. or global economy negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be adversely affected. Moreover, Federal Reserve policy, including with respect to certain interest rates and the decision to end its quantitative easing policy, may also adversely affect the value, volatility and liquidity of dividend and interest paying securities. Market volatility, rising interest rates and/or a return to unfavorable economic conditions could adversely affect our business.

Changes to U.S. federal income tax laws could materially and adversely affect us and our stockholders.

The present U.S. federal income tax laws may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the U.S. federal income tax treatment of us or an investment in our shares. For example, the Tax Cuts and Jobs Act enacted in 2017 made substantial changes to the Code. Among those changes are a significant permanent reduction in the generally applicable corporate tax rate, changes in the taxation of individuals and other non-corporate taxpayers that generally but not universally reduce their taxes on a temporary basis subject to ‘‘sunset’’ provisions, the elimination or modification of various previously allowed deductions (including substantial limitations on the deductibility of interest and, in the case of individuals, the deduction for personal state and local taxes), certain preferential rates of taxation on certain dividends and certain business income derived by non-corporate taxpayers in comparison to other ordinary income recognized by such taxpayers, and significant changes to the international tax rules. On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which includes numerous provisions that impact corporations, including the implementation of a corporate alternative minimum tax and a 1% excise tax on certain stock repurchases and economically similar transactions. However, RICs are excluded from the definition of an "applicable corporation" and therefore are not subject to the corporate alternative minimum tax. Additionally, stock repurchases by RICs are specifically exempted from the 1% excise tax.

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

Certain of our portfolio companies’ businesses could be adversely affected by the effects of health pandemics or epidemics, including the ongoing COVID-19 pandemic, which has had, and may continue to have, a negative impact on our and our portfolio companies’ businesses and operations.

Certain of our portfolio companies’ businesses could be adversely affected by the effects of health pandemics or epidemics, including the ongoing COVID-19 global pandemic, the evolution of which continues to be uncertain. Recurring COVID-19 outbreaks around the world have heightened concerns relating to new and potentially more dangerous virus variants, which, if transmitted around the globe could lead to the re-introduction of restrictions that were in place in 2020, 2021, and to a lesser extent in 2022, or even the adoption of other more strict measures to combat outbreaks. Another severe outbreak of COVID-19 or another pandemic can disrupt our and our portfolio companies’ businesses and materially and adversely impact our and/or their financial results.

The COVID-19 pandemic contributed to certain conditions associated with the current macroeconomic environment and caused significant disruptions and instabilities in the global and U.S. financial markets or deteriorations in credit and financing conditions. A resurgence of COVID-19 or another pandemic with effects similar to those of COVID-19 may adversely affect our and our portfolio companies’ liquidity positions.

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

BDCs may issue and sell common stock at a price below net asset value per share only in limited circumstances, one of which is during the one-year period after stockholder approval. In the past, our stockholders have approved a plan so that during the subsequent 12 month period we could, in one or more public or private offerings of our common stock, sell or otherwise issue shares of our common stock at a price below the then current net asset value per share, subject to certain conditions including parameters on the level of permissible dilution, approval of the sale by a major1ity of our independent directors and a requirement that the sale price be not less than approximately the market price of the shares of our common stock at specified times, less the expenses of the sale. Although we currently do not have such authority, we may in the future seek to receive such authority on terms and conditions set forth in the corresponding proxy statement. There is no assurance such approvals will be obtained.

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

The agreements governing certain of our debt instruments require us to comply with certain financial and operational covenants. These covenants require us to, among other things, maintain certain financial ratios, including asset coverage and minimum stockholders’ equity. As of December 31, 2022, we were in compliance with these covenants. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. In the event of deterioration in the capital markets and pricing levels subsequent to this period, net unrealized loss in our portfolio may increase in the future. Absent an amendment to our senior secured credit facility, continued unrealized loss in our investment portfolio could result in non-compliance with certain covenants.

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

As of December 31, 2022, we had approximately $1,012.5 million of outstanding borrowings under our senior secured credit facility, $350.0 million in aggregate amount outstanding of the 2025 Notes and $125.0 million aggregate principal amount of our 2026 Notes. In order for us to cover our annual interest payments on our outstanding indebtedness at December 31, 2022, we must achieve annual returns on our December 31, 2022 total assets of at least 3.49%. The weighted average stated interest rate charged on our principal amount of outstanding indebtedness as of December 31, 2022 was 5.93%. We intend to continue borrowing under our senior secured credit facility in the future and we may increase the size of it or issue additional debt securities or other evidences of indebtedness (although there can be no assurance that we will be successful in doing so). For more information on our indebtedness, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition, Liquidity and Capital Resources.” Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. The amount of leverage that we employ at any particular time will depend on our Investment Adviser’s and our board of directors’ assessments of market and other factors at the time of any proposed borrowing.

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

The following table illustrates the effect on return to a holder of our common stock of the leverage created by our use of borrowing at the weighted average stated interest rate of 5.93% as of December 31, 2022, together with (a) our total value of net assets as of December 31, 2022; (b) approximately $1,487.5 million in aggregate principal amount of indebtedness outstanding as of December 31, 2022 and (c) hypothetical annual returns on our portfolio of minus 10% to plus 10%.

Assumed Return on Portfolio (Net of Expenses) (1)	(10)%	(5)%	—%	5%	10%
Corresponding Return to Common Stockholders (2)	(34)%	(22)%	(9)%	4%	17%

(1)
The assumed portfolio return is required by SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table. Pursuant to SEC regulations, this table is calculated as of December 31, 2022. As a result, it has not been updated to take into account any changes in assets or leverage since December 31, 2022.
(2)
In order to compute the “Corresponding Return to Common Stockholders,” the “Assumed Return on Portfolio” is multiplied by the total value of our assets at December 31, 2022 to obtain an assumed return to us. From this amount, the interest expense (calculated by multiplying the weighted average stated interest rate of 5.93% by the approximately $1,487.5 million of principal debt outstanding) is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets as of December 31, 2022 to determine the “Corresponding Return to Common Stockholders.”

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

We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming no changes to our balance sheet as of December 31, 2022, a hypothetical one percent increase in LIBOR on our floating rate assets and liabilities would Increase our earnings by thirteen cents per average share over the next twelve months. Assuming no changes to our balance sheet as of December 31, 2022, a hypothetical two percent increase in LIBOR on our floating rate assets and liabilities would increase our earnings by twenty six cents per average share over the next twelve months. Assuming no changes to our balance sheet as of December 31, 2022, a hypothetical three percent increase in LIBOR on our floating rate assets and liabilities would increase our earnings by thirty nine cents per average share over the next twelve months. Assuming no changes to our balance sheet as of December 31, 2022, a hypothetical four percent increase in LIBOR on our floating rate assets and liabilities would increase our earnings by fifty two cents per average share over the next twelve months. Assuming no changes to our balance sheet as of December 31, 2022, a hypothetical one percent decrease in LIBOR on our floating rate assets and liabilities would decrease our earnings by thirteen cents per average share over the next twelve months. In addition, we believe that our interest rate matching strategy and our ability to hedge mitigates the effects any changes in interest rates may have on our investment income. Although management believes that this is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase or decrease in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

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

Many of our portfolio investments are recorded at fair value as determined in good faith by the Investment Advisor and under the direction of our Board of Directors and, as a result, there is uncertainty as to the value of our portfolio investments.

A large percentage of our portfolio investments are not publicly traded. The fair value of these investments may not be readily determinable. We value these investments quarterly at fair value (based on ASC 820, its corresponding guidance and the principal markets in which these investments trade) as determined in good faith by the Investment Advisor and under the direction of our Board of Directors pursuant to a written valuation policy and a consistently applied valuation process utilizing the input of our Investment Adviser, independent valuation firms, third party pricing services and the Audit Committee of the Board of Directors. Our Board of Directors utilizes the services of independent valuation firms to aid it in determining the fair value of these investments. The types of factors that may be considered in fair value pricing of these investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to more liquid securities, indices and other market-related inputs, discounted cash flow, our principal market and other relevant factors. For these securities for which a quote is either not readily available or deemed not to represent fair value, we utilize independent valuation firms to assist with valuation of these Level 3 investments. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a readily available market for these investments existed and may differ materially from the amounts we realize on any disposition of such investments. Our net asset value could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon the disposal of such investments. In addition, decreases in the market values or fair values of our investments are recorded as unrealized loss. Unprecedented declines in prices and liquidity in the corporate debt markets have resulted in significant net unrealized loss in our portfolio, as well as a reduction in NAV, in the past. Depending on market conditions, we could incur substantial realized losses and may continue to suffer additional unrealized losses in future periods, which could have a material adverse impact on our business, financial condition and results of operations.

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

Allocation of Expenses

We have entered into a royalty-free license agreement with AGM, pursuant to which AGM has agreed to grant us a non-exclusive license to use the name “MidCap Financial”. Under the license agreement, we have the right to use the “MidCap Financial” name for so long as AIM or one of its affiliates remains the Investment Adviser. In addition, we rent office space from AIA, an affiliate of AIM, and pay AIA our allocable portion of overhead and other expenses incurred by AIA in performing its obligations under the administration agreement, including our allocable portion of the compensation, rent and other expenses of our Chief Financial Officer, Chief Legal Officer and Chief Compliance Officer and their respective staffs, which can create conflicts of interest that our Board of Directors must monitor.

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

The Company’s investment adviser sources originated loans from MidCap FinCo Designated Activity Company (“MidCap FinCo”). MidCap FinCo’s success in originating loans depends to a significant extent on the services provided by its personnel and the personnel of its manager. If MidCap FinCo and its manager are unsuccessful in originating loans, the Company’s ability to reach its investment objectives may be adversely affected.

MidCap FinCo is discretionarily managed by Apollo Capital Management, L.P., an affiliate of our Investment Advisor. As a result, MidCap FinCo is currently under common control with us. Additionally, MidCap FinCo originates a significant amount of senior secured first lien loans in which we participate pursuant to our co-investment order. Our Investment Adviser reviews, evaluates and negotiates, as applicable, each such potential investment to ensure it is appropriate for us. While Apollo’s investment management relationship with MidCap FinCo currently allows us to access MidCap FinCo’s origination volume, Apollo and MidCap FinCo are distinct and separate legal entities with different businesses and interests. Thus, if MidCap FinCo were to terminate its investment management agreement with Apollo, we may no longer have the same access to MidCap FinCo’s origination volume. MidCap FinCo is not an investment adviser, subadviser or fiduciary to us or to our Investment Adviser. MidCap FinCo is not obligated to take into account our interests (or those of other potential participants in its originations) when originating loans across its platform. Various factors, including its ability to retain and attract personnel with origination experience, relationships and expertise, will affect MidCap FinCo’s business. There can be no guarantee that MidCap FinCo will continue to originate loans at its historic levels of quality or volume.

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

Crude oil and natural gas prices historically have been volatile and likely will continue to be volatile given current geopolitical conditions and the recent significant increase in oil prices during 2022. The prices for crude oil and natural gas are subject to a variety of factors beyond our control, such as the domestic and foreign supply of crude oil and natural gas; consumer demand for crude oil and natural gas, and market expectations regarding supply and demand. These factors and the volatility of the energy markets make it extremely difficult to predict price movements. Accordingly, our portfolio companies in the energy sector are at risk for the volatility in crude oil and natural gas prices. A prolonged increase or decline in crude oil and/or natural gas prices may have an adverse effect on our business, financial condition and/or operating results.

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

The current macroeconomic environment is characterized by record-high inflation, supply chain challenges, labor shortages, high interest rates, foreign currency exchange volatility, volatility in global capital markets and growing recession risk. The risks associated with our and our portfolio companies’ businesses are more severe during periods of economic slowdown or recession.

Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our loans during these periods. See "Certain of our portfolio companies’ businesses could be adversely affected by the effects of health pandemics or epidemics, including the ongoing COVID-19 pandemic, which has had, and may continue to have, a negative impact on our and our portfolio companies’ businesses and operations.". Therefore, our non-performing assets may increase and the value of our portfolio may decrease during these periods if we are required to write down the values of our investments. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.

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

While we may enter into transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. Our ability to engage in hedging transactions may also be adversely affected by recent rules adopted by the CFTC. In addition, tax rules governing our transactions in hedging instruments may affect whether gains and losses recognized by us are treated as ordinary or capital, accelerate our recognition of income or gain, defer losses, and cause adjustments in our holding periods of securities, thereby affecting, among other things, whether capital gains and losses are treated as short-term or long-term. These rules could therefore affect the amount, timing and/or character of distributions to stockholders.

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

In August 2022, Rule 18f-4 under the Investment Company Act, regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations (except reverse repurchase agreements and similar financing transactions), became effective. Under the new rule, BDCs that make significant use of derivatives are required to operate subject to a value-at-risk leverage limit, adopt a derivatives risk management program and appoint a derivatives risk manager, and comply with various testing and board reporting requirements. These new requirements apply unless the BDC qualifies as a “limited derivatives user,” as defined under the adopted rules. Under the new rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. We currently operate as a “limited derivatives user” which may limit our ability to use derivatives and/or enter into certain other financial contracts.

The effects of various environmental regulations may negatively affect the aviation industry and some of our portfolio companies.

The effects of various environmental regulations may negatively affect the airline industry. This may adversely affect some of our portfolio companies. Governmental regulations regarding aircraft and engine noise and emissions levels apply based on where the relevant aircraft is registered and operated. For example, jurisdictions throughout the world have adopted noise regulations which require all aircraft to comply with noise level standards. In addition to the current requirements, the United States and the International Civil Aviation Organization (“ICAO”) adopted a more stringent set of standards for noise levels which applies to engines manufactured or certified on or after January 1, 2006.

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

European countries generally have relatively strict environmental regulations that can restrict operational flexibility and decrease aircraft productivity. The European Parliament has confirmed that all emissions from flights within the EU are subject to the EU's Emissions Trading Scheme ("ETS") requirement, even those emissions that are emitted outside of the EU. The EU suspended the enforcement of the ETS requirements for international flights outside of the EU due to a proposal issued by the ICAO in October 2013 to develop a global program to reduce international aviation emissions. In 2016, the ICAO passed a resolution adopting the Carbon Offsetting and Reduction Scheme for International Aviation (“CORSIA”), which is a global, market-based emissions offset program to encourage carbon-neutral growth beyond 2020. CORSIA is being implemented in phases beginning with a voluntary pilot which began in 2021 and will continue through 2023, in which countries may voluntarily participate, and full mandatory participation is scheduled to begin in 2027. ICAO continues to develop details regarding implementation, but compliance with CORSIA will increase operating costs for affected portfolio companies. Any of these regulations could limit the economic life of the aircraft and engines, reduce their value, limit our portfolio companies’ ability to lease or sell the non-compliant aircraft and engines or, if engine modifications are permitted, require our portfolio companies to make significant additional investments in the aircraft and engines to make them compliant. In addition, compliance with current or future regulations, taxes or duties imposed to deal with environmental concerns could cause our portfolio companies to incur higher costs, thereby generating lower net revenues and resulting in an adverse impact on the financial condition of such portfolio companies.

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

The Company has a senior secured credit facility. Prior to November 19, 2022, total lender commitments were $1,810,000. As of December 31, 2022, total lender commitments were $1,763,829 and will decrease to $1,705,000 by no later than November 19, 2023 as non-extending lender commitments are paid down. The senior secured credit facility provides for, among other things, (a) expiration of the commitments on December 22, 2024 (b) maturity of December 22, 2025 and (c) a Minimum Shareholders’ Equity covenant that the Company will not permit the Shareholders’ Equity to be less than the greater of (x) 30% of assets and (y) $705 million plus 25% of the net proceeds of sale of common equity interests.

The senior secured credit facility remains secured by substantially all of the assets in the Company’s portfolio, including cash and cash equivalents. Commencing December 31, 2024, the Company is required to repay, in twelve consecutive monthly installments of equal size, the outstanding amount under the senior secured credit facility as of December 22, 2024. In addition, the stated interest rate on the facility remains as a formula-based calculation based on a minimum borrowing base, resulting in a stated interest rate, depending on the type of borrowing, of (a) either LIBOR plus 1.75% per annum or LIBOR plus 2.00% per annum, or (b) either Alternate Base Rate plus 0.75% per annum or Alternate Base Rate plus 1% per annum. Alternate Base Rate means, for any day, a rate per annum equal to the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate for such day plus 1/2 of 1% and (c) the rate per annum equal to 1% plus the rate appearing on Reuters Screen LIBOR01 Page at approximately 11:00 A.M., London time, on such day, for US Dollar deposits with a term of one month. As of December 31, 2022, the stated interest rate on the facility was LIBOR plus 2.00% or the Sterling Overnight Index Average ("SONIA") plus 2.00%. The Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the senior secured credit facility and participation fees and fronting fees between 2.00% and 2.25% per annum on the letters of credit issued.

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
•
the ratings assigned by national statistical ratings agencies
•
the general economic market environment;
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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2022, we did not own any real estate or other physical properties materially important to our operations. Our administrative and principal executive offices are located at 3 Bryant Park, New York, NY 10036 and 9 West 57th Street, New York, NY 10019, respectively. We believe that our office facilities are suitable and adequate for our business as it is currently conducted.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock and Stockholders

On August 1, 2022, the Company changed its name from "Apollo Investment Corporation" to "MidCap Financial Investment Corporation". Our common stock began to trade under the ticker “MFIC” on the NASDAQ Global Stock Market on August 12, 2022. Prior to August 12, 2022, the Company's common stock traded on the NASDAQ Global Select Market under the ticker “AINV”.

The following table sets forth, for the quarterly reporting periods indicated, the net asset value (“NAV”) per share of our common stock and the high and low sales price for our common stock, as reported on the NASDAQ Global Select Market, and distributions per share information:

		Sales Price
	NAV Per Share (1)	High	Low	Premium (Discount) of High Sales Price to NAV (2)	Premium (Discount) of Low Sales Price to NAV (2)	Distributions Declared
Quarter Ended
December 31, 2022	$15.10	$12.54	$10.06	(16.9)%	(33.4)%	$0.37
September 30, 2022	15.45	13.69	10.13	(11.4)%	(34.4)%	0.32
June 30, 2022	15.52	13.73	10.01	(11.5)%	(35.5)%	0.36
March 31, 2022	15.79	13.99	12.29	(11.4)%	(22.2)%	0.36
December 31, 2021	16.08	13.57	11.75	(15.6)%	(26.9)%	0.36
September 30, 2021	16.07	14.10	12.35	(12.3)%	(23.1)%	0.36
June 30, 2021	16.02	15.27	13.41	(4.7)%	(16.3)%	0.36

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

While our common stock has from time to time traded in excess of our net asset value, there can be no assurance, however, that it will trade at such a premium (to NAV) in the future. The last reported closing market price of our common stock on February 17, 2023 was $12.37 per share. As of February 17, 2023, we had 38 stockholders of record.

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

The following table lists the quarterly distributions per share from our common stock for the past two fiscal years:

Distributions Declared
Quarter Ended
December 31, 2022	$0.37
September 30, 2022	0.32
June 30, 2022	0.36
March 31, 2022	0.36
December 31, 2021	0.36
September 30, 2021	0.36
June 30, 2021	0.36

Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The Company adopted the following plans, approved by the Board of Directors, for the purpose of repurchasing its common stock in accordance with applicable rules specified in the 1934 Act (the “Repurchase Plans”):

Date of Agreement/Amendment	Maximum Cost of Shares That May Be Repurchased	Cost of Shares Repurchased	Remaining Cost of Shares That May Be Repurchased
August 5, 2015	$50.0 million	$50.0 million	$—
December 14, 2015	50.0 million	50.0 million	—
September 14, 2016	50.0 million	50.0 million	—
October 30, 2018	50.0 million	50.0 million	—
February 6, 2019	50.0 million	45.8 million	4.2 million
February 3, 2022	25.0 million	— million	25.0 million
Total as of December 31, 2022	$275.0 million	$245.8 million	$29.2 million

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

Under the Repurchase Plans described above, the Company allocated the following amounts to be repurchased in accordance with SEC Rule 10b5-1 (the “10b5-1 Repurchase Plans”):

Effective Date	Termination Date	Amount Allocated to 10b5-1 Repurchase Plans
September 15, 2015	November 5, 2015	$5.0 million
January 1, 2016	February 5, 2016	10.0 million
April 1, 2016	May 19, 2016	5.0 million
July 1, 2016	August 5, 2016	15.0 million
September 30, 2016	November 8, 2016	20.0 million
January 4, 2017	February 6, 2017	10.0 million
March 31, 2017	May 19, 2017	10.0 million
June 30, 2017	August 7, 2017	10.0 million
October 2, 2017	November 6, 2017	10.0 million
January 3, 2018	February 8, 2018	10.0 million
June 18, 2018	August 9, 2018	10.0 million
September 17, 2018	October 31, 2018	10.0 million
December 12, 2018	February 7, 2019	10.0 million
February 25, 2019	May 17, 2019	25.0 million
March 18, 2019	May 17, 2019	10.0 million
June 4, 2019	August 7, 2019	25.0 million
June 17, 2019	August 7, 2019	20.0 million
September 16, 2019	November 6, 2019	20.0 million
December 6, 2019	February 5, 2020	25.0 million
December 16, 2019	February 5, 2020	15.0 million
March 12, 2020	March 19, 2020	20.0 million
March 30, 2021	May 21, 2021	10.0 million
June 16, 2021	November 5, 2021	10.0 million
December 16, 2021	August 3, 2022	5.0 million
December 27, 2022	February 22, 2023*	10.0 million

The following table presents information with respect to the Company’s purchases of its common stock since adoption of the Repurchase Plans through December 31, 2022:

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

Stock Performance Graph

This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index, the Russell 2000 Financial Services Index, and the S&P Small Cap 600 Financials Index, for the period March 31, 2018 through December 31, 2022. The graph assumes that, on March 31, 2018, a person invested $100 in each of the following: our common stock, the S&P 500 Index, the Russell 2000 Financial Services Index, and the S&P Small Cap 600 Financials Index. The graph measures total stockholder return, which takes into account both changes in stock price and distributions. It assumes that distributions paid are invested in like securities.

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
3/31/2018
3/31/2019
3/31/2020
3/31/2021
3/31/2022
12/31/2022
MidCap Investment Corporation
S&P 500
Russell 2000
S&P Small Cap 600 Financials

The graph and other information furnished under this Part II, Item 5 of this Transition Report on Form 10-KT shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the 1934 Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

Fee and Expenses

The following table is intended to assist you in understanding the costs and expenses that an investor in shares of our common stock will bear directly or indirectly based upon the assumptions set forth below. The following table and example should not be considered a representation of our future expenses. Actual expenses may be greater or less than shown. Except where the context suggests otherwise, whenever this Transition Report on Form 10-KT contains a reference to fees or expenses paid by “you,” “us” or “the Company,” or that “we” will pay fees or expenses, common stockholders will indirectly bear such fees or expenses as investors in the Company.

Stockholder transaction expenses:
Sales load (as a percentage of offering price)	-%(1)
Offering expenses (as a percentage of offering price)	-%(2)
Dividend reinvestment plan expenses	-%(3)
Total common stockholder transaction expenses (as a percentage of offering price)	None
Annual expenses (as percentage of net assets attributable to common stock) (4):
Management fees	1.78%(5)
Incentive fees payable under investment advisory management agreement	2.22%(6)
Interest and other debt expenses on borrowed funds	7.39%(7)
Other expenses	1.44%(8)
Total annual expenses	12.83%(9)

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

	1 year	3 years	5 years	10 years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return	$103	$292	$461	$806

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

For example, if we assumed that we received our 5% annual return completely in the form of net realized capital gains on our investments, which results in a capital gains incentive fee earned, the projected dollar amount of total cumulative expenses set forth in the above illustration and the capital gains incentive fee would be as follows:

	1 year	3 years	5 years	10 years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return (all of which is subject to a capital gains incentive fee)	$123	$342	$527	$878

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

(1)
In the event that the securities are sold to or through underwriters, a corresponding prospectus supplement and any related free writing prospectus will disclose the applicable sales load. Purchases of shares of our common stock on the secondary market are not subject to sales charges but may be subject to brokerage commissions or other charges. The table does not include any sales load that stockholders may have paid in connection with their purchase of shares of our common stock.
(2)
The related prospectus supplement and any related free writing prospectus will disclose the estimated amount of offering expenses, the offering price and the offering expenses borne by us as a percentage of the offering price.
(3)
The expenses of the dividend reinvestment plan per share are included in “Other expenses.”
(4)
“Net assets attributable to common stock” equals average net assets for the nine month period ended December 31, 2022.
(5)
Assumes management fees earned by our Investment Adviser, AIM, consistent with the fee structure beginning January 1, 2023 adjusted for new debt and equity issuances, if applicable. Calculated based on the net asset value as of the final business day of each quarter for the nine months ended December 31, 2022.

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

On January 16, 2019, we entered into a fee offset agreement with AIM in connection with revenue realized by AIM and its affiliates for the management of certain aircraft assets. We will receive an offsetting credit against total incentive fees otherwise due to AIM under the investment advisory management agreement. The amount offset will initially be 20% of the management fee revenue earned and incentive fee revenue realized by AIM and its affiliates in connection with managing aircraft assets on related insurance balance sheets (“New Balance Sheet Investments”), new aircraft managed account capital (“New Managed Accounts”) and new dedicated aircraft funds (“New Aircraft Funds”). Once the aggregate capital raised by New Aircraft Funds or New Managed Accounts and capital invested by the New Balance Sheet Investments exceeds $3 billion cumulatively, the fee offset will step down to 10% of the amount of incremental management fee revenue earned and incentive fee revenue realized by AIM and its affiliates. The fee offset will be in place for seven years, however the incentive fees realized by AIM and its affiliates after this seven-year period from applicable investments that were raised or made within the seven-year period will also be used to offset incentive fees payable to AIM by us. The offset will be limited to the amount of incentive fee payable by us to AIM and any unapplied fee offset which exceeds the incentive fees payable in a given quarter will carry forward to be credited against the incentive fees payable by us in subsequent quarters. For the nine months ended December 31, 2022, management fee offset was $0.2 million.

(6)
Assumes that annual incentive fees earned by our Investment Adviser, AIM, consistent with the fee structure beginning January 1, 2023 adjusted for new debt and equity issuances. Calculated based on the average of pre-incentive fee net investment income for the nine months ended December 31, 2022, excluding any potential impact from the “Incentive Fee Cap” which could result in a reduction in the incentive fee.

The Incentive Fee payable to our Investment Adviser is based on our performance and is not paid unless we achieve certain goals. It consists of two components, one based on income and the other based on capital gains, that are determined independent of each other, with the result that one component may be payable even if the other is not.

For a more detailed discussion of the calculation of this fee, see “Business—Investment Advisory Management Agreement” in this Transition Report on Form 10-KT.

(7)
Our interest and other debt expenses are based on borrowing levels and interest rates consistent with the levels during the nine months ended December 31, 2022. As of December 31, 2022, we had $1,487.5 million in borrowings outstanding, consisting of $1,012.5 million outstanding under our senior secured credit facility, $350.0 million aggregate principal amount of our 2025 Notes and $125.0 million aggregate principal amount of our 2026 Notes. As of December 31, 2022, the Company had $37.7 million in standby letters of credit issued through the senior secured credit facility. The amount available for borrowing under the senior secured credit facility is reduced by any standby letters of credit issued.
(8)
Includes our estimated overhead expenses, including payments under the administration agreement based on our allocable portion of overhead and other expenses incurred by AIA in performing its obligations under the administration agreement. See “Business—Administrative Agreement” in this Transition Report on Form 10-KT.
(9)
“Total annual expenses” as a percentage of net assets attributable to common stock are higher than the total annual expenses percentage would be for a company that is not leveraged. We borrow money to leverage our net assets and increase our total assets. The SEC requires that the “Total annual expenses” percentage be calculated as a percentage of net assets (defined as total assets less indebtedness), rather than the total assets, including assets that have been funded with borrowed monies. If the “Total annual expenses” percentage were calculated instead as a percentage of total assets, our “Total annual expenses” would be 5.02% of total assets.

Senior Securities

Information about our senior securities (including debt securities and other indebtedness) is shown in the following table as of the nine months ended December 31, 2022, and each year ended March 31 over the past nine fiscal years. The report of our independent registered public accounting firm covering the total amount of senior securities outstanding as of December 31, 2022, and March 31, 2022, 2021, 2020, 2019, 2018, 2017, 2016, 2015, and 2014 is included elsewhere in this Transition Report on Form 10-KT.

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Estimated Market Value Per Unit (4)
Senior Secured Facility
Fiscal Year Ended December 31, 2022	$1,012,503	$1,648	$—	N/A(5)(10)
Fiscal Year Ended March 31, 2022	1,080,468	1,635	—	N/A(5)(10)
Fiscal Year Ended March 31, 2021	1,119,186	1,705	—	N/A(5)
Fiscal Year Ended March 31, 2020	1,449,402	1,567	—	N/A(5)
Fiscal Year Ended March 31, 2019	638,888	2,153	—	N/A(5)
Fiscal Year Ended March 31, 2018	285,216	2,770	—	N/A(5)
Fiscal Year Ended March 31, 2017	200,923	2,709	—	N/A(5)
Fiscal Year Ended March 31, 2016	637,904	2,235	—	N/A(5)
Fiscal Year Ended March 31, 2015	384,648	2,288	—	N/A(5)
Fiscal Year Ended March 31, 2014	602,261	2,496	—	N/A(5)
Senior Secured Notes
Fiscal Year Ended December 31, 2022	$—	$—	$—	—(10)
Fiscal Year Ended March 31, 2022	—	—	—	—(10)
Fiscal Year Ended March 31, 2021	—	—	—	—
Fiscal Year Ended March 31, 2020	—	—	—	—
Fiscal Year Ended March 31, 2019	—	—	—	—(6)
Fiscal Year Ended March 31, 2018	16,000	2,770	—	N/A(6)
Fiscal Year Ended March 31, 2017	16,000	2,709	—	N/A(6)
Fiscal Year Ended March 31, 2016	45,000	2,235	—	N/A(6)
Fiscal Year Ended March 31, 2015	270,000	2,288	—	N/A
Fiscal Year Ended March 31, 2014	270,000	2,496	—	N/A
2042 Notes
Fiscal Year Ended December 31, 2022	$—	$—	$—	—(10)
Fiscal Year Ended March 31, 2022	—	—	—	—(10)
Fiscal Year Ended March 31, 2021	—	—	—	—
Fiscal Year Ended March 31, 2020	—	—	—	—
Fiscal Year Ended March 31, 2019	—	—	—	—
Fiscal Year Ended March 31, 2018	—	—	—	—(7)
Fiscal Year Ended March 31, 2017	150,000	2,709	—	101.44

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Estimated Market Value Per Unit (4)
Fiscal Year Ended March 31, 2016	150,000	2,235	—	100.04
Fiscal Year Ended March 31, 2015	150,000	2,288	—	99.59
Fiscal Year Ended March 31, 2014	150,000	2,496	—	92.11
2043 Notes
Fiscal Year Ended December 31, 2022	$—	$—	$—	—(10)
Fiscal Year Ended March 31, 2022	—	—		—(10)
Fiscal Year Ended March 31, 2021	—	—	—	—(9)
Fiscal Year Ended March 31, 2020	—	—	—	103.80
Fiscal Year Ended March 31, 2019	150,000	2,153	—	101.36
Fiscal Year Ended March 31, 2018	150,000	2,770	—	104.12
Fiscal Year Ended March 31, 2017	150,000	2,709	—	101.16
Fiscal Year Ended March 31, 2016	150,000	2,235	—	99.74
Fiscal Year Ended March 31, 2015	150,000	2,288	—	89.88
Fiscal Year Ended March 31, 2014	150,000	2,496	—	N/A
2025 Notes
Fiscal Year Ended December 31, 2022	$350,000	$1,648	$—	N/A(10)
Fiscal Year Ended March 31, 2022	350,000	1,635	—	N/A(10)
Fiscal Year Ended March 31, 2021	350,000	1,705	—	N/A
Fiscal Year Ended March 31, 2020	350,000	1,567	—	N/A
Fiscal Year Ended March 31, 2019	350,000	2,153	—	N/A
Fiscal Year Ended March 31, 2018	350,000	2,770	—	N/A
Fiscal Year Ended March 31, 2017	350,000	2,709	—	N/A
Fiscal Year Ended March 31, 2016	350,000	2,235	—	N/A
Fiscal Year Ended March 31, 2015	350,000	2,288	—	N/A
Fiscal Year Ended March 31, 2014	—	—	—	N/A
2026 Notes
Fiscal Year Ended December 31, 2022	$125,000	$1,648	$—	N/A(10)
Fiscal Year Ended March 31, 2022	125,000	1,635	—	N/A(10)
Fiscal Year Ended March 31, 2021	—	—	—	—
Fiscal Year Ended March 31, 2020	—	—	—	—
Fiscal Year Ended March 31, 2019	—	—	—	—

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Estimated Market Value Per Unit (4)
Fiscal Year Ended March 31, 2018	—	—	—	—
Fiscal Year Ended March 31, 2017	—	—	—	—
Fiscal Year Ended March 31, 2016	—	—	—	—
Fiscal Year Ended March 31, 2015	—	—	—	—
Fiscal Year Ended March 31, 2014	—	—	—	—
Convertible Notes
Fiscal Year Ended December 31, 2022	$—	$—	$—	—(10)
Fiscal Year Ended March 31, 2022	—	—		—(10)
Fiscal Year Ended March 31, 2021	—	—	—	—
Fiscal Year Ended March 31, 2020	—	—	—	—
Fiscal Year Ended March 31, 2019	—	—	—	—
Fiscal Year Ended March 31, 2018	—	—	—	—
Fiscal Year Ended March 31, 2017	—	—	—	—
Fiscal Year Ended March 31, 2016	—	—	—	—(8)
Fiscal Year Ended March 31, 2015	200,000	2,235	—	104.43
Fiscal Year Ended March 31, 2014	200,000	2,288	—	106.60
Total Debt Securities
Fiscal Year Ended December 31, 2022	$1,487,503	$1,648	$—	N/A(10)
Fiscal Year Ended March 31, 2022	1,555,468	1,635	—	N/A(10)
Fiscal Year Ended March 31, 2021	1,469,186	1,705	—	N/A
Fiscal Year Ended March 31, 2020	1,799,402	1,567	—	N/A
Fiscal Year Ended March 31, 2019	1,138,888	2,153	—	N/A
Fiscal Year Ended March 31, 2018	801,216	2,770	—	N/A
Fiscal Year Ended March 31, 2017	866,923	2,709	—	N/A
Fiscal Year Ended March 31, 2016	1,332,904	2,235	—	N/A
Fiscal Year Ended March 31, 2015	1,504,648	2,288	—	N/A
Fiscal Year Ended March 31, 2014	1,372,261	2,496	—	N/A

__________________

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
(5)
Included in this amount is foreign currency debt obligations as outlined in Note 7 to the financial statements, which are incorporated into this Transition Report on Form 10-KT.
(6)
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
(7)
On October 16, 2017, the Company redeemed the entire $150 million aggregate principal amount outstanding of the 2042 Notes in accordance with the terms of the indenture governing the 2042 Notes, before its stated maturity.
(8)
On January 15, 2016, the Convertible Notes, which had an outstanding principal balance of $200,000, matured and were repaid in full.
(9)
On August 12, 2019, the Company redeemed the entire $150 million aggregate principal amount outstanding of the 2043 Notes in accordance with the terms of the indenture governing the 2043 Notes, before its stated maturity.
(10)
The Fiscal Year Ended March 31, 2022 represents the twelve months ended March 31, 2022, and the Fiscal Year Ended December 31, 2022 represents the nine months ended December 31, 2022.

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

Overview

MidCap Investment Corporation (the “Company”, “MFIC”, “we”, “us”, or “our”) was incorporated under the Maryland General Corporation Law in February 2004. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Pursuant to this election and assuming we qualify as a RIC, we generally do not have to pay corporate-level federal income taxes on any income we distribute to our stockholders. We commenced operations on April 8, 2004 upon completion of our initial public offering that raised $870 million in net proceeds from selling 62 million shares of common stock at a price of $15.00 per share (20.7 million shares at a price of $45.00 per share adjusted for the one-for-three reverse stock split). Since then, and through December 31, 2022, we have raised approximately $2.24 billion in net proceeds from additional offerings of common stock and we have repurchased common stock for $245.8 million.

On November 3, 2022, the Company's Board changed the Company’s fiscal year end from March 31 to December 31, effective December 31, 2022. This Transition Report on Form 10-KT covers the nine-month transition period ended December 31, 2022 reflects our financial results for the nine-month period from April 1, 2022 through December 31, 2022 (the "Transition Period"). Prior to this Transition Report, our two most recent Annual Reports on Form 10-K cover the fiscal years ended March 31, 2022 and March 31, 2021, respectively, and reflect financial results for the respective twelve-month periods from April 1 to March 31. Unless otherwise noted, all references to "fiscal years" in this Transition Report refer to the twelve-month fiscal years that, prior to the Transition Period ended December 31, 2022, ended on March 31.

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

Investments

Our investment objective is to generate current income and, to a lesser extent, long term capital appreciation. We invest primarily in directly originated and privately negotiated first lien senior secured loans to privately held U.S. middle-market companies, which we generally define as companies with less than $75 million in EBITDA, as may be adjusted for market disruptions, mergers and acquisitions-related charges and synergies, and other items. To a lesser extent, we may invest in other types of securities including, first lien unitranche, second lien senior secured, unsecured, subordinated, and mezzanine loans, and equities in both private and public middle market companies.

Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment, the competitive environment for the types of investments we make and, more recently, market disruptions due to COVID-19. As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of December 31, 2022, non-qualifying assets represented approximately 7.4% of the total assets of the Company.

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

Portfolio and Investment Activity

Our portfolio and investment activity during the nine months ended December 31, 2022 and 2021 were as follows:

	Nine Months Ended December 31,	Nine Months Ended December 31,
(in millions)*	2022	2021
Investments made in portfolio companies	$499.6	$920.8
Investments sold	(27.5)	(18.1)
Net activity before repaid investments	472.1	902.7
Investments repaid	(559.1)	(782.5)
Net investment activity	$(86.9)	$120.2

Portfolio companies, at beginning of period	139	135
Number of investments in new portfolio companies	12	27
Number of exited companies	(16)	(23)
Portfolio companies at end of period	135	139

Number of investments in existing portfolio companies	78	79

____________________

* Totals may not foot due to rounding.

Our portfolio and investment activity during the twelve months ended December 31, 2022 and 2021 were as follows:

	Twelve Months Ended December 31,	Twelve Months Ended December 31,
(in millions)*	2022	2021
Investments made in portfolio companies	$719.7	1,137.0
Investments sold	(37.2)	(18.1)
Net activity before repaid investments	682.4	1,118.9
Investments repaid	(823.7)	(1,051.3)
Net investment activity	$(141.2)	67.6

Portfolio companies, at beginning of period	139	143
Number of investments in new portfolio companies	18	31
Number of exited companies	(22)	(35)
Portfolio companies at end of period	135	139

Number of investments in existing portfolio companies	89	90

____________________

* Totals may not foot due to rounding.

Our portfolio composition and weighted average yields as of December 31, 2022 and 2021 were as follows:

	December 31, 2022	December 31, 2021
Portfolio composition, at fair value:
First lien secured debt	89%	87%
Second lien secured debt	3%	4%
Total secured debt	92%	91%
Unsecured debt	0%	1%
Structured products and other	0%	0%
Preferred equity	2%	1%
Common equity/interests and warrants	6%	6%
Weighted average yields, at amortized cost (1):
First lien secured debt (2)	10.8%	7.9%
Second lien secured debt (2)	13.2%	9.6%
Secured debt portfolio (2)	10.9%	8.0%
Unsecured debt portfolio (2)	10.0%	5.3%
Total debt portfolio (2)	10.9%	7.9%
Total portfolio (3)	9.3%	6.9%
Interest rate type, at fair value (4):
Fixed rate amount	$0.0 billion	0.0 billion
Floating rate amount	$2.0 billion	2.0 billion
Fixed rate, as percentage of total	0%	1%
Floating rate, as percentage of total	100%	99%
Interest rate type, at amortized cost (4):
Fixed rate amount	$0.0 billion	0.0 billion
Floating rate amount	$2.0 billion	2.0 billion
Fixed rate, as percentage of total	0%	1%
Floating rate, as percentage of total	100%	99%

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

Since the initial public offering of the Company in April 2004 and through December 31, 2022, invested capital totaled $23.5 billion in 597 portfolio companies. Over the same period, the Company completed transactions with more than 100 different financial sponsors.

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

As of December 31, 2022, $2.40 billion or 99.91% of the Company’s investments were classified as Level 3. The high proportion of Level 3 investments relative to our total investments is directly related to our investment philosophy and target portfolio, which consists primarily of long-term secured debt, as well as unsecured and mezzanine positions of private middle-market companies. A fundamental difference exists between our investments and those of comparable publicly traded fixed income investments, namely high-yield bonds, and this difference affects the valuation of our private investments relative to comparable publicly traded instruments.

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

4.
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

Investments determined by these valuation procedures which have a fair value of less than $1 million during the prior fiscal quarter may be valued based on inputs identified by the Investment Adviser without the necessity of obtaining valuation from an independent valuation firm, if once annually an independent valuation firm using the procedures described herein provides an independent assessment of value. Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. During the twelve months ended December 31, 2022, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

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

Results of Operations

For information regarding results of operations for the twelve months ended March 31, 2021, see the Company's Form 10-K for the twelve months ended March 31, 2022.

Operating results for the nine months and the twelve months ended December 31, 2022 and 2021 were as follows:

	Nine Months Ended December 31,		Twelve Months Ended December 31,
(in millions)*	2022	2021	2022	2021
Investment Income
Interest income	$169.4	$147.6	$221.9	$195.7
Dividend income	0.8	3.6	1.1	3.9
PIK interest income	2.7	3.5	3.3	5.2
Other income	2.7	3.8	4.0	4.4
Total investment income	$175.6	$158.4	$230.4	$209.2
Expenses
Management and performance-based incentive fees, net of amounts waived	$32.1	$37.7	$42.0	$46.3
Interest and other debt expenses, net of reimbursements	58.8	40.7	73.1	53.7
Administrative services expense, net of reimbursements	4.0	4.2	5.3	5.3
Other general and administrative expenses	6.6	6.7	8.9	9.2
Net Expenses	$101.5	$89.3	$129.3	$114.5
Net Investment Income	$74.1	$69.1	$101.0	$94.7
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses)	$(69.2)	$(65.3)	$(71.3)	$(68.7)
Net change in unrealized gains (losses)	18.0	74.4	(2.6)	94.6
Net Realized and Change in Unrealized Gains (Losses)	$(51.2)	$9.1	$(73.9)	$25.8
Net Increase in Net Assets Resulting from Operations	$22.9	$78.1	$27.2	$120.5

Net Investment Income on Per Average Share Basis (1)	$1.15	$1.07	$1.57	$1.46
Earnings per share — basic (1)	$0.36	$1.21	$0.42	$1.86

____________________

* Totals may not foot due to rounding.

(1)
Based on the weighted average number of shares outstanding for the period presented.

Total Investment Income

For the nine months ended December 31, 2022 as compared to the nine months ended December 31, 2021

The increase in total investment income of $17.2 million for the nine months ended December 31, 2022 compared to the nine months ended December 31, 2021 was primarily driven by the increase in total interest income of $21 million. The increase in total interest income was due to an increase in the yield for the total debt portfolio, from 7.9% for December 31, 2021 to 10.9% for December 31, 2022. This was partially offset by a lower income-bearing investment portfolio and a decrease in prepayment fees and income recognized from the acceleration of discount, premium, or deferred fees on repaid investments, from $8.7 million for the nine months ended December 31, 2021 to $7.6 million for the nine months ended December 31, 2022.The decrease in dividend income of $2.8 million was due to an decrease in dividends received from MSEA Tankers LLC. Furthermore, there was a decrease in other income of $1.1 million primarily due to lower non-reoccuring fees.

For the twelve months ended December 31, 2022 as compared to the twelve months ended December 31, 2021

The increase in total investment income of $21.2 million for the twelve months ended December 31, 2022 compared to the twelve months ended December 31, 2021 was primarily driven by the increase in total interest income of $24.3 million. The increase in total interest income was due to an increase in the yield for the total debt portfolio, from 7.9% for December 31, 2021 to 10.9% for December 31, 2022. Additionally there was an increase in prepayment fees and income recognized from the acceleration of discount, premium, or deferred fees on repaid investments, from $10.9 million for the twelve months ended December 31, 2021 to $11.3 million for the twelve months ended December 31, 2022. This was partially offset by a lower income-bearing investment portfolio. The decrease in dividend income of $2.8 million was due to an decrease in dividends received from MSEA Tankers LLC. Furthermore, there was a decrease in other income of $0.4 million primarily due to lower non-reoccuring fees.

Net Expenses

For the nine months ended December 31, 2022 as compared to the nine months ended December 31, 2021

The increase in net expenses of $12.2 million for the nine months ended December 31, 2022 compared to the nine months ended December 31, 2021 was primarily due to the increase in interest and other debt expenses of $18.1 million. The increase of interest and other debt expenses was primarily attributed to an increase in total annualized cost of debt, from 3.54% for the nine months ended December 31, 2021 to 5.05% for the nine months ended December 31, 2022. Additionally there was an increase in the average debt outstanding, from $1,527 million for the nine months ended December 31, 2021 to $1,546 for the nine months ended December 31, 2022. Furthermore, the decrease in management and performance-based incentive fees (net of amounts waived) of $5.6 million was due to an decrease in performance based incentive fees.

For the twelve months ended December 31, 2022 as compared to the twelve months ended December 31, 2021

The increase in net expenses of $14.8 million for the twelve months ended December 31, 2022 compared to the twelve months ended December 31, 2021 was primarily due to the increase in interest and other debt expenses of $19.4 million. The increase of interest and other debt expenses was primarily attributed to an increase in total annualized cost of debt, from 3.51% for the twelve months ended December 31, 2021 to 4.68% for the twelve months ended December 31, 2022. Additionally there was an increase in the average debt outstanding, from $1,529 million for the twelve months ended December 31, 2021 to $1,560 for the twelve months ended December 31, 2022. Furthermore, the decrease in management and performance-based incentive fees (net of amounts waived) of $4.3 million was due to an decrease in performance based incentive fees.

Net Realized Gains (Losses)

For the nine months ended December 31, 2022 as compared to the nine months ended December 31, 2021

During the nine months ended December 31, 2022, we recognized gross realized gains of $3.2 million and gross realized losses of $72.4 million, resulting in net realized losses of $69.2 million. Significant realized gains (losses) for the nine months ended December 31, 2022 are summarized below:

(in millions)	Net Realized Gain (Loss)
Emmes Corporation	$2.1
Dynamic Product Tankers (Prime), LLC	(41.4)
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.)	(27.9)
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I LLC)	(2.2)

During the nine months ended December 31, 2021, we recognized gross realized gains of $4.0 million and gross realized losses of $69.3 million, resulting in net realized losses of $65.3 million. Significant realized gains (losses) for the nine months ended December 31, 2021 are summarized below:

(in millions)	Net Realized Gain (Loss)
Niacet Corporation	$1.1
Spotted Hawk	(44.4)
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.)	(20.9)
Sequential Brands Group, Inc.	(1.1)

For the twelve months ended December 31, 2022 as compared to the twelve months ended December 31, 2021

During the twelve months ended December 31, 2022, we recognized gross realized gains of $5.2 million and gross realized losses of $76.5 million, resulting in net realized losses of $71.3 million. Significant realized gains (losses) for the twelve months ended December 31, 2022 are summarized below:

(in millions)	Net Realized Gain (Loss)
Emmes Corporation	$2.1
Dynamic Product Tankers (Prime), LLC	(41.4)
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.)	(27.9)
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I LLC)	(2.2)
AVAD LLC	(1.1)

During the twelve months ended December 31, 2021, we recognized gross realized gains of $6.9 million and gross realized losses of $75.6 million, resulting in net realized losses of $68.7 million. Significant realized gains (losses) for the twelve months ended December 31, 2021 are summarized below:

(in millions)	Net Realized Gain (Loss)
Niacet Corporation	$1.1
Spotted Hawk	(44.4)
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.)	(20.9)
Accelerate Parent	(1.7)
Sequential Brands Group, Inc.	(1.1)

Net Change in Unrealized Gains (Losses)

For the nine months ended December 31, 2022 as compared to the nine months ended December 31, 2021

During the nine months ended December 31, 2022, we recognized gross unrealized gains of $95.1 million and gross unrealized losses of $77.1 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized losses of $18.0 million. Additional significant changes in unrealized gains (losses) for the year nine months December 31, 2022 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
Dynamic Product Tankers (Prime), LLC	$41.3
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.)	31.3
ChyronHego Corporation	7.2
Ambrosia Buyer Corp.	2.0
AVAD, LLC	1.5
Merx Aviation Finance, LLC	(22.8)
K&N Parent, Inc.	(18.3)
Renew Financial LLC (f/k/a Renewable Funding, LLC)	(4.4)
Spotted Hawk	(4.2)
NFA Group	(3.2)
Englert	(1.7)
The Club Company	(1.2)

During the nine months ended December 31, 2021, we recognized gross unrealized gains of $115.2 million and gross unrealized losses of $40.8 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized gains of $74.4 million. Additional significant changes in unrealized gains (losses) for the nine months ended December 31, 2021 are summarized below:

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

For the twelve months ended December 31, 2022 as compared to the twelve months ended December 31, 2021

During the twelve months ended December 31, 2022, we recognized gross unrealized gains of $114.4 million and gross unrealized losses of $117.0 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized losses of $2.6 million. Additional significant changes in unrealized gains (losses) for the twelve months ended December 31, 2022 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
Dynamic Product Tankers (Prime), LLC	$44.0
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.)	34.9
ChyronHego Corporation	10.2
Ambrosia Buyer Corp.	2.5
MYCOM	1.4
Merx Aviation Finance, LLC	(42.5)
K&N Parent, Inc.	(20.1)
MSEA Tankers LLC	(10.4)
NFA Group	(4.6)
Renew Financial LLC (f/k/a Renewable Funding, LLC)	(4.4)
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I LLC)	(2.6)
Spotted Hawk	(2.4)
Englert	(1.5)
Golden Bear	(1.4)
The Club Company	(1.4)

During the twelve months ended December 31, 2021, we recognized gross unrealized gains of $146.0 million and gross unrealized losses of $51.6 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized gains of $94.6 million. Additional significant changes in unrealized gains (losses) for the twelve months ended December 31, 2021 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
Spotted Hawk	$40.3
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.)	24.0
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I LLC)	19.0
ChyronHego Corporation	6.9
Merx Aviation Finance, LLC	3.1
Paper Source	2.8
MYCOM	2.7
Pelican	2.2
Lanai Holdings III, Inc.	2.0
Accelerate Parent Corp. (American Tire)	1.7
Dynamic Product Tankers (Prime), LLC	(19.5)
MSEA Tankers LLC	(4.8)
Ambrosia Buyer Corp.	(2.5)
AVAD, LLC	(1.7)
PIB Group	(1.7)
Niacet Corporation	(1.7)
LabVantage Solutions	(1.3)

Liquidity and Capital Resources

The Company’s liquidity and capital resources are generated and generally available through periodic follow-on equity and debt offerings, our Senior Secured Facility (as defined in Note 7 to the financial statements), our senior secured notes, our senior unsecured notes, investments in special purpose entities in which we hold and finance particular investments on a non-recourse basis, as well as from cash flows from operations, investment sales of liquid assets and repayments of senior and subordinated loans and income earned from investments. For liquidity and capital resources information for the year ended March 31, 2021, see the Company's Form 10-K for the fiscal year ended March 31, 2022.

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

Debt

See Note 7 to the financial statements for information on the Company’s debt.

The following table shows the contractual maturities of our debt obligations as of December 31, 2022:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Senior Secured Facility (1)	$1,012.5	$—	$1,012.5	$—	$—
2025 Notes	350.0	—	350.0	—	—
2026 Notes	125.0	—	—	125.0	—
Total Debt Obligations	$1,487.5	$—	$1,362.5	$125.0	$—

____________________

(1)
As of December 31, 2022, aggregate lender commitments under the Senior Secured Facility totaled $1.76 billion and have $713.6 million of unused capacity. As of December 31, 2022, there were $37.7 million of letters of credit issued under the Senior Secured Facility as shown as part of total commitments in Note 7 to the financial statements.

Stockholders’ Equity

See Note 8 to the financial statements for information on the Company’s public offerings and share repurchase plans.

Distributions

Distributions paid to stockholders during the nine months and twelve months ended December 31, 2022 totaled $66.7 million ($1.04 per share) and $89.7 million ($1.40 per share), respectively. Distributions paid to stockholders during the nine months and twelve months ended December 31, 2021 totaled $70.3 million ($1.08 per share) and $93.8 million ($1.44 per share), respectively. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. Although the tax character of distributions paid to stockholders through December 31, 2022 may include return of capital, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ended December 31, 2022. Tax characteristics of all distributions will be reported to stockholders on Form 1099 after the end of the calendar year. Our quarterly distributions, if any, will be determined by our Board of Directors.

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

PIK Income

For the nine and twelve months ended December 31, 2022, PIK income totaled $2.7 million and $3.3 million on total investment income of $175.6 million and $230.4 million, respectively. For the nine and twelve months ended December 31, 2021, PIK income totaled $3.5 million and $5.2 million on total investment income of $158.4 million and $209.2 million, respectively. In order to maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders annually in the form of distributions, even though the Company has not yet collected the cash. See Note 6 to the financial statements for additional information regarding the Company’s PIK income.

Related Party Transactions

See Note 4 to the financial statements for information on the Company’s related party transactions.

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

Investment valuation risk

Because there is not a readily available market value for most of the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by our board of directors based on, among other things, the input of our management and audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” and “—Fair Value Measurements” as well as Notes 2 and 5 to our financial statements for the nine months ended December 31, 2022, for more information relating to our investment valuation.

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

As of December 31, 2022, the majority of our debt portfolio investments bore interest at variable rates, which generally are LIBOR or SOFR-based (or based on an equivalent applicable currency rate) and typically have durations of one to six months after which they reset to current market interest rates, and many of which are subject to certain floors. Further, our Senior Secured Facility bears interest at LIBOR rates with no interest rate floors, while our 2025 Notes and 2026 Notes bears interest at a fixed rate. As of December 31, 2021, all non-U.S. dollar LIBOR publications have been phased out. The phase out of a majority of the U.S. dollar publications is delayed until June 30, 2023. Potential changes, or uncertainty related to such potential changes, may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities, or the cost of our borrowings. SOFR appears to be the preferred alternative replacement rate for U.S. dollar LIBOR, but there is no guarantee SOFR will become the dominant alternative. Please see Part I of our annual report on Form 10-K for the year ended March 31, 2022, "Item 1A. Risk Factors—"Risks Relating to the Current Environment—“Uncertainty relating to the LIBOR calculation process may adversely affect the value of our portfolio of the LIBOR-indexed, floating-rate debt securities in our portfolio or the cost of our borrowings.”

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of December 31, 2022, assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
Up 150 basis points	$12.7 mn	$0.194
Up 100 basis points	8.4 mn	0.129
Up 50 basis points	4.2 mn	0.065
Down 50 basis points	(4.2 mn)	(0.065)
Down 100 basis points	(8.4 mn)	(0.129)

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

Item 8. Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2022. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 based upon criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2022 based on the criteria on Internal Control — Integrated Framework issued by COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of MidCap Financial Investment Corporation.

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of MidCap Financial Investment Corporation (the "Company"), including the schedule of investments, as of December 31, 2022, the related statements of operations, changes in net assets, cash flows, and the financial highlights for the period then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the related results of operations, net assets, and cash flows for the period then ended, and the financial highlights for the period then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our procedures included confirmation of securities owned as of December 31, 2022, by correspondence with the custodian, brokers and selling or agent banks; when replies were not received from brokers and selling or agent banks, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Fair Value of Level 3 Investments — Refer to Notes 2 and 6 to the financial statements

Critical Audit Matter Description

The Company held investments classified as Level 3 investments under accounting principles generally accepted in the United States of America. These investments included debt and equity securities with unique contract terms and conditions and/or complexity that considers a combination of multiple levels of market and asset specific inputs. The valuation techniques used in estimating the fair value of these investments vary and certain significant inputs used were unobservable. The fair value of the Company’s Level 3 investments was $2.4 billion as of December 31, 2022.

We identified the valuation of Level 3 investments as a critical audit matter because of the judgments necessary for management to select valuation techniques and to use significant unobservable inputs to estimate the fair value. This required a high degree of auditor judgement and extensive audit effort, including the need to involve fair value specialists, for certain investments, who possess significant valuation experience to evaluate the appropriateness of the valuation techniques and the significant unobservable inputs, when performing procedures to audit management’s estimate of fair value of Level 3 investments.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of certain Level 3 investments included the following, among other factors:

1. We tested the design, implementation and operating effectiveness of controls over management’s valuation of Level 3 investments, including those related to valuation techniques and significant unobservable inputs.

2. We evaluated the appropriateness of the valuation techniques used for Level 3 investments and tested the related significant unobservable inputs by comparing these inputs to external sources.

3. For a selected sample of Level 3 investments, we performed procedures with the assistance of our fair value specialists to evaluate the valuation techniques and significant unobservable inputs and assumptions utilized.

/s/ Deloitte & Touche LLP

New York, New York

February 21, 2023

We have served as the Company’s auditor since 2022.

Report of Independent Registered Public Accounting Firm

Opinion on Senior Securities

We have audited the statements of assets and liabilities of MidCap Financial Investment Corporation (the “Company”), including the schedule of investments, as of December 31, 2022, and the related statements of operations, changes in net assets, cash flows, and the financial highlights for the period then ended, and the related notes (collectively referred to as the “financial statements”) and our report dated February 21, 2023, expressed an unqualified opinion on those financial statements. Our audit of the Company includes the information as of December 31, 2022, appearing under the caption “Senior Securities”. This information is the responsibility of the Company’s management. Information about the Company’s senior securities as of December 31, 2022, appearing under the caption “Senior Securities” has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements from which it has been derived.

/s/ Deloitte & Touche LLP

New York, New York

February 21, 2023

We have served as the Company’s auditor since 2022.

Report of Independent Registered Public Accounting Firm

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of MidCap Financial Investment Corporation (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statements of assets and liabilities of the Company, including the schedule of investments, as of December 31, 2022, the related statements of operations, changes in net assets, cash flows, and the financial highlights for the period then ended, and the related notes (collectively referred to as the "financial statements") and our report dated February 21, 2023, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying financial statements. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

New York, New York

February 21, 2023

We have served as the Company’s auditor since 2022.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of MidCap Financial Investment Corporation

Opinion on the Financial Statements

We have audited the statement of assets and liabilities, including the schedule of investments, of MidCap Financial Investment Corporation (the “Company”) as of March 31, 2022, and the related statements of operations, changes in net assets and cash flows for each of the two years in the period ended March 31, 2022, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and the results of its operations, changes in net assets and its cash flows for each of the two years in the period ended March 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

We have also previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets and liabilities, including the schedules of investments, as of March 31, 2020, 2019, 2018, 2017, 2016, 2015 and 2014, and the related statements of operations, changes in net assets and cash flows for the years ended March 31, 2020, 2019, 2018, 2017, 2016, 2015 and 2014 (none of which are presented herein), and we expressed unqualified opinions on those financial statements. In our opinion, the information set forth in the senior securities table of the Company for each of the nine years in the period ended March 31, 2022, appearing on pages 67-71 is fairly stated, in all material respects, in relation to the financial statements from which it has been derived.

Basis for Opinion

These financial statements are the responsibility of the Company's management . Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of securities owned as of March 31, 2022 by correspondence with the custodians, administrative agents and portfolio companies. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York

May 19, 2022

We served as the Company's auditor from 2004 to 2022

MIDCAP FINANCIAL INVESTMENT CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

(In thousands, except share and per share data)

	December 31, 2022	March 31, 2022

Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost — $2,019,573 and $2,001,907, respectively)	$1,960,199	$1,977,647
Non-controlled/affiliated investments (cost — $121,307 and $130,866, respectively)	49,141	63,709
Controlled investments (cost — $466,294 and $613,056, respectively)	388,780	481,817
Cash and cash equivalents	84,713	30,033
Foreign currencies (cost — $2,404 and $601, respectively)	2,378	565
Receivable for investments sold	3,100	7,989
Interest receivable	17,169	15,554
Dividends receivable	4,836	5,083
Deferred financing costs	13,403	17,005
Prepaid expenses and other assets	1,797	719
Total Assets	$2,525,516	$2,600,121

Liabilities
Debt	$1,483,394	$1,550,608
Distributions payable	24,217	22,913
Management and performance-based incentive fees payable	9,060	9,912
Interest payable	13,546	3,335
Accrued administrative services expense	748	897
Other liabilities and accrued expenses	6,445	7,624
Total Liabilities	$1,537,410	$1,595,289
Commitments and contingencies (Note 9)
Net Assets	$988,106	$1,004,832

Net Assets
Common stock, $0.001 par value (130,000,000 shares authorized; 65,451,359 and 63,647,240 shares issued and outstanding, respectively)	$65	$62
Capital in excess of par value	2,107,120	2,078,760
Accumulated under-distributed (over-distributed) earnings	(1,119,079)	(1,073,990)
Net Assets	$988,106	$1,004,832

Net Asset Value Per Share	$15.10	$15.79

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Nine Months Ended December 31,	Twelve Months Ended March 31,	Twelve Months Ended March 31,
	2022	2022	2021
Investment Income
Non-controlled/non-affiliated investments:
Interest income (excluding Payment-in-kind (“PIK”) interest income)	$143,564	$164,878	$178,277
Dividend income	61	560	753
PIK interest income	1,156	2,652	5,447
Other income	2,234	5,060	2,472
Non-controlled/affiliated investments:
Interest income (excluding PIK interest income)	363	190	118
Dividend income	718	1,290	1,308
PIK interest income	58	71	15
Other income	—	—	—
Controlled investments:
Interest income (excluding PIK interest income)	25,530	35,043	25,624
Dividend income	—	2,059	1,691
PIK interest income	1,448	1,352	1,044
Other income	477	—	—
Total Investment Income	$175,609	$213,155	$216,749
Expenses
Management fees	$26,621	$36,142	$36,434
Performance-based incentive fees	5,691	11,681	—
Interest and other debt expenses	59,363	55,020	55,416
Administrative services expense	4,188	5,835	4,765
Other general and administrative expenses	6,551	9,106	10,495
Total expenses	102,414	117,784	107,110
Management and performance-based incentive fees waived	—	—	—
Performance-based incentive fee offset	(178)	(247)	(25)
Expense reimbursements	(770)	(343)	(362)
Net Expenses	$101,466	$117,194	$106,723
Net Investment Income	$74,143	$95,961	$110,026
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses):
Non-controlled/non-affiliated investments	$1,977	$2,977	$(13,113)
Non-controlled/affiliated investments	(2,224)	541	(4,285)
Controlled investments	(69,265)	(65,299)	—
Foreign currency transactions	273	(5,586)	(4,108)
Net realized gains (losses)	(69,239)	(67,367)	(21,506)
Net change in unrealized gains (losses):
Non-controlled/non-affiliated investments	(35,113)	2,184	69,431
Non-controlled/affiliated investments	(5,008)	15,398	3,894
Controlled investments	53,726	27,010	(36,393)
Foreign currency translations	4,431	9,178	(13,591)
Net change in unrealized gains (losses)	18,036	53,770	23,341
Net Realized and Change in Unrealized Gains (Losses)	$(51,203)	$(13,597)	$1,835
Net Increase (Decrease) in Net Assets Resulting from Operations	$22,940	$82,364	$111,861
Earnings (Loss) Per Share — Basic	$0.36	$1.28	$1.71

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

(In thousands, except share data)

	Nine Months Ended December 31,	Twelve Months Ended March 31,	Twelve Months Ended March 31,
	2022	2022	2021
Operations
Net investment income	$74,143	$95,961	$110,026
Net realized gains (losses)	(69,239)	(67,367)	(21,506)
Net change in unrealized gains (losses)	18,036	53,770	23,341
Net Increase (Decrease) in Net Assets Resulting from Operations	$22,940	$82,364	$111,861

Distributions to Stockholders
Distribution of net investment income	$(68,028)	$(92,762)	$(99,846)
Distribution of return of capital	—	—	—
Net Decrease in Net Assets Resulting from Distributions to Stockholders	$(68,028)	$(92,762)	$(99,846)

Capital Share Transactions
Net proceeds from the issuance of common stock	$30,000	$—	$—
Offering costs for the issuance of common stock	—	—	—
Repurchase of common stock	$(1,638)	$(21,100)	$—
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	$28,362	$(21,100)	$-

Net Assets
Net increase (decrease) in net assets during the period	$(16,726)	$(31,498)	$12,015
Net assets at beginning of period	1,004,832	1,036,330	1,024,315
Net Assets at End of Period	$988,106	$1,004,832	$1,036,330

Capital Share Activity
Shares issued during the period	1,932,641	—	—
Shares repurchased during the period	(128,522)	(1,611,936)	—
Shares issued and outstanding at beginning of period	63,647,240	65,259,176	65,259,176
Shares Issued and Outstanding at End of Period	65,451,359	63,647,240	65,259,176

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended December 31,	Twelve Months Ended March 31,	Twelve Months Ended March 31,
	2022	2022	2021
Operating Activities
Net increase (decrease) in net assets resulting from operations	$22,940	$82,364	$111,861
Net realized (gains) losses	69,239	67,367	21,506
Net change in unrealized (gains) losses	(18,036)	(53,770)	(23,341)
Net amortization of premiums and accretion of discounts on investments	(6,131)	(9,611)	(11,174)
Accretion of discount on notes	453	684	593
Amortization of deferred financing costs	3,899	5,161	5,074
Increase in gains/(losses) from foreign currency transactions	273	(5,580)	(4,071)
PIK interest and dividends capitalized	(2,154)	(4,318)	(6,774)
Changes in operating assets and liabilities:
Purchases of investments	(499,632)	(1,140,863)	(617,096)
Proceeds from sales and repayments of investments	581,952	1,056,937	990,451
Decrease (increase) in interest receivable	(1,615)	(2,419)	6,040
Decrease (increase) in dividends receivable	247	(1,290)	1,241
Decrease (increase) in prepaid expenses and other assets	(1,078)	188	(175)
Increase (decrease) in management and performance-based incentive fees payable	(853)	1,246	(1,623)
Increase (decrease) in interest payable	10,211	1,239	(791)
Increase (decrease) in accrued administrative services expense	(149)	103	(2,002)
Increase (decrease) in other liabilities and accrued expenses	(1,178)	(115)	952
Net Cash Used in/Provided by Operating Activities	$158,388	$(2,677)	$470,671
Financing Activities
Issuances of debt	$168,000	$494,694	$185,481
Payments of debt	(231,543)	(401,250)	(529,290)
Financing costs paid and deferred	—	(333)	(10,171)
Net proceeds from the issuance of common stock	30,000	—	—
Repurchase of common stock	(1,638)	(21,100)	—
Distributions paid	(66,724)	(93,342)	(105,720)
Net Cash Used in/Provided by Financing Activities	$(101,905)	$(21,331)	$(459,700)

Cash, Cash Equivalents and Foreign Currencies
Net increase (decrease) in cash, cash equivalents and foreign currencies during the period	$56,483	$(24,008)	$10,971
Effect of foreign exchange rate changes on cash and cash equivalents	10	(18)	(23)
Cash, cash equivalents and foreign currencies at beginning of period	30,598	54,624	43,676
Cash, Cash Equivalents and Foreign Currencies at the End of Period	$87,091	$30,598	$54,624

Supplemental Disclosure of Cash Flow Information
Cash interest paid	$44,613	$47,897	$50,478

Non-Cash Activity
PIK income	$2,662	$4,075	$6,506

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

December 31, 2022

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (34)	Fair Value (1)(35)
Advertising, Printing & Publishing
FingerPaint Marketing
KL Charlie Acquisition Company	First Lien Secured Debt	L+625, 1.00% Floor	12/30/26	$23,520	$23,188	$23,166	(9)(28)
	First Lien Secured Debt - Revolver	P+525	12/30/26	1,962	407	402	(9)(21)(23)(25)
KL Charlie Co-Invest, L.P.	Common Equity - Common Stock	N/A	N/A	218,978 Shares	219	346	(9)(13)
					23,814	23,914
Hero Digital
HRO (Hero Digital) Holdings, LLC	First Lien Secured Debt	L+600, 1.00% Floor	11/18/28	27,038	18,990	18,330	(9)(21)(23)(28)
	First Lien Secured Debt - Revolver	L+600, 1.00% Floor	11/18/26	2,553	904	843	(9)(20)(21)(23) (28)
HRO Holdings I LP	Common Equity - Common Stock	N/A	N/A	213 Shares	213	126	(9)(13)
					20,107	19,299
		Total Advertising, Printing & Publishing			$43,921	$43,213
Aerospace & Defense
Erickson Inc
Erickson Inc	First Lien Secured Debt - Revolver	SOFR+800, 1.00% Floor	05/20/24	$25,500	$13,659	$13,427	(9)(20)(21)(23) (31)
		Total Aerospace & Defense			$13,659	$13,427
Automotive
Club Car Wash
Club Car Wash Operating, LLC	First Lien Secured Debt	SOFR+650, 1.00% Floor	06/16/27	$29,738	$27,432	$27,271	(9)(21)(23)(32)
	First Lien Secured Debt - Revolver	SOFR+650, 1.00% Floor	06/16/27	2,438	(32)	(47)	(8)(9)(21)(23)
					27,400	27,224
Crowne Automotive
Vari-Form Group, LLC	First Lien Secured Debt	11.00% (7.00% Cash plus 4.00% PIK)	02/02/23	5,860	893	264	(9)(14)(28)
Vari-Form Inc.	First Lien Secured Debt	11.00% (7.00% Cash plus 4.00% PIK)	02/02/23	2,110	391	95	(9)(14)(28)
					1,284	359
K&N Parent, Inc.
K&N Parent, Inc.	Second Lien Secured Debt	8.75%	10/21/24	23,765	23,621	1,402	(14)(28)
Truck-Lite Co., LLC
TL Lighting Holdings, LLC	Common Equity - Equity	N/A	N/A	350 Shares	350	410	(9)(13)
Truck-Lite Co., LLC	First Lien Secured Debt	SOFR+625, 1.00% Floor	12/14/26	31,735	31,280	31,077	(9)(33)
	First Lien Secured Debt - Revolver	SOFR+625, 1.00% Floor	12/13/24	3,052	—	(33)	(8)(9)(20)(21) (23)
					31,630	31,454
		Total Automotive			$83,935	$60,439
Aviation and Consumer Transport
Merx Aviation Finance, LLC
Merx Aviation Finance, LLC (5)	First Lien Secured Debt - Revolver	10.00%	10/31/23	$204,677	$150,000	$150,000	(20)(23)
	Common Equity - Membership Interests	N/A	N/A		146,500	111,446	(24)
					296,500	261,446
PrimeFlight
PrimeFlight Aviation Services, Inc.	First Lien Secured Debt	SOFR+625, 1.00% Floor	05/09/24	17,259	17,129	17,172	(9)(32)
		Total Aviation and Consumer Transport			$313,629	$278,618

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

December 31, 2022

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (34)	Fair Value (1)(35)
Beverage, Food & Tobacco
Berner Foods
Berner Food & Beverage, LLC	First Lien Secured Debt	L+550, 1.00% Floor	07/30/27	$30,730	$30,175	$30,576	(9)(28)
	First Lien Secured Debt - Revolver	P+450	07/30/26	259	255	258	(9)(21)(23)(25)
	First Lien Secured Debt - Revolver	L+550, 1.00% Floor	07/30/26	2,622	533	563	(9)(21)(23)(28)
					30,963	31,397
Bolthouse Farms
Wm. Bolthouse Farms, Inc.	Common Equity - Equity Interests	N/A	N/A	1,086,122 Shares	1,147	1,162	(13)(24)
Hive
FCP-Hive Holdings, LLC	Preferred Equity - Preferred Equity	N/A	N/A	589 Shares	448	234	(9)(13)
	Common Equity - Common Stock	N/A	N/A	589 Shares	3	—	(9)(13)
Hive Intermediate, LLC	First Lien Secured Debt	SOFR+400 Cash plus 2.00% PIK, 1.00% Floor	09/22/27	17,063	16,794	16,381	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+400 Cash plus 2.00% PIK, 1.00% Floor	09/22/27	2,326	275	217	(9)(21)(23)(31)
					17,520	16,832
Orgain, Inc.
Butterfly Fighter Co-Invest, L.P.	Common Equity - Membership Interests	N/A	N/A	490,000 Shares	90	898
Rise Baking
Ultimate Baked Goods Midco LLC	First Lien Secured Debt	L+650, 1.00% Floor	08/13/27	26,489	25,959	25,591	(9)(28)
	First Lien Secured Debt - Revolver	L+650, 1.00% Floor	08/13/27	3,243	787	741	(9)(20)(21)(23) (28)
					26,746	26,332
Turkey Hill
IC Holdings LLC	Common Equity - Series A Units	N/A	N/A	169 Shares	169	141	(9)(13)
THLP CO. LLC	First Lien Secured Debt	L+600 Cash plus 2.00% PIK, 1.00% Floor	05/31/25	25,457	25,233	25,075	(9)(29)
	First Lien Secured Debt - Revolver	L+600 Cash plus 2.00% PIK, 1.00% Floor	05/31/24	4,494	1,918	1,874	(9)(20)(21)(23) (28)(29)
					27,320	27,090
		Total Beverage, Food & Tobacco			$103,786	$103,711
Business Services
Access Information
Access CIG, LLC	Second Lien Secured Debt	L+775, 0.00% Floor	02/27/26	$15,900	$15,836	$15,503	(26)
AlpineX
Alpinex Opco, LLC	First Lien Secured Debt	SOFR+626, 1.00% Floor	12/27/27	21,489	21,070	20,915	(9)(32)
	First Lien Secured Debt - Revolver	SOFR+626, 1.00% Floor	12/27/27	1,489	565	566	(9)(21)(23)(32)
					21,635	21,481
Ambrosia Buyer Corp.
Ambrosia Buyer Corp.	Second Lien Secured Debt	8.00%	08/28/25	21,429	17,307	6,429	(14)(28)
AML Rightsource
Gabriel Partners, LLC	First Lien Secured Debt	L+600, 1.00% Floor	09/21/26	31,213	30,739	30,583	(9)(26)
	First Lien Secured Debt - Revolver	P+500	09/21/26	665	122	116	(9)(21)(23)(25)
					30,861	30,699

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

December 31, 2022

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (34)	Fair Value (1)(35)
Continuum
Continuum Global Solutions, LLC	Preferred Equity - Preferred Equity	N/A	N/A	775 Shares	78	78	(9)(13)
Electro Rent Corporation
Electro Rent Corporation	Second Lien Secured Debt	L+900, 1.00% Floor	01/31/25	34,235	33,906	34,064	(9)(28)
Elo Touch
TGG TS Acquisition Company	First Lien Secured Debt - Revolver	L+650, 0.00% Floor	12/14/23	1,750	—	(26)	(8)(21)(23)
Ensemble Health
EHL Merger Sub, LLC	First Lien Secured Debt - Revolver	L+325, 0.00% Floor	08/01/24	4,155	(122)	(166)	(8)(21)(23)
IRP
Precision Refrigeration & Air Conditioning LLC	First Lien Secured Debt	SOFR+650, 1.00% Floor	03/08/28	10,143	9,951	9,940	(9)(32)
	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	03/08/27	1,705	(29)	(34)	(8)(9)(21)(23)
SMC IR Holdings, LLC	Common Equity - Common Stock	N/A	N/A	134 Shares	145	189	(9)(24)
					10,067	10,095
Jacent
Jacent Strategic Merchandising	First Lien Secured Debt	L+725, 1.00% Floor	04/23/24	22,159	22,062	21,140	(9)(26)
	First Lien Secured Debt - Revolver	L+725, 1.00% Floor	04/23/24	3,500	3,443	3,341	(9)(21)(23)(26)
	Common Equity - Common Stock	N/A	N/A	5,000 Shares	500	—	(9)(13)
JSM Equity Investors, L.P.	Preferred Equity - Class P Partnership Units	N/A	N/A	114 Shares	11	11	(9)(13)
					26,016	24,492
Jones & Frank
JF Acquisition, LLC	First Lien Secured Debt	L+550, 1.00% Floor	07/31/26	13,100	12,978	12,780	(9)(26)
	First Lien Secured Debt - Revolver	L+550, 1.00% Floor	07/31/26	1,569	1,366	1,342	(9)(21)(23)(26)
					14,344	14,122
Naviga
Naviga Inc. (fka Newscycle Solutions, Inc.)	First Lien Secured Debt	SOFR+700, 1.00% Floor	12/29/23	13,295	13,227	13,295	(9)(32)
	First Lien Secured Debt - Revolver	SOFR+700, 1.00% Floor	12/29/23	500	442	444	(9)(21)(23)(32)
					13,669	13,739
PSE
Graffiti Buyer, Inc.	First Lien Secured Debt	L+550, 1.00% Floor	08/10/27	8,375	6,159	6,147	(9)(21)(23)(28)
	First Lien Secured Debt - Revolver	L+550, 1.00% Floor	08/10/27	1,307	506	507	(9)(21)(23)(28)
Graffiti Parent, LP	Common Equity - Common Stock	N/A	N/A	2,439 Shares	244	290	(9)(13)
					6,909	6,944
PSI Services, LLC
Lifelong Learner Holdings, LLC	First Lien Secured Debt	L+575, 1.00% Floor	10/19/26	33,714	33,332	32,062	(9)(28)
	First Lien Secured Debt - Revolver	L+575, 1.00% Floor	10/20/25	2,985	2,954	2,864	(9)(21)(23)(28)
					36,286	34,926
Soliant
Soliant Health, Inc.	Common Equity - Membership Interests	N/A	N/A	300 Shares	300	1,381	(9)

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

December 31, 2022

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (34)	Fair Value (1)(35)
Trench Plate
Trench Plate Rental Co.	First Lien Secured Debt	SOFR+550, 1.00% Floor	12/03/26	18,091	17,846	17,820	(9)(32)
	First Lien Secured Debt - Revolver	SOFR+550, 1.00% Floor	12/03/26	1,818	458	455	(9)(20)(21)(23) (32)
Trench Safety Solutions Holdings, LLC	Common Equity - Common Stock	N/A	N/A	331 Shares	50	51	(9)(13)(24)
					18,354	18,326
US Legal Support
US Legal Support Investment Holdings, LLC	Common Equity - Series A-1 Units	N/A	N/A	631,972 Shares	632	619	(9)(13)
USLS Acquisition, Inc.	First Lien Secured Debt	SOFR+575, 1.00% Floor	12/02/24	19,295	19,150	18,952	(9)(32)
	First Lien Secured Debt	SOFR+590, 1.00% Floor	12/02/24	4,521	4,484	4,441	(9)(32)
	First Lien Secured Debt - Revolver	SOFR+575, 1.00% Floor	12/02/24	1,608	861	856	(9)(20)(21)(23) (32)
					25,127	24,868
Wilson Language Training
Owl Acquisition, LLC	First Lien Secured Debt	SOFR+525, 1.00% Floor	02/04/28	9,851	9,675	9,752	(9)(33)
Owl Parent Holdings, LLC	Common Equity - Common Stock	N/A	N/A	100 Shares	100	191	(9)(13)(24)
					9,775	9,943
		Total Business Services			$280,348	$266,898
Chemicals, Plastics & Rubber
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon
Carbonfree Chemicals Holdings LLC (4)	Common Equity - Common Equity / Interest	N/A	N/A	1,246 Shares	$56,505	$20,202	(13)(16)(24)
FC2 LLC (4)	Common Equity - Common Stock	N/A	N/A	5 Shares	—	—	(24)
	Secured Debt - Promissory Note	6.50%	10/14/27	12,500	12,500	12,500
					69,005	32,702
Westfall Technik, Inc.
Westfall Technik, Inc.	First Lien Secured Debt	SOFR+625, 1.00% Floor	09/13/24	21,303	21,160	20,717	(9)(32)
	First Lien Secured Debt - Revolver	SOFR+625, 1.00% Floor	09/13/24	2,039	2,028	1,983	(9)(23)(32)
					23,188	22,700
		Total Chemicals, Plastics & Rubber			$92,193	$55,402
Construction & Building
Englert
Gutter Buyer, Inc.	First Lien Secured Debt	L+625, 1.00% Floor	03/06/25	$28,969	$28,722	$28,096	(9)(26)
	First Lien Secured Debt - Revolver	P+525	03/06/24	2,727	2,565	2,525	(9)(20)(21)(23) (25)
Gutter Holdings, LP	Common Equity - Common Stock	N/A	N/A	500 Shares	500	248	(9)
					31,787	30,869
		Total Construction & Building			$31,787	$30,869
Consumer Goods - Durable
A&V
A&V Holdings Midco, LLC	First Lien Secured Debt - Revolver	L+450, 1.00% Floor	03/10/25	$1,505	$391	$409	(21)(23)(26)
KDC
KDC US Holdings	First Lien Secured Debt - Revolver	L+325, 0.00% Floor	12/21/23	6,020	665	601	(20)(21)(23) (26)

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

December 31, 2022

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (34)	Fair Value (1)(35)
KLO Holdings, LLC
1244311 B.C. Ltd. (4)	First Lien Secured Debt	L+500, 1.00% Floor	09/30/25	2,978	2,978	2,781	(17)(28)
	First Lien Secured Debt	L+500 Cash plus 6.00% PIK, 1.00% Floor	09/30/25	1,133	1,133	1,049	(17)(28)
	Common Equity - Common Stock	N/A	N/A	1,000,032 Shares	1,000	339	(13)(17)(19)(24)
GSC Technologies Inc. (4)	First Lien Secured Debt	L+500 Cash plus 5.00% PIK, 1.00% Floor	09/30/25	191	191	177	(17)(28)
					5,302	4,346
Liqui-Box
Liqui-Box Holdings, Inc.	First Lien Secured Debt - Revolver	L+450, 1.00% Floor	02/26/25	2,649	1,830	1,842	(20)(21)(23)(26)(28)
	First Lien Secured Debt - Revolver	P+350	02/26/25	911	907	911	(21)(23)(25)
					2,737	2,753
NSi Industries
Wildcat BuyerCo, Inc.	First Lien Secured Debt	SOFR+590, 1.00% Floor	02/27/26	17,031	16,605	16,773	(32)
	First Lien Secured Debt - Revolver	SOFR+575, 1.00% Floor	02/27/26	725	136	134	(20)(21)(23) (32)
Wildcat Parent LP	Common Equity - Common Stock	N/A	N/A	1,070 Shares	107	218	(13)
					16,848	17,125
Sorenson Holdings, LLC
Sorenson Holdings, LLC	Common Equity - Membership Interests	N/A	N/A	587 Shares	—	323	(10)(13)
		Total Consumer Goods – Durable			$25,943	$25,557
Consumer Goods - Non-durable
3D Protein
Protein For Pets Opco, LLC	First Lien Secured Debt - Revolver	L+450, 1.00% Floor	05/31/24	$2,219	$(16)	$—	(9)(21)(23)
Dan Dee
Project Comfort Buyer, Inc.	First Lien Secured Debt	L+700, 1.00% Floor	02/01/25	22,251	22,008	21,588	(9)(26)
	First Lien Secured Debt - Revolver	L+700, 1.00% Floor	02/01/25	3,462	(32)	(105)	(8)(9)(21)(23)
	Preferred Equity - Preferred Equity	N/A	N/A	491,405 Shares	492	45	(9)(13)(24)
					22,468	21,528
LashCo
Lash OpCo, LLC	First Lien Secured Debt	L+700, 1.00% Floor	03/18/26	43,139	42,426	42,600	(9)(29)
	First Lien Secured Debt - Revolver	L+700, 1.00% Floor	09/18/25	1,612	743	762	(9)(21)(23)(26) (29)
					43,169	43,362
Paladone
Paladone Group Bidco Limited	First Lien Secured Debt	L+550, 1.00% Floor	11/12/27	7,942	5,944	5,924	(9)(17)(21)(23) (28)
	First Lien Secured Debt - Revolver	SON+575, 1.00% Floor	11/12/27	£353	(8)	(7)	(8)(9)(17)(21) (23)
	First Lien Secured Debt - Revolver	L+550, 1.00% Floor	11/12/27	1,412	(23)	(24)	(8)(9)(17)(21) (23)
Paladone Group Holdings Limited	Common Equity - Common Stock	N/A	N/A	94,151 Shares	94	76	(9)(13)(17)
					6,007	5,969

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

December 31, 2022

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (34)	Fair Value (1)(35)
Sequential Brands Group, Inc.
Gainline Galaxy Holdings LLC	Common Equity - Common Stock	N/A	N/A	10,854 Shares	2,041	1,100	(13)(16)(17)
Sequential Avia Holdings LLC	First Lien Secured Debt	L+500, 1.00% Floor	11/12/26	1,437	1,436	1,436	(17)(28)
Sequential Brands Group, Inc.	Second Lien Secured Debt	8.75%	02/07/24	1,293	—	239	(14)(17)
Swisstech IP CO, LLC	First Lien Secured Debt	6% PIK	11/29/24	277	17	273	(17)
					3,494	3,048
		Total Consumer Goods – Non-durable			$75,122	$73,907
Consumer Services
Activ
Activ Software Holdings, LLC	First Lien Secured Debt	L+625, 1.00% Floor	05/04/27	$29,641	$29,204	$28,900	(9)(30)
	First Lien Secured Debt - Revolver	L+625, 1.00% Floor	05/04/27	2,407	(35)	(96)	(8)(9)(21)(23)
					29,169	28,804
Bird
Bird US Opco, LLC	First Lien Secured Debt	SOFR+750, 1.00% Floor	01/13/25	14,702	14,467	14,637	(9)(31)
Clarus Commerce
Marlin DTC-LS Midco 2, LLC	First Lien Secured Debt	L+650, 1.00% Floor	07/01/25	12,788	12,612	12,642	(28)
	First Lien Secured Debt	L+600, 1.00% Floor	07/01/25	8,844	8,776	8,744
	First Lien Secured Debt - Revolver	L+600, 1.00% Floor	07/01/25	685	—	(8)	(8)(21)(23)
					21,388	21,378
Go Car Wash
Go Car Wash Management Corp.	First Lien Secured Debt	SOFR+625, 1.00% Floor	12/31/26	26,364	10,871	10,616	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+575, 1.00% Floor	12/31/26	417	(2)	(8)	(8)(9)(21)(23)
					10,869	10,608
Lending Point
LendingPoint LLC	First Lien Secured Debt	SOFR+1050, 1.00% Floor	12/30/25	32,500	32,153	32,240	(9)(32)
	First Lien Secured Debt	SOFR+575, 1.00% Floor	12/30/25	4,167	4,136	4,135	(9)(32)
	First Lien Secured Debt - Revolver	SOFR+575, 1.00% Floor	12/30/25	8,333	8,274	8,271	(9)(23)(32)
					44,563	44,646
Renovo
HomeRenew Buyer, Inc.	First Lien Secured Debt	SOFR+650, 1.00% Floor	11/23/27	17,968	15,057	14,991	(9)(21)(23)(32) (33)
	First Lien Secured Debt - Revolver	SOFR+660, 1.00% Floor	11/23/27	1,958	357	352	(9)(21)(23)(31) (32)
					15,414	15,343
The Club Company
Eldrickco Limited	First Lien Secured Debt	SON+625, 0.50% Floor	11/26/25	£14,970	13,934	12,993	(9)(17)(21)(23) (27)
	First Lien Secured Debt - Revolver	SON+625, 0.50% Floor	11/26/25	£356	412	422	(9)(17)(23)(27)
	First Lien Secured Debt - Revolver	SON+575, 0.50% Floor	05/26/25	£345	—	(8)	(8)(9)(17)(21) (23)
					14,346	13,407

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

December 31, 2022

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (34)	Fair Value (1)(35)
US Auto
U.S. Auto Finance, Inc.	First Lien Secured Debt	SOFR+525, 1.00% Floor	04/17/24	20,000	5,023	4,258	(9)(21)(23)(31)
	First Lien Secured Debt	SOFR+900, 1.00% Floor	04/17/25	3,700	3,653	3,665	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	04/17/24	13,333	7,374	7,074	(9)(21)(23)(31)
					16,050	14,997
		Total Consumer Services			$166,266	$163,820
Diversified Investment Vehicles, Banking, Finance, Real Estate
Celink
Compu-Link Corporation	First Lien Secured Debt - Revolver	L+550, 1.00% Floor	06/11/24	$2,273	$(15)	$(23)	(8)(9)(21)(23)
Peer Advisors, LLC	First Lien Secured Debt	L+550, 1.00% Floor	06/11/24	16,477	16,361	16,309	(9)(26)
					16,346	16,286
Golden Bear
Golden Bear 2016-R, LLC (4)	Structured Products and Other - Membership Interests	N/A	09/20/42	N/A	16,998	9,413	(3)(17)
Purchasing Power, LLC
Purchasing Power Funding I, LLC	First Lien Secured Debt - Revolver	L+650, 0.00% Floor	02/24/25	9,113	4,556	4,556	(9)(21)(23)(26)
Spectrum Automotive
Shelby 2021 Holdings Corp.	First Lien Secured Debt	L+575, 0.75% Floor	06/29/28	14,392	13,310	13,264	(9)(21)(23)(28)
	First Lien Secured Debt - Revolver	L+575, 0.75% Floor	06/29/27	420	(5)	(6)	(8)(9)(21)(23)
					13,305	13,258
	Total Diversified Investment Vehicles, Banking, Finance, Real Estate				$51,205	$43,513
Education
NFA Group
SSCP Spring Bidco Limited	First Lien Secured Debt	SON+600, 0.50% Floor	07/30/25	£30,000	$36,394	$35,890	(9)(17)(27)
		Total Education			$36,394	$35,890
Energy - Electricity
Renew Financial LLC (f/k/a Renewable Funding, LLC)
AIC SPV Holdings II, LLC (4)	Preferred Equity - Preferred Stock	N/A	N/A	142 Shares	$534	$74	(15)(17)(24)
Renew Financial LLC (f/k/a Renewable Funding, LLC) (4)	Preferred Equity - Preferred Equity	N/A	N/A	1,000,000 Shares	1,000	1,961	(13)(17)(24)
	Preferred Equity - Series B Preferred Stock	N/A	N/A	1,505,868 Shares	8,343	—	(13)(17)(24)
	Preferred Equity - Series D Preferred Stock	N/A	N/A	436,689 Shares	5,568	—	(13)(17)(24)
	Common Equity - Common Stock	N/A	N/A	441,576 Shares	1,902	—	(13)(17)(24)
Renew JV LLC (4)	Common Equity - Membership Interests	N/A	N/A	383,381 Shares	383	449	(13)(17)(24)
					17,730	2,484
Solarplicity Group Limited (f/k/a AMP Solar UK)
Solarplicity UK Holdings Limited	First Lien Secured Debt	4.00%	03/08/23	£5,562	7,231	2,009	(14)(17)
	Preferred Equity - Preferred Stock	N/A	N/A	4,286 Shares	5,623	—	(2)(13)(17)
	Common Equity - Ordinary Shares	N/A	N/A	2,825 Shares	4	—	(2)(13)(17)
					12,858	2,009
		Total Energy – Electricity			$30,588	$4,493

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

December 31, 2022

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (34)	Fair Value (1)(35)
Energy - Oil & Gas
Pelican
Pelican Energy, LLC (4)	Common Equity - Membership Interests	N/A	N/A	1,444 Shares	$12,271	$195	(13)(16)(17)(24)
Spotted Hawk
SHD Oil & Gas, LLC (5)	Common Equity - Series C Units	N/A	N/A	50,952,525 Shares	43,454	580	(13)(16)(24)
	Common Equity - Series A Units	N/A	N/A	7,600,000 Shares	1,411	—	(13)(16)(24)
					44,865	580
		Total Energy – Oil & Gas			$57,136	$775
Healthcare & Pharmaceuticals
83bar
83Bar, Inc.	First Lien Secured Debt	SOFR+575, 1.50% Floor	07/02/26	$3,646	$3,631	$3,582	(9)(31)
Akoya
Akoya Biosciences, Inc.	First Lien Secured Debt	SOFR+680, 2.50% Floor	11/01/27	22,500	19,105	19,012	(9)(23)(31)
Alcami
Alcami Corporation	First Lien Secured Debt	SOFR+700, 1.00% Floor	12/21/28	8,904	7,908	7,908	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+700, 1.00% Floor	12/21/28	1,096	(38)	(38)	(8)(9)(21)(23)
					7,870	7,870
Analogic
Analogic Corporation	First Lien Secured Debt	L+525, 1.00% Floor	06/22/24	17,713	17,594	17,447	(9)(28)
	First Lien Secured Debt - Revolver	L+525, 1.00% Floor	06/22/23	1,826	1,613	1,599	(9)(21)(23)(28)
					19,207	19,046
Carbon6
Carbon6 Technologies, Inc.	First Lien Secured Debt	SOFR+675, 1.00% Floor	08/01/27	12,500	2,488	2,413	(9)(23)(31)
	Preferred Equity - Preferred Equity	N/A	N/A	280,899 Shares	250	250	(9)(13)(24)
					2,738	2,663
Cato Research
LS Clinical Services Holdings, Inc.	First Lien Secured Debt	L+675, 1.00% Floor	12/16/27	12,994	12,721	12,623	(9)(28)
	First Lien Secured Debt - Revolver	L+675, 1.00% Floor	12/16/26	1,875	1,837	1,825	(9)(23)(28)
					14,558	14,448
Celerion
Celerion Buyer, Inc.	First Lien Secured Debt	SOFR+650, 0.75% Floor	11/05/29	8,082	7,842	7,839	(9)(32)
	First Lien Secured Debt	SOFR+650, 0.75% Floor	11/03/29	1,279	(38)	(38)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+650, 0.75% Floor	11/03/28	639	(19)	(19)	(8)(9)(21)(23)
					7,785	7,782
Cerus
Cerus Corporation	First Lien Secured Debt	SOFR+545, 1.80% Floor	03/01/24	16,500	16,475	16,418	(9)(17)(31)
	First Lien Secured Debt - Revolver	SOFR+375, 1.80% Floor	03/01/24	1,500	308	301	(9)(17)(21)(23) (31)
					16,783	16,719
CNSI
CNSI Holdings, LLC	First Lien Secured Debt	SOFR+650, 0.50% Floor	12/17/28	18,000	17,380	17,370	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+650, 0.50% Floor	12/17/27	2,000	(69)	(70)	(8)(9)(21)(23)
					17,311	17,300

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

December 31, 2022

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (34)	Fair Value (1)(35)
Compass Health
Roscoe Medical, Inc	First Lien Secured Debt	SOFR+625, 1.00% Floor	09/30/24	7,544	7,273	7,205	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+625, 1.00% Floor	09/30/24	1,393	1,341	1,330	(9)(23)(31)
					8,614	8,535
EmpiRx
EmpiRx Health LLC	First Lien Secured Debt	L+500, 1.00% Floor	08/05/27	9,000	8,855	8,932	(9)(29)
	First Lien Secured Debt - Revolver	L+500, 1.00% Floor	08/05/27	909	(14)	(7)	(8)(9)(20)(21) (23)
					8,841	8,925
Forge Biologics
Forge Biologics, Inc.	First Lien Secured Debt	SOFR+675, 0.50% Floor	12/03/26	26,667	13,226	13,333	(9)(23)(31)
Gateway Services
Gateway US Holdings, Inc.	First Lien Secured Debt	SOFR+650, 0.75% Floor	09/22/26	9,657	9,515	9,448	(9)(21)(23)(32)
	First Lien Secured Debt - Revolver	SOFR+650, 0.75% Floor	09/22/26	304	165	162	(9)(21)(23)(32)
					9,680	9,610
Gossamer
GB001, Inc.	First Lien Secured Debt	L+700, 2.00% Floor	01/01/25	28,839	4,757	4,845	(9)(17)(23)(26)
Health & Safety Institute
HSI HALO Acquisition, Inc.	First Lien Secured Debt	SOFR+575, 1.00% Floor	08/31/26	16,267	16,074	15,716	(9)(33)
	First Lien Secured Debt	SOFR+625, 1.00% Floor	08/31/26	2,466	2,413	2,414	(9)(33)
	First Lien Secured Debt - Revolver	SOFR+575, 1.00% Floor	09/02/25	813	674	661	(9)(21)(23)(32) (33)
	Common Equity - Common Stock	N/A	N/A	500 Shares	500	1,472	(9)(13)
HSI Halo Holdings, LLC	Common Equity - Common Stock	N/A	N/A	104 Shares	16	16	(9)(24)
	Unsecured Debt - Convertible Bond	10.00%	09/28/27	50	50	50	(9)
					19,727	20,329
IMA Group
IMA Group Management Company, LLC	First Lien Secured Debt	L+500, 1.00% Floor	05/30/24	12,606	10,010	10,001	(21)(23)(28)
	First Lien Secured Debt - Revolver	L+500, 1.00% Floor	05/30/24	289	173	171	(21)(23)(28)
					10,183	10,172
KureSmart
Clearway Corporation (f/k/a NP/Clearway Holdings, Inc.)	Common Equity - Common Stock	N/A	N/A	133 Shares	133	208	(9)(13)
Kure Pain Holdings, Inc.	First Lien Secured Debt	L+500, 1.00% Floor	08/27/24	21,491	21,367	21,296	(9)(26)
	First Lien Secured Debt - Revolver	L+500, 1.00% Floor	08/27/24	2,654	(18)	(24)	(8)(9)(21)(23)
					21,482	21,480

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

December 31, 2022

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (34)	Fair Value (1)(35)
LucidHealth
Premier Imaging, LLC	First Lien Secured Debt	L+575, 1.00% Floor	01/02/25	12,419	7,984	8,114	(9)(21)(23)(26)
Mannkind Corporation
Mannkind Corporation	First Lien Secured Debt	SOFR+625, 1.00% Floor	08/01/25	13,867	13,805	13,710	(9)(31)
	Common Equity - Common Stock	N/A	N/A	334,226 Shares	76	1,761	(9)(10)(13)(17)
					13,881	15,471
Maxor National Pharmacy Services, LLC
Maxor National Pharmacy Services, LLC	First Lien Secured Debt	L+525, 1.00% Floor	12/06/27	23,172	22,973	23,172	(9)(28)
	First Lien Secured Debt - Revolver	L+525, 1.00% Floor	12/06/26	1,558	(36)	—	(9)(21)(23)
					22,937	23,172
Medical Guardian
Medical Guardian, LLC	First Lien Secured Debt	L+650, 1.00% Floor	10/26/26	35,876	30,713	30,655	(9)(21)(23)(26)
	First Lien Secured Debt - Revolver	L+650, 1.00% Floor	10/26/26	3,810	604	640	(9)(21)(23)(26)
					31,317	31,295
Midwest Vision
Midwest Vision Partners Management, LLC	First Lien Secured Debt	L+650, 1.00% Floor	01/12/27	24,096	21,315	21,076	(9)(21)(23)(28)
	First Lien Secured Debt - Revolver	L+650, 1.00% Floor	01/12/27	612	603	596	(9)(23)(28)
					21,918	21,672
Orchard
Orchard Therapeutics PLC	First Lien Secured Debt	L+595, 1.00% Floor	05/28/26	33,071	10,665	10,792	(9)(17)(23)(26)
Ovation Fertility
FPG Services, LLC	First Lien Secured Debt	L+550, 1.00% Floor	06/13/25	18,917	14,759	14,875	(9)(21)(23)(26)
	First Lien Secured Debt - Revolver	L+550, 1.00% Floor	06/13/24	2,105	(12)	(6)	(8)(9)(21)(23)
					14,747	14,869
Paragon 28
Paragon 28, Inc.	First Lien Secured Debt	SOFR+600, 1.00% Floor	05/01/26	10,000	7,476	7,450	(9)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+375, 1.00% Floor	05/01/26	2,000	(10)	(10)	(8)(9)(21)(23)
					7,466	7,440
Partner Therapeutics, Inc
Partner Therapeutics, Inc	Preferred Equity - Preferred Equity	N/A	N/A	55,556 Shares	333	642	(9)(13)
	Warrants - Warrants			73	389	474	(9)(13)
Partner Therapeutics, Inc.	First Lien Secured Debt	SOFR+665, 2.00% Floor	12/30/27	10,000	9,818	9,950	(9)(31)
	First Lien Secured Debt	SOFR+715, 2.00% Floor	12/30/27	5,000	3,248	3,309	(9)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+375, 2.00% Floor	12/30/27	1,000	559	565	(9)(21)(23)(31)
					14,347	14,940
PHS
PHS Buyer, Inc.	First Lien Secured Debt	L+600, 1.00% Floor	01/31/27	24,925	24,572	24,052	(9)(26)
	First Lien Secured Debt - Revolver	L+600, 1.00% Floor	01/31/27	2,000	1,224	1,197	(9)(21)(23)(26)
					25,796	25,249

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

December 31, 2022

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (34)	Fair Value (1)(35)
RHA Health Services
Pace Health Companies, LLC	First Lien Secured Debt	L+450, 1.00% Floor	08/02/24	3,767	3,740	3,740	(9)(28)
	First Lien Secured Debt - Revolver	L+450, 1.00% Floor	08/02/24	500	—	(4)	(8)(9)(20)(21) (23)
					3,740	3,736
Rigel Pharmaceuticals
Rigel Pharmaceuticals, Inc.	First Lien Secured Debt	SOFR+565, 1.50% Floor	09/01/26	12,000	12,010	11,880	(9)(31)
TELA Bio, Inc.
TELA Bio, Inc.	First Lien Secured Debt	SOFR+625, 1.00% Floor	05/01/27	16,667	13,271	13,333	(9)(23)(31)
TissueTech
TissueTech, Inc.	First Lien Secured Debt	SOFR+575, 1.00% Floor	04/01/27	17,500	12,194	12,250	(9)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+400, 1.00% Floor	04/01/27	1,000	(4)	—	(9)(21)(23)
					12,190	12,250
Treace
Treace Medical Concepts, Inc.	First Lien Secured Debt	SOFR+600, 1.00% Floor	04/01/27	35,000	14,514	14,060	(9)(17)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+400, 1.00% Floor	04/01/27	3,000	387	355	(9)(17)(21)(23) (31)
					14,901	14,415
Unchained Labs
Unchained Labs, LLC	First Lien Secured Debt	SOFR+550, 1.00% Floor	08/09/27	6,728	4,082	4,096	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+550, 1.00% Floor	08/09/27	726	(11)	(7)	(8)(9)(21)(23)
					4,071	4,089
ViewRay
ViewRay Inc.	First Lien Secured Debt	P+350	11/01/27	12,500	12,438	12,438	(9)(17)(25)
	First Lien Secured Debt	L+350, 0.00% Floor	11/01/27	4,167	(20)	(21)	(8)(9)(17)(23)
	First Lien Secured Debt - Revolver	P+50	11/01/27	750	246	246	(9)(17)(21)(23) (25)
					12,664	12,663
WellDyneRx, LLC
WelldyneRX, LLC	First Lien Secured Debt	SOFR+675, 0.75% Floor	03/09/27	17,941	17,617	17,493	(9)(32)
	First Lien Secured Debt - Revolver	SOFR+675, 0.75% Floor	03/09/26	1,923	(31)	(48)	(8)(9)(21)(23)
					17,586	17,445
		Total Healthcare & Pharmaceuticals			$466,989	$468,476
High Tech Industries
Acronis AG
ACRONIS AG	First Lien Secured Debt	L+585, 1.00% Floor	04/01/27	$21,000	$20,936	$20,895	(9)(17)(26)
American Megatrends
AMI US Holdings Inc.	First Lien Secured Debt	L+525, 1.00% Floor	04/01/25	21,265	21,085	20,946	(9)(26)
	First Lien Secured Debt - Revolver	L+525, 0.00% Floor	04/01/24	2,907	(15)	(44)	(8)(9)(21)(23)
					21,070	20,902
Calero Holdings, Inc.
Telesoft Holdings, LLC	First Lien Secured Debt	L+575, 1.00% Floor	12/16/25	22,102	21,850	21,691	(26)(28)
	First Lien Secured Debt - Revolver	L+575, 1.00% Floor	12/16/25	2,273	164	147	(21)(23)(26)
					22,014	21,838

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

December 31, 2022

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (34)	Fair Value (1)(35)
ChyronHego Corporation
ChyronHego Corporation (5)	First Lien Secured Debt	L+350 Cash plus 1.50% PIK, 1.00% Floor	12/31/24	86,254	85,978	86,254	(28)
	First Lien Secured Debt	L+1025 PIK, 1.00% Floor	12/31/24	2,777	2,710	2,777	(28)
	First Lien Secured Debt	L+650 Cash plus 1.50% PIK, 1.00% Floor	12/31/24	2,011	1,899	2,011	(28)
	First Lien Secured Debt - Revolver	L+500, 1.00% Floor	12/31/24	10,000	8,945	8,956	(21)(23)(28)
	Preferred Equity - Preferred Equity	N/A	N/A	7,800 Shares	6,000	22,500	(13)(24)
					105,532	122,498
Dairy.com
Momentx Corporation	First Lien Secured Debt	SOFR+575, 1.00% Floor	06/24/27	15,200	14,964	14,934	(9)(32)
	First Lien Secured Debt - Revolver	SOFR+575, 1.00% Floor	06/24/27	1,257	651	649	(9)(21)(23)(32)
					15,615	15,583
Digital.ai
Digital.ai Software Holdings, Inc.	First Lien Secured Debt	L+700, 1.00% Floor	02/10/27	22,185	21,722	21,520	(9)(28)
	First Lien Secured Debt - Revolver	L+650, 1.00% Floor	02/10/27	2,419	514	444	(9)(21)(23)(28)
					22,236	21,964
GoHealth
Norvax, LLC	First Lien Secured Debt - Revolver	L+650, 1.00% Floor	09/13/24	3,182	(27)	—	(9)(21)(23)
International Cruise & Excursion Gallery, Inc.
International Cruise & Excursion Gallery, Inc.	First Lien Secured Debt	SOFR+535, 1.00% Floor	06/06/25	14,325	14,220	13,715	(31)
Modern Campus
Destiny Solutions U.S., Inc.	First Lien Secured Debt	L+575, 1.00% Floor	06/08/26	25,573	25,102	25,062	(26)
RMCF IV CIV XXXV, L.P.	Common Equity - Common Stock	N/A	N/A	482 Shares	1,000	1,438	(13)
					26,102	26,500
MYCOM
Magnate Holding Corp.	First Lien Secured Debt	L+600, 0.50% Floor	12/16/24	19,039	18,964	18,841	(9)(17)(28)
	First Lien Secured Debt - Revolver	L+600, 0.50% Floor	12/14/23	3,150	3,139	3,122	(9)(17)(23)(28)
					22,103	21,963
New Era Technology, Inc.
New Era Technology, Inc.	First Lien Secured Debt	L+625, 1.00% Floor	10/31/26	32,951	31,744	31,501	(9)(21)(23)(28)
	First Lien Secured Debt - Revolver	L+625, 1.00% Floor	10/30/26	1,732	926	913	(9)(21)(23)(28)
					32,670	32,414
Pro Vigil
Pro-Vigil Holding Company, LLC	First Lien Secured Debt	SOFR+850, 1.00% Floor	01/11/25	23,138	15,353	15,643	(9)(21)(23)(31) (32)(33)
Schlesinger Group
Schlesinger Global, LLC	First Lien Secured Debt	SOFR+600 Cash plus 0.50% PIK, 1.00% Floor	07/12/25	10,296	10,167	10,143	(9)(31)
	First Lien Secured Debt	SOFR+785, 1.00% Floor	07/12/25	953	943	953	(9)(32)
					11,110	11,096

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

December 31, 2022

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (34)	Fair Value (1)(35)
Simeio
Simeio Group Holdings, Inc.	First Lien Secured Debt	L+550, 1.00% Floor	02/02/26	8,178	8,111	7,933	(9)(26)
	First Lien Secured Debt - Revolver	L+550, 1.00% Floor	02/02/26	1,731	1,256	1,217	(9)(21)(23)(28)
					9,367	9,150
Sirsi Corporation
Sirsi Corporation	First Lien Secured Debt	L+450, 1.00% Floor	03/15/24	5,101	5,080	5,076	(9)(26)
	First Lien Secured Debt - Revolver	L+450, 1.00% Floor	03/15/24	429	(2)	(2)	(8)(9)(21)(23)
					5,078	5,074
Springbrook
Springbrook Holding Company, LLC	First Lien Secured Debt	L+575, 1.00% Floor	12/23/26	14,227	14,059	13,913	(26)
	First Lien Secured Debt	SOFR+650, 1.00% Floor	12/23/26	2,354	2,308	2,307	(32)
	First Lien Secured Debt	L+550, 1.00% Floor	12/23/26	1,582	1,569	1,547	(26)
	First Lien Secured Debt - Revolver	L+575, 1.00% Floor	12/23/26	1,463	(15)	(32)	(8)(21)(23)
					17,921	17,735
Tax Slayer
MEP-TS Midco, LLC	First Lien Secured Debt	L+600, 1.00% Floor	12/31/26	13,277	13,064	12,813	(9)(29)
	First Lien Secured Debt - Revolver	L+600, 1.00% Floor	12/31/26	1,452	—	(51)	(8)(9)(21)(23)
					13,064	12,762
UpStack
Upstack Holdco Inc.	First Lien Secured Debt	L+575, 1.00% Floor	08/20/27	31,701	27,456	27,388	(9)(21)(23)(29)
	First Lien Secured Debt - Revolver	L+550, 1.00% Floor	08/20/27	3,000	(64)	(67)	(8)(9)(20)(21) (23)
					27,392	27,321
		Total High Tech Industries			$401,756	$417,053
Hotel, Gaming, Leisure, Restaurants
Guernsey
Guernsey Holdings SDI LA LLC	First Lien Secured Debt	6.95%	11/18/26	$1,979	$1,963	$1,840	(9)
	First Lien Secured Debt	L+595, 1.00% Floor	11/18/26	1,167	—	(12)	(8)(9)(23)
					1,963	1,828
PARS Group LLC
PARS Group LLC	First Lien Secured Debt	SOFR+675, 1.50% Floor	04/03/28	10,000	8,916	8,912	(9)(23)(31)
Taco Cabana
YTC Enterprises, LLC	First Lien Secured Debt	L+625, 1.00% Floor	08/16/26	9,817	9,720	9,669	(9)(26)
		Total Hotel, Gaming, Leisure, Restaurants			$20,599	$20,409
Insurance
High Street Insurance
High Street Buyer, Inc.	First Lien Secured Debt	L+600, 0.75% Floor	04/14/28	$29,885	$29,437	$29,288	(9)(28)
	First Lien Secured Debt - Revolver	L+600, 0.75% Floor	04/16/27	2,203	(32)	(44)	(8)(9)(21)(23)
					29,405	29,244
PGM Holdings Corporation
Turbo Buyer, Inc.	First Lien Secured Debt	L+600, 1.00% Floor	12/02/25	19,083	18,842	18,510	(9)(28)
	First Lien Secured Debt - Revolver	L+575, 1.00% Floor	12/02/25	923	(11)	(28)	(8)(9)(21)(23)
					18,831	18,482
Relation Insurance
AQ Sunshine, Inc.	First Lien Secured Debt	SOFR+625, 1.00% Floor	04/15/25	34,595	34,162	34,442	(9)(32)
See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

December 31, 2022

(In thousands, except share data)

First Lien Secured Debt - Revolver	SOFR+625, 1.00% Floor	04/15/24	1,785	746	752	(9)(20)(21)(23) (31)
				34,908	35,194
	Total Insurance			$83,144	$82,920

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (34)	Fair Value (1)(35)
Manufacturing, Capital Equipment
AVAD, LLC
Surf Opco, LLC	First Lien Secured Debt - Revolver	L+400, 1.00% Floor	03/17/26	$16,667	$13,061	$12,891	(9)(16)(20)(21) (23)(26)
	Preferred Equity - Class P-1 Preferred	N/A	N/A	33,333 Shares	3,333	6,667	(9)(13)(16)
	Preferred Equity - Class P-2 Preferred	N/A	N/A	85,164 Shares	8,516	3,097	(9)(13)(16)
	Common Equity - Class A-1 Common	N/A	N/A	3,333 Shares	—	190	(9)(13)(16)
					24,910	22,845
Kauffman
Kauffman Holdco, LLC	Common Equity - Common Stock	N/A	N/A	250,000 Shares	250	225	(9)(13)
Kauffman Intermediate, LLC	First Lien Secured Debt	L+575, 1.00% Floor	05/08/25	16,150	16,018	15,759	(9)(30)
	First Lien Secured Debt - Revolver	L+575, 1.00% Floor	05/08/25	1,243	(10)	(30)	(8)(9)(21)(23)
					16,258	15,954
MedPlast Holdings Inc.
Viant Medical Holdings, Inc. (fka MedPlast Holdings, Inc.)	Second Lien Secured Debt	L+775, 0.00% Floor	07/02/26	8,000	7,965	7,438	(26)
		Total Manufacturing, Capital Equipment			$49,133	$46,237
Media - Diversified & Production
Sonar Entertainment
Sonar Entertainment, Inc.	First Lien Secured Debt	L+760, 1.25% Floor	11/15/21	$1,564	$1,562	$1,243	(9)(11)(26)
	First Lien Secured Debt - Revolver	L+760, 1.25% Floor	11/15/21	1,179	1,137	937	(9)(11)(23)(26)
					2,699	2,180
		Total Media – Diversified & Production			$2,699	$2,180
Retail
IPS
SI Holdings, Inc.	First Lien Secured Debt	L+600, 1.00% Floor	07/25/25	$30,768	$30,485	$30,475	(9)(26)
	First Lien Secured Debt - Revolver	L+600, 1.00% Floor	07/25/24	3,413	747	744	(9)(21)(23)(26)
					31,232	31,219
		Total Retail			$31,232	$31,219
Telecommunications
Securus Technologies Holdings, Inc.
Securus Technologies Holdings, Inc.	Second Lien Secured Debt	L+825, 1.00% Floor	11/01/25	$7,128	$7,096	$5,845	(28)
		Total Telecommunications			$7,096	$5,845
Transportation - Cargo, Distribution
Beacon Mobility
Beacon Mobility Corp.	First Lien Secured Debt	SOFR+560, 1.00% Floor	05/22/24	$28,108	$27,792	$27,678	(9)(31)
	First Lien Secured Debt - Revolver	4.00%	02/04/23	50,000	—	—	(9)(20)(22)(23)
	First Lien Secured Debt - Revolver	L+550, 1.00% Floor	05/22/24	4,145	(50)	(63)	(8)(9)(20)(21) (23)
					27,742	27,615

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

December 31, 2022

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (34)	Fair Value (1)(35)
Heniff and Superior
Heniff Holdco, LLC	First Lien Secured Debt	SOFR+575, 1.00% Floor	12/03/26	30,104	29,716	29,502	(9)(32)
	First Lien Secured Debt - Revolver	SOFR+575, 1.00% Floor	12/03/24	3,925	(31)	(59)	(8)(9)(20)(21) (23)
					29,685	29,443
MSEA Tankers LLC
MSEA Tankers LLC (5)	Common Equity - Class A Units	N/A	N/A		19,397	4,256	(17)(18)(24)
		Total Transportation – Cargo, Distribution			$76,824	$61,314
Utilities - Electric
Congruex
Congruex Group LLC	First Lien Secured Debt	SOFR+575, 0.75% Floor	05/03/29	$14,925	$14,580	$14,589	(9)(32)
		Total Utilities – Electric			$14,580	$14,589
Wholesale
Banner Solutions
Banner Buyer, LLC	First Lien Secured Debt	L+575, 1.00% Floor	10/31/25	$15,181	$15,047	$15,044	(9)(26)
	First Lien Secured Debt - Revolver	L+575, 1.00% Floor	10/31/25	1,935	369	370	(9)(21)(23)(26)
Banner Parent Holdings, Inc.	Common Equity - Common Stock	N/A	N/A	6,125 Shares	613	615	(9)(13)
					16,029	16,029
Thomas Scientific
BSP-TS, LP	Common Equity - Common Stock	N/A	N/A	185 Shares	185	235	(9)(13)
Thomas Scientific, LLC	First Lien Secured Debt	L+550, 1.00% Floor	12/14/27	31,572	31,045	31,124	(9)(28)
	First Lien Secured Debt - Revolver	L+550, 1.00% Floor	12/14/27	2,963	(49)	(42)	(8)(9)(21)(23)
					31,181	31,317
		Total Wholesale			$47,210	$47,346
Total Investments					$2,607,174	$2,398,120	(6)(7)

____________________

(1)
Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (See Note 2 to the financial statements).
(2)
Preferred and ordinary shares in Solarplicity UK Holdings Limited are GBP denominated equity investments.
(3)
Denotes investments in which the Company owns greater than 25% of the equity, where the governing documents of each entity preclude the Company from exercising a controlling influence over the management or policies of such entity. The Company does not have the right to elect or appoint more than 25% of the directors or another party has the right to elect or appoint more directors than the Company and has the right to appoint certain members of senior management. Therefore, the Company has determined that these entities are not controlled affiliates. As of December 31, 2022, we had a 100% equity ownership interest in Golden Bear 2016-R, LLC, a collateralized loan obligation.

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

December 31, 2022

(In thousands, except share data)

(4)
Denotes investments in which we are an “Affiliated Person,” as defined in the 1940 Act, due to holding the power to vote or owning 5% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of March 31, 2022 and December 31, 2022 along with transactions during the nine months ended December 31, 2022 in these affiliated investments are as follows:

Name of Issuer	Fair Value at March 31, 2022	Gross Additions ●	Gross Reductions ■	Net Change in Unrealized Gains (Losses)	Fair Value at December 31, 2022	Net Realized Gains (Losses)	Interest/ Dividend/ Other Income
1244311 B.C. Ltd., Common Stock	$976	$—	$—	$(637)	$339	$—	$—
1244311 B.C. Ltd., Term Loan	3,800	54	—	(24)	3,830	—	229
AIC SPV Holdings II, LLC, Preferred Equity	355	—	—	(281)	74	—	73
Carbonfree Chemicals Holdings LLC, Common Stock	42,117	25,074	(20,000)	(24,765)	20,202	(2,224)	—
Carbonfree Chemicals SA LLC, Class B Units	—	—	(25,074)	25,074	—	—	—
FC2 LLC, Term Loan	—	12,500	—	—	12,500	—	176
FC2 LLC, Common Stock	—	—	—	—	—	—	—
Golden Bear 2016-R, LLC, Membership Interests	10,038	—	—	(625)	9,413	—	645
GSC Technologies Inc., Term Loan	192	7	(23)	—	177	—	16
Pelican Energy, LLC, Common Stock	630	—	(792)	357	195	—	—
Renew Financial LLC (f/k/a Renewable Funding, LLC), Series B Preferred Stock	—	—	—	—	—	—	—
Renew Financial LLC (f/k/a Renewable Funding, LLC), Series D Preferred Stock	—	—	—	—	—	—	—
Renew Financial LLC (f/k/a Renewable Funding, LLC), Series E Preferred Stock	4,988	—	(2,050)	(2,938)	—	—	—
Renew Financial LLC (f/k/a Renewable Funding, LLC), Preferred Equity	—	1,000	—	961	1,961	—	—
Renew Financial LLC (f/k/a Renewable Funding, LLC), Common Stock	—	2,050	—	(2,050)	—	—	—
Renew JV LLC, Membership Interests	613	—	(82)	(81)	449	—	—
	$63,709	$40,685	$(48,021)	$(5,008)	$49,141	$(2,224)	$1,139

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

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

December 31, 2022

(In thousands, except share data)

(5)
Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Fair value as of March 31, 2022 and December 31, 2022 along with transactions during the nine months ended December 31, 2022 in these controlled investments are as follows:

Name of Issuer	Fair Value at March 31, 2022	Gross Additions ●	Gross Reductions ■	Net Change in Unrealized Gains (Losses)	Fair Value at December 31, 2022	Net Realized Gains (Losses)	Interest/ Dividend/ Other Income
Majority Owned Company
ChyronHego Corporation, Preferred Equity	$15,553	$—	$—	$6,947	$22,500	$—	$—
ChyronHego Corporation, Revolver	7,076	1,789	—	91	8,956	—	1,044
ChyronHego Corporation, Term Loan	86,969	3,917	—	156	91,042	—	5,998
Dynamic Product Tankers, LLC, Common Stock	3,110	—	(3,063)	41,322	—	(41,369)	—
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.), Common Stock	—	—	(2,182)	30,078	—	(27,896)	—
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.), Term Loan	6,204	208	(7,666)	1,253	—	—	1,069
Merx Aviation Finance, LLC, Membership Interests	23,509	110,700	—	(22,763)	111,446	—	—
Merx Aviation Finance, LLC, Revolver	275,000	—	(125,000)	—	150,000	—	16,596
MSEA Tankers LLC, Class A Units	34,274	—	(30,862)	844	4,256	—	—
Controlled Company
SHD Oil & Gas, LLC, Series C Units	4,652	—	(612)	(3,460)	580	—	—
SHD Oil & Gas, LLC, Series A Units	—	—	—	—	—	—	—
SHD Oil & Gas, LLC, Tranche C Note	25,470	—	(24,728)	(742)	—	—	2,747
	$481,817	$116,614	$(194,113)	$53,726	$388,780	$(69,265)	$27,455

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

As of December 31, 2022, the Company had a 87%, 100%, 98% and 38% equity ownership interest in ChyronHego Corporation; Merx Aviation Finance, LLC; MSEA Tankers, LLC; and SHD Oil & Gas, LLC (f/k/a Spotted Hawk Development LLC), respectively.

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

December 31, 2022

(In thousands, except share data)

(6)
Aggregate gross unrealized gain and loss for federal income tax purposes is $55,195 and $279,808, respectively. Net unrealized loss is $224,613 based on a tax cost of $2,707,446.
(7)
Substantially all securities are pledged as collateral to our multi-currency revolving credit facility (the “Senior Secured Facility” as defined in Note 7 to the financial statements). As such, these securities are not available as collateral to our general creditors.
(8)
The negative fair value is the result of the commitment being valued below par.
(9)
These are co-investments made with the Company’s affiliates in accordance with the terms of the exemptive order the Company received from the Securities and Exchange Commission (the “SEC”) permitting us to do so. (See Note 4 to the financial statements for discussion of the exemptive order from the SEC.)
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
(16)
AIC Spotted Hawk Holdings, LLC, AIC SHD Holdings, LLC, AIC Pelican Holdings, LLC, AP Surf Investments, LLC and AIC SB Holdings LLC are wholly-owned special purpose vehicles which only hold investments of the underlying portfolio companies and have no other significant assets or liabilities. AIC Spotted Hawk Holdings, LLC holds equity and debt investments in SHD Oil & Gas, LLC. AIC SHD Holdings LLC holds equity investments in SHD Oil & Gas, LLC. and equity investments in both Carbonfree Chemicals Holdings, LLC and Carbonfree Chemicals SA, LLC. AIC Pelican Holdings, LLC holds an equity investment in Pelican Energy, LLC. AP Surf Investments, LLC holds equity investments in Surf Opco, LLC. AIC SB Holdings LLC holds equity investments in Gainline Galaxy Holdings LLC.
(17)
Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of December 31, 2022, non-qualifying assets represented approximately 7.4% of the total assets of the Company.
(18)
As of December 31, 2022, MSEA Tankers, LLC had various classes of limited liability interests outstanding of which the Company holds Class A-1 and Class A-2 units which are identical except that Class A-1 unit is voting and Class A-2 unit is non-voting. The units entitle the Company to appoint two out of three managers to the board of managers.
(19)
Common shares in 1244311 B.C. Ltd. are CAD denominated equity investments.
(20)
As of December 31, 2022, there were letters of credit issued and outstanding through the Company under this first lien senior secured revolving loan.
(21)
The undrawn portion of these committed revolvers and delayed draw term loans includes a commitment and unused fee rate.
(22)
A letter of credit associated with this investment has been issued through the Company’s Senior Secured Facility. In the event of draw of funds the related funding would be pro-rated for all existing lenders in the investment.

(23)
As of December 31, 2022, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 9 to the financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

December 31, 2022

(In thousands, except share data)

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit **	Undrawn Commitment
A&V Holdings Midco, LLC	$1,505	$452	$—	$1,053
AMI US Holdings Inc.	2,907	—	—	2,907
AQ Sunshine, Inc.	1,785	757	23	1,005
Activ Software Holdings, LLC	2,407	—	—	2,407
Akoya Biosciences, Inc.	3,375	—	—	3,375
Alcami Corporation	1,781	—	—	1,781
Alpinex Opco, LLC	1,490	596	—	894
Analogic Corporation	1,826	1,617	—	209
Banner Buyer, LLC	1,935	387	—	1,548
Beacon Mobility Corp.	54,145	—	34,978	19,167
Berner Food & Beverage, LLC	2,882	836	—	2,046
CNSI Holdings, LLC	2,000	—	—	2,000
Carbon6 Technologies, Inc.	10,000	—	—	10,000
Celerion Buyer, Inc.	1,918	—	—	1,918
Cerus Corporation	1,500	309	—	1,191
ChyronHego Corporation	10,000	8,956	—	1,044
Club Car Wash Operating, LLC	4,327	—	—	4,327
Compu-Link Corporation	2,273	—	—	2,273
Digital.ai Software Holdings, Inc.	2,419	565	—	1,854
EHL Merger Sub, LLC	4,155	—	—	4,155
Eldrickco Limited*	5,600	430	—	5,170
EmpiRx Health LLC	909	—	227	682
Erickson Inc	25,500	13,682	425	11,393
FPG Services, LLC	6,093	—	—	6,093
Forge Biologics, Inc.	13,333	—	—	13,333
GB001, Inc.	24,000	—	—	24,000
Gabriel Partners, LLC	665	133	—	532
Gateway US Holdings, Inc.	368	167	—	201
Go Car Wash Management Corp.	15,637	—	—	15,637
Graffiti Buyer, Inc.	3,409	526	—	2,883
Guernsey Holdings SDI LA LLC	1,167	—	—	1,167
Gutter Buyer, Inc.	2,727	2,584	143	—
HRO (Hero Digital) Holdings, LLC	10,213	945	31	9,237
HSI HALO Acquisition, Inc.	813	677	—	136
Heniff Holdco, LLC	3,925	—	281	3,644
High Street Buyer, Inc.	2,203	—	—	2,203
Hive Intermediate, LLC	2,326	310	—	2,016
HomeRenew Buyer, Inc.	4,576	392	—	4,184
IMA Group Management Company, LLC	2,799	173	—	2,626
JF Acquisition, LLC	1,569	1,381	—	188
Jacent Strategic Merchandising	3,500	3,457	—	43
KDC US Holdings	6,020	665	33	5,322
KL Charlie Acquisition Company	1,962	432	—	1,530
Kauffman Intermediate, LLC	1,243	—	—	1,243
Kure Pain Holdings, Inc.	2,654	—	—	2,654
LS Clinical Services Holdings, Inc.	1,875	1,875	—	—
Lash OpCo, LLC	1,612	783	—	829
LendingPoint LLC	8,333	8,333	—	—
Lifelong Learner Holdings, LLC	2,985	2,982	—	3
Liqui-Box Holdings, Inc.	3,560	2,753	81	726
MEP-TS Midco, LLC	1,452	—	—	1,452
Magnate Holding Corp.	3,150	3,150	—	—
Marlin DTC-LS Midco 2, LLC	685	—	—	685
Maxor National Pharmacy Services, LLC	1,558	—	—	1,558
Medical Guardian, LLC	8,571	648	—	7,923
Merx Aviation Finance, LLC	154,677	150,000	4,677	—
Midwest Vision Partners Management, LLC	3,029	612	—	2,417
Momentx Corporation	1,257	670	—	587
Naviga Inc. (fka Newscycle Solutions, Inc.)	500	444	—	56
New Era Technology, Inc.	2,440	952	—	1,488
Norvax, LLC	3,182	—	—	3,182

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

December 31, 2022

(In thousands, except share data)

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit **	Undrawn Commitment
Orchard Therapeutics PLC	22,333	—	—	22,333
PARS Group LLC	952	—	—	952
PHS Buyer, Inc.	2,000	1,267	—	733
Pace Health Companies, LLC	500	—	118	382
Paladone Group Bidco Limited	3,295	—	—	3,295
Paladone Group Bidco Limited*	427	—	—	427
Paragon 28, Inc.	4,500	—	—	4,500
Partner Therapeutics, Inc.	2,667	570	—	2,097
Precision Refrigeration & Air Conditioning LLC	1,705	—	—	1,705
Premier Imaging, LLC	4,305	—	—	4,305
Pro-Vigil Holding Company, LLC	7,333	—	—	7,333
Project Comfort Buyer, Inc.	3,462	—	—	3,462
Protein For Pets Opco, LLC	2,219	—	—	2,219
Purchasing Power Funding I, LLC	9,113	4,556	—	4,557
Roscoe Medical, Inc	1,393	1,393	—	—
SI Holdings, Inc.	3,413	768	—	2,645
Shelby 2021 Holdings Corp.	1,332	—	—	1,332
Simeio Group Holdings, Inc.	1,731	1,269	—	462
Sirsi Corporation	429	—	—	429
Sonar Entertainment, Inc.	1,179	1,179	—	—
Springbrook Holding Company, LLC	1,463	—	—	1,463
Surf Opco, LLC	16,667	13,061	1,000	2,606
TELA Bio, Inc.	3,333	—	—	3,333
TGG TS Acquisition Company	1,750	—	—	1,750
THLP CO. LLC	4,495	1,942	79	2,474
Telesoft Holdings, LLC	2,273	189	—	2,084
Thomas Scientific, LLC	2,963	—	—	2,963
TissueTech, Inc.	6,250	—	—	6,250
Treace Medical Concepts, Inc.	23,417	400	—	23,017
Trench Plate Rental Co.	1,818	482	106	1,230
Truck-Lite Co., LLC	3,052	—	95	2,957
Turbo Buyer, Inc.	923	—	—	923
U.S. Auto Finance, Inc.	28,334	7,366	—	20,968
USLS Acquisition, Inc.	1,608	884	71	653
Ultimate Baked Goods Midco LLC	3,243	851	385	2,007
Unchained Labs, LLC	3,290	—	—	3,290
Upstack Holdco Inc.	6,600	—	110	6,490
ViewRay Inc.	4,917	250	—	4,667
WelldyneRX, LLC	1,923	—	—	1,923
Westfall Technik, Inc.	2,039	2,039	—	—
Wildcat BuyerCo, Inc.	725	145	30	550
Total Commitments	$652,078	$252,242	$42,893	$356,943

____________________

* These investments are in a foreign currency and the total commitment has been converted to USD using the December 31, 2022 exchange rate.

** For all letters of credit issued and outstanding on December 31, 2022, $42,488 will expire in 2023 and $405 will expire in 2024.

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

December 31, 2022

(In thousands, except share data)

(24)
Securities that are exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2022, the aggregate fair value of these securities is $163,906 or 16.59% of the Company's net assets. The acquisition dates of the restricted securities are as follows:

Issuer	Investment Type	Acquisition Date
1244311 B.C. Ltd.	Common Equity - Common Stock	9/30/2020
AIC SPV Holdings II, LLC	Preferred Equity - Preferred Stock	6/1/2017
Carbon6 Technologies, Inc.	Preferred Equity - Preferred Equity	8/22/2022
Carbonfree Chemicals Holdings LLC	Common Equity - Common Equity / Interest	11/19/2019
ChyronHego Corporation	Preferred Equity - Preferred Equity	12/29/2020
Merx Aviation Finance, LLC	Common Equity - Membership Interests	5/22/2013
MSEA Tankers LLC	Common Equity - Class A Units	12/12/2014
Owl Parent Holdings, LLC	Common Equity - Common Stock	2/4/2022
Pelican Energy, LLC	Common Equity - Membership Interests	3/28/2012
Project Comfort Buyer, Inc.	Preferred Equity - Preferred Equity	5/16/2022
Renew Financial LLC (f/k/a Renewable Funding, LLC)	Common Equity - Common Stock	12/23/2020
Renew Financial LLC (f/k/a Renewable Funding, LLC)	Preferred Equity - Series D Preferred Stock	10/1/2015
Renew Financial LLC (f/k/a Renewable Funding, LLC)	Preferred Equity - Series B Preferred Stock	4/9/2014
Renew Financial LLC (f/k/a Renewable Funding, LLC)	Preferred Equity - Preferred Equity	7/12/2022
Renew JV LLC	Common Equity - Membership Interests	3/20/2017
SHD Oil & Gas, LLC	Common Equity - Series C Units	12/27/2012
SHD Oil & Gas, LLC	Common Equity - Series A Units	11/18/2016
SMC IR Holdings, LLC	Common Equity - Common Stock	3/8/2022
Trench Safety Solutions Holdings, LLC	Common Equity - Series A-1 Units	4/29/2022
Wm. Bolthouse Farms, Inc.	Common Equity - Equity Interests	7/28/2022
FC2 LLC	Common Equity - Common Stock	10/14/2022
HSI Halo Holdings, LLC	Common Equity - Common Stock	11/9/2022

(25)
The interest rate on these loans is subject to Prime, which as of December 31, 2022 was 7.50%.
(26)
The interest rate on these loans is subject to 1 month LIBOR, which as of December 31, 2022 was 4.39%.
(27)
The interest rate on these loans is subject to SONIA, which as of December 31, 2022 was 3.43%.
(28)
The interest rate on these loans is subject to 3 months LIBOR, which as of December 31, 2022 was 4.77%.
(29)
The interest rate on these loans is subject to 6 months LIBOR, which as of December 31, 2022 was 5.14%.
(30)
The interest rate on these loans is subject to 12 months LIBOR, which as of December 31, 2022 was 5.48%.
(31)
The interest rate on these loans is subject to 1 month SOFR, which as of December 31, 2022 was 4.36%.
(32)
The interest rate on these loans is subject to 3 months SOFR, which as of December 31, 2022 was 4.59%.

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

December 31, 2022

(In thousands, except share data)

(33)
The interest rate on these loans is subject to 6 months SOFR, which as of December 31, 2022 was 4.78%.
(34)
The following shows the composition of the Company’s portfolio at cost by control designation, investment type and industry as of December 31, 2022:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Non-Controlled / Non-Affiliated Investments
Advertising, Printing & Publishing	$43,489	$—	$—	$—	$—	$432	$—	$43,921
Aerospace & Defense	13,659	—	—	—	—	—	—	13,659
Automotive	59,964	23,621	—	—	—	350	—	83,935
Aviation and Consumer Transport	17,129	—	—	—	—	—	—	17,129
Beverage, Food & Tobacco	101,929	—	—	—	448	1,409	—	103,786
Business Services	211,239	67,049	—	—	89	1,971	—	280,348
Chemicals, Plastics & Rubber	23,188	—	—	—	—	—	—	23,188
Construction & Building	31,287	—	—	—	—	500	—	31,787
Consumer Goods – Durable	20,534	—	—	—	—	107	—	20,641
Consumer Goods – Non-durable	72,495	—	—	—	492	2,135	—	75,122
Consumer Services	166,266	—	—	—	—	—	—	166,266
Diversified Investment Vehicles, Banking, Finance, Real Estate	34,207	—	—	—	—	—	—	34,207
Education	36,394	—	—	—	—	—	—	36,394
Energy – Electricity	7,231	—	—	—	5,623	3	—	12,857
Healthcare & Pharmaceuticals	465,242	—	50	—	583	725	389	466,989
High Tech Industries	295,224	—	—	—	—	1,000	—	296,224
Hotel, Gaming, Leisure, Restaurants	20,599	—	—	—	—	—	—	20,599
Insurance	83,144	—	—	—	—	—	—	83,144
Manufacturing, Capital Equipment	29,069	7,965	—	—	11,849	250	—	49,133
Media – Diversified & Production	2,699	—	—	—	—	—	—	2,699
Retail	31,232	—	—	—	—	—	—	31,232
Telecommunications	—	7,096	—	—	—	—	—	7,096
Transportation – Cargo, Distribution	57,427	—	—	—	—	—	—	57,427
Utilities – Electric	14,580	—	—	—	—	—	—	14,580
Wholesale	46,412	—	—	—	—	798	—	47,210
Total Non-Controlled / Non-Affiliated Investments	$1,884,639	$105,731	$50	$—	$19,084	$9,680	$389	$2,019,573
Non-Controlled / Affiliated Investments
Chemicals, Plastics & Rubber	$12,500	$—	$—	$—	$—	$56,505	$—	$69,005
Consumer Goods – Durable	4,302	—	—	—	—	1,000	—	5,302
Diversified Investment Vehicles, Banking, Finance, Real Estate	—	—	—	16,998	—	—	—	16,998
Energy – Electricity	—	—	—	—	15,446	2,285	—	17,731
Energy – Oil & Gas	—	—	—	—	—	12,271	—	12,271
Total Non-Controlled / Affiliated Investments	$16,802	$—	$—	$16,998	$15,446	$72,061	$—	$121,307

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

December 31, 2022

(In thousands, except share data)

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Controlled Investments
Aviation and Consumer Transport	$150,000	$—	$—	$—	$—	$146,500	$—	$296,500
Energy – Oil & Gas	—	—	—	—	—	44,865	—	44,865
High Tech Industries	99,532	—	—	—	6,000	—	—	105,532
Transportation – Cargo, Distribution	—	—	—	—	—	19,397	—	19,397
Total Controlled Investments	$249,532	$—	$—	$—	$6,000	$210,762	$—	$466,294
Total	$2,150,973	$105,731	$50	$16,998	$40,530	$292,503	$389	$2,607,174

(35) The following shows the composition of the Company’s portfolio at fair value by control designation, investment type and industry as of December 31, 2022:

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

December 31, 2022

(In thousands, except share data)

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total	% of Net Assets
Non-Controlled / Non-Affiliated Investments
Advertising, Printing & Publishing	$42,741	$—	$—	$—	$—	$472	$—	$43,213	4.37%
Aerospace & Defense	13,427	—	—	—	—	—	—	13,427	1.36%
Automotive	58,627	1,402	—	—	—	410	—	60,439	6.12%
Aviation and Consumer Transport	17,172	—	—	—	—	—	—	17,172	1.74%
Beverage, Food & Tobacco	101,276	—	—	—	234	2,201	—	103,711	10.50%
Business Services	208,092	55,996	—	—	89	2,721	—	266,898	27.01%
Chemicals, Plastics & Rubber	22,700	—	—	—	—	—	—	22,700	2.30%
Construction & Building	30,621	—	—	—	—	248	—	30,869	3.12%
Consumer Goods – Durable	20,670	—	—	—	—	540	—	21,210	2.15%
Consumer Goods – Non-durable	72,447	239	—	—	45	1,176	—	73,907	7.48%
Consumer Services	163,820	—	—	—	—	—	—	163,820	16.58%
Diversified Investment Vehicles, Banking, Finance, Real Estate	34,100	—	—	—	—	—	—	34,100	3.45%
Education	35,890	—	—	—	—	—	—	35,890	3.63%
Energy – Electricity	2,009	—	—	—	—	—	—	2,009	0.20%
Healthcare & Pharmaceuticals	463,603	—	50	—	892	3,457	474	468,476	47.41%
High Tech Industries	293,117	—	—	—	—	1,438	—	294,555	29.81%
Hotel, Gaming, Leisure, Restaurants	20,409	—	—	—	—	—	—	20,409	2.07%
Insurance	82,920	—	—	—	—	—	—	82,920	8.39%
Manufacturing, Capital Equipment	28,620	7,437	—	—	9,763	417	—	46,237	4.68%
Media – Diversified & Production	2,180	—	—	—	—	—	—	2,180	0.22%
Retail	31,219	—	—	—	—	—	—	31,219	3.16%
Telecommunications	—	5,845	—	—	—	—	—	5,845	0.59%
Transportation – Cargo, Distribution	57,058	—	—	—	—	—	—	57,058	5.77%
Utilities – Electric	14,589	—	—	—	—	—	—	14,589	1.48%
Wholesale	46,496	—	—	—	—	850	—	47,346	4.79%
Total Non-Controlled / Non-Affiliated Investments	$1,863,803	$70,919	$50	$—	$11,023	$13,930	$474	$1,960,199	198.38%
% of Net Assets	188.62%	7.18%	0.01%	0.00%	1.12%	1.41%	0.05%	198.38%
Non-Controlled / Affiliated Investments
Chemicals, Plastics & Rubber	$12,500	$—	$—	$—	$—	$20,202	$—	$32,702	3.31%
Consumer Goods – Durable	4,007	—	—	—	—	340	—	4,347	0.44%
Diversified Investment Vehicles, Banking, Finance, Real Estate	—	—	—	9,413	—	—	—	9,413	0.95%
Energy – Electricity	—	—	—	—	2,035	449	—	2,484	0.25%
Energy – Oil & Gas	—	—	—	—	—	195	—	195	0.02%
Total Non-Controlled / Affiliated Investments	$16,507	$—	$—	$9,413	$2,035	$21,186	$—	$49,141	4.97%
% of Net Assets	1.67%	0.00%	0.00%	0.95%	0.21%	2.14%	0.00%	4.97%

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

December 31, 2022

(In thousands, except share data)

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total	% of Net Assets
Controlled Investments
Aviation and Consumer Transport	$150,000	$—	$—	$—	$—	$111,446	$—	$261,446	26.46%
Energy – Oil & Gas	—	—	—	—	—	580	—	580	0.06%
High Tech Industries	99,999	—	—	—	22,499	—	—	122,498	12.40%
Transportation – Cargo, Distribution	—	—	—	—	—	4,256	—	4,256	0.43%
Total Controlled Investments	$249,999	$—	$—	$—	$22,499	$116,282	$—	$388,780	39.35%
% of Net Assets	25.30%	0.00%	0.00%	0.00%	2.28%	11.77%	0.00%	39.35%
Total	$2,130,309	$70,919	$50	$9,413	$35,557	$151,398	$474	$2,398,120	242.70%
% of Net Assets	215.60%	7.18%	0.01%	0.95%	3.60%	15.32%	0.05%	242.70%

Industry Classification	Percentage of Total Investments (at Fair Value) as of December 31, 2022
Healthcare & Pharmaceuticals	19.5%
High Tech Industries	17.4%
Aviation and Consumer Transport	11.6%
Business Services	11.1%
Consumer Services	6.8%
Beverage, Food & Tobacco	4.3%
Insurance	3.5%
Consumer Goods – Non-durable	3.1%
Transportation – Cargo, Distribution	2.6%
Automotive	2.5%
Chemicals, Plastics & Rubber	2.3%
Wholesale	2.0%
Manufacturing, Capital Equipment	1.9%
Diversified Investment Vehicles, Banking, Finance, Real Estate	1.8%
Advertising, Printing & Publishing	1.8%
Education	1.5%
Retail	1.3%
Construction & Building	1.3%
Consumer Goods – Durable	1.1%
Hotel, Gaming, Leisure, Restaurants	0.9%
Utilities – Electric	0.6%
Aerospace & Defense	0.6%
Telecommunications	0.2%
Energy – Electricity	0.2%
Media – Diversified & Production	0.1%
Energy – Oil & Gas	0.0%
Total Investments	100.0%

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
(3)
Denotes investments in which the Company owns greater than 25% of the equity, where the governing documents of each entity preclude the Company from exercising a controlling influence over the management or policies of such entity. The Company does not have the right to elect or appoint more than 25% of the directors or another party has the right to elect or appoint more directors than the Company and has the right to appoint certain members of senior management. Therefore, the Company has determined that these entities are not controlled affiliates. As of March 31, 2021, we had a 100% equity ownership interest in Golden Bear 2016-R, LLC, a collateralized loan obligation and 26% ownership in Carbonfree Chemicals SA LLC.

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

•
Gross additions includes increases in the basis of investments resulting from new portfolio investments, payment-in-kind interest or dividends, the accretion of discounts, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
▪
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

•
Gross additions includes increases in the basis of investments resulting from new portfolio investments, payment-in-kind interest or dividends, the accretion of discounts, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
▪
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
(7)
Substantially all securities are pledged as collateral to our multi-currency revolving credit facility (the “Senior Secured Facility” as defined in Note 7 to the financial statements). As such, these securities are not available as collateral to our general creditors.
(8)
The negative fair value is the result of the commitment being valued below par.
(9)
These are co-investments made with the Company’s affiliates in accordance with the terms of the exemptive order the Company received from the Securities and Exchange Commission (the “SEC”) permitting us to do so. (See Note 4 to the financial statements for discussion of the exemptive order from the SEC.)
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
(16)
AIC Spotted Hawk Holdings, LLC, AIC SHD Holdings, LLC, AIC Pelican Holdings, LLC, AP Surf Investments, LLC and AIC SB Holdings LLC are wholly-owned special purpose vehicles which only hold investments of the underlying portfolio companies and have no other significant assets or liabilities. AIC Spotted Hawk Holdings, LLC holds equity and debt investments in SHD Oil & Gas, LLC. AIC SHD Holdings LLC holds equity investments in SHD Oil & Gas, LLC. and equity investments in both Carbonfree Chemicals Holdings, LLC and Carbonfree Chemicals SA, LLC. AIC Pelican Holdings, LLC holds an equity investment in Pelican Energy, LLC. AP Surf Investments, LLC holds equity investments in Surf Opco, LLC. AIC SB Holdings LLC holds equity investments in Gainline Galaxy Holdings LLC.
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

* These investments are in a foreign currency and the total commitment has been converted to USD using the March 31, 2022 exchange rate

** For all letters of credit issued and outstanding on March 31, 2022, $1,910 will expire in 2022, $29,263 will expire in 2023 and $15 will expire in 2024.

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

March 31, 2022

(In thousands, except share data)

(24)
Securities that are exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2022, the aggregate fair value of these securities is $135,545 or 25% of the Company's net assets. The acquisition dates of the restricted securities are as follows:

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

(25)
The interest rate on these loans is subject to Prime, which as of March 31, 2022 was 3.50%.
(26)
The interest rate on these loans is subject to 1 month LIBOR, which as of March 31, 2022 was 0.45%.
(27)
The interest rate on these loans is subject to SOFR, which as of March 31, 2022 was 0.29%.
(28)
The interest rate on these loans is subject to 3 months LIBOR, which as of March 31, 2022 was 0.96%.
(29)
The interest rate on these loans is subject to 6 months LIBOR, which as of March 31, 2022 was 1.47%.
(30)
The interest rate on these loans is subject to 12 months LIBOR, which as of March 31, 2022 was 2.10%.
(31)
The interest rate on these loans is subject to SONIA, which as of March 31, 2022 was 0.69%.
(32)
The interest rate on these loans is subject to 6 months BBSW, which as of March 31, 2022 was 0.71%.

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

March 31, 2022

(In thousands, except share data)

(34)
The following shows the composition of the Company’s portfolio at fair value by control designation, investment type and industry as of March 31, 2022:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total	% of Net Assets
Non-Controlled / Non-Affiliated Investments
Advertising, Printing & Publishing	$41,717	$—	$—	$—	$—	$565	$—	$42,282	4.2%
Aerospace & Defense	27,027	—	—	—	—	—	—	27,027	2.7%
Automotive	53,304	19,725	—	—	—	420	—	73,449	7.3%
Aviation and Consumer Transport	17,271	—	—	—	—	—	—	17,271	1.7%
Beverage, Food & Tobacco	126,777	—	—	—	484	3,081	—	130,342	13.0%
Business Services	212,157	55,508	—	—	89	2,483	—	270,237	26.9%
Chemicals, Plastics & Rubber	22,786	—	—	—	—	—	—	22,786	2.3%
Construction & Building	30,182	—	—	—	—	1,226	—	31,408	3.1%
Consumer Goods – Durable	15,858	—	—	—	—	505	—	16,363	1.6%
Consumer Goods – Non-durable	72,874	1,957	—	—	37	2,018	—	76,886	7.7%
Consumer Services	174,245	—	—	—	—	—	—	174,245	17.3%
Diversified Investment Vehicles, Banking, Finance, Real Estate	44,603	—	—	—	—	—	—	44,603	4.4%
Education	39,059	—	—	—	—	—	—	39,059	3.9%
Energy – Electricity	1,874	—	—	—	—	—	—	1,874	0.2%
Environmental Industries	8,226	—	—	—	—	—	—	8,226	0.8%
Healthcare & Pharmaceuticals	402,851	—	—	—	343	3,004	99	406,297	40.4%
High Tech Industries	284,533	—	—	—	—	1,430	—	285,963	28.4%
Hotel, Gaming, Leisure, Restaurants	19,643	—	—	—	—	—	—	19,643	2.0%
Insurance	80,147	—	—	—	—	—	—	80,147	8.0%
Manufacturing, Capital Equipment	27,539	7,607	—	—	8,313	182	—	43,641	4.3%
Media – Diversified & Production	40,146	—	—	—	—	—	—	40,146	4.0%
Retail	31,184	—	—	—	—	—	—	31,184	3.1%
Telecommunications	—	6,843	—	—	—	—	—	6,843	0.7%
Transportation – Cargo, Distribution	44,941	—	—	—	—	—	—	44,941	4.5%
Wholesale	42,055	—	—	—	—	729	—	42,784	4.3%
Total Non-Controlled / Non-Affiliated Investments	$1,860,999	$91,640	$—	$—	$9,266	$15,643	$99	$1,977,647	196.8%
% of Net Assets	185.2%	9.1%	—	—	0.9%	1.6%	—	196.8%
Non-Controlled / Affiliated Investments
Chemicals, Plastics & Rubber	$—	$—	$—	$—	$—	$42,117	$—	$42,117	4.1%
Consumer Goods – Durable	3,992	—	—	—	—	976	—	4,968	0.5%
Diversified Investment Vehicles, Banking, Finance, Real Estate	—	—	—	10,038	—	—	—	10,038	1.0%
Energy – Electricity	—	—	—	—	5,343	613	—	5,956	0.6%
Energy – Oil & Gas	—	—	—	—	—	630	—	630	0.1%
Total Non-Controlled / Affiliated Investments	$3,992	$—	$—	$10,038	$5,343	$44,336	$—	$63,709	6.3%
% of Net Assets	0.4%	—	—	1.0%	0.5%	4.4%	—	6.3%

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

March 31, 2022

(In thousands, except share data)

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total	% of Net Assets
Controlled Investments
Aviation and Consumer Transport	$275,000	$—	$—	$—	$—	$23,509	$—	$298,509	29.7%
Energy – Oil & Gas	25,470	6,204	—	—	—	4,652	—	36,326	3.6%
High Tech Industries	94,045	—	—	—	15,553	—	—	109,598	10.9%
Transportation – Cargo, Distribution	—	—	—	—	—	37,384	—	37,384	3.7%
Total Controlled Investments	$394,515	$6,204	$—	$—	$15,553	$65,545	$—	$481,817	47.9%
% of Net Assets	39.3%	0.6%	—	—	1.5%	6.5%	—	47.9%
Total	$2,259,506	$97,844	$—	$10,038	$30,162	$125,524	$99	$2,523,173	251.0%
% of Net Assets	224.9%	9.7%	—	1.0%	2.9%	12.5%	0.0%	251.0%

Industry Classification	Percentage of Total Investments (at Fair Value) as of March 31, 2022
Healthcare & Pharmaceuticals	16.1%
High Tech Industries	15.7%
Aviation and Consumer Transport	12.5%
Business Services	10.7%
Consumer Services	6.9%
Beverage, Food & Tobacco	5.2%
Transportation – Cargo, Distribution	3.3%
Insurance	3.2%
Consumer Goods – Non-durable	3.0%
Automotive	2.9%
Chemicals, Plastics & Rubber	2.6%
Diversified Investment Vehicles, Banking, Finance, Real Estate	2.2%
Manufacturing, Capital Equipment	1.7%
Wholesale	1.7%
Advertising, Printing & Publishing	1.7%
Media – Diversified & Production	1.6%
Education	1.5%
Energy – Oil & Gas	1.5%
Construction & Building	1.2%
Retail	1.2%
Aerospace & Defense	1.1%
Consumer Goods – Durable	0.8%
Hotel, Gaming, Leisure, Restaurants	0.8%
Environmental Industries	0.3%
Energy – Electricity	0.3%
Telecommunications	0.3%
Total Investments	100.0%

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 1. Organization

MidCap Financial Investment Corporation (the “Company”, “MFIC”, “we”, “us”, or “our”), a Maryland corporation incorporated on February 2, 2004, is a closed-end, externally managed, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We commenced operations on April 8, 2004 receiving net proceeds of $870,000 from our initial public offering by selling 62 million shares of common stock at a price of $15.00 per share (20.7 million shares at a price of $45.00 per share adjusted for the one-for-three reverse stock split). Since then, and through December 31, 2022, we have raised approximately $2,240,067 in net proceeds from additional offerings of common stock and repurchased common stock for $245,810.

On August 1, 2022, the Company changed its name from "Apollo Investment Corporation" to "MidCap Financial Investment Corporation". Our common stock began to trade under the ticker “MFIC” on the NASDAQ Global Stock Market on August 12, 2022.

On November 3, 2022, the Company's Board changed the Company’s fiscal year end from March 31 to December 31, effective December 31, 2022. See Note 3 to the financial statements for further information.

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

Our investment objective is to generate current income and, to a lesser extent, long-term capital appreciation. We primarily invest in directly originated and privately negotiated first lien senior secured loans to privately held U.S. middle-market companies, which the Company generally defines as companies with less than $75 million in EBITDA, as may be adjusted for market disruptions, mergers and acquisitions-related charges and synergies, and other items. To a lesser extent, we may invest in other types of securities including, first lien unitranche, second lien senior secured, unsecured, subordinated, and mezzanine loans, and equities in both private and public middle market companies.

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

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

Cash and cash equivalents are carried at cost which approximates fair value. Cash equivalents held as of December 31, 2022 was $84,713. Cash equivalents held as of March 31, 2022 was $30,033.

Collateral on Option Contracts

Collateral on option contracts represents restricted cash held by our counterparty as collateral against our derivative instruments until such contracts mature or are settled upon per agreement of buyer and seller of the contract. In accordance with ASC 230, Statement of Cash Flows, the Statements of Cash Flows outline the changes in cash, including both restricted and unrestricted cash, cash equivalents and foreign currencies. As of and for the periods ended December 31, 2022 and March 31, 2022 the Company did not hold any derivative contracts.

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

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

Under the Company's valuation policies and procedures, the Investment Adviser values investments, including certain secured debt, unsecured debt and other debt securities with maturities greater than 60 days, for which market quotations are readily available, at such market quotations (unless they are deemed not to represent fair value). We attempt to obtain market quotations from at least two brokers or dealers (if available, otherwise from a principal market maker, primary market dealer or other independent pricing service). We utilize mid-market pricing as a practical expedient for fair value unless a different point within the range is more representative. If and when market quotations are unavailable or are deemed not to represent fair value, we typically utilize independent third party valuation firms to assist us in determining fair value. Accordingly, such investments go through our multi-step valuation process as described below. In each case, our independent third party valuation firms consider observable market inputs together with significant unobservable inputs in arriving at their valuation recommendations for such investments. Investments purchased within the quarter before the valuation date and debt investments with remaining maturities of 60 days or less may each be valued at cost with interest accrued or discount accreted/premium amortized to the date of maturity (although they are typically valued at available market quotations), unless such valuation, in the judgment of our Investment Adviser, does not represent fair value. In this case such investments shall be valued at fair value as determined in good faith by or under the direction of the Investment Adviser including using market quotations where available. Investments that are not publicly traded or whose market quotations are not readily available are valued at fair value as determined in good faith by or under the direction of the Investment Adviser. Such determination of fair values may involve subjective judgments and estimates.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value, our Investment Adviser undertakes a multi-step valuation process each quarter, as described below:

1.
Our quarterly valuation process begins with independent valuation firms conducting independent appraisals and assessments for all the investments they have been engaged to review. If an independent valuation firm is not engaged during a particular quarter, the valuation may be conducted by the Investment Adviser;
2.
Preliminary valuation conclusions are then documented and discussed with senior management of our Investment Adviser.
3.
The Investment Adviser discusses valuations and determines in good faith the fair value of each investment in our portfolio based on the input of the applicable independent valuation firm.
4.
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

Investments determined by these valuation procedures which have a fair value of less than $1 million during the prior fiscal quarter may be valued based on inputs identified by the Investment Adviser without the necessity of obtaining valuation from an independent valuation firm, if once annually an independent valuation firm using the procedures described herein provides an independent assessment of value. Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. During the nine months ended December 31, 2022, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

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

As of and for the periods ended December 31, 2022 and March 31, 2022, the Company did not hold any derivative contracts.

Offsetting Assets and Liabilities

The Company has elected not to offset cash collateral against the fair value of derivative contracts. The fair values of these derivatives are presented on a gross basis, even when derivatives are subject to master netting agreements.

As of and for the periods ended December 31, 2022 and March 31, 2022 the company did not hold any derivative contracts.

Valuation of Other Financial Assets and Financial Liabilities

ASC 825, Financial Instruments, permits an entity to choose, at specified election dates, to measure certain assets and liabilities at fair value (the “Fair Value Option”). We have not elected the Fair Value Option to report selected financial assets and financial liabilities. Debt issued by the Company is reported at amortized cost (see Note 7 to the financial statements). The carrying value of all other financial assets and liabilities approximates fair value due to their short maturities or their close proximity of the originations to the measurement date.

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

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

The Company records origination and other expenses related to its debt obligations as deferred financing costs. The deferred financing cost for all outstanding debt is presented as a direct deduction from the carrying amount of the related debt liability, except that incurred under the Senior Secured Facility (as defined in Note 7 to the financial statements), which the Company presents as an asset on the Statements of Assets and Liabilities. These expenses are deferred and amortized as part of interest expense using the straight-line method over the stated life of the obligation which approximates the effective yield method. In the event that we modify or extinguish our debt before maturity, the Company follows the guidance in ASC 470-50, Modification and Extinguishments (“ASC 470-50”). For modifications to or exchanges of our Senior Secured Facility (as defined in Note 7 to the financial statements), any unamortized deferred financing costs relating to lenders who are not part of the new lending group are expensed. For extinguishments of our senior secured notes and senior unsecured notes, any unamortized deferred financing costs are deducted from the carrying amount of the debt in determining the gain or loss from the extinguishment.

MIDCAP FINANCIAL INVESTMENT CORPORATION

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

Federal and State Income Taxes

We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must (among other requirements) meet certain source-of-income and asset diversification requirements and timely distribute to its stockholders at least 90% of its investment company taxable income as defined by the Code, for each year. The Company (among other requirements) has made and intends to continue to make the requisite distributions to its stockholders, which will generally relieve the Company from corporate-level income taxes. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to stockholders through December 31, 2022 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ending December 31, 2022. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividend and distributions and other permanent book and tax difference are reclassified to paid-in capital.

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

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

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the financial statements. As of December 31, 2022, there were no uncertain tax positions and no amounts accrued for interest or penalties. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal.

Retroactive Adjustments for Common Stock Reverse Split

The Company’s Board of Directors approved a one-for-three reverse stock split of the Company’s common stock on October 30, 2018 which was effective as of close of business as of November 30, 2018 (the “Reverse Stock Split”). All common share and common per share amounts in the financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this reverse stock split as disclosed in Note 8.

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 3. Change in Year End

On November 3, 2022, the Company's Board changed the Company’s fiscal year end from March 31 to December 31, effective December 31, 2022. Our 2022 fiscal year consists of the nine month transition period beginning April 1, 2022 through December 31, 2022. Financial statements for the twelve months ended March 31, 2022 and 2021 continue to be presented on the basis of our previous fiscal year end.

The following is selected financial data for the nine month transition period ending December 31, 2022 and the comparable prior year period.

	Nine Months Ended December 31,	Nine Months Ended December 31
	2022	2021 (Unaudited)
Investment Income
Interest income (excluding Payment-in-kind (“PIK”) interest income)	$169,457	$147,631
PIK Interest Income	2,662	3,451
Dividend income	779	3,576
Other income	2,711	3,756
Total Investment Income	$175,609	$158,414
Operating Expenses
Management fees	$26,621	$27,203
Performance-based incentive fees	5,691	10,638
Interest and other debt expenses	59,363	40,740
Administrative services expense	4,188	4,426
Other general and administrative expenses	6,551	6,742
Total expenses	102,414	89,749
Management and performance-based incentive fees waived	—	—
Performance-based incentive fee offset	(178)	(178)
Expense reimbursements	(770)	(229)
Net Expenses	$101,466	$89,342
Net Investment Income	$74,143	$69,072
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses)	(69,239)	(65,346)
Net change in unrealized gains (losses)	18,036	74,399
Net Realized and Change in Unrealized Gains (Losses)	$(51,203)	$9,053
Net Increase (Decrease) in Net Assets Resulting from Operations	$22,940	$78,125
Earnings (Loss) Per Share — Basic	0.36	1.21

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 4. Related Party Agreements and Transactions

Investment Advisory Agreement with AIM

The Company has an investment advisory management agreement with the Investment Adviser (the “Investment Advisory Agreement”) under which AIM receives a fee from the Company, consisting of two components — a base management fee and a performance-based incentive fee.

Base Management Fee

For the period from April 1, 2018 to December 31, 2022, the base management fee is calculated initially at an annual rate of 1.50% (0.375% per quarter) of the lesser of (i) the average of the value of the Company’s gross assets (excluding cash or cash equivalents but including other assets purchased with borrowed amounts) at the end of each of the two most recently completed calendar quarters and (ii) the average monthly value (measured as of the last day of each month) of the Company’s gross assets (excluding cash or cash equivalents but including other assets purchased with borrowed amounts) during the most recently completed calendar quarter; provided, however, in each case, the base management fee is calculated at an annual rate of 1.00% (0.250% per quarter) of the average of the value of the Company’s gross assets (excluding cash or cash equivalents but including other assets purchased with borrowed amounts) that exceeds the product of (A) 200% and (B) the value of the Company’s net asset value at the end of the prior calendar quarter. The base management fee is payable quarterly in arrears. The value of the Company’s gross assets is calculated in accordance with the Company's valuation policies.

Beginning on January 1, 2023, the base management fee will be calculated at an annual rate of 1.75% (0.4375% per quarter) of the Company's net asset value as of the final business day of the prior calendar quarter; provided, however that the base management fee shall not be greater than 1.50% (0.375% per quarter) of the lesser of (i) the average of the value of the Company's gross assets (excluding cash or cash equivalents but including other assets purchased with borrowed amounts) at the end of each of the two most recently completed calendar quarters and (ii) the average monthly value (measured as of the last day of each month) of the Company's gross assets (excluding cash or cash equivalents but including other assets purchased with borrowed amounts) during the most recently completed calendar quarter. The base management fee will be payable quarterly in arrears. The value of the Company's gross assets shall be calculated in accordance with the Company's valuation procedures.

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

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

(3) for any quarter in which the Company’s pre-incentive fee net investment income for the Trailing Twelve Quarters exceeds the catch-up amount, the incentive fee shall equal 20.00% for each Legacy Fee Quarter and 17.50% otherwise of the amount of the Company’s pre-incentive fee net investment income for such Trailing Twelve Quarters, provided, however, that the incentive fee on income for any quarter shall not be greater than 20.00% or 17.50%, as applicable, of the amount of the Company's current quarter’s pre-incentive fee net investment income.

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

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

For accounting purposes only, we are required under GAAP to accrue a theoretical capital gains incentive fee based upon net realized capital gains and unrealized capital gain and loss on investments held at the end of each period. The accrual of this theoretical capital gains incentive fee assumes all unrealized capital gain and loss is realized in order to reflect a theoretical capital gains incentive fee that would be payable to the Investment Adviser at each measurement date. There was no accrual for theoretical capital gains incentive fee for the nine months ended December 31, 2022 and twelve months ended March 31, 2022. It should be noted that a fee so calculated and accrued would not be payable under the Investment Advisers Act of 1940 (the “Advisers Act”) or the investment advisory management agreement, and would not be paid based upon such computation of capital gains incentive fees in subsequent periods. Amounts actually paid to the Investment Adviser will be consistent with the Advisers Act and formula reflected in the investment advisory management agreement which specifically excludes consideration of unrealized capital gain.

For the nine months ended December 31, 2022, and the years ended March 31, 2022 and 2021, respectively, the Company recognized $26,621, $36,142 and $36,434 of management fees, and $5,691, $11,681 and $0 of incentive fees before impact of waived fees. For the nine months ended December 31, 2022, and the years ended March 31, 2022 and 2021, respectively, no management fees were waived (as not applicable). For the nine months ended December 31, 2022, and the years ended March 31, 2022 and 2021, respectively, no incentive fees were waived.

As of December 31, 2022 and March 31, 2022, management and performance-based incentive fees payable were $9,060 and $9,912, respectively.

MIDCAP FINANCIAL INVESTMENT CORPORATION

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

For the nine months ended December 31, 2022, and years ended March 31, 2022 and 2021, respectively, management fee offset was $178, $247 and $25.

See Note 13 for subsequent events relating to the Company's fee offset agreement with AIM.

Administration Agreement with AIA

The Company has also entered into an administration agreement with the Administrator (the “Administration Agreement”) under which AIA provides administrative services for the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator and requested to be reimbursed by the Administrator in performing its obligations under the Administration Agreement. The expenses include rent and the Company’s allocable portion of compensation and other related expenses for its Chief Financial Officer, Chief Legal Officer and Chief Compliance Officer and their respective staffs. For the nine months ended December 31, 2022, and years ended March 31, 2022 and 2021, the Company recognized administrative services expense under the Administration Agreement of $4,188, $5,835 and $4,765, respectively. There was no payable to AIA and its affiliates for expenses paid on our behalf as of December 31, 2022 and March 31, 2022.

Administrative Service Expense Reimbursement

Merx Aviation Finance, LLC (“Merx”), a wholly-owned portfolio company of the Company, has entered into an administration agreement with the Administrator (the “Merx Administration Agreement”) under which AIA provides administrative services to Merx and several Merx managed entities. For the nine months ended December 31, 2022, and years ended March 31, 2022 and 2021, respectively, the Company recognized administrative service expense reimbursements of $226, $300 and $300, respectively.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Debt Expense Reimbursements

The Company has also entered into debt expense reimbursement agreements with Merx and several other portfolio companies, which will reimburse the Company for reasonable out-of-pocket expenses incurred, including any interest, fees or other amounts incurred by the Company in connection with letters of credit issued on their behalf. For the nine months ended December 31, 2022, and years ended March 31, 2022 and 2021, respectively, the Company recognized debt expense reimbursements of $544, $43 and $62, respectively, under the debt expense reimbursement agreements.

Co-Investment Activity

We may co-invest on a concurrent basis with affiliates of ours, subject to compliance with applicable regulations and our allocation procedures. Certain types of negotiated co-investments may be made only in accordance with the terms of the exemptive order we received from the SEC permitting us to do so. On March 29, 2016, we received an exemptive order from the SEC, which was amended on January 10, 2023 (the “Order”) permitting us greater flexibility to negotiate the terms of co-investment transactions with certain of our affiliates, including investment funds managed by AIM or its affiliates and Apollo proprietary accounts, subject to the conditions included therein. Under the terms of the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must be able to reach certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our Board of Directors’ approved criteria. In certain situations where co-investment with one or more funds managed by AIM or its affiliates is not covered by the Order, the personnel of AIM or its affiliates will need to decide which fund will proceed with the investment. Such personnel will make these determinations based on allocation policies and procedures, which are designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations. The Order is subject to certain terms and conditions so there can be no assurance that we will be permitted to co-invest with certain of our affiliates other than in the circumstances currently permitted by regulatory guidance and the Order.

As of December 31, 2022, the Company’s co-investment holdings were 74% of the portfolio or $1,783,438, measured at fair value. On a cost basis, 69% of the portfolio or $1,797,140 were co-investments. As of March 31, 2022, the Company’s co-investment holdings were 71% of the portfolio or $1,783,052, measured at fair value. On a cost basis, 65% of the portfolio or $1,780,779 were co-investments.

Merx Aviation

Effective January 16, 2019, Mr. Gary Rothschild, President and Chief Executive Officer of Merx, became an employee of Apollo Management Holdings, L.P. ("AMH"), an affiliate of the Company’s investment adviser. Mr. Rothschild also retained his role as the President and Chief Executive Officer of Merx.

Effective January 16, 2019, Merx entered into a series of service arrangements with affiliates of AGM. Under a servicing agreement with Apollo Capital Management, L.P., Merx serves as technical servicer to aircraft clients of ACM and its affiliates. Under a research support agreement with ACM, Merx employees assist ACM with technical due-diligence and underwriting of new aircraft-related investment opportunities. Under a technical support agreement, Merx and AMH share the services of Mr. Gary Rothschild, who is the President and Chief Executive Officer of Merx and an employee of AMH.

On April 1, 2020, $105,300 of the Merx first lien secured revolver held by the Company was converted into common equity. In addition, the interest rate on the revolver was lowered from 12% to 10%.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

On July 1, 2021, $84,500 of the Merx common equity held by the Company was converted into the Merx first lien secured revolver.

On September 1, 2022, $110,700 of the Merx first lien secured revolver held by the Company was converted into common equity. The balance of the Merx revolver as of December 31, 2022 was $150,000.

Note 5. Earnings Per Share

The following table sets forth the computation of earnings (loss) per share (“EPS”), pursuant to ASC 260-10, for the nine months ended December 31, 2022, and the twelve months ended March 31, 2022 and 2021, respectively,

	Nine Months Ended December 31,	Twelve Months Ended March 31,	Twelve Months Ended March 31,
	2022	2022	2021
Basic Earnings Per Share
Net increase (decrease) in net assets resulting from operations	$22,940	$82,364	$111,861
Weighted average shares outstanding	64,585,966	64,516,533	65,259,176
Basic earnings (loss) per share	$0.36	$1.28	$1.71

Note 6. Investments

Fair Value Measurement and Disclosures

The following table shows the composition of our investment portfolio as of December 31, 2022, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$2,150,973	$2,130,309	$—	$—	$2,130,309
Second Lien Secured Debt	105,731	70,919	—	—	70,919
Unsecured Debt	50	50	—	—	50
Structured Products and Other	16,998	9,413	—	—	9,413
Preferred Equity	40,530	35,557	—	—	35,557
Common Equity/Interests	292,503	151,398	1,761	323	149,314
Warrants	389	474	—	—	474
Total Investments	$2,607,174	$2,398,120	$1,761	$323	$2,396,036

The following table shows the composition of our investment and derivative portfolio as of March 31, 2022, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

The following table shows changes in the fair value of our Level 3 investments for the nine months ended December 31, 2022:

	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/ Interests	Warrants	Total
Fair value as of March 31, 2022	$2,259,506	$97,844	$—	$10,038	$30,162	$124,294	$99	$2,521,943
Net realized gains (losses)	(791)	(27)	—	—	—	(68,694)	—	(69,512)
Net change in unrealized gains (losses)	(18,690)	(16,582)	—	(625)	6,164	42,713	121	13,101
Net amortization on investments	11,881	2,873	—	—	—	—	—	14,754
Purchases, including capitalized PIK (3)	501,950	204	50	—	1,280	138,067	254	641,805
Sales (3)	(625,264)	(11,676)	—	—	(2,049)	(86,714)	—	(725,703)
Transfers out of Level 3 (1)	1,717	(1,717)	—	—	—	(352)	—	(352)
Transfers into Level 3 (1)	—	—	—	—	—	—	—	—
Fair value as of December 31, 2022	$2,130,309	$70,919	$50	$9,413	$35,557	$149,314	$474	$2,396,036

Net change in unrealized gains (losses) on Level 3 investments still held as of December 31, 2022	$(17,540)	$(17,835)	$—	$(625)	$9,103	$(30,939)	$122	$(57,714)

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(2)
Includes unfunded commitments measured at fair value of $(2,479).
(3)
Includes reorganizations and restructuring of investments.

The following table shows changes in the fair value of our Level 3 investments during the twelve months ended March 31, 2022:

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
(2)
Includes unfunded commitments measured at fair value of $(2,091).
(3)
Includes reorganizations and restructuring of investments.

The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of December 31, 2022 and March 31, 2022. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

The unobservable inputs used in the fair value measurement of our Level 3 investments as of December 31, 2022 were as follows:

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range				Weighted Average (1)
First Lien Secured Debt	$150,000	Discounted Cash Flow	Discount Rate	11.4%		12.0%		12.0%
		Residual Value	Residual Value	N/A		N/A		N/A
	69,333	Recent Transaction	Recent Transaction	N/A		N/A		N/A
	2,539	Recovery Analysis	Recoverable Amount	N/A		N/A		N/A
	1,908,437	Yield Analysis	Discount Rate	7.1%		52.8%		12.0%
Second Lien Secured Debt	6,429	Market Comparable Technique	Comparable Multiple	11.0x		11.0x		11.0x
	1,402	Recovery Analysis	Recoverable Amount	N/A		N/A		N/A
	62,849	Yield Analysis	Discount Rate	13.3%		23.1%		15.5%
	239	Sale Proceeds	Sale Proceeds	N/A		N/A		N/A
Structured Products and Other	9,413	Yield Analysis	Discount Rate	12.3%		12.3%		12.3%
Preferred Equity	33,183	Market Comparable Technique	Comparable Multiple	2.1	x	19.3	x	13.4	x
	1,961	Option Pricing Model	Expected Volatility	90.0%		90.0%		90.0%
	250	Recent Transaction	Recent Transaction	N/A		N/A		N/A
	11	Recovery Analysis	Recoverable Amount	N/A		N/A		N/A
	78	Residual Value	Residual Value	N/A		N/A		N/A
	74	Yield Analysis	Discount Rate	12.5%		12.5%		12.5%
Common Equity/Interests	111,446	Discounted Cash Flow	Discount Rate	11.4%		11.4%		11.4%
		Residual Value	Residual Value	N/A		N/A		N/A
	11,996	Market Comparable Technique	Comparable Multiple	6.5	x	36.5	x	13.3	x
	190	Option Pricing Model	Expected Volatility	35.0%		90.0%		35.0%
	4,256	Recent Transaction	Recent Transaction	N/A		N/A		N/A
	—	Recovery Analysis	Recoverable Amount	N/A		N/A		N/A
	449	Yield Analysis	Discount Rate	12.5%		12.5%		12.5%
	20,977	Sale Proceeds	Sale Proceeds	N/A		N/A		N/A
Warrants	474	Option Pricing Model	Expected Volatility	50.0%		50.0%		50.0%
Unsecured Debt	50	Recent Transaction	Recent Transaction	N/A		N/A		N/A
Total Level 3 Investments	$2,396,036

___________________

MIDCAP FINANCIAL INVESTMENT CORPORATION

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

Investment Transactions

For the nine months ended December 31, 2022, and years ended March 31, 2022 and 2021, respectively, purchases of investments on a trade date basis were $499,632, $1,140,849 and $617,096. For the nine months ended December 31, 2022, and the years ended March 31, 2022 and 2021, respectively, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $586,557, $1,074,927 and $997,924.

PIK Income

The Company holds loans and other investments, including certain preferred equity investments, that have contractual PIK income. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. For the nine months ended December 31, 2022, and the twelve months ended March 31, 2022 and 2021, respectively, PIK income earned was $2,662, $4,075 and $6,506.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

The following table shows the change in capitalized PIK balance for the nine months ended December 31, 2022, and the twelve months ended March 31, 2022 and 2021:

	Nine Months Ended December 31,	Twelve Months Ended March 31,	Twelve Months Ended March 31,
	2022	2022	2021
PIK balance at beginning of period	$39,227	$41,947	$37,481
PIK income capitalized	2,154	4,318	6,774
Adjustments due to investments exited or written off	(19,848)	(7,038)	—
PIK income received in cash	—	—	(2,308)
PIK balance at end of period	$21,533	$39,227	$41,947

Dividend Income on CLOs

The Company holds structured products and other investments. The CLO equity investments are entitled to recurring distributions which are generally equal to the excess cash flow generated from the underlying investments after payment of the contractual payments to debt holders and fund expenses. The Company records as dividend income the accretable yield from its beneficial interests in structured products such as CLOs based upon a number of cash flow assumptions that are subject to uncertainties and contingencies. For the nine months ended December 31, 2022, and the twelve months ended March 31, 2022 and 2021, respectively, dividend income from structured products was $718, $1,290 and $1,308.

Investments on Non-Accrual Status

As of December 31, 2022, 1.9% of total investments at amortized cost, or 0.4% of total investments at fair value, were on non-accrual status. As of March 31, 2022, 1.3% of total investments at amortized cost, or 0.6% of total investments at fair value, were on non-accrual status.

Unconsolidated Significant Subsidiaries

Our investments are generally in small and mid-sized companies in a variety of industries. In accordance with Rules 3-09 and 4-08(g) of Regulation S-X (“Rule 3-09” and “Rule 4-08(g),” respectively), we must determine which of our unconsolidated controlled portfolio companies are considered “significant subsidiaries,” if any. In evaluating these investments, Rule 1-02(w)(2) of Regulation S-X stipulates two tests to be utilized by a business development company to determine if any of our controlled investments are considered significant subsidiaries for financial reporting purposes: the investment test and the income test. Rule 3-09 requires separate audited financial statements of an unconsolidated majority owned subsidiary in an annual report if any of the tests exceed the thresholds noted in Rule 1-02(w)(2) whereas Rule 4-08(g) only requires summarized financial information in an annual/quarterly report if the thresholds are exceeded.

As of December 31, 2022, our investments in Merx Aviation Finance LLC and ChyronHego Corporation exceeded the threshold in at least one of the tests under Rule 4-08(g). Accordingly, summarized financial information is presented below for unconsolidated significant subsidiaries.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Merx Aviation Finance, LLC

Merx Aviation Finance, LLC and its subsidiaries (collectively, "Merx") are principally engaged in acquiring and leasing commercial aircraft to airlines. Their focus is on current generation aircraft, held either domestically or internationally. Merx may acquire fleets of aircraft primarily through securitized, non-recourse debt or individual aircraft. Merx may outsource its aircraft servicing requirements to third parties that have the global staff and expertise necessary to complete such tasks. The audited financial statements of Merx Aviation Finance, LLC for the years ended March 31, 2022 and 2021 are attached to this Transition Report on Form 10-KT.

Balance Sheet

December 31, 2022
Total current assets	$98,139
Total non-current assets	1,115,920
Total current liabilities	47,651
Total non-current liabilities	1,114,974
Member's equity	51,434

Income Statement

Nine Months Ended December 31,
2022
Net revenue	$104,842
Net operating income	13,224
Earnings (loss) before taxes	(6,825)
Net profit/(loss)	(6,851)

ChyronHego Corporation

ChyronHego Corporation provides broadcast graphics creation, play-out and real-time data visualization for live television, news and sports production. It was founded in 1966 and is headquartered in Melville, New York.

Balance Sheet

December 31, 2022
Total current assets	$18,274
Total non-current assets	76,460
Total current liabilities	14,119
Total non-current liabilities	108,031
Shareholders' equity (deficit)	(27,416)

Income Statement

Twelve Months Ended December 31,
2022
Net revenue	$44,524
Net operating income	(2,682)
Earnings (loss) before taxes	(8,920)
Net profit/(loss)	(8,971)

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 7. Debt and Foreign Currency Transactions and Translations

On April 4, 2018, the Company’s Board of Directors, including a “required majority” (as defined in Section 57(o) of the Investment Company Act of 1940, as amended) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the Investment Company Act of 1940. As a result, effective on April 4, 2019, our asset coverage requirement applicable to senior securities was reduced from 200% to 150% (the regulatory leverage limitation permits BDCs to double the amount of borrowings, such that we would be able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us).

The Company’s outstanding debt obligations as of December 31, 2022 were as follows:

	Date Issued/ Amended	Total Aggregate Principal Amount Committed		Principal Amount Outstanding			Fair Value		Final Maturity Date
Senior Secured Facility	12/22/2020	$1,763,829	**	$1,012,503	*	(1)	$1,012,503	(1)	12/22/2025
2025 Notes	3/3/2015	350,000		350,000		(2)	333,002	(2)	3/3/2025
2026 Notes	7/16/2021	125,000		125,000		(2)	110,254	(2)	7/16/2026
Total Debt Obligations		$2,238,829		$1,487,503			$1,455,759
Deferred Financing Costs and Debt Discount				(4,109)
Total Debt Obligations, net of Deferred Financing Cost and Debt Discount				$1,483,394

____________________

* Includes foreign currency debt obligations as outlined in Foreign Currency Transactions and Translations within this note to the financial statements.

** Prior to November 19, 2022, total lender commitments were $1,810,000. As of December 31, 2022, total lender commitments were $1,763,829 and will decrease to $1,705,000 by no later than November 19, 2023 as non-extending lending commitments are paid down.

(1)
The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of December 31, 2022. The valuation is based on a yield analysis and discount rate commensurate with the market yields for similar types of debt.
(2)
The fair value of these debt obligations would be categorized as Level 2 under ASC 820 as of December 31, 2022. The valuation is based on broker quoted prices.

The Company’s outstanding debt obligations as of March 31, 2022 were as follows:

	Date Issued/ Amended	Total Aggregate Principal Amount Committed		Principal Amount Outstanding			Fair Value		Final Maturity Date
Senior Secured Facility	12/22/2020	$1,810,000	**	$1,080,468	*	(1)	$1,080,468	(1)	12/22/2025
2025 Notes	3/3/2015	350,000		350,000		(2)	350,399	(2)	3/3/2025
2026 Notes	7/16/2021	125,000		125,000		(2)	117,687	(2)	7/16/2026
Total Debt Obligations		$2,285,000		$1,555,468			$1,548,554
Deferred Financing Costs and Debt Discount				$(4,860)
Total Debt Obligations, net of Deferred Financing Cost and Debt Discount				$1,550,608

____________________

* Includes foreign currency debt obligations as outlined in Foreign Currency Transactions and Translations within this note to the financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

** Prior to November 19, 2022, total lender commitments were $1,810,000. As of December 31, 2022, total lender commitments were $1,763,829 and will decrease to $1,705,000 by no later than November 19, 2023 as non-extending lender commitments are paid down.

(1)
The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of March 31, 2022. The valuation is based on a yield analysis and discount rate commensurate with the market yields for similar types of debt.
(2)
The fair value of these debt obligations would be categorized as Level 2 under ASC 820 as of March 31, 2022. The valuation is based on broker quoted prices.

Senior Secured Facility

On December 22, 2020, the Company amended and restated its senior secured, multi-currency, revolving credit facility (the “Senior Secured Facility”), previously amended and restated as of November 19, 2018. Prior to November 19, 2022, total lender commitments were $1,810,000. As of December 31, 2022, total lender commitments were $1,763,829 and will decrease to $1,705,000 by no later than November 19, 2023 as non-extending lending commitments are paid down. The amended and restated agreement extended the final maturity date through December 22, 2025, and includes an accordion provision which allows the Company to increase the total commitments under the existing revolving facility up to an aggregate principal amount of $2,715,000 from new or existing lenders on the same terms and conditions as the existing commitments. The Senior Secured Facility is secured by substantially all of the assets in the Company’s portfolio, including cash and cash equivalents. Commencing December 22, 2024, the Company is required to repay, in twelve consecutive monthly installments of equal size, the outstanding amount under the Senior Secured Facility as of December 22, 2024. In addition, the stated interest rate on the facility remains as a formula-based calculation based on a minimum borrowing base, resulting in a stated interest rate, depending on the type of borrowing, of (a) either LIBOR plus 1.75% per annum or LIBOR plus 2.00% per annum, or (b) either Alternate Base Rate plus 0.75% per annum or Alternate Base Rate plus 1% per annum. As of December 31, 2022, the stated interest rate on the facility was LIBOR plus 2.00% or the Sterling Overnight Index Average (“SONIA”) plus 2.00%. The Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the Senior Secured Facility and participation fees and fronting fees of up to 2.25% per annum on the letters of credit issued.

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

The Senior Secured Facility also provides for the issuance of letters of credit up to an aggregate amount of $150,000. As of December 31, 2022 and March 31, 2022, the Company had $37,692 and 26,877, respectively, in standby letters of credit issued

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

through the Senior Secured Facility. The amount available for borrowing under the Senior Secured Facility is reduced by any standby letters of credit issued through the Senior Secured Facility. Under GAAP, these letters of credit are considered commitments because no funding has been made and as such are not considered a liability. These letters of credit are not senior securities because they are not in the form of a typical financial guarantee and the portfolio companies are obligated to refund any drawn amounts. The available remaining capacity under the Senior Secured Facility was $713,634 and $702,655 as of December 31, 2022 and March 31, 2022, respectively. Terms used in this disclosure have the meanings set forth in the Senior Secured Facility agreement.

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

The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the nine months ended December 31, 2022, and the twelve months ended March 31, 2022 and 2021, respectively,

	Nine Months Ended December 31,	Twelve Months Ended March 31,	Twelve Months Ended March 31,
	2022	2022	2021
Average debt outstanding	$1,546,037	$1,545,227	$1,632,308
Maximum amount of debt outstanding	1,669,385	1,633,723	1,818,920

Weighted average annualized interest cost (1)	4.68%	3.18%	3.04%
Annualized amortized debt issuance cost	0.37%	0.38%	0.35%
Total annualized interest cost	5.05%	3.56%	3.39%

____________________

(1)
Includes the stated interest expense and commitment fees on the unused portion of the Senior Secured Facility. Commitment fees for the nine months ended December 31, 2022, and the twelve months ended March 31, 2022 and 2021, respectively, were $1,990, 2,648 and $1,983 respectively.

Foreign Currency Transactions and Translations

The Company had the following foreign-denominated debt outstanding on the Senior Secured Facility as of December 31, 2022:

	Original Principal Amount (Local)	Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
British Pound	£41,000	$51,037	$49,540	$1,497	1/30/2023
Total		$51,037	$49,540	$1,497

MIDCAP FINANCIAL INVESTMENT CORPORATION

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

As of December 31, 2022 and March 31, 2022, the Company was in compliance with all debt covenants for all outstanding debt obligations.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 8. Stockholders’ Equity

As described in more detail below, the Fund issued approximately $30,000 of common stock during the nine months ended December 31, 2022 and did not conduct any equity offerings during the twelve months ended March 31, 2022.

The Company adopted the following plans, approved by the Board of Directors, for the purpose of repurchasing its common stock in accordance with applicable rules specified in the Securities Exchange Act of 1934 (the “1934 Act”) (the “Repurchase Plans”):

Date of Agreement/Amendment	Maximum Cost of Shares That May Be Repurchased	Cost of Shares Repurchased	Remaining Cost of Shares That May Be Repurchased
August 5, 2015	$50,000	$50,000	$—
December 14, 2015	50,000	50,000	—
September 14, 2016	50,000	50,000	—
October 30, 2018	50,000	50,000	—
February 6, 2019	50,000	45,809	4,191
February 3, 2022	25,000	—	25,000
Total as of December 31, 2022	$275,000	$245,809	$29,191

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Under the Repurchase Plans described above, the Company allocated the following amounts to be repurchased in accordance with SEC Rule 10b5-1 (the “10b5-1 Repurchase Plans”):

Effective Date	Termination Date	Amount Allocated to 10b5-1 Repurchase Plans
September 15, 2015	November 5, 2015	$5,000
January 1, 2016	February 5, 2016	10,000
April 1, 2016	May 19, 2016	5,000
July 1, 2016	August 5, 2016	15,000
September 30, 2016	November 8, 2016	20,000
January 4, 2017	February 6, 2017	10,000
March 31, 2017	May 19, 2017	10,000
June 30, 2017	August 7, 2017	10,000
October 2, 2017	November 6, 2017	10,000
January 3, 2018	February 8, 2018	10,000
June 18, 2018	August 9, 2018	10,000
September 17, 2018	October 31, 2018	10,000
December 12, 2018	February 7, 2019	10,000
February 25, 2019	May 17, 2019	25,000
March 18, 2019	May 17, 2019	10,000
June 4, 2019	August 7, 2019	25,000
June 17, 2019	August 7, 2019	20,000
September 16, 2019	November 6, 2019	20,000
December 6, 2019	February 5, 2020	25,000
December 16, 2019	February 5, 2020	15,000
March 12, 2020	March 19, 2020	20,000
March 30, 2021	May 21, 2021	10,000
June 16, 2021	November 5, 2021	10,000
December 16, 2021	August 3, 2022	5,000
December 27, 2022	February 22, 2023	10,000

During the nine months ended December 31, 2022, the Company repurchased 128,522 shares at a weighted average price per share of $12.74, inclusive of commissions, for a total cost of $1,638. This represents a discount of approximately 17.59% of the average net asset value per share for the nine months ended December 31, 2022.

During the twelve months ended March 31, 2022, the Company repurchased 1,611,936 shares at a weighted average price per share of $13.09, inclusive of commissions, for a total cost of $21,100. This represents a discount of approximately 18.02% of the average net asset value per share for the twelve months ended March 31, 2022.

Since the inception of the Repurchase Plans through December 31, 2022, the Company repurchased 15,395,036 shares at a weighted average price per share of $15.97, inclusive of commissions, for a total cost of $245,809. Including fractional shares, the Company has repurchased 15,395,066 shares at a weighted average price per share of $15.97, inclusive of commissions for a total cost of $245,809.

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

On August 2, 2022, the Company entered into a share subscription agreement (“Purchase Agreement”) with MFIC Holdings, LP, a subsidiary of MidCap FinCo Designated Activity Company (together with its subsidiaries, “MidCap”), a middle-market specialty finance firm discretionarily managed by an affiliate of the Company's investment adviser, in connection with the issuance and sale of the Company's common stock, par value $0.001 per share (the “Offering”). Pursuant to the Purchase Agreement, the Company issued 1,932,641 shares of its common stock at a purchase price of $15.52 per share, the net asset value per share of the Company's common stock as of June 30, 2022. The total proceeds of the offering excluding expenses was approximately $30,000,000. The shares will be subject to a two-year lock-up period. MidCap agreed to bear any expenses that the Company may incur in connection with the offering of its shares of common stock in connection with the Offering greater than $300,000.

Note 9. Commitments and Contingencies

The Company has various commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of December 31, 2022 and March 31, 2022, the Company had the following unfunded commitments to its portfolio companies:

	December 31, 2022	March 31, 2022
Unfunded revolver obligations and bridge loan commitments (1)	$158,193	$182,645
Standby letters of credit issued and outstanding (2)	42,893	31,188
Unfunded delayed draw loan commitments (including commitments with performance thresholds not met) (3)	198,750	272,787
Total Unfunded Commitments (4)	$399,836	$486,620

____________________

(1)
The unfunded revolver obligations may or may not be funded to the borrowing party in the future. The amounts relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of December 31, 2022 and March 31, 2022, subject to the terms of each loan’s respective credit agreements which includes borrowing covenants that need to be met prior to funding. As of December 31, 2022 and March 31, 2022, the bridge loan commitments included in the balances were $0 and $0, respectively.
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
(4)
The Company also had an unfunded revolver commitment to its fully controlled affiliate Merx Aviation Finance, LLC of $50,000 and $25,000 as of December 31, 2022 and March 31, 2022, respectively. Given the Company’s controlling interest, the timing and the amount of the funding has not been determined.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 10. Income Taxes

For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The final determination of the tax character of distributions will not be made until we file our tax return for each tax year and the tax characteristics of all distributions will be reported to stockholders on Form 1099 after the end of each calendar year. The tax character of distributions paid to stockholders during the tax periods ended December 31, 2022, March 31, 2022 and March 31, 2021 were as follows:

	Nine Months Ended December 31,	Twelve Months Ended March 31,	Twelve Months Ended March 31,
	2022	2022	2021
Ordinary income	$68,028	$92,762	$99,846
Capital gains	—	—	—
Return of capital	—	—	—
Total distributions paid to stockholders	$68,028	$92,762	$99,846

Taxable income generally differs from net increase in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.

The following table reconciles the net increase in net assets resulting from operations to taxable income for the tax years ended December 31, 2022, March 31, 2022 and March 31, 2021:

	Nine Months Ended December 31,	Twelve Months Ended March 31,	Twelve Months Ended March 31,
	2022	2022	2021
Net increase (decrease) in net assets resulting from operations	$22,940	$82,364	$111,861
Adjustments:
Net realized losses (gains)	69,239	67,367	21,506
Net change in unrealized losses (gains)	(18,036)	(53,771)	(23,341)
Income not currently taxable	—	—	—
Income (loss) recognized for tax but not book	(1,419)	4,596	7,673
Expenses not currently deductible	—	—	—
Expenses incurred for tax but not book	—	—	—
Realized gain/loss differences (1)	(7,723)	(13,316)	(7,933)
Taxable income before deductions for distributions	$65,001	$87,240	$109,766

____________________

(1)
These pertain to book income/losses treated as capital gains/losses for tax purposes or book realized gains/losses treated as ordinary income/losses for tax purposes.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

The following table shows the components of accumulated losses on a tax basis for the nine months ended December 31, 2022, and the twelve months ended March 31, 2022 and 2021:

	Nine Months Ended December 31,	Twelve Months Ended March 31,	Twelve Months Ended March 31,
	2022	2022	2021
Undistributed ordinary income	$24,468	$56,120	$61,268
Capital loss carryforward	(880,548)	(817,268)	(752,317)
Other temporary book-to-tax differences	—	(24,678)	(34,615)
Unrealized appreciation (depreciation)	(262,999)	(288,164)	(337,930)
Total accumulated under-distributed (over-distributed) earnings	$(1,119,079)	$(1,073,990)	$(1,063,594)

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

As of December 31, 2022, the Company had a post-enactment short-term capital loss carryforward of $226,846 and long-term capital loss carryforward of $653,700. As of March 31, 2022, the Company had a post-enactment short-term capital loss carryforward of $237,283 and long-term capital loss carryforward of $579,985. As of March 31, 2021, the Company had a post-enactment short-term capital loss carryforward of $240,497 and long-term capital loss carryforward of $511,821.

As of December 31, 2022, the Company had no pre-enactment net capital loss carryforward. None of the pre-enactment net capital loss carryforwards were utilized in the past three years and none of the pre-enactment net capital loss carryforwards expired on December 31, 2022.

For tax purposes, the Company may elect to defer any portion of a post-October capital loss or late-year ordinary loss to the first day of the following fiscal year.

As of December 31, 2022, the Company deferred no late-year ordinary losses which are deemed to arise on January 1, 2023. As of March 31, 2022, the Company deferred no late-year ordinary losses which are deemed to arise on April 1, 2022. As of March 31, 2021, the Company deferred no late-year ordinary losses which are deemed to arise on April 1, 2021.

As of December 31, 2022, the Company deferred no post-October capital loss deemed to arise on January 1, 2023. As of March 31, 2022, the Company deferred post-October capital loss of $1,765 deemed to arise on April 1, 2022. As of March 31, 2021, the Company had deferred post-October capital loss of $11,121 deemed to arise on April 1, 2021.

Management has analyzed the Company’s tax positions taken, or to be taken, on federal income tax returns for all open tax years, and has concluded that no provision for income tax is required in the Company’s financial statements. The Company’s federal tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed.

In general, we may make certain reclassifications to the components of net assets as a result of permanent book-to-tax differences and book-to-tax differences relating to stockholder distributions. Accordingly, as of December 31, 2022, we adjusted accumulated

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

net realized loss by $7,716 to $884,496 and overdistributed net investment income by ($7,714) to ($22,624). Total earnings and net asset value were not affected. As of March 31, 2022, we adjusted accumulated net realized loss by ($11,774) to $811,200 and overdistributed net investment income by ($11,772) to ($32,798). Total earnings and net asset value were not affected.

Note 11. Financial Highlights

The following is a schedule of financial highlights as of and for the nine months ended December 31, 2022, and the twelve months ended March 31, 2022, 2021, 2020 and 2019.

	Nine Months Ended December 31,	Twelve Months Ended March 31,	Twelve Months Ended March 31,	Twelve Months Ended March 31,	Twelve Months Ended March 31,
	2022	2022	2021	2020	2019
Per Share Data*
Net asset value at beginning of period	$15.79	$15.88	$15.70	$19.06	$19.67
Net investment income (1)	1.15	1.49	1.69	2.16	1.81
Net realized and change in unrealized gains (losses) (1)	(0.79)	(0.21)	0.03	(3.89)	(0.79)
Net increase in net assets resulting from operations	0.36	1.28	1.71	(1.73)	1.02
Distribution of net investment income (2)	(1.05)	(1.44)	(1.53)	(1.80)	(1.59)
Distribution of return of capital (2)	—	—	—	—	(0.21)
Accretion due to share repurchases	0.01	0.07	—	0.20	0.17
Net asset value at end of period	$15.10	$15.79	$15.88	$15.70	$19.06

Per share market value at end of period	$11.40	$13.22	$13.72	$6.75	$15.14
Total return (3)	(5.42)%	7.19%	135.08%	(48.62)%	8.31%
Shares outstanding at end of period	65,451,359	63,647,240	65,259,176	65,259,176	68,876,986
Weighted average shares outstanding	64,585,966	64,516,533	65,259,176	67,228,771	70,645,944

Ratio/Supplemental Data
Net assets at end of period (in millions)	$988.1	$1,004.8	$1,036.3	$1,024.3	$1,312.6
Ratio of operating expenses to average net assets (4)**	5.67%	6.04%	5.05%	4.79%	5.09%
Ratio of interest and other debt expenses to average net assets**	7.83%	5.34%	5.44%	6.01%	4.26%
Ratio of total expenses to average net assets (4)**	13.50%	11.38%	10.49%	10.80%	9.35%
Ratio of net investment income to average net assets**	9.87%	9.32%	10.82%	11.91%	9.38%
Average debt outstanding (in millions)	$1,546.0	$1,545.2	$1,632.3	$1,529.5	$993.2
Average debt per share	$23.94	$23.95	$25.01	$22.75	$14.06
Portfolio turnover rate	26.70%	42.41%	23.79%	46.58%	46.26%
Asset coverage per unit (5)	$1,648	$1,635	$1,705	$1,567	$2,153

____________________

*Totals may not foot due to rounding.

**Annualized for the nine months ended December 31, 2022.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(1)
Financial highlights are based on the weighted average number of shares outstanding for the period presented.
(2)
The tax character of distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. Although the tax character of distributions paid to stockholders through December 31, 2022 may include return of capital, the exact amount cannot be determined at this point. Per share amounts are based on actual rate per share.
(3)
Total return is based on the change in market price per share during the respective periods. Total return also takes into account distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan.
(4)
The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets are shown inclusive of all voluntary management and incentive fee waivers (See Note 4 to the financial statements). For the nine months ended December 31, 2022, the annualized ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 5.73% and 13.63%, respectively, without the voluntary fee waivers. For the years ended March 31, 2022, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 6.10% and 11.44%, respectively, without the voluntary fee waivers. For the year ended March 31, 2021, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 5.08% and 10.53%, respectively, without the voluntary fee waivers. For the year ended March 31, 2020, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 4.81% and 10.83%, respectively, without the voluntary fee waivers. For the year ended March 31, 2019, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 5.51% and 9.79%, respectively, without the voluntary fee waivers.
(5)
The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the asset coverage per unit.

Note 12. Selected Quarterly Financial Data (Unaudited)

The following table sets forth selected financial data for each quarter within the three years ended December 31, 2022:

	Investment Income		Net Investment Income		Net Realized And Change in Unrealized Gains (Losses)		Net Increase (Decrease) in Net Assets from Operations — Basic
Quarter Ended	Total	Per Share*	Total	Per Share*	Total	Per Share*	Total	Per Share*
December 31, 2022	$63,320	$0.97	$28,013	$0.43	$(26,725)	$(0.41)	$1,288	$0.02
September 30, 2022	58,885	0.91	22,637	0.35	(6,644)	(0.10)	15,993	0.25
June 30, 2022	53,404	0.84	23,493	0.37	(17,834)	(0.28)	5,659	0.09
March 31, 2022	54,741	0.86	26,889	0.42	(22,650)	(0.36)	4,239	0.07
December 31, 2021	54,972	0.86	22,496	0.35	(1,956)	(0.03)	20,540	0.32
September 30, 2021	52,889	0.81	21,231	0.33	4,210	0.06	25,441	0.39
June 30, 2021	50,553	0.78	25,345	0.39	6,799	0.10	32,144	0.49
March 31, 2021	50,825	0.78	25,635	0.39	16,777	0.26	42,411	0.65
December 31, 2020	54,364	0.83	28,257	0.43	4,909	0.08	33,166	0.51
September 30, 2020	54,891	0.84	27,906	0.43	5,383	0.08	33,289	0.51
June 30, 2020	56,669	0.87	28,229	0.43	(25,234)	(0.39)	2,995	0.05
March 31, 2020	71,600	1.08	38,786	0.59	(186,033)	(2.81)	(147,247)	(2.22)

____________________

* Totals may not foot due to rounding.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 13. Subsequent Events

Management has evaluated subsequent events through the date of issuance of these financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the financial statements other than those disclosed below.

Effective January 16, 2019, Merx entered into a series of service arrangements with affiliates of AGM. Under a servicing agreement with Apollo Capital Management, L.P. (“ACM”) (the “Servicing Agreement”), Merx serves as technical servicer to aircraft clients of ACM and its affiliates. Under a research support agreement with ACM (the “Research Support Agreement”), Merx employees assist ACM with technical due-diligence and underwriting of new aircraft-related investment opportunities. Under a technical support agreement (the “Technical Support Agreement”), Merx and Apollo Management Holdings, L.P. (“AMH”) share the services of Mr. Gary Rothschild, who is the President and Chief Executive Officer of Merx and an employee of AMH. In addition, on the same date the Company and AIM entered into a fee offset agreement in connection with revenue realized by AIM and its affiliates for the management of certain aircraft assets (the “Fee Offset Agreement”) under which the Company receives an offsetting credit against fees otherwise due to AIM under the Investment Advisory Agreement.

In 2022, we announced our plans to reduce our aviation leasing platform that is operating through Merx. Effective February 21, 2023, as a result of the planned reduction and the pending departure of certain Merx personnel, Merx and Apollo agreed to an Amended Servicing Agreement and to terminate the Research Support Agreement, the Technical Support Agreement and the Fee Offset Agreement in exchange for a termination fee of $7.5 million. Under the Amended Servicing Agreement and the subservicing agreement with an affiliate, as part of the February 21, 2023 termination payment, Merx will continue to service certain legacy Apollo aircraft investments during its reduction.

Subsequent to December 31, 2022, Merx repaid the Company $62 million reducing the Company's investment in Merx to approximately $199 million.

On January 23, 2023, Isabelle Gold, Chief Compliance Officer of the Company, notified the Company of her intention to resign. Ms. Gold will continue to serve as the Company’s Chief Compliance Officer for a period of time to transition her responsibilities to other members of the Company’s compliance department.

On February 21, 2023, the Company’s Board of Directors declared a base distribution of $0.38 per share, payable on March 30, 2023 to stockholders of record as of March 14, 2023. There can be no assurances that the Board will continue to declare a base distribution of $0.38 per share.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2022 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting, which is contained in “Item 8. Financial Statements and Supplementary Data” of this report, is incorporated by reference herein.

Attestation Report of the Independent Registered Public Accounting Firm

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company’s internal control over financial reporting, which is contained in “Item 8. Financial Statements and Supplementary Data” of this report.

Changes in Internal Control Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the nine months ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2022 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2022, and is incorporated herein by reference.

Item 11. Executive Compensation

Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2022 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2022, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2022 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2022, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2022 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2022, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2022 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2022, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)
The following documents are filed as part of this report:
a.
Financial Statements – See the Index to Financial Statements in Item 8 of this report.
b.
Financial Statement Schedules – None.
c.
Exhibits – The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (according to the number assigned to them in Item 601 of Regulation S-K):

3.1(a)	Articles of Amendment (1)
3.1(b)	Articles of Amendment and Restatement (8)
3.1(c)	Articles of Amendment and Restatement (17)
3.1(d)	Articles of Amendment (12)
3.1(e)	Articles of Amendment (14)
3.1(f)	Articles of Amendment (18)
3.2	Sixth Amended and Restated Bylaws (9)
4.1	Form of Stock Certificate (4)
4.2	In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the Registrant have been omitted but will be furnished to the SEC upon request.
4.3	Indenture, dated as of October 9, 2012, between the Registrant and U.S. Bank National Association, as Trustee (7)
4.4	Fourth Supplemental Indenture, dated as of March 3, 2015, relating to the 5.250% Notes due 2025, between the Registrant and U.S. Bank National Association, as Trustee (7)
4.5	Form of 5.250% Notes due 2025 (contained in the Fourth Supplemental Indenture filed as Exhibit 4.4 hereto) (7)
4.6	Fifth Supplemental Indenture, dated July 16, 2021, relating to the 4.500% Notes due 2026, between the Registrant and U.S. Bank National Association, as Trustee(16)
4.7	Form of 4.500% Notes due 2026 (contained in the Fifth Supplemental Indenture filed as Exhibit 4.6 hereto)(16)
4.8	Description of Apollo Investment Corporation’s Registered Securities (15)
10.1	Third Amended and Restated Investment Advisory Management Agreement between the Registrant and Apollo Investment Management, L.P. (10)
10.2	Second Amended and Restated Administration Agreement between the Registrant and Apollo Investment Administration, LLC (3)
10.3	Dividend Reinvestment Plan (4)
10.4	Custodian Agreement (2)
10.5	Amended and Restated Trademark License Agreement between the Registrant and Apollo Management Holdings, L.P., dated as of May 14, 2012 (6)
10.6	Form of Transfer Agency and Service Agreement (2)
10.7	Amended and Restated Senior Secured Revolving Credit Agreement, dated December 22, 2020 (11)
10.8	Fourth Amended and Restated Investment Advisory Agreement, dated August 1, 2022*
10.9	Trademark License Agreement, dated August 2, 2022 (20)
10.10	Fee Offset Agreement, dated as of January 16, 2019 (13)
11.1	Computation of Per Share Earnings (included in the notes to the financial statements contained in this annual report)
12.1	Computation of Ratios (included in the notes to the financial statements contained in this annual report)
14.1	Amended and Restated Code of Ethics (5)
21.1	Subsidiaries of the Registrant (included in the notes to the financial statements contained in this annual report)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
99.1	Audited Financial Statements of Merx Aviation Finance LLC as of and for the year ended March 31, 2022 (21)
99.2	Consent of Independent Registered Public Accounting Firm*
99.3	Consent of Independent Auditors*
101.INS	Inline XBRL Instance Document*
101.SHC	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)*

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
(8)
Incorporated by reference from the Registrant’s post-effective amendments No.1 to the Registration Statement under the Securities Act of 1933, as amended, on form N-2, filed on August 14, 2006.
(9)
Incorporated by reference to Exhibit 3.3 to the Registrant’s Form 8-K, filed on August 12, 2022.
(10)
Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on August 10, 2018.
(11)
Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on December 22, 2020.
(12)
Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed on December 3, 2018.
(13)
Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q, filed on February 6, 2019.
(14)
Incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K, filed on July 22, 2019.
(15)
Incorporated by reference to Exhibit 4.6 to Registrant’s From 10k, Filed May 21, 2020.
(16)
Incorporated by reference to Exhibit 4.1 as applicable, to the Registrant's Form 8-K filed on July 16, 2021.
(17)
Incorporated by reference to Exhibit 3.2 to Registrant's Form 8-K, filed on August 12, 2022.
(18)
Incorporated by reference to Exhibit 3.1 to Registrant's Form 8-K, filed on August 12, 2022.
(19)
Incorporated by reference to Exhibit 1.1 to Registrant's Form 8-K, filed on August 2, 2022.
(20)
Incorporated by reference to Exhibit 1.3 to Registrant's Form 8-K, filed on August 2, 2022.
(21)
Incorporated by reference to Exhibit 99.1 to Registrant's Form 10-K, filed on May 19, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 21, 2023.

MIDCAP FINANCIAL INVESTMENT CORPORATION

By:	/s/ TANNER POWELL
Tanner Powell
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ TANNER POWELL	/s/ GREGORY W. HUNT
Tanner Powell	Gregory W. Hunt
Chief Executive Officer	Chief Financial Officer and Treasurer
(Principal Executive Officer)	(Principal Financial Officer)
February 21, 2023	February 21, 2023

/s/ AMIT JOSHI	/s/ HOWARD WIDRA
Amit Joshi	Howard Widra
Chief Accounting Officer and Assistant Treasurer	Executive Chairman of the Board of Directors, Director
(Principal Accounting Officer)	February 21, 2023
February 21, 2023

/s/ R. RUDOLPH REINFRANK	/s/ BARBARA MATAS
R. Rudolph Reinfrank	Barbara Matas
Director	Director
February 21, 2023	February 21, 2023

/s/ CARMENCITA WHONDER	/s/ JEANETTE W. LOEB
Carmencita Whonder	Jeanette W. Loeb
Director	Director
February 21, 2023	February 21, 2023

/s/ ELLIOT STEIN, JR.	/s/ FRANK C. PULEO
Elliot Stein, Jr.	Frank C. Puleo
Director	Director
February 21, 2023	February 21, 2023

/s/ JOHN J. HANNAN
John J. Hannan
Director
February 21, 2023