Form 10-Q
period 2023-03-31
MidCap Financial Investment Corp
filed 2023-05-02
CIK 1278752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

(Do not check if a smaller reporting company)

If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of May 1, 2023 was 65,451,359.

MIDCAP FINANCIAL INVESTMENT CORPORATION

PART I. FINANCIAL INFORMATION

In this report, the terms the “Company,” “MFIC,” “we,” “us,” and “our” refer to MidCap Financial Investment Corporation unless the context specifically states otherwise.

Item 1. Financial Statements

MIDCAP FINANCIAL INVESTMENT CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

(In thousands, except share and per share data)

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost — $2,065,947 and $2,019,573, respectively)	$2,006,527	$1,960,199
Non-controlled/affiliated investments (cost — $121,409 and $121,307, respectively)	50,476	49,141
Controlled investments (cost — $404,405 and $466,294, respectively)	328,208	388,780
Cash and cash equivalents	69,676	84,713
Foreign currencies (cost — $418 and $2,404, respectively)	388	2,378
Receivable for investments sold	1,792	3,100
Interest receivable	16,043	17,169
Dividends receivable	3,152	4,836
Deferred financing costs	12,252	13,403
Prepaid expenses and other assets	751	1,797
Total Assets	$2,489,265	$2,525,516

Liabilities
Debt	$1,470,852	$1,483,394
Payable for investments purchased	111	—
Distributions payable	—	24,217
Management and performance-based incentive fees payable	10,348	9,060
Interest payable	7,179	13,546
Accrued administrative services expense	1,393	748
Other liabilities and accrued expenses	6,014	6,445
Total Liabilities	$1,495,897	$1,537,410
Commitments and contingencies (Note 8)
Net Assets	$993,368	$988,106

Net Assets
Common stock, $0.001 par value (130,000,000 shares authorized; 65,451,359 and 65,451,359 shares issued and outstanding, respectively)	$65	$65
Capital in excess of par value	2,107,121	2,107,120
Accumulated under-distributed (over-distributed) earnings	(1,113,818)	(1,119,079)
Net Assets	$993,368	$988,106

Net Asset Value Per Share	$15.18	$15.10

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Investment Income
Non-controlled/non-affiliated investments:
Interest income (excluding Payment-in-kind (“PIK”) interest income)	$60,021	$43,318
Dividend income	22	1
PIK interest income	329	231
Other income	1,934	1,303
Non-controlled/affiliated investments:
Interest income (excluding PIK interest income)	278	48
Dividend income	—	331
PIK interest income	27	19
Other income	—	—
Controlled investments:
Interest income (excluding PIK interest income)	4,489	9,114
Dividend income	—	—
PIK interest income	428	375
Other income	250	—
Total Investment Income	$67,778	$54,740
Expenses
Management fees	$4,264	$8,938
Performance-based incentive fees	6,196	1,043
Interest and other debt expenses	24,766	14,280
Administrative services expense	1,422	1,409
Other general and administrative expenses	2,256	2,365
Total expenses	38,904	28,035
Management and performance-based incentive fees waived	—	—
Performance-based incentive fee offset	(274)	(68)
Expense reimbursements	(335)	(114)
Net Expenses	$38,295	$27,853
Net Investment Income	$29,483	$26,887
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses):
Non-controlled/non-affiliated investments	$(876)	$757
Non-controlled/affiliated investments	—	—
Controlled investments	1	—
Foreign currency transactions	41	(2,778)
Net realized gains (losses)	(834)	(2,021)
Net change in unrealized gains (losses):
Non-controlled/non-affiliated investments	(45)	(1,655)
Non-controlled/affiliated investments	1,233	(3,610)
Controlled investments	1,315	(19,883)
Foreign currency translations	(1,020)	4,520
Net change in unrealized gains (losses)	1,483	(20,628)
Net Realized and Change in Unrealized Gains (Losses)	$649	$(22,649)
Net Increase (Decrease) in Net Assets Resulting from Operations	$30,132	$4,238
Earnings (Loss) Per Share — Basic	$0.46	$0.07

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

(In thousands, except share data)

	Three Months Ended March 31,
	2023	2022
Operations
Net investment income	$29,483	$26,887
Net realized gains (losses)	(834)	(2,021)
Net change in unrealized gains (losses)	1,483	(20,628)
Net Increase (Decrease) in Net Assets Resulting from Operations	$30,132	$4,238

Distributions to Shareholders
Distribution of net investment income	$(24,870)	$(22,913)
Distribution of return of capital	—	—
Net Decrease in Net Assets Resulting from Distributions to Shareholders	$(24,870)	$(22,913)

Capital Share Transactions
Repurchase of common stock	$—	$(769)
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	$—	$(769)

Net Assets
Net increase (decrease) in net assets during the period	$5,262	$(19,444)
Net assets at beginning of period	988,106	1,024,276
Net Assets at End of Period	$993,368	$1,004,832

Capital Share Activity
Shares repurchased during the period	—	(60,605)
Shares issued and outstanding at beginning of period	65,451,359	63,707,845
Shares Issued and Outstanding at End of Period	65,451,359	63,647,240

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2023	2022
Operating Activities
Net increase (decrease) in net assets resulting from operations	$30,132	$4,238
Net realized (gains) losses	834	2,021
Net change in unrealized (gains) losses	(1,483)	20,628
Net amortization of premiums and accretion of discounts on investments	(2,497)	(2,743)
Accretion of discount on notes	151	151
Amortization of deferred financing costs	1,248	1,278
Increase in gains/(losses) from foreign currency transactions	41	(2,778)
PIK interest and dividends capitalized	(791)	(602)
Changes in operating assets and liabilities:
Purchases of investments	(150,947)	(220,056)
Proceeds from sales and repayments of investments	170,193	263,543
Decrease (increase) in interest receivable	1,126	(3,369)
Decrease (increase) in dividends receivable	1,684	(331)
Decrease (increase) in prepaid expenses and other assets	1,046	214
Increase (decrease) in management and performance-based incentive fees payable	1,288	(4,655)
Increase (decrease) in interest payable	(6,367)	(6,028)
Increase (decrease) in accrued administrative services expense	645	481
Increase (decrease) in other liabilities and accrued expenses	(431)	405
Net Cash Used in/Provided by Operating Activities	$45,872	$52,397
Financing Activities
Issuances of debt	$46,194	$64,689
Payments of debt	(60,000)	(97,073)
Repurchase of common stock	—	(770)
Distributions paid	(49,089)	(22,999)
Net Cash Used in/Provided by Financing Activities	$(62,895)	$(56,153)

Cash, Cash Equivalents and Foreign Currencies
Net increase (decrease) in cash, cash equivalents and foreign currencies during the period	$(17,023)	$(3,756)
Effect of foreign exchange rate changes on cash and cash equivalents	(4)	(113)
Cash, cash equivalents and foreign currencies at beginning of period	87,091	34,467
Cash, Cash Equivalents and Foreign Currencies at the End of Period	$70,064	$30,598

Supplemental Disclosure of Cash Flow Information
Cash interest paid	$29,473	$18,840

Non-Cash Activity
PIK income	$784	$624

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (35)	Fair Value (1)(36)
Advertising, Printing & Publishing
FingerPaint Marketing
KL Charlie Acquisition Company	First Lien Secured Debt	L+625, 1.00% Floor	12/30/26	$23,460	$23,143	$23,108	(9)(28)
	First Lien Secured Debt	SOFR+675, 1.00% Floor	12/30/26	1,000	701	706	(9)(23)(32)
	First Lien Secured Debt - Revolver	P+525	12/30/26	1,962	526	520	(9)(21)(23)(25)
KL Charlie Co-Invest, L.P.	Common Equity - Common Stock	N/A	N/A	218,978 Shares	219	357	(9)(13)
					24,589	24,691
Hero Digital
HRO (Hero Digital) Holdings, LLC	First Lien Secured Debt	L+600, 1.00% Floor	11/18/28	26,989	18,971	18,312	(9)(21)(23)(28)
	First Lien Secured Debt - Revolver	L+600, 1.00% Floor	11/18/26	2,553	2,481	2,422	(9)(20)(21)(23) (28)
HRO Holdings I LP	Common Equity - Common Stock	N/A	N/A	213 Shares	213	125	(9)(13)
					21,665	20,859
		Total Advertising, Printing & Publishing			$46,254	$45,550
Automotive
Club Car Wash
Club Car Wash Operating, LLC	First Lien Secured Debt	SOFR+650, 1.00% Floor	06/16/27	$29,668	$27,377	$27,239	(9)(21)(23)(32)
	First Lien Secured Debt - Revolver	SOFR+650, 1.00% Floor	06/16/27	2,438	(31)	(44)	(8)(9)(21)(23)
					27,346	27,195
Crowne Automotive
Vari-Form Group, LLC	First Lien Secured Debt	11.00% (7.00% Cash plus 4.00% PIK)	02/02/23	5,860	893	264	(9)(11)(14)
Vari-Form Inc.	First Lien Secured Debt	11.00% (7.00% Cash plus 4.00% PIK)	02/02/23	2,110	391	95	(9)(11)(14)
					1,284	359
K&N Parent, Inc.
K&N Holdco, LLC	Common Equity - Common Stock	N/A	N/A	77,622 Shares	23,621	1,423	(13)(24)
Truck-Lite Co., LLC
TL Lighting Holdings, LLC	Common Equity - Equity	N/A	N/A	350 Shares	350	403	(9)(13)
Truck-Lite Co., LLC	First Lien Secured Debt	SOFR+625, 1.00% Floor	12/14/26	31,653	31,224	31,034	(9)(33)
	First Lien Secured Debt - Revolver	SOFR+625, 1.00% Floor	12/13/24	3,052	—	(31)	(8)(9)(20)(21) (23)
					31,574	31,406
		Total Automotive			$83,825	$60,383
Aviation and Consumer Transport
Merx Aviation Finance, LLC
Merx Aviation Finance, LLC (5)	First Lien Secured Debt - Revolver	10.00%	10/31/23	$2,004,677	$84,575	$84,575	(20)(23)
	Common Equity - Membership Interests	N/A	N/A		146,500	112,639	(24)
					231,075	197,214
PrimeFlight
PrimeFlight Aviation Services, Inc.	First Lien Secured Debt	SOFR+625, 1.00% Floor	05/09/24	13,561	13,487	13,493	(9)(31)(32)
		Total Aviation and Consumer Transport			$244,562	$210,707

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (35)	Fair Value (1)(36)
Beverage, Food & Tobacco
Berner Foods
Berner Food & Beverage, LLC	First Lien Secured Debt	L+550, 1.00% Floor	07/30/27	$30,652	$30,135	$29,273	(9)(28)
	First Lien Secured Debt - Revolver	P+450	07/30/26	1,008	980	926	(9)(21)(23)(25)
	First Lien Secured Debt - Revolver	L+550, 1.00% Floor	07/30/26	1,873	560	529	(9)(21)(23)(28)
					31,675	30,728
Bolthouse Farms
Wm. Bolthouse Farms, Inc.	Common Equity - Equity Interests	N/A	N/A	1,086,122 Shares	1,147	1,151	(13)(24)
Hive
FCP-Hive Holdings, LLC	Preferred Equity - Preferred Equity	N/A	N/A	589 Shares	448	220	(9)(13)
	Common Equity - Common Stock	N/A	N/A	589 Shares	3	—	(9)(13)
Hive Intermediate, LLC	First Lien Secured Debt	SOFR+400 Cash plus 2.00% PIK, 1.00% Floor	09/22/27	15,866	15,633	15,232	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+400 Cash plus 2.00% PIK, 1.00% Floor	09/22/27	2,326	589	530	(9)(21)(23)(31)
					16,673	15,982
Orgain, Inc.
Butterfly Fighter Co-Invest, L.P.	Common Equity - Membership Interests	N/A	N/A	490,000 Shares	90	913
Rise Baking
Ultimate Baked Goods Midco LLC	First Lien Secured Debt	SOFR+650, 1.00% Floor	08/13/27	26,422	25,925	25,566	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+650, 1.00% Floor	08/13/27	3,243	345	300	(9)(20)(21)(23) (31)
					26,270	25,866
Turkey Hill
IC Holdings LLC	Common Equity - Series A Units	N/A	N/A	169 Shares	169	177	(9)(13)
THLP CO. LLC	First Lien Secured Debt	L+600 Cash plus 2.00% PIK, 1.00% Floor	05/31/25	25,570	25,369	25,314	(9)(29)
	First Lien Secured Debt - Revolver	L+600 Cash plus 2.00% PIK, 1.00% Floor	05/31/24	3,231	1,939	1,923	(9)(20)(21)(23)(29)
	First Lien Secured Debt - Revolver	P+500	05/31/24	1,263	1,256	1,246	(9)(21)(23)(25)
					28,733	28,660
		Total Beverage, Food & Tobacco			$104,588	$103,300
Business Services
Accelerate Learning
Eagle Purchaser, Inc.	First Lien Secured Debt	SOFR+675, 1.00% Floor	03/22/30	$4,342	$3,305	$3,304	(9)(21)(23)(32)
	First Lien Secured Debt - Revolver	SOFR+675, 1.00% Floor	03/22/29	658	112	112	(9)(21)(23)(32)
					3,417	3,416
Access Information
Access CIG, LLC	Second Lien Secured Debt	L+775, 0.00% Floor	02/27/26	15,900	15,850	15,662	(28)
AlpineX
Alpinex Opco, LLC	First Lien Secured Debt	SOFR+626, 1.00% Floor	12/27/27	21,435	21,043	21,162	(9)(32)
	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	12/27/27	1,489	563	588	(9)(21)(23)(32)
					21,606	21,750

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (35)	Fair Value (1)(36)
Ambrosia Buyer Corp.
Ambrosia Buyer Corp.	Second Lien Secured Debt	8.00%	08/28/25	21,429	17,307	6,129	(14)
AML Rightsource
Gabriel Partners, LLC	First Lien Secured Debt	SOFR+575, 1.00% Floor	09/21/26	31,134	30,698	30,506	(9)(31)
	First Lien Secured Debt - Revolver	P+475	09/21/26	665	123	116	(9)(21)(23)(25)
					30,821	30,622
Continuum
Continuum Global Solutions, LLC	Preferred Equity - Preferred Equity	N/A	N/A	775 Shares	78	78	(9)(13)
Electro Rent Corporation
Electro Rent Corporation	Second Lien Secured Debt	L+900, 1.00% Floor	01/31/25	34,235	33,957	34,064	(9)(28)
Elo Touch
TGG TS Acquisition Company	First Lien Secured Debt - Revolver	L+650, 0.00% Floor	12/14/23	1,750	—	(17)	(8)(21)(23)
Ensemble Health
EHL Merger Sub, LLC	First Lien Secured Debt - Revolver	L+325, 0.00% Floor	08/01/24	4,155	(103)	(125)	(8)(21)(23)
HMA
Health Management Associates Superholdings, Inc.	First Lien Secured Debt	SOFR+650, 1.00% Floor	03/30/29	4,716	3,863	3,863	(9)(21)(23)(32)
	First Lien Secured Debt - Revolver	SOFR+650, 1.00% Floor	03/30/29	284	(9)	(9)	(8)(9)(21)(23)
					3,854	3,854
IRP
Precision Refrigeration & Air Conditioning LLC	First Lien Secured Debt	SOFR+650, 1.00% Floor	03/08/28	10,117	9,932	9,814	(9)(32)
	First Lien Secured Debt	SOFR+675, 1.00% Floor	03/08/28	1,000	970	970	(9)(32)
	First Lien Secured Debt - Revolver	SOFR+675, 1.00% Floor	03/08/28	1,705	540	517	(9)(21)(23)(32)
SMC IR Holdings, LLC	Common Equity - Common Stock	N/A	N/A	134 Shares	145	234	(9)
					11,587	11,535
Jacent
Jacent Strategic Merchandising	First Lien Secured Debt	L+725, 1.00% Floor	04/23/24	22,186	22,115	21,421	(9)(26)
	First Lien Secured Debt - Revolver	L+725, 1.00% Floor	04/23/24	3,500	3,447	3,373	(9)(21)(23)(26)
	Common Equity - Common Stock	N/A	N/A	5,000 Shares	500	4	(9)(13)
JSM Equity Investors, L.P.	Preferred Equity - Class P Partnership Units	N/A	N/A	114 Shares	11	11	(9)(13)
					26,073	24,809
Jones & Frank
JF Acquisition, LLC	First Lien Secured Debt	L+550, 1.00% Floor	07/31/26	13,066	12,957	12,767	(9)(26)
	First Lien Secured Debt - Revolver	L+550, 1.00% Floor	07/31/26	1,569	1,367	1,345	(9)(21)(23)(26)
					14,324	14,112
Naviga
Naviga Inc. (fka Newscycle Solutions, Inc.)	First Lien Secured Debt	SOFR+700, 1.00% Floor	12/29/23	13,262	13,206	13,262	(9)(32)
	First Lien Secured Debt - Revolver	SOFR+700, 1.00% Floor	12/29/23	500	443	444	(9)(21)(23)(32)
					13,649	13,706

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (35)	Fair Value (1)(36)
PSE
Graffiti Buyer, Inc.	First Lien Secured Debt	L+550, 1.00% Floor	08/10/27	8,359	6,307	6,288	(9)(21)(23)(28)
	First Lien Secured Debt - Revolver	L+550, 1.00% Floor	08/10/27	1,067	513	513	(9)(21)(23)(28)
	First Lien Secured Debt - Revolver	P+450	08/10/27	240	234	233	(9)(21)(23)(25)
Graffiti Parent, LP	Common Equity - Common Stock	N/A	N/A	2,439 Shares	244	307	(9)(13)
					7,298	7,341
PSI Services, LLC
Lifelong Learner Holdings, LLC	First Lien Secured Debt	L+575, 1.00% Floor	10/19/26	33,628	33,276	32,077	(9)(28)
	First Lien Secured Debt - Revolver	L+575, 1.00% Floor	10/20/25	2,985	2,956	2,874	(9)(21)(23)(28)
					36,232	34,951
Soliant
Soliant Health, Inc.	Common Equity - Membership Interests	N/A	N/A	300 Shares	300	1,412	(9)
Trench Plate
Trench Plate Rental Co.	First Lien Secured Debt	SOFR+550, 1.00% Floor	12/03/26	18,045	17,813	17,775	(9)(32)
	First Lien Secured Debt - Revolver	SOFR+550, 1.00% Floor	12/03/26	1,818	460	455	(9)(20)(21)(23) (32)
Trench Safety Solutions Holdings, LLC	Common Equity - Common Stock	N/A	N/A	331 Shares	50	43	(9)(13)(24)
					18,323	18,273
US Legal Support
US Legal Support Investment Holdings, LLC	Common Equity - Series A-1 Units	N/A	N/A	631,972 Shares	632	720	(9)(13)
USLS Acquisition, Inc.	First Lien Secured Debt	SOFR+575, 1.00% Floor	12/02/24	19,245	19,118	18,941	(9)(31)
	First Lien Secured Debt	SOFR+585, 1.00% Floor	12/02/24	4,510	4,476	4,439	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+590, 1.00% Floor	12/02/24	1,608	1,024	1,020	(9)(20)(21)(23)(31)
					25,250	25,120
Wilson Language Training
Owl Acquisition, LLC	First Lien Secured Debt	SOFR+525, 1.00% Floor	02/04/28	9,635	9,473	9,538	(9)(31)
Owl Parent Holdings, LLC	Common Equity - Common Stock	N/A	N/A	100 Shares	100	175	(9)(13)
					9,573	9,713
		Total Business Services			$289,396	$276,405
Chemicals, Plastics & Rubber
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I LLC)
Carbonfree Chemicals Holdings LLC (4)	Common Equity - Common Equity / Interest	N/A	N/A	1,246 Shares	$56,505	$19,478	(13)(16)(24)
FC2 LLC (4)	Common Equity - Common Stock	N/A	N/A	5 Shares	—	—	(13)(24)
	Secured Debt - Promissory Note	6.50%	10/14/27	12,500	12,500	12,500
					69,005	31,978

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (35)	Fair Value (1)(36)
Westfall Technik, Inc.
Westfall Technik, Inc.	First Lien Secured Debt	SOFR+625, 1.00% Floor	09/13/24	21,248	21,121	20,762	(9)(32)
	First Lien Secured Debt - Revolver	SOFR+625, 1.00% Floor	09/13/24	2,039	2,029	1,993	(9)(23)(32)
					23,150	22,755
		Total Chemicals, Plastics & Rubber			$92,155	$54,733
Construction & Building
Englert
Gutter Buyer, Inc.	First Lien Secured Debt	L+625, 1.00% Floor	03/06/25	$28,894	$28,654	$27,991	(9)(28)
	First Lien Secured Debt - Revolver	P+525	03/06/24	2,727	2,566	2,531	(9)(20)(21)(23) (25)
Gutter Holdings, LP	Common Equity - Common Stock	N/A	N/A	500 Shares	500	149	(9)(13)
					31,720	30,671
Pave America
Pavement Partners Interco, LLC	First Lien Secured Debt	SOFR+675, 1.00% Floor	02/07/28	11,558	9,801	9,788	(9)(21)(23)(32)
	First Lien Secured Debt - Revolver	SOFR+675, 1.00% Floor	02/07/28	942	287	286	(9)(21)(23)(33)
					10,088	10,074
Yak Access
Yak Access LLC	First Lien Secured Debt - Revolver	SOFR+475, 1.00% Floor	09/10/27	5,000	1,176	1,175	(9)(21)(23)(31)
		Total Construction & Building			$42,984	$41,920
Consumer Goods - Durable
A&V
A&V Holdings Midco, LLC	First Lien Secured Debt - Revolver	L+450, 1.00% Floor	03/10/25	$1,505	$397	$413	(21)(23)(26)
KDC
KDC US Holdings	First Lien Secured Debt - Revolver	L+325, 0.00% Floor	12/21/23	6,020	781	744	(20)(21)(23) (26)
KLO Holdings, LLC
1244311 B.C. Ltd. (4)	First Lien Secured Debt	L+500, 1.00% Floor	09/30/25	2,978	2,978	2,828	(17)(28)
	First Lien Secured Debt	L+500 PIK, 1.00% Floor	09/30/25	1,158	1,158	1,093	(17)(28)
	Common Equity - Common Stock	N/A	N/A	1,000,032 Shares	1,000	806	(2)(13)(17)(24)
GSC Technologies Inc. (1244311 BC LTD) (4)	First Lien Secured Debt	L+500 Cash plus 5.00% PIK, 1.00% Floor	09/30/25	186	186	175	(17)(28)
					5,322	4,902
NSi Industries
Wildcat BuyerCo, Inc.	First Lien Secured Debt	SOFR+575, 1.00% Floor	02/27/26	16,987	16,595	16,742	(32)
	First Lien Secured Debt - Revolver	SOFR+575, 1.00% Floor	02/27/26	725	108	106	(20)(21)(23) (32)
Wildcat Parent LP	Common Equity - Common Stock	N/A	N/A	1,070 Shares	107	218	(13)
					16,810	17,066

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (35)	Fair Value (1)(36)
Sorenson Holdings, LLC
Sorenson Holdings, LLC	Common Equity - Membership Interests	N/A	N/A	587 Shares	—	323	(10)(13)
		Total Consumer Goods – Durable			$23,310	$23,448
Consumer Goods - Non-durable
3D Protein
Protein For Pets Opco, LLC	First Lien Secured Debt - Revolver	L+450, 1.00% Floor	05/31/24	$2,219	$(14)	$—	(9)(21)(23)
Dan Dee
Project Comfort Buyer, Inc.	First Lien Secured Debt	SOFR+700, 1.00% Floor	02/01/25	22,251	22,044	21,657	(9)(31)
	First Lien Secured Debt - Revolver	L+700, 1.00% Floor	02/01/25	3,462	(28)	(94)	(8)(9)(21)(23)
	Preferred Equity - Preferred Equity	N/A	N/A	491,405 Shares	492	69	(9)(13)(24)
					22,508	21,632
LashCo
Lash OpCo, LLC	First Lien Secured Debt	L+700, 1.00% Floor	03/18/26	43,030	42,373	42,267	(9)(29)
	First Lien Secured Debt - Revolver	L+700, 1.00% Floor	09/18/25	1,612	1,114	1,124	(9)(21)(23)(26) (28)(29)
					43,487	43,391
Paladone
Paladone Group Bidco Limited	First Lien Secured Debt	L+550, 1.00% Floor	11/12/27	6,043	5,947	5,975	(9)(17)(28)
	First Lien Secured Debt	L+575, 1.00% Floor	11/12/27	1,883	(10)	(21)	(8)(9)(17)(21) (23)
	First Lien Secured Debt - Revolver	SON+575, 1.00% Floor	11/12/27	£353	(7)	(5)	(8)(9)(17)(21) (23)
	First Lien Secured Debt - Revolver	L+575, 1.00% Floor	11/12/27	1,412	(22)	(16)	(8)(9)(17)(21) (23)
Paladone Group Holdings Limited	Common Equity - Common Stock	N/A	N/A	94,151 Shares	94	85	(9)(13)(17)
					6,002	6,018
Sequential Brands Group, Inc.
Gainline Galaxy Holdings LLC	Common Equity - Common Stock	N/A	N/A	10,854 Shares	2,041	1,061	(13)(16)(17)
Sequential Avia Holdings LLC	First Lien Secured Debt	L+525, 1.00% Floor	11/12/26	1,225	1,225	1,221	(17)(29)
Sequential Brands Group, Inc.	Second Lien Secured Debt	8.75%	02/07/24	1,293	—	233	(14)(17)
Swisstech IP CO, LLC	First Lien Secured Debt	6% PIK	11/29/24	281	26	276	(17)
					3,292	2,791
		Total Consumer Goods – Non-durable			$75,275	$73,832
Consumer Services
Activ
Activ Software Holdings, LLC	First Lien Secured Debt	L+625, 1.00% Floor	05/04/27	$29,566	$29,136	$28,827	(9)(30)
	First Lien Secured Debt	SOFR+625, 1.00% Floor	05/04/27	2,800	2,721	2,731	(9)(33)
	First Lien Secured Debt - Revolver	L+625, 1.00% Floor	05/04/27	2,407	(33)	(72)	(8)(9)(21)(23)
					31,824	31,486

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (35)	Fair Value (1)(36)
Bird
Bird US Opco, LLC	First Lien Secured Debt	SOFR+750, 1.00% Floor	01/13/25	14,202	13,996	14,085	(9)(31)
Clarus Commerce
Marlin DTC-LS Midco 2, LLC	First Lien Secured Debt	L+650, 1.00% Floor	07/01/25	21,492	21,276	21,294	(28)
	First Lien Secured Debt - Revolver	L+650, 1.00% Floor	07/01/25	685	—	(6)	(8)(21)(23)
					21,276	21,288
Go Car Wash
Go Car Wash Management Corp.	First Lien Secured Debt	SOFR+625, 1.00% Floor	12/31/26	26,336	10,871	10,573	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+625, 1.00% Floor	12/31/26	417	(2)	(8)	(8)(9)(21)(23)
					10,869	10,565
Lending Point
LendingPoint LLC	First Lien Secured Debt	SOFR+1050, 1.00% Floor	12/30/26	32,500	32,165	32,162	(9)(32)
	First Lien Secured Debt	SOFR+575, 1.00% Floor	12/30/26	4,167	4,136	4,124	(9)(32)
	First Lien Secured Debt - Revolver	SOFR+575, 1.00% Floor	12/30/26	8,333	4,111	4,082	(9)(21)(23)(32)
					40,412	40,368
Renovo
HomeRenew Buyer, Inc.	First Lien Secured Debt	SOFR+650, 1.00% Floor	11/23/27	17,929	15,039	14,863	(9)(21)(23)(31) (32)(33)
	First Lien Secured Debt - Revolver	SOFR+660, 1.00% Floor	11/23/27	1,958	946	930	(9)(21)(23)(31) (32)
					15,985	15,793
The Club Company
Eldrickco Limited	First Lien Secured Debt	SON+575, 0.50% Floor	11/26/25	£14,914	14,633	14,002	(9)(17)(21)(23) (27)
	First Lien Secured Debt - Revolver	SON+575, 0.50% Floor	11/26/25	£356	413	432	(9)(17)(23)(27)
	First Lien Secured Debt - Revolver	SON+525, 0.50% Floor	05/26/25	£345	—	(7)	(8)(9)(17)(21) (23)
					15,046	14,427
US Auto
U.S. Auto Finance, Inc.	First Lien Secured Debt	SOFR+525, 1.00% Floor	04/17/24	20,000	9,584	8,715	(9)(21)(23)(31)
	First Lien Secured Debt	SOFR+900, 1.00% Floor	04/17/25	3,550	3,511	3,492	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	04/17/24	13,333	12,700	12,301	(9)(21)(23)(31)
					25,795	24,508
		Total Consumer Services			$175,203	$172,520
Diversified Investment Vehicles, Banking, Finance, Real Estate
Celink
Compu-Link Corporation	First Lien Secured Debt - Revolver	L+550, 1.00% Floor	06/11/24	$2,273	$(12)	$(13)	(8)(9)(21)(23)
Peer Advisors, LLC	First Lien Secured Debt	SOFR+550, 1.00% Floor	06/11/24	12,841	12,769	12,766	(9)(31)
					12,757	12,753

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (35)	Fair Value (1)(36)
Definiti LLC
Greylock Holdings LLC	Common Equity - Common Stock	N/A	N/A	100,000 Shares	100	100	(9)(13)(24)
RHI Acquisition LLC	First Lien Secured Debt	SOFR+650, 1.00% Floor	03/16/29	9,240	5,863	5,862	(9)(21)(23)(33)
	First Lien Secured Debt - Revolver	SOFR+650, 1.00% Floor	03/16/29	660	(20)	(20)	(8)(9)(21)(23)
					5,943	5,942
Golden Bear
Golden Bear 2016-R, LLC (4)	Structured Products and Other - Membership Interests	N/A	09/20/42	N/A	17,103	10,902	(3)(17)
Purchasing Power, LLC
Purchasing Power Funding I, LLC	First Lien Secured Debt - Revolver	L+650, 0.00% Floor	02/24/25	9,113	3,378	3,378	(9)(21)(23)(26)
Spectrum Automotive
Shelby 2021 Holdings Corp.	First Lien Secured Debt	L+575, 0.75% Floor	06/29/28	14,358	13,281	13,230	(9)(21)(23)(28)
	First Lien Secured Debt - Revolver	L+575, 0.75% Floor	06/29/27	420	(4)	(6)	(8)(9)(21)(23)
					13,277	13,224
		Total Diversified Investment Vehicles, Banking, Finance, Real Estate			$52,458	$46,199
Education
NFA Group
SSCP Spring Bidco Limited	First Lien Secured Debt	SON+600, 0.50% Floor	07/30/25	£30,000	$36,437	$36,697	(9)(17)(27)
		Total Education			$36,437	$36,697
Energy - Electricity
Renew Financial LLC (f/k/a Renewable Funding, LLC)
AIC SPV Holdings II, LLC (4)	Preferred Equity - Preferred Stock	N/A	N/A	534,375 Shares	$534	$111	(15)(17)(24)
Renew Financial LLC (f/k/a Renewable Funding, LLC) (4)	Preferred Equity - Preferred Equity	N/A	N/A	1,000,000 Shares	1,000	1,960	(13)(17)(24)
	Preferred Equity - Series B Preferred Stock	N/A	N/A	1,505,868 Shares	8,343	—	(13)(24)
	Preferred Equity - Series D Preferred Stock	N/A	N/A	436,689 Shares	5,568	—	(13)(24)
	Common Equity - Common Stock	N/A	N/A	441,576 Shares	1,902	—	(13)(17)(24)
Renew JV LLC (4)	Common Equity - Membership Interests	N/A	N/A	360,302 Shares	360	428	(13)(17)(24)
					17,707	2,499
Solarplicity Group Limited (f/k/a AMP Solar UK)
Solarplicity UK Holdings Limited	First Lien Secured Debt	4.00%	03/08/23	£5,562	7,231	2,011	(11)(14)(17)
	Preferred Equity - Preferred Stock	N/A	N/A	4,286 Shares	5,623	—	(2)(13)(17)
	Common Equity - Ordinary Shares	N/A	N/A	2,825 Shares	4	—	(2)(13)(17)
					12,858	2,011
		Total Energy – Electricity			$30,565	$4,510

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (35)	Fair Value (1)(36)
Energy - Oil & Gas
Pelican
Pelican Energy, LLC (4)	Common Equity - Membership Interests	N/A	N/A	1,444 Shares	$12,271	$195	(13)(16)(17)(24)
Spotted Hawk
SHD Oil & Gas, LLC (5)	Common Equity - Series C Units	N/A	N/A	50,952,525 Shares	43,454	480	(13)(16)(24)
	Common Equity - Series A Units	N/A	N/A	7,600,000 Shares	1,411	—	(13)(16)(24)
					44,865	480
		Total Energy – Oil & Gas			$57,136	$675
Healthcare & Pharmaceuticals
83bar
83Bar, Inc.	First Lien Secured Debt	SOFR+575, 1.50% Floor	07/02/26	$3,445	$3,435	$3,385	(9)(31)
Akoya
Akoya Biosciences, Inc.	First Lien Secured Debt	SOFR+680, 2.50% Floor	11/01/27	22,500	19,113	19,125	(9)(23)(31)
Alcami
Alcami Corporation	First Lien Secured Debt	SOFR+700, 1.00% Floor	12/21/28	8,884	7,901	7,888	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+700, 1.00% Floor	12/21/28	1,096	(37)	(38)	(8)(9)(21)(23)
					7,864	7,850
Analogic
Analogic Corporation	First Lien Secured Debt	L+525, 1.00% Floor	06/22/24	17,667	17,563	17,579	(9)(28)
	First Lien Secured Debt - Revolver	L+525, 1.00% Floor	06/22/23	1,826	1,301	1,304	(9)(21)(23)(28)
					18,864	18,883
Carbon6
Carbon6 Technologies, Inc.	First Lien Secured Debt	SOFR+675, 1.00% Floor	08/01/27	12,500	2,489	2,413	(9)(23)(31)
	Preferred Equity - Preferred Equity	N/A	N/A	280,899 Shares	250	250	(9)(13)(24)
					2,739	2,663
Cato Research
LS Clinical Services Holdings, Inc.	First Lien Secured Debt	L+675, 1.00% Floor	12/16/27	12,961	12,702	12,610	(9)(28)
	First Lien Secured Debt - Revolver	L+675, 1.00% Floor	12/16/26	1,875	1,839	1,828	(9)(23)(28)
					14,541	14,438
Celerion
Celerion Buyer, Inc.	First Lien Secured Debt	SOFR+650, 0.75% Floor	11/05/29	9,340	7,795	7,828	(9)(21)(23)(32)
	First Lien Secured Debt - Revolver	SOFR+650, 0.75% Floor	11/03/28	639	(18)	(16)	(8)(9)(21)(23)
					7,777	7,812
Cerus
Cerus Corporation	First Lien Secured Debt	SOFR+545, 1.80% Floor	03/01/28	16,500	16,464	16,418	(9)(17)(31)
	First Lien Secured Debt	SOFR+650, 1.00% Floor	03/01/28	6,000	(30)	(30)	(8)(9)(17)(23)
	First Lien Secured Debt - Revolver	SOFR+375, 1.00% Floor	03/01/28	2,000	435	434	(9)(17)(21)(23) (31)
					16,869	16,822

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (35)	Fair Value (1)(36)
CNSI
CNSI Holdings, LLC	First Lien Secured Debt	SOFR+650, 0.50% Floor	12/17/28	17,955	17,370	17,327	(9)(32)
	First Lien Secured Debt - Revolver	SOFR+650, 0.50% Floor	12/17/27	2,000	(65)	(70)	(8)(9)(21)(23)
					17,305	17,257
Compass Health
Roscoe Medical, Inc	First Lien Secured Debt	SOFR+625, 1.00% Floor	09/30/24	7,525	7,254	7,149	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+625, 1.00% Floor	09/30/24	1,393	1,341	1,323	(9)(23)(31)
					8,595	8,472
EmpiRx
EmpiRx Health LLC	First Lien Secured Debt	SOFR+500, 1.00% Floor	08/05/27	8,977	8,842	8,910	(9)(32)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	08/05/27	909	(13)	(7)	(8)(9)(20)(21) (23)
					8,829	8,903
Forge Biologics
Forge Biologics, Inc.	First Lien Secured Debt	SOFR+675, 0.50% Floor	12/03/26	26,667	13,234	13,245	(9)(23)(31)
Gateway Services
Gateway US Holdings, Inc.	First Lien Secured Debt	SOFR+650, 0.75% Floor	09/22/26	9,657	9,510	9,448	(9)(21)(23)(32)
	First Lien Secured Debt - Revolver	SOFR+650, 0.75% Floor	09/22/26	304	164	162	(9)(21)(23)(32)
					9,674	9,610
Gossamer
GB001, Inc.	First Lien Secured Debt	SOFR+700, 2.00% Floor	01/01/25	4,258	4,264	4,259	(9)(17)(31)
	First Lien Secured Debt	L+700, 2.00% Floor	01/01/25	24,000	(77)	—	(9)(17)(23)
					4,187	4,259
Health & Safety Institute
HSI HALO Acquisition, Inc.	First Lien Secured Debt	SOFR+575, 1.00% Floor	08/31/26	16,225	16,046	15,709	(9)(31)
	First Lien Secured Debt	SOFR+625, 1.00% Floor	08/31/26	2,459	2,411	2,411	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+575, 1.00% Floor	09/02/25	813	674	663	(9)(21)(23)(31) (33)
	Common Equity - Common Stock	N/A	N/A	500 Shares	500	1,462	(9)(13)
HSI Halo Holdings, LLC	Common Equity - Common Stock	N/A	N/A	104 Shares	16	15	(9)(24)
	Unsecured Debt - Convertible Bond	10.00%	09/28/27	33	33	31	(9)
					19,680	20,291
IMA Group
IMA Group Management Company, LLC	First Lien Secured Debt	L+500, 1.00% Floor	05/30/24	12,576	12,505	12,513	(28)
	First Lien Secured Debt - Revolver	L+500, 1.00% Floor	05/30/24	289	173	172	(21)(23)(28)
					12,678	12,685

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (35)	Fair Value (1)(36)
KureSmart
Clearway Corporation (f/k/a NP/Clearway Holdings, Inc.)	Common Equity - Common Stock	N/A	N/A	133 Shares	133	224	(9)(13)
Kure Pain Holdings, Inc.	First Lien Secured Debt	SOFR+600, 1.00% Floor	08/27/25	21,436	21,305	21,213	(9)(31)
	First Lien Secured Debt - Revolver	L+500, 1.00% Floor	08/27/24	2,654	(16)	(18)	(8)(9)(21)(23)
					21,422	21,419
LucidHealth
Premier Imaging, LLC	First Lien Secured Debt	L+600, 1.00% Floor	01/02/25	12,399	7,982	7,907	(9)(21)(23)(26)
Mannkind Corporation
Mannkind Corporation	First Lien Secured Debt	SOFR+625, 1.00% Floor	08/01/25	13,867	13,814	13,859	(9)(31)
	Common Equity - Common Stock	N/A	N/A	334,226 Shares	76	1,370	(9)(10)(13)(17)
					13,890	15,229
Maxor National Pharmacy Services, LLC
Maxor National Pharmacy Services, LLC	First Lien Secured Debt	SOFR+675, 1.00% Floor	03/01/29	13,420	13,020	13,017	(9)(33)
	First Lien Secured Debt - Revolver	SOFR+675, 1.00% Floor	03/01/29	1,530	873	872	(9)(21)(23)(31) (33)
Maxor Topco, L.P.	Preferred Equity - Preferred Equity	N/A	N/A	50,000 Shares	50	50	(9)(13)(24)
					13,943	13,939
Medical Guardian
Medical Guardian, LLC	First Lien Secured Debt	L+650, 1.00% Floor	10/26/26	35,798	30,672	30,742	(9)(21)(23)(26)
	First Lien Secured Debt - Revolver	L+650, 1.00% Floor	10/26/26	3,810	607	640	(9)(21)(23)(26)
					31,279	31,382
Midwest Vision
Midwest Vision Partners Management, LLC	First Lien Secured Debt	SOFR+650, 1.00% Floor	01/12/27	24,041	21,285	21,022	(9)(21)(23)(32)
	First Lien Secured Debt - Revolver	SOFR+650, 1.00% Floor	01/12/27	612	604	596	(9)(23)(32)
					21,889	21,618
Orchard
Orchard Therapeutics PLC	First Lien Secured Debt	SOFR+595, 1.00% Floor	05/28/26	9,952	9,932	9,953	(9)(17)(31)
Ovation Fertility
FPG Services, LLC	First Lien Secured Debt	L+550, 1.00% Floor	06/13/25	18,879	14,742	14,855	(9)(21)(23)(26)
	First Lien Secured Debt - Revolver	P+450	06/13/24	632	625	629	(9)(21)(23)(25)
	First Lien Secured Debt - Revolver	L+550, 1.00% Floor	06/13/24	1,474	417	420	(9)(21)(23)(26)
					15,784	15,904
Paragon 28
Paragon 28, Inc.	First Lien Secured Debt	SOFR+600, 1.00% Floor	05/01/26	10,000	7,481	7,450	(9)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+375, 1.00% Floor	05/01/26	2,000	(9)	(10)	(8)(9)(21)(23)
					7,472	7,440

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (35)	Fair Value (1)(36)
Partner Therapeutics, Inc
Partner Therapeutics, Inc	Preferred Equity - Preferred Equity	N/A	N/A	55,556 Shares	333	629	(9)(13)
	Warrants - Warrants	N/A	N/A	73	389	461	(9)(13)
					722	1,090
PHS
PHS Buyer, Inc.	First Lien Secured Debt	SOFR+600, 1.00% Floor	01/31/27	24,862	24,538	23,992	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	01/31/27	2,000	960	930	(9)(21)(23)(31)
					25,498	24,922
RHA Health Services
Pace Health Companies, LLC	First Lien Secured Debt	SOFR+450, 1.00% Floor	08/02/24	3,758	3,737	3,739	(9)(32)
	First Lien Secured Debt - Revolver	L+450, 1.00% Floor	08/02/24	500	—	(3)	(8)(9)(20)(21) (23)
					3,737	3,736
Rigel Pharmaceuticals
Rigel Pharmaceuticals, Inc.	First Lien Secured Debt	SOFR+565, 1.50% Floor	09/01/26	18,000	17,996	17,957	(9)(31)
TELA Bio, Inc.
TELA Bio, Inc.	First Lien Secured Debt	SOFR+625, 1.00% Floor	05/01/27	16,667	13,277	13,333	(9)(23)(31)
TissueTech
TissueTech, Inc.	First Lien Secured Debt	SOFR+575, 1.00% Floor	04/01/27	17,500	12,199	12,250	(9)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+400, 1.00% Floor	04/01/27	1,000	(4)	—	(9)(21)(23)
					12,195	12,250
Treace
Treace Medical Concepts, Inc.	First Lien Secured Debt	SOFR+600, 1.00% Floor	04/01/27	35,000	14,522	14,408	(9)(17)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+400, 1.00% Floor	04/01/27	3,000	388	370	(9)(17)(21)(23) (31)
					14,910	14,778
Unchained Labs
Unchained Labs, LLC	First Lien Secured Debt	SOFR+550, 1.00% Floor	08/09/27	6,718	4,079	4,086	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+550, 1.00% Floor	08/09/27	726	(11)	(7)	(8)(9)(21)(23)
					4,068	4,079
ViewRay
ViewRay Inc.	First Lien Secured Debt	P+350	11/01/27	12,500	12,445	12,438	(9)(17)(25)
	First Lien Secured Debt	L+350, 0.00% Floor	11/01/27	4,167	(19)	(21)	(8)(9)(17)(23)
	First Lien Secured Debt - Revolver	P+050	11/01/27	750	211	210	(9)(17)(21)(23) (25)
					12,637	12,627
WellDyneRx, LLC
WelldyneRX, LLC	First Lien Secured Debt	SOFR+675, 0.75% Floor	03/09/27	17,896	17,586	17,447	(9)(32)
	First Lien Secured Debt - Revolver	SOFR+675, 0.75% Floor	03/09/26	1,923	(28)	(48)	(8)(9)(21)(23)
					17,558	17,399
		Total Healthcare & Pharmaceuticals			$451,575	$452,662

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (35)	Fair Value (1)(36)
High Tech Industries
Acronis AG
ACRONIS AG	First Lien Secured Debt	L+585, 1.00% Floor	04/01/27	$21,000	$20,944	$21,000	(9)(17)(26)
American Megatrends
AMI US Holdings Inc.	First Lien Secured Debt	SOFR+525, 1.00% Floor	04/01/25	21,209	21,056	21,103	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+525, 0.00% Floor	04/01/24	2,907	(12)	—	(9)(21)(23)
					21,044	21,103
BarTender
Sigma Buyer LLC	First Lien Secured Debt	SOFR+675, 0.75% Floor	01/04/28	6,000	5,825	5,820	(9)(33)
	First Lien Secured Debt - Revolver	SOFR+675, 0.75% Floor	01/04/28	1,500	(43)	(45)	(8)(9)(21)(23)
					5,782	5,775
Calero Holdings, Inc.
Telesoft Holdings, LLC	First Lien Secured Debt	L+575, 1.00% Floor	12/16/25	22,045	21,813	21,644	(26)(28)
	First Lien Secured Debt - Revolver	L+575, 1.00% Floor	12/16/25	2,273	204	185	(21)(23)(26)
					22,017	21,829
ChyronHego Corporation
ChyronHego Corporation (5)	First Lien Secured Debt	SOFR+350 Cash plus 1.50% PIK, 1.75% Floor	12/31/24	86,581	86,490	86,581	(32)
	First Lien Secured Debt	SOFR+1025 PIK, 1.75% Floor	12/31/24	2,866	2,806	2,866	(32)
	First Lien Secured Debt	SOFR+650 Cash plus 1.50% PIK, 1.00% Floor	12/31/24	2,019	1,915	2,019	(32)
	First Lien Secured Debt - Revolver	SOFR+500, 1.75% Floor	12/31/24	10,000	8,945	8,956	(21)(23)(32)
	Preferred Equity - Preferred Equity	N/A	N/A	7,800 Shares	6,000	23,390	(13)(24)
ChyronHego US Holding Corporation (5)	First Lien Secured Debt	SOFR+950, 1.75% Floor	12/31/24	5,000	2,911	3,010	(23)(32)
					109,067	126,822
Dairy.com
Momentx Corporation	First Lien Secured Debt	SOFR+575, 1.00% Floor	06/24/27	15,162	14,936	14,851	(9)(32)
	First Lien Secured Debt	SOFR+625, 1.00% Floor	06/24/27	1,367	1,339	1,361	(9)(32)
	First Lien Secured Debt - Revolver	SOFR+575, 1.00% Floor	06/24/27	1,257	(18)	(27)	(8)(9)(21)(23)
					16,257	16,185
Digital.ai
Digital.ai Software Holdings, Inc.	First Lien Secured Debt	SOFR+700, 1.00% Floor	02/10/27	22,129	21,709	21,576	(9)(32)
	First Lien Secured Debt - Revolver	SOFR+650, 1.00% Floor	02/10/27	2,419	518	492	(9)(21)(23)(32)
					22,227	22,068
GoHealth
Norvax, LLC	First Lien Secured Debt - Revolver	L+650, 1.00% Floor	09/13/24	3,182	(23)	—	(9)(21)(23)
International Cruise & Excursion Gallery, Inc.
International Cruise & Excursion Gallery, Inc.	First Lien Secured Debt	SOFR+535, 1.00% Floor	06/06/25	14,288	14,197	13,802	(31)

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (35)	Fair Value (1)(36)
Litify
Litify Holdings Inc.	Common Equity - Common Stock	N/A	N/A	83,330 Shares	83	83	(9)(13)(24)
Litify LLC	First Lien Secured Debt	SOFR+725, 1.00% Floor	02/03/29	11,667	11,328	11,317	(9)(32)
	First Lien Secured Debt - Revolver	SOFR+725, 1.00% Floor	02/03/29	833	(24)	(25)	(8)(9)(21)(23)
					11,387	11,375
Modern Campus
Destiny Solutions U.S., Inc.	First Lien Secured Debt	L+575, 1.00% Floor	06/08/26	25,573	25,139	25,062	(19)(26)
RMCF IV CIV XXXV, L.P.	Common Equity - Common Stock	N/A	N/A	482 Shares	1,000	1,571	(13)
					26,139	26,633
MYCOM
Magnate Holding Corp.	First Lien Secured Debt	SOFR+600, 0.50% Floor	12/16/24	18,998	18,937	18,821	(9)(17)(32)
	First Lien Secured Debt - Revolver	SOFR+600, 0.50% Floor	12/14/23	3,150	3,141	3,124	(9)(17)(23)(32)
					22,078	21,945
New Era Technology, Inc.
New Era Technology, Inc.	First Lien Secured Debt	L+625, 1.00% Floor	10/31/26	32,870	31,707	31,422	(9)(21)(23)(28)
	First Lien Secured Debt - Revolver	L+625, 1.00% Floor	10/30/26	1,732	1,274	1,260	(9)(21)(23)(28)
					32,981	32,682
Pro Vigil
Pro-Vigil Holding Company, LLC	First Lien Secured Debt	SOFR+850, 1.00% Floor	01/11/25	23,095	17,770	17,997	(9)(21)(23)(32) (33)
Schlesinger Group
Schlesinger Global, LLC	First Lien Secured Debt	SOFR+600 Cash plus 0.50% PIK, 1.00% Floor	07/12/25	10,283	10,168	10,194	(9)(31)
	First Lien Secured Debt	SOFR+785, 1.00% Floor	07/12/25	951	942	951	(9)(31)
					11,110	11,145
Simeio
Simeio Group Holdings, Inc.	First Lien Secured Debt	L+550, 1.00% Floor	02/02/26	8,178	8,119	7,933	(9)(26)
	First Lien Secured Debt - Revolver	L+550, 1.00% Floor	02/02/26	1,731	1,142	1,102	(9)(21)(23)(26)
					9,261	9,035
Sirsi Corporation
Sirsi Corporation	First Lien Secured Debt	L+450, 1.00% Floor	03/15/24	5,046	5,031	4,945	(9)(26)
	First Lien Secured Debt - Revolver	SOFR+450, 1.00% Floor	03/15/24	429	(1)	(9)	(8)(9)(21)(23)
					5,030	4,936
Springbrook
Springbrook Holding Company, LLC	First Lien Secured Debt	SOFR+585, 1.00% Floor	12/23/26	9,132	9,042	8,781	(33)
	First Lien Secured Debt	L+575, 1.00% Floor	12/23/26	5,058	4,989	4,863	(28)
	First Lien Secured Debt	SOFR+650, 1.00% Floor	12/23/26	2,349	2,319	2,311	(33)
	First Lien Secured Debt	SOFR+550, 1.00% Floor	12/23/26	1,578	1,566	1,517	(31)
	First Lien Secured Debt - Revolver	L+575, 1.00% Floor	12/23/26	1,463	(14)	(56)	(8)(21)(23)
					17,902	17,416

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (35)	Fair Value (1)(36)
Tax Slayer
MEP-TS Midco, LLC	First Lien Secured Debt	L+600, 1.00% Floor	12/31/26	13,244	13,046	12,912	(9)(26)
	First Lien Secured Debt - Revolver	L+600, 1.00% Floor	12/31/26	1,452	—	(36)	(8)(9)(21)(23)
					13,046	12,876
UpStack
Upstack Holdco Inc.	First Lien Secured Debt	SOFR+575, 1.00% Floor	08/20/27	31,630	30,996	30,918	(9)(33)
	First Lien Secured Debt - Revolver	L+550, 1.00% Floor	08/20/27	3,000	(61)	(67)	(8)(9)(20)(21) (23)
					30,935	30,851
		Total High Tech Industries			$429,151	$445,475
Hotel, Gaming, Leisure, Restaurants
Cave
Cave Enterprises Operations, LLC	First Lien Secured Debt	SOFR+650, 1.50% Floor	08/09/28	$10,000	$8,499	$8,493	(9)(23)(31)
Guernsey
Guernsey Holdings SDI LA LLC	First Lien Secured Debt	6.95%	11/18/26	1,912	1,898	1,779	(9)
	First Lien Secured Debt	L+595, 1.00% Floor	11/18/26	1,167	—	(6)	(8)(9)(23)
					1,898	1,773
PARS Group LLC
PARS Group LLC	First Lien Secured Debt	SOFR+675, 1.50% Floor	04/03/28	10,000	8,924	8,898	(9)(23)(31)
Taco Cabana
YTC Enterprises, LLC	First Lien Secured Debt	L+625, 1.00% Floor	08/16/26	9,754	9,667	9,559	(9)(26)
		Total Hotel, Gaming, Leisure, Restaurants			$28,988	$28,723
Insurance
High Street Insurance
High Street Buyer, Inc.	First Lien Secured Debt	SOFR+600, 0.75% Floor	04/14/28	$29,810	$29,390	$29,288	(9)(32)
	First Lien Secured Debt - Revolver	L+600, 0.75% Floor	04/16/27	2,203	(30)	(39)	(8)(9)(21)(23)
					29,360	29,249
PGM Holdings Corporation
Turbo Buyer, Inc.	First Lien Secured Debt	L+600, 1.00% Floor	12/02/25	19,034	18,814	18,654	(9)(28)
	First Lien Secured Debt - Revolver	L+575, 1.00% Floor	12/02/25	923	(10)	(18)	(8)(9)(21)(23)
					18,804	18,636
Relation Insurance
AQ Sunshine, Inc.	First Lien Secured Debt	SOFR+625, 1.00% Floor	04/15/25	34,507	34,102	34,213	(9)(32)
	First Lien Secured Debt - Revolver	SOFR+625, 1.00% Floor	04/15/24	1,785	1,607	1,605	(9)(20)(21)(23)(32)
					35,709	35,818
		Total Insurance			$83,873	$83,703

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (35)	Fair Value (1)(36)
Manufacturing, Capital Equipment
AVAD, LLC
Surf Opco, LLC	First Lien Secured Debt - Revolver	SOFR+400, 1.00% Floor	03/17/26	$16,667	$13,389	$13,296	(9)(16)(20)(21) (23)(31)
	Preferred Equity - Class P-1 Preferred	N/A	N/A	33,333 Shares	3,333	6,667	(9)(13)(16)
	Preferred Equity - Class P-2 Preferred	N/A	N/A	85,164 Shares	8,516	3,177	(9)(13)(16)
	Common Equity - Class A-1 Common	N/A	N/A	3,333 Shares	—	140	(9)(13)(16)
					25,238	23,280
Kauffman
Kauffman Holdco, LLC	Common Equity - Common Stock	N/A	N/A	250,000 Shares	250	230	(9)(13)
Kauffman Intermediate, LLC	First Lien Secured Debt	SOFR+575, 1.00% Floor	05/08/25	16,106	15,995	15,763	(9)(32)
	First Lien Secured Debt - Revolver	L+575, 1.00% Floor	05/08/25	1,243	(2)	(26)	(8)(9)(21)(23)
					16,243	15,967
MedPlast Holdings Inc.
Viant Medical Holdings, Inc. (fka MedPlast Holdings, Inc.)	Second Lien Secured Debt	L+775, 0.00% Floor	07/02/26	8,000	7,972	7,425	(26)
		Total Manufacturing, Capital Equipment			$49,453	$46,672
Media - Diversified & Production
Sonar Entertainment
Sonar Entertainment, Inc.	First Lien Secured Debt	L+760, 1.25% Floor	11/15/21	$738	$737	$576	(9)(11)(26)
	First Lien Secured Debt - Revolver	L+760, 1.25% Floor	11/15/21	563	521	439	(9)(11)(23)(26)
					1,258	1,015
		Total Media – Diversified & Production			$1,258	$1,015
Retail
IPS
SI Holdings, Inc.	First Lien Secured Debt	SOFR+600, 1.00% Floor	07/25/25	$30,688	$30,441	$30,421	(9)(33)
	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	07/25/24	3,413	1,398	1,396	(9)(21)(23)(33)
					31,839	31,817
		Total Retail			$31,839	$31,817
Telecommunications
Securus Technologies Holdings, Inc.
Securus Technologies Holdings, Inc.	Second Lien Secured Debt	L+825, 1.00% Floor	11/01/25	$7,128	$7,098	$5,845
		Total Telecommunications			$7,098	$5,845
Transportation - Cargo, Distribution
Beacon Mobility
Beacon Mobility Corp.	First Lien Secured Debt	SOFR+600, 1.00% Floor	05/22/24	$29,223	$29,023	$28,854	(9)(31)(32)
	First Lien Secured Debt	SOFR+610, 1.00% Floor	05/22/24	13,814	13,703	13,640	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	05/22/24	4,145	265	254	(9)(20)(21)(23)(31)
	First Lien Secured Debt - Revolver	4.00%	05/22/24	50,000	—	—	(9)(22)(23)
					42,991	42,748

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (35)	Fair Value (1)(36)
Heniff and Superior
Heniff Holdco, LLC	First Lien Secured Debt	SOFR+575, 1.00% Floor	12/03/26	29,909	29,547	29,461	(9)(32)
	First Lien Secured Debt - Revolver	SOFR+575, 1.00% Floor	12/03/24	3,925	745	752	(9)(20)(21)(23)(31)
					30,292	30,213
MSEA Tankers LLC
MSEA Tankers LLC (5)	Common Equity - Class A Units	N/A	N/A		19,397	3,692	(13)(17)(18)(24)
		Total Transportation – Cargo, Distribution			$92,680	$76,653
Utilities - Electric
Congruex
Congruex Group LLC	First Lien Secured Debt	SOFR+575, 0.75% Floor	05/03/29	$14,888	$14,562	$14,553	(9)(32)
		Total Utilities – Electric			$14,562	$14,553
Wholesale
Banner Solutions
Banner Buyer, LLC	First Lien Secured Debt	SOFR+575, 1.00% Floor	10/31/25	$15,142	$15,024	$15,018	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+575, 0.00% Floor	10/31/25	1,935	370	371	(9)(21)(23)(31)
Banner Parent Holdings, Inc.	Common Equity - Common Stock	N/A	N/A	6,125 Shares	613	665	(9)(13)
					16,007	16,054
Thomas Scientific
BSP-TS, LP	Common Equity - Common Stock	N/A	N/A	185 Shares	185	195	(9)(13)
Thomas Scientific, LLC	First Lien Secured Debt	SOFR+625, 1.00% Floor	12/14/27	31,493	30,991	31,010	(9)(32)
	First Lien Secured Debt - Revolver	L+550, 1.00% Floor	12/14/27	2,963	(47)	(45)	(8)(9)(21)(23)
					31,129	31,160
		Total Wholesale			$47,136	$47,214
Total Investments before Cash Equivalents					$2,591,761	$2,385,211
J.P. Morgan U.S. Government Money Market Fund		N/A	N/A	7,092	$7,092	$7,092	(34)
Goldman Sachs Financial Square Government Fund		N/A	N/A	55,146	$55,146	$55,146	(34)
Total Investments after Cash Equivalents					$2,653,999	$2,447,449	(6)(7)

(1)
Fair value is determined in good faith subject to the oversight of the Board of Directors of the Company (See Note 2 to the financial statements).
(2)
Preferred and ordinary shares in Solarplicity UK Holdings Limited are GBP denominated equity investments. Common shares in 1244311 B.C. Ltd. are CAD denominated equity investments.
(3)
Denotes investments in which the Company owns greater than 25% of the equity, where the governing documents of each entity preclude the Company from exercising a controlling influence over the management or policies of such entity. The Company does not have the right to elect or appoint more than 25% of the directors or another party has the right to elect or appoint more directors than the Company and has the right to appoint certain members of senior management. Therefore, the Company has determined that these entities are not controlled affiliates. As of March 31, 2023, we had a 100% equity ownership interest in Golden Bear 2016-R, LLC, a collateralized loan obligation.

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2023

(In thousands, except share data)

(4)
Denotes investments in which we are an “Affiliated Person,” as defined in the 1940 Act, due to holding the power to vote or owning 5% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of December 31, 2022 and March 31, 2023 along with transactions during the three months ended March 31, 2023 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2022	Gross Additions ●	Gross Reductions ■	Net Change in Unrealized Gains (Losses)	Fair Value at March 31, 2023	Net Realized Gains (Losses)	Interest/ Dividend/ Other Income
1244311 B.C. Ltd., Common Stock	$339	$—	$—	$467	$806	$—	$—
1244311 B.C. Ltd., Term Loan	3,830	25	—	66	3,921	—	98
AIC SPV Holdings II, LLC, Preferred Equity	74	—	—	37	111	—	—
Carbonfree Chemicals Holdings LLC, Common Stock	20,202	—	—	(724)	19,478	—	—
FC2 LLC, Term Loan	12,500	—	—	—	12,500	—	200
FC2 LLC, Common Stock	—	—	—	—	—	—	—
Golden Bear 2016-R, LLC, Membership Interests	9,413	106	—	1,383	10,902	—	—
GSC Technologies Inc., Term Loan	177	2	(8)	4	175	—	7
Pelican Energy, LLC, Common Stock	195	—	—	(0)	195	—	—
Renew Financial LLC (f/k/a Renewable Funding, LLC), Series B Preferred Stock	—	—	—	—	—	—	—
Renew Financial LLC (f/k/a Renewable Funding, LLC), Series D Preferred Stock	—	—	—	—	—	—	—
Renew Financial LLC (f/k/a Renewable Funding, LLC), Series E Preferred Stock	—	—	—	—	—	—	—
Renew Financial LLC (f/k/a Renewable Funding, LLC), Preferred Equity	1,961	—	—	(1)	1,960	—	—
Renew Financial LLC (f/k/a Renewable Funding, LLC), Common Stock	—	—	—	—	—	—	—
Renew JV LLC, Membership Interests	449	—	(23)	2	428	—	—
	$49,141	$133	$(31)	$1,233	$50,476	$—	$305

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

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2023

(In thousands, except share data)

(5)
Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Fair value as of December 31, 2022 and March 31, 2023 along with transactions during the three months ended March 31, 2023 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2022	Gross Additions ●	Gross Reductions ■	Net Change in Unrealized Gains (Losses)	Fair Value at March 31, 2023	Net Realized Gains (Losses)	Interest/ Dividend/ Other Income
Majority Owned Company
ChyronHego Corporation, Preferred Equity	$22,500	$—	$—	$890	$23,390	$—	$—
ChyronHego Corporation, Revolver	8,956	—	—	—	8,956	—	216
ChyronHego Corporation, Term Loan	91,042	626	—	(202)	91,466	—	2,420
ChyronHego US Holding Corporation, Term Loan	—	2,912	—	98	3,010	—	372
Merx Aviation Finance, LLC, Letter of Credit	—	—	—	—	—	—	—
Merx Aviation Finance, LLC, Membership Interests	111,446	—	—	1,193	112,639	—	—
Merx Aviation Finance, LLC, Revolver	150,000	—	(65,425)	—	84,575	—	2,159
MSEA Tankers LLC, Class A Units	4,256	—	—	(564)	3,692	—	—
Controlled Company		—	—		—		—
SHD Oil & Gas, LLC, Series C Units	580	—	—	(100)	480	—	—
SHD Oil & Gas, LLC, Series A Units	—	—	—	—	—	—	—
	$388,780	$3,538	$(65,425)	$1,315	$328,208	$—	$5,167

____________________

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

As of March 31, 2023, the Company had a 87%, 100%, 98% and 38% equity ownership interest in ChyronHego Corporation; Merx Aviation Finance, LLC; MSEA Tankers, LLC; and SHD Oil & Gas, LLC (f/k/a Spotted Hawk Development LLC), respectively.

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2023

(In thousands, except share data)

(6)
Aggregate gross unrealized gain and loss for federal income tax purposes is $58,194 and $278,683, respectively. Net unrealized loss is $220,683 based on a tax cost of $2,668,132.
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
(11)
These investments have a maturity date prior to the end of the current period. Sonar Entertainment is expected to be paid down in a series of payments subsequent to the stated maturity date. Additional proceeds are expected from Crown Automotive and Solarplicity Group after the resolution of bankruptcy proceedings, or other corporate actions, at each respective issuer.
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
(17)
Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of March 31, 2023, non-qualifying assets represented approximately 7.60% of the total assets of the Company.
(18)
As of March 31, 2023, MSEA Tankers, LLC had various classes of limited liability interests outstanding of which the Company holds Class A-1 and Class A-2 units which are identical except that Class A-1 unit is voting and Class A-2 unit is non-voting. The units entitle the Company to appoint two out of three managers to the board of managers.
(19)
In addition to the interest earned based on the stated rate of this loan, the Company may be entitled to receive additional interest as a result of its arrangement with other lenders in a syndication.
(20)
As of March 31, 2023, there were letters of credit issued and outstanding through the Company under this first lien senior secured revolving loan.
(21)
The undrawn portion of these committed revolvers and delayed draw term loans includes a commitment and unused fee rate.
(22)
A letter of credit associated with this investment has been issued through the Company’s Senior Secured Facility. In the event of draw of funds the related funding would be pro-rated for all existing lenders in the investment.

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2023

(In thousands, except share data)

(23)
As of March 31, 2023, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 8 to the financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit **	Undrawn Commitment
A&V Holdings Midco, LLC	$1,505	$452	$—	$1,053
AMI US Holdings Inc.	2,907	—	—	2,907
AQ Sunshine, Inc.	1,785	1,614	23	148
Activ Software Holdings, LLC	2,407	—	—	2,407
Akoya Biosciences, Inc.	3,375	—	—	3,375
Alcami Corporation	1,781	—	—	1,781
Alpinex Opco, LLC	1,489	596	—	893
Analogic Corporation	1,826	1,304	—	522
Banner Buyer, LLC	1,935	387	—	1,548
Beacon Mobility Corp.	54,145	306	47,137	6,702
Berner Food & Beverage, LLC	2,881	1,585	—	1,296
CNSI Holdings, LLC	2,000	—	—	2,000
Carbon6 Technologies, Inc.	10,000	—	—	10,000
Cave Enterprises Operations, LLC	1,333	—	—	1,333
Celerion Buyer, Inc.	1,918	—	—	1,918
Cerus Corporation	8,000	439	—	7,561
ChyronHego Corporation	10,000	8,956	—	1,044
ChyronHego US Holding Corporation	1,990	—	—	1,990
Club Car Wash Operating, LLC	4,327	—	—	4,327
Compu-Link Corporation	2,273	—	—	2,273
Digital.ai Software Holdings, Inc.	2,419	565	—	1,854
EHL Merger Sub, LLC	4,155	—	—	4,155
Eagle Purchaser, Inc.	1,579	132	—	1,447
Eldrickco Limited*	4,968	439	—	4,529
EmpiRx Health LLC	909	—	227	682
FPG Services, LLC	6,093	1,053	—	5,040
Forge Biologics, Inc.	13,333	—	—	13,333
GB001, Inc.	24,000	—	—	24,000
Gabriel Partners, LLC	665	133	—	532
Gateway US Holdings, Inc.	368	167	—	201
Go Car Wash Management Corp.	15,637	—	—	15,637
Graffiti Buyer, Inc.	3,252	766	—	2,486
Guernsey Holdings SDI LA LLC	1,167	—	—	1,167
Gutter Buyer, Inc.	2,727	2,584	143	—
HRO (Hero Digital) Holdings, LLC	10,213	2,519	31	7,663
HSI HALO Acquisition, Inc.	813	677	—	136
Health Management Associates Superholdings, Inc.	996	—	—	996
Heniff Holdco, LLC	3,925	772	219	2,934
High Street Buyer, Inc.	2,203	—	—	2,203
Hive Intermediate, LLC	2,326	623	—	1,703
HomeRenew Buyer, Inc.	4,576	979	—	3,597
IMA Group Management Company, LLC	289	173	—	116
JF Acquisition, LLC	1,569	1,381	—	188
Jacent Strategic Merchandising	3,500	3,457	—	43
KDC US Holdings	6,020	781	33	5,206
KL Charlie Acquisition Company	2,242	549	—	1,693
Kauffman Intermediate, LLC	1,243	—	—	1,243
Kure Pain Holdings, Inc.	2,654	—	—	2,654
LS Clinical Services Holdings, Inc.	1,875	1,875	—	—
Lash OpCo, LLC	1,612	1,151	—	461
LendingPoint LLC	8,333	4,167	—	4,166
Lifelong Learner Holdings, LLC	2,985	2,982	—	3

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2023

(In thousands, except share data)

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit **	Undrawn Commitment
Litify LLC	833	—	—	833
MEP-TS Midco, LLC	1,452	—	—	1,452
Magnate Holding Corp.	3,150	3,150	—	—
Marlin DTC-LS Midco 2, LLC	685	—	—	685
Maxor National Pharmacy Services, LLC	1,530	918	—	612
Medical Guardian, LLC	8,571	648	—	7,923
Merx Aviation Finance, LLC	89,252	84,575	4,677	—
Midwest Vision Partners Management, LLC	3,029	612	—	2,417
Momentx Corporation	1,257	—	—	1,257
Naviga Inc. (fka Newscycle Solutions, Inc.)	500	444	—	56
New Era Technology, Inc.	2,440	1,299	—	1,141
Norvax, LLC	3,182	—	—	3,182
PARS Group LLC	952	—	—	952
PHS Buyer, Inc.	2,000	1,000	—	1,000
Pace Health Companies, LLC	500	—	118	382
Paladone Group Bidco Limited	3,295	—	—	3,295
Paladone Group Bidco Limited*	436	—	—	436
Paragon 28, Inc.	4,500	—	—	4,500
Pavement Partners Interco, LLC	2,387	314	—	2,073
Precision Refrigeration & Air Conditioning LLC	1,705	568	—	1,137
Premier Imaging, LLC	4,305	—	—	4,305
Pro-Vigil Holding Company, LLC	4,933	—	—	4,933
Project Comfort Buyer, Inc.	3,462	—	—	3,462
Protein For Pets Opco, LLC	2,219	—	—	2,219
Purchasing Power Funding I, LLC	9,113	3,378	—	5,735
RHI Acquisition LLC	3,808	—	—	3,808
Roscoe Medical, Inc	1,393	1,393	—	—
SI Holdings, Inc.	3,413	1,416	—	1,997
Shelby 2021 Holdings Corp.	1,332	—	—	1,332
Sigma Buyer LLC	1,500	—	—	1,500
Simeio Group Holdings, Inc.	1,731	1,154	—	577
Sirsi Corporation	429	—	—	429
Sonar Entertainment, Inc.	563	563	—	—
Springbrook Holding Company, LLC	1,463	—	—	1,463
Surf Opco, LLC	16,667	13,389	1,000	2,278
TELA Bio, Inc.	3,333	—	—	3,333
TGG TS Acquisition Company	1,750	—	—	1,750
THLP CO. LLC	4,494	3,214	79	1,201
Telesoft Holdings, LLC	2,273	227	—	2,046
Thomas Scientific, LLC	2,963	—	—	2,963
TissueTech, Inc.	6,250	—	—	6,250
Treace Medical Concepts, Inc.	23,417	400	—	23,017
Trench Plate Rental Co.	1,818	482	106	1,230
Truck-Lite Co., LLC	3,052	—	95	2,957
Turbo Buyer, Inc.	923	—	—	923
U.S. Auto Finance, Inc.	23,773	12,687	—	11,086
USLS Acquisition, Inc.	1,608	1,045	79	484
Ultimate Baked Goods Midco LLC	3,243	405	385	2,453
Unchained Labs, LLC	3,290	—	—	3,290
Upstack Holdco Inc.	3,000	—	110	2,890
ViewRay Inc.	4,917	214	—	4,703
WelldyneRX, LLC	1,923	—	—	1,923
Westfall Technik, Inc.	2,039	2,039	—	—
Wildcat BuyerCo, Inc.	725	116	30	579
Yak Access LLC	5,000	1,250	—	3,750
Total Commitments	$544,301	$180,464	$54,492	$309,345

* These investments are in a foreign currency and the total commitment has been converted to USD using the March 31, 2023 exchange rate.

** For all letters of credit issued and outstanding on March 31, 2023, $13,750 will expire in 2023 and $40,742 will expire in 2024.

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2023

(In thousands, except share data)

(24)
Securities that are exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2023, the aggregate fair value of these securities is $166,363 or 17% of the Company's net assets. The acquisition dates of the restricted securities are as follows:

Issuer	Investment Type	Acquisition Date
1244311 B.C. Ltd.	Common Equity - Common Stock	9/30/2020
AIC SPV Holdings II, LLC	Preferred Equity - Preferred Stock	6/1/2017
Carbon6 Technologies, Inc.	Preferred Equity - Preferred Equity	8/22/2022
Carbonfree Chemicals Holdings LLC	Common Equity - Common Equity / Interest	11/19/2019
ChyronHego Corporation	Preferred Equity - Preferred Equity	12/29/2020
FC2 LLC	Common Equity - Common Stock	10/14/2022
Greylock Holdings LLC	Common Equity - Common Stock	3/16/2023
HSI Halo Holdings, LLC	Common Equity - Common Stock	11/9/2022
K&N Holdco, LLC	Common Equity - Common Stock	2/14/2023
Litify Holdings Inc.	Common Equity - Common Stock	2/3/2023
Maxor Topco, L.P.	Preferred Equity - Preferred Equity	3/1/2023
Merx Aviation Finance, LLC	Common Equity - Membership Interests	5/22/2013
MSEA Tankers LLC	Common Equity - Class A Units	12/12/2014
Pelican Energy, LLC	Common Equity - Membership Interests	3/28/2012
Project Comfort Buyer, Inc.	Preferred Equity - Preferred Equity	5/16/2022
Renew Financial LLC (f/k/a Renewable Funding, LLC)	Preferred Equity - Preferred Equity	7/12/2022
Renew Financial LLC (f/k/a Renewable Funding, LLC)	Preferred Equity - Series B Preferred Stock	4/9/2014
Renew Financial LLC (f/k/a Renewable Funding, LLC)	Preferred Equity - Series D Preferred Stock	10/1/2015
Renew Financial LLC (f/k/a Renewable Funding, LLC)	Common Equity - Common Stock	12/23/2020
Renew JV LLC	Common Equity - Membership Interests	3/20/2017
SHD Oil & Gas, LLC	Common Equity - Series C Units	12/27/2012
SHD Oil & Gas, LLC	Common Equity - Series C Units	11/18/2016
Trench Safety Solutions Holdings, LLC	Common Equity - Common Stock	4/29/2022
Wm. Bolthouse Farms, Inc.	Common Equity - Equity Interests	7/28/2022
(25)
The interest rate on these loans is subject to Prime, which as of March 31, 2023 was 8.00%
(26)
The interest rate on these loans is subject to 1 month LIBOR, which as of March 31, 2023 was 4.86%
(27)
The interest rate on these loans is subject to SONIA, which as of March 31, 2023 was 4.18%
(28)
The interest rate on these loans is subject to 3 months LIBOR, which as of March 31, 2023 was 5.19%
(29)
The interest rate on these loans is subject to 6 months LIBOR, which as of March 31, 2023 was 5.31%
(30)
The interest rate on these loans is subject to 12 months LIBOR, which as of March 31, 2023 was 5.31%
(31)
The interest rate on these loans is subject to 1 month SOFR, which as of March 31, 2023 was 4.80%
(32)
The interest rate on these loans is subject to 3 months SOFR, which as of March 31, 2023 was 4.91%
(33)
The interest rate on these loans is subject to 6 months SOFR, which as of March 31, 2023 was 4.90%
(34)
This security is included in the Cash and Cash Equivalents on the Statements of Assets and Liabilities

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2023

(In thousands, except share data)

(35)
The following shows the composition of the Company’s portfolio at cost by control designation, investment type and industry as of March 31, 2023:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Non-Controlled / Non-Affiliated Investments
Advertising, Printing & Publishing	$45,822	$—	$—	$—	$—	$432	$—	$46,254
Automotive	59,854	—	—	—	—	23,971	—	83,825
Aviation and Consumer Transport	13,487	—	—	—	—	—	—	13,487
Beverage, Food & Tobacco	102,731	—	—	—	448	1,409	—	104,588
Business Services	220,222	67,114	—	—	89	1,971	—	289,396
Chemicals, Plastics & Rubber	23,149	—	—	—	—	—	—	23,149
Construction & Building	42,484	—	—	—	—	500	—	42,984
Consumer Goods – Durable	17,881	—	—	—	—	107	—	17,988
Consumer Goods – Non-durable	72,648	—	—	—	492	2,135	—	75,275
Consumer Services	175,203	—	—	—	—	—	—	175,203
Diversified Investment Vehicles, Banking, Finance, Real Estate	35,255	—	—	—	—	100	—	35,355
Education	36,437	—	—	—	—	—	—	36,437
Energy – Electricity	7,231	—	—	—	5,623	4	—	12,858
Healthcare & Pharmaceuticals	449,795	—	33	—	633	725	389	451,575
High Tech Industries	319,000	—	—	—	—	1,083	—	320,083
Hotel, Gaming, Leisure, Restaurants	28,988	—	—	—	—	—	—	28,988
Insurance	83,873	—	—	—	—	—	—	83,873
Manufacturing, Capital Equipment	29,382	7,973	—	—	11,849	249	—	49,453
Media – Diversified & Production	1,258	—	—	—	—	—	—	1,258
Retail	31,839	—	—	—	—	—	—	31,839
Telecommunications	—	7,098	—	—	—	—	—	7,098
Transportation – Cargo, Distribution	73,283	—	—	—	—	—	—	73,283
Utilities – Electric	14,562	—	—	—	—	—	—	14,562
Wholesale	46,338	—	—	—	—	798	—	47,136
Total Non-Controlled / Non-Affiliated Investments	$1,930,722	$82,185	$33	$—	$19,134	$33,484	$389	$2,065,947
Non-Controlled / Affiliated Investments
Chemicals, Plastics & Rubber	$12,501	$—	$—	$—	$—	$56,505	$—	$69,006
Consumer Goods – Durable	4,322	—	—	—	—	1,000	—	5,322
Diversified Investment Vehicles, Banking, Finance, Real Estate	—	—	—	17,103	—	—	—	17,103
Energy – Electricity	—	—	—	—	15,445	2,262	—	17,707
Energy – Oil & Gas	—	—	—	—	—	12,271	—	12,271
Total Non-Controlled / Affiliated Investments	$16,823	$—	$—	$17,103	$15,445	$72,038	$—	$121,409
Controlled Investments
Aviation and Consumer Transport	$84,575	$—	$—	$—	$—	$146,500	$—	$231,075
Energy – Oil & Gas	—	—	—	—	—	44,865	—	44,865
High Tech Industries	103,067	—	—	—	6,001	—	—	109,068
Transportation – Cargo, Distribution	—	—	—	—	—	19,397	—	19,397
Total Controlled Investments	$187,642	$—	$—	$—	$6,001	$210,762	$—	$404,405
Total	$2,135,187	$82,185	$33	$17,103	$40,580	$316,284	$389	$2,591,761

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2023

(In thousands, except share data)

(36)
The following shows the composition of the Company’s portfolio at fair value by control designation, investment type and industry as of March 31, 2023:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total	% of Net Assets
Non-Controlled / Non-Affiliated Investments
Advertising, Printing & Publishing	$45,068	$—	$—	$—	$—	$482	$—	$45,550	4.59%
Automotive	58,557	—	—	—	—	1,826	—	60,383	6.08%
Aviation and Consumer Transport	13,493	—	—	—	—	—	—	13,493	1.36%
Beverage, Food & Tobacco	100,839	—	—	—	220	2,241	—	103,300	10.40%
Business Services	217,566	55,855	—	—	89	2,895	—	276,405	27.83%
Chemicals, Plastics & Rubber	22,755	—	—	—	—	—	—	22,755	2.29%
Construction & Building	41,771	—	—	—	—	149	—	41,920	4.22%
Consumer Goods – Durable	18,005	—	—	—	—	541	—	18,546	1.87%
Consumer Goods – Non-durable	72,384	233	—	—	69	1,146	—	73,832	7.43%
Consumer Services	172,520	—	—	—	—	—	—	172,520	17.37%
Diversified Investment Vehicles, Banking, Finance, Real Estate	35,197	—	—	—	—	100	—	35,297	3.55%
Education	36,697	—	—	—	—	—	—	36,697	3.69%
Energy – Electricity	2,011	—	—	—	—	—	—	2,011	0.20%
Healthcare & Pharmaceuticals	448,170	—	31	—	929	3,071	461	452,662	45.57%
High Tech Industries	316,999	—	—	—	—	1,654	—	318,653	32.08%
Hotel, Gaming, Leisure, Restaurants	28,723	—	—	—	—	—	—	28,723	2.89%
Insurance	83,703	—	—	—	—	—	—	83,703	8.43%
Manufacturing, Capital Equipment	29,033	7,425	—	—	9,844	370	—	46,672	4.70%
Media – Diversified & Production	1,015	—	—	—	—	—	—	1,015	0.10%
Retail	31,817	—	—	—	—	—	—	31,817	3.20%
Telecommunications	—	5,845	—	—	—	—	—	5,845	0.59%
Transportation – Cargo, Distribution	72,961	—	—	—	—	—	—	72,961	7.34%
Utilities – Electric	14,553	—	—	—	—	—	—	14,553	1.47%
Wholesale	46,354	—	—	—	—	860	—	47,214	4.75%
Total Non-Controlled / Non-Affiliated Investments	$1,910,191	$69,358	$31	$—	$11,151	$15,335	$461	$2,006,527	201.99%
% of Net Assets	192.29%	6.98%	0.00%	0.00%	1.12%	1.54%	0.05%	201.99%
Non-Controlled / Affiliated Investments
Chemicals, Plastics & Rubber	$12,500	$—	$—	$—	$—	$19,478	$—	$31,978	3.22%
Consumer Goods – Durable	4,096	—	—	—	—	806	—	4,902	0.49%
Diversified Investment Vehicles, Banking, Finance, Real Estate	—	—	—	10,902	—	—	—	10,902	1.10%
Energy – Electricity	—	—	—	—	2,071	428	—	2,499	0.25%
Energy – Oil & Gas	—	—	—	—	—	195	—	195	0.02%
Total Non-Controlled / Affiliated Investments	$16,596	$—	$—	$10,902	$2,071	$20,907	$—	$50,476	5.08%
% of Net Assets	1.67%	0.00%	0.00%	1.10%	0.21%	2.10%	0.00%	5.08%

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2023

(In thousands, except share data)

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total	% of Net Assets
Controlled Investments
Aviation and Consumer Transport	$84,575	$—	$—	$—	$—	$112,639	$—	$197,214	19.85%
Energy – Oil & Gas	—	—	—	—	—	480	—	480	0.05%
High Tech Industries	103,432	—	—	—	23,390	—	—	126,822	12.77%
Transportation – Cargo, Distribution	—	—	—	—	—	3,692	—	3,692	0.37%
Total Controlled Investments	$188,007	$—	$—	$—	$23,390	$116,811	$—	$328,208	33.04%
% of Net Assets	18.93%	0.00%	0.00%	0.00%	2.35%	11.76%	0.00%	33.04%
Total	$2,114,794	$69,358	$31	$10,902	$36,612	$153,053	$461	$2,385,211	240.11%
% of Net Assets	212.89%	6.98%	0.00%	1.10%	3.69%	15.41%	0.05%	240.11%

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2023

(In thousands, except share data)

Industry Classification	Percentage of Total Investments (at Fair Value) as of March 31, 2023
Healthcare & Pharmaceuticals	19.0%
High Tech Industries	18.7%
Business Services	11.6%
Aviation and Consumer Transport	8.8%
Consumer Services	7.2%
Beverage, Food & Tobacco	4.3%
Insurance	3.5%
Transportation – Cargo, Distribution	3.2%
Consumer Goods – Non-durable	3.1%
Automotive	2.5%
Chemicals, Plastics & Rubber	2.3%
Wholesale	2.0%
Diversified Investment Vehicles, Banking, Finance, Real Estate	1.9%
Manufacturing, Capital Equipment	1.9%
Advertising, Printing & Publishing	1.9%
Education	1.8%
Construction & Building	1.8%
Retail	1.3%
Hotel, Gaming, Leisure, Restaurants	1.2%
Consumer Goods – Durable	1.0%
Utilities – Electric	0.6%
Telecommunications	0.2%
Energy – Electricity	0.2%
Media – Diversified & Production	0.0%
Energy – Oil & Gas	0.0%
Total Investments	100.0%

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

(25)
The interest rate on these loans is subject to Prime, which as of December 31, 2022 was 7.50%
(26)
The interest rate on these loans is subject to 1 month LIBOR, which as of December 31, 2022 was 4.39%
(27)
The interest rate on these loans is subject to SONIA, which as of December 31, 2022 was 3.43%
(28)
The interest rate on these loans is subject to 3 months LIBOR, which as of December 31, 2022 was 4.77%
(29)
The interest rate on these loans is subject to 6 months LIBOR, which as of December 31, 2022 was 5.14%
(30)
The interest rate on these loans is subject to 12 months LIBOR, which as of December 31, 2022 was 5.48%
(31)
The interest rate on these loans is subject to 1 month SOFR, which as of December 31, 2022 was 4.36%
(32)
The interest rate on these loans is subject to 3 months SOFR, which as of December 31, 2022 was 4.59%
(33)
The interest rate on these loans is subject to 6 months SOFR, which as of December 31, 2022 was 4.78%

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

Note 1. Organization

MidCap Financial Investment Corporation (the “Company,” “MFIC,” “we,” “us,” or “our”), a Maryland corporation incorporated on February 2, 2004, is a closed-end, externally managed, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We commenced operations on April 8, 2004 receiving net proceeds of $870,000 from our initial public offering by selling 62 million shares of common stock at a price of $15.00 per share (20.7 million shares at a price of $45.00 per share adjusted for the one-for-three reverse stock split). Since then, and through March 31, 2023, we have raised approximately $2,240,067 in net proceeds from additional offerings of common stock and repurchased common stock for $245,810.

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

These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in our Transition Report on Form 10-KT for the nine months ended December 31, 2022.

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

Cash and cash equivalents are carried at cost which approximates fair value. Cash and cash equivalents held as of March 31, 2023 was $69,676. Cash and cash equivalents held as of December 31, 2022 was $84,713.

Collateral on Option Contracts

Collateral on option contracts represents restricted cash held by our counterparty as collateral against our derivative instruments until such contracts mature or are settled upon per agreement of buyer and seller of the contract. In accordance with ASC 230, Statement of Cash Flows, the Statements of Cash Flows outline the changes in cash, including both restricted and unrestricted cash, cash equivalents and foreign currencies. As of and for the periods ended March 31, 2023 and December 31, 2022 the Company did not hold any derivative contracts.

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

(In thousands, except share and per share data)

Investments determined by these valuation procedures which have a fair value of less than $1 million during the prior fiscal quarter may be valued based on inputs identified by the Investment Adviser without the necessity of obtaining valuation from an independent valuation firm, if once annually an independent valuation firm using the procedures described herein provides an independent assessment of value. Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. During the three months ended March 31, 2023, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

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

As of and for the periods ended March 31, 2023 and December 31, 2022, the Company did not hold any derivative contracts.

Offsetting Assets and Liabilities

The Company has elected not to offset cash collateral against the fair value of derivative contracts. The fair values of these derivatives are presented on a gross basis, even when derivatives are subject to master netting agreements.

As of and for the periods ended March 31, 2023 and December 31, 2022, the Company did not hold any derivative contracts.

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

Federal and State Income Taxes

We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must (among other requirements) meet certain source-of-income and asset diversification requirements and timely distribute to its stockholders at least 90% of its investment company taxable income as defined by the Code, for each year. The Company (among other requirements) has made and intends to continue to make the requisite distributions to its stockholders, which will generally relieve the Company from corporate-level income taxes. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to stockholders through March 31, 2023 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ending December 31, 2023. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividend and distributions and other permanent book and tax difference are reclassified to paid-in capital.

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

(In thousands, except share and per share data)

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the financial statements. As of March 31, 2023, there were no uncertain tax positions and no amounts accrued for interest or penalties. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal.

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

(In thousands, except share and per share data)

Base Management Fee

The base management fee is calculated at an annual rate of 1.75% (0.4375% per quarter) of the Company's net asset value as of the final business day of the prior calendar quarter; provided, however, that the base management fee shall not be greater than 1.50% (0.375% per quarter) of the lesser of (i) the average of the value of the Company's gross assets (excluding cash or cash equivalents but including other assets purchased with borrowed amounts) at the end of each of the two most recently completed calendar quarters and (ii) the average monthly value (measured as of the last day of each month) of the Company's gross assets (excluding cash or cash equivalents but including other assets purchased with borrowed amounts) during the most recently completed calendar quarter. The base management fee is payable quarterly in arrears. The value of the Company's gross assets is calculated in accordance with the Company's valuation procedures.

For the period from April 1, 2018 to December 31, 2022, the base management fee was calculated initially at an annual rate of 1.50% (0.375% per quarter) of the lesser of (i) the average of the value of the Company’s gross assets (excluding cash or cash equivalents but including other assets purchased with borrowed amounts) at the end of each of the two most recently completed calendar quarters and (ii) the average monthly value (measured as of the last day of each month) of the Company’s gross assets (excluding cash or cash equivalents but including other assets purchased with borrowed amounts) during the most recently completed calendar quarter; provided, however, in each case, the base management fee was calculated at an annual rate of 1.00% (0.250% per quarter) of the average of the value of the Company’s gross assets (excluding cash or cash equivalents but including other assets purchased with borrowed amounts) that exceeds the product of (A) 200% and (B) the value of the Company’s net asset value at the end of the prior calendar quarter. The base management fee was payable quarterly in arrears. The value of the Company’s gross assets was calculated in accordance with the Company's valuation procedures.

Performance-based Incentive Fee

The incentive fee (the “Incentive Fee”) consists of two components that are determined independent of each other, with the result that one component may be payable even if the other is not. A portion of the Incentive Fee is based on income and a portion is based on capital gains, each as described below:

(i) Incentive Fee on Pre-Incentive Fee Net Income - effective January 1, 2023

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

The preferred return amount is determined on a quarterly basis, and is calculated by summing the amounts obtained by multiplying 1.75% by the Company’s net asset value at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. The preferred return amount is calculated after making appropriate adjustments to the Company’s net asset value at the beginning of each applicable calendar quarter for Company capital issuances and distributions during the applicable calendar quarter.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

(In thousands, except share and per share data)

The amount of the Incentive Fee on Income that is paid to the Investment Adviser for a particular quarter equals the excess of the incentive fee on pre-incentive fee net investment income, so calculated less the aggregate incentive fee on pre-incentive fee net investment income that were paid to the Investment Adviser (excluding waivers, if any) in the preceding eleven calendar quarters comprising the relevant Trailing Twelve Quarters.

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

The Incentive Fee on Income as calculated is subject to the Incentive Fee Cap. The Incentive Fee Cap in any quarter is an amount equal to (a) 20.00% of the Cumulative Pre-Incentive Fee Net Return (as defined below) during the relevant Legacy Fee Quarters included in the relevant Trailing Twelve Quarters and 17.50% of the Cumulative Pre-Incentive Fee Net Return during the relevant Current Fee Quarters included in the relevant Trailing Twelve Quarters less (b) the aggregate Incentive Fees on Income that were paid to the Investment Adviser (excluding waivers, if any) in the preceding eleven calendar quarters (or portion thereof) comprising the relevant Trailing Twelve Quarters.

(ii) Incentive Fee on Pre-Incentive Fee Net Income - (January 1, 2019 - December 31, 2022)

For the period from January 1, 2019 to December 31, 2022, the incentive fee on pre-incentive fee net investment income was determined and paid quarterly in arrears by calculating the amount by which (x) the aggregate amount of the pre-incentive fee net investment income with respect of the applicable calendar quarter and each of the eleven preceding calendar quarters beginning with the calendar quarter that commences on or after April 1, 2018 (the “trailing twelve quarters”) exceeds (y) the preferred return amount in respect of the trailing twelve quarters.

The preferred return amount was determined on a quarterly basis, and was calculated by summing the amounts obtained by multiplying 1.75% by the Company’s net asset value at the beginning of each applicable calendar quarter comprising the relevant trailing twelve quarters. The preferred return amount was calculated after making appropriate adjustments to the Company’s net asset value at the beginning of each applicable calendar quarter for Company capital issuances and distributions during the applicable calendar quarter.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

(In thousands, except share and per share data)

The amount of the Incentive Fee on Income that was paid to the Investment Adviser for a particular quarter equaled the excess of the incentive fee on pre-incentive fee net investment income, so calculated less the aggregate incentive fee on pre-incentive fee net investment income that were paid to the Investment Adviser (excluding waivers, if any) in the preceding eleven calendar quarters comprising the relevant trailing twelve quarters.

The Company paid the Investment Adviser an incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

(1) no incentive fee in any calendar quarter in which our pre-incentive fee net investment income for the trailing twelve quarters did not exceed the preferred return amount.

(2) 100% of our pre-incentive fee net investment income for the trailing twelve quarters, if any, that exceeded the preferred return amount but is less than or equal to an amount (the “catch-up amount”) determined by multiplying 2.1875% by the Company’s net asset value at the beginning of each applicable calendar quarter comprising the relevant trailing twelve quarters.

(3) for any quarter in which the Company’s pre-incentive fee net investment income for the trailing twelve quarters exceeded the catch-up amount, the incentive fee should equal 20% of the amount of the Company’s pre-incentive fee net investment income for such trailing twelve quarters.

The Incentive Fee on Income as calculated was subject to a cap (the “Incentive Fee Cap”). The Incentive Fee Cap in any quarter was an amount equal to (a) 20% of the Cumulative Pre-Incentive Fee Net Return (as defined below) during the relevant trailing twelve quarters less (b) the aggregate Incentive Fees on Income that were paid to the Investment Adviser (excluding waivers, if any) in the preceding eleven calendar quarters (or portion thereof) comprising the relevant trailing twelve quarters.

For this purpose, “Cumulative Pre-Incentive Fee Net Return” during the relevant trailing twelve quarters means (x) Pre-Incentive Fee Net Investment Income in respect of the trailing twelve quarters less (y) any Net Capital Loss, since April 1, 2018, in respect of the trailing twelve quarters. If, in any quarter, the Incentive Fee Cap was zero or a negative value, the Company shall pay no Incentive Fee on Income to the Investment Adviser in that quarter. If, in any quarter, the Incentive Fee Cap is a positive value but is less than the Incentive Fee on Income calculated in accordance with the calculation described above, the Company shall pay the Investment Adviser the Incentive Fee Cap for such quarter. If, in any quarter, the Incentive Fee Cap was equal to or greater than the Incentive Fee on Income calculated in accordance with the calculation described above, the Company shall pay the Investment Adviser the Incentive Fee on Income for such quarter.

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

(In thousands, except share and per share data)

Prior to January 1, 2023, the Incentive Fee on Capital Gains was determined and paid in arrears as of the end of each calendar year (or upon termination of the investment advisory management agreement). This fee equaled 20.0% of the sum of the Company’s realized capital gains on a cumulative basis, calculated as of the end of each calendar year (or upon termination of investment advisory management agreement), computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any Incentive Fees on Capital Gains previously paid to the Investment Adviser. The aggregate unrealized capital depreciation of the Company was calculated as the sum of the differences, if negative, between (a) the valuation of each investment in the Company’s portfolio as of the applicable calculation date and (b) the accreted or amortized cost basis of such investment.

For accounting purposes only, we are required under GAAP to accrue a theoretical capital gains incentive fee based upon net realized capital gains and unrealized capital gain and loss on investments held at the end of each period. The accrual of this theoretical capital gains incentive fee assumes all unrealized capital gain and loss is realized in order to reflect a theoretical capital gains incentive fee that would be payable to the Investment Adviser at each measurement date. There was no accrual for theoretical capital gains incentive fee for the three months ended March 31, 2023 and 2022. It should be noted that a fee so calculated and accrued would not be payable under the Investment Advisers Act of 1940 (the “Advisers Act”) or the investment advisory management agreement, and would not be paid based upon such computation of capital gains incentive fees in subsequent periods. Amounts actually paid to the Investment Adviser will be consistent with the Advisers Act and formula reflected in the investment advisory management agreement which specifically excludes consideration of unrealized capital gain.

For the three months ended March 31, 2023 and 2022, the Company recognized $4,264 and $8,938, respectively, of management fees, and $6,196 and $1,043, respectively, of incentive fees before impact of waived fees. For the three months ended March 31, 2023 and 2022, no management fees and no incentive fees were waived.

As of March 31, 2023 and December 31, 2022, management and performance-based incentive fees payable were $10,348 and $9,060, respectively.

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

Effective February 21, 2023, Merx and Apollo agreed to terminate the fee offset agreement in exchange for a termination fee of $7.5 million.

For the three months ended March 31, 2023 and 2022, management fee offset was $274 and $68, respectively.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

(In thousands, except share and per share data)

Administration Agreement with AIA

The Company has also entered into an administration agreement with the Administrator (the “Administration Agreement”) under which AIA provides administrative services for the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator and requested to be reimbursed by the Administrator in performing its obligations under the Administration Agreement. The expenses include rent and the Company’s allocable portion of compensation and other related expenses for its Chief Financial Officer, Chief Legal Officer and Chief Compliance Officer and their respective staffs. For the three months ended March 31, 2023 and 2022, the Company recognized administrative services expense under the Administration Agreement of $1,422 and $1,409, respectively. There was no payable to AIA and its affiliates for expenses paid on our behalf as of March 31, 2023 and December 31, 2022.

Administrative Service Expense Reimbursement

Merx Aviation Finance, LLC (“Merx”), a wholly-owned portfolio company of the Company, has entered into an administration agreement with the Administrator (the “Merx Administration Agreement”) under which AIA provides administrative services to Merx and several Merx managed entities. For the three months ended March 31, 2023 and 2022, the Company recognized administrative service expense reimbursements of $74 and $74, respectively, under the Merx Administration Agreement.

Debt Expense Reimbursements

The Company has also entered into debt expense reimbursement agreements with Merx and several other portfolio companies, which will reimburse the Company for reasonable out-of-pocket expenses incurred, including any interest, fees or other amounts incurred by the Company in connection with letters of credit issued on their behalf. For the three months ended March 31, 2023 and 2022, the Company recognized debt expense reimbursements of $261 and $40, respectively, under the debt expense reimbursement agreements.

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

As of March 31, 2023, the Company’s co-investment holdings were 77% of the portfolio or $1,831,123, measured at fair value. On a cost basis, 71% of the portfolio or $1,844,616 were co-investments. As of December 31, 2022, the Company’s co-investment holdings were 74% of the portfolio or $1,783,438, measured at fair value. On a cost basis, 69% of the portfolio or $1,797,140 were co-investments.

Merx Aviation

Effective January 16, 2019, Mr. Gary Rothschild, President and Chief Executive Officer of Merx, became an employee of Apollo Management Holdings, L.P. ("AMH"), an affiliate of the Company’s investment adviser. Mr. Rothschild also retained his role as the President and Chief Executive Officer of Merx.

Effective January 16, 2019, Merx entered into a series of service arrangements with affiliates of AGM. Under a servicing agreement with ACM (the “Servicing Agreement”), Merx serves as technical servicer to aircraft clients of ACM and its affiliates. Under a research support agreement with ACM (the “Research Support Agreement”), Merx employees assist ACM with technical due-diligence and underwriting of new aircraft-related investment opportunities. Under a technical support agreement (the “Technical Support Agreement”), Merx and AMH share the services of Mr. Gary Rothschild, who is the President and Chief Executive Officer of Merx and an employee of AMH. In addition, on the same date the Company and AIM entered into a fee offset agreement in connection with revenue realized by AIM and its affiliates for the management of certain aircraft assets (the “Fee Offset Agreement”) under which the Company receives an offsetting credit against fees otherwise due to AIM under the Investment Advisory Agreement.

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

(In thousands, except share and per share data)

On September 1, 2022, $110,700 of the Merx first lien secured revolver held by the Company was converted into common equity. The balance of the Merx revolver as of March 31, 2023 was $84,575.

Note 4. Earnings Per Share

The following table sets forth the computation of earnings (loss) per share (“EPS”), pursuant to ASC 260-10, for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Basic Earnings Per Share
Net increase (decrease) in net assets resulting from operations	$30,132	$4,238
Weighted average shares outstanding	65,451,359	63,663,495
Basic earnings (loss) per share	$0.46	$0.07

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

(In thousands, except share and per share data)

Note 5. Investments

Fair Value Measurement and Disclosures

The following table shows the composition of our investment portfolio as of March 31, 2023, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$2,135,187	$2,114,795	$—	$—	$2,114,795
Second Lien Secured Debt	82,185	69,357	—	—	69,357
Unsecured Debt	33	31	—	—	31
Structured Products and Other	17,103	10,902	—	—	10,902
Preferred Equity	40,580	36,611	—	—	36,611
Common Equity/Interests	316,284	153,054	1,370	323	151,361
Warrants	389	461	—	—	461
Total Investments	$2,591,761	$2,385,211	$1,370	$323	$2,383,518
Money Market Fund	$62,238	$62,238	$62,238	$—	$—
Total Cash Equivalents	$62,238	$62,238	$62,238	$—	$—
Total Investments after Cash Equivalents	$2,653,999	$2,447,449	$63,608	$323	$2,383,518

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

(In thousands, except share and per share data)

The following table shows changes in the fair value of our Level 3 investments during the three months ended March 31, 2023:

	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Fair value as of December 31, 2022	$2,130,309	$70,919	$50	$9,413	$35,557	$149,314	$474	$2,396,036
Net realized gains (losses)	2,531	(1,128)	—	—	—	367	—	1,770
Net change in unrealized gains (losses)	272	21,983	(2)	1,383	1,004	(21,734)	(13)	2,893
Net amortization on investments	2,421	111	—	—	—	(36)	—	2,496
Purchases, including capitalized PIK (3)	151,510	—	1	106	50	23,473	—	175,140
Sales (3)	(172,248)	(22,528)	(18)	—	—	(23)	—	(194,817)
Transfers out of Level 3 (1)	—	—	—	—	—	—	—	—
Transfers into Level 3 (1)	—	—	—	—	—	—	—	—
Fair value as of March 31, 2023	$2,114,795	$69,357	$31	$10,902	$36,611	$151,361	$461	$2,383,518

Net change in unrealized gains (losses) on Level 3 investments still held as of March 31, 2023	$620	$(235)	$(2)	$1,384	$1,004	$(21,734)	$(14)	$(18,977)

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
(2)
Includes unfunded commitments measured at fair value of $(4,006).
(3)
Includes reorganizations and restructuring of investments.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

(In thousands, except share and per share data)

The following table shows changes in the fair value of our Level 3 investments during the three months ended March 31, 2022:

	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Fair value as of December 31, 2021	$2,267,313	$105,014	$22,000	$10,821	$28,957	$158,515	$372	$2,592,992
Net realized gains (losses)	(415)	452	25	—	—	696	—	758
Net change in unrealized gains (losses)	798	2,687	—	(793)	1,205	(28,543)	(273)	(24,919)
Net amortization on investments	6,317	114	—	—	—	—	—	6,431
Purchases, including capitalized PIK (3)	220,442	—	—	10	—	214	—	220,666
Sales (3)	(234,949)	(10,423)	(22,025)	—	—	(6,978)	—	(274,375)
Transfers out of Level 3 (1)	—	—	—	—	—	—	—	—
Transfers into Level 3 (1)	—	—	—	—	—	390	—	390
Fair value as of March 31, 2022	$2,259,506	$97,844	$—	$10,038	$30,162	$124,294	$99	$2,521,943

Net change in unrealized gains (losses) on Level 3 investments still held as of March 31, 2022	$1,104	$2,488	$—	$(793)	$1,205	$(28,369)	$(273)	$(24,638)

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

(In thousands, except share and per share data)

The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of March 31, 2023 and December 31, 2022. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

The unobservable inputs used in the fair value measurement of our Level 3 investments as of March 31, 2023 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range		Weighted Average (1)
First Lien Secured Debt	$84,575	Discounted Cash Flow	Discount Rate	12.0%	14.1%	12.0%
		Residual Value	Residual Value	N/A	N/A	N/A
	49,476	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	1,374	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
	1,965,035	Yield Analysis	Discount Rate	6.6%	58.0%	12.3%
	14,335	Cost Approach	Cost Approach	N/A	N/A	N/A
Second Lien Secured Debt	6,129	Market Comparable Technique	Comparable Multiple	11.0x	11.0x	11.0x
	233	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
	62,995	Yield Analysis	Discount Rate	14.0%	24.7%	16.4%
Structured Products and Other	10,902	Yield Analysis	Discount Rate	12.5%	12.5%	12.50%
Preferred Equity	34,151	Market Comparable Technique	Comparable Multiple	2.3x	12.0x	11.3x
	1,960	Option Pricing Model	Expected Volatility	140.0%	140.0%	140.0%
	300	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	11	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
	78	Residual Value	Residual Value	N/A	N/A	N/A
	111	Yield Analysis	Discount Rate	13.0%	13.0%	13.0%
Common Equity/Interests	112,639	Discounted Cash Flow	Discount Rate	14.1%	14.1%	14.1%
		Residual Value	Residual Value	N/A	N/A	N/A
	12,699	Market Comparable Technique	Comparable Multiple	3.8x	43.5x	13.1x
	140	Option Pricing Model	Expected Volatility	35.0%	140.0%	35.0%
	5,198	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	484	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
	428	Yield Analysis	Discount Rate	13.0%	13.0%	13.0%
	195	Sale Proceeds	Sale Proceeds	N/A	N/A	N/A
	100	Cost Approach	Cost Approach	N/A	N/A	N/A
	19,478	Estimated Proceeds	Estimated Proceeds	N/A	N/A	N/A
Warrants	461	Option Pricing Model	Expected Volatility	50.0%	50.0%	50.0%
Unsecured Debt	31	Yield Analysis	Discount Rate	12.2%	12.2%	12.2%
Total Level 3 Investments	$2,383,518

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

(In thousands, except share and per share data)

The unobservable inputs used in the fair value measurement of our Level 3 investments as of December 31, 2022 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range				Weighted Average (1)
First Lien Secured Debt	$150,000	Discounted Cash Flow	Discount Rate	11.4%		12.0%		12.0%
		Residual Value	Residual Value	N/A		N/A		N/A
	69,333	Recent Transaction	Recent Transaction	N/A		N/A		N/A
	2,539	Recovery Analysis	Recoverable Amount	N/A		N/A		N/A
	1,908,437	Yield Analysis	Discount Rate	7.1%		52.8%		12.0%
Second Lien Secured Debt	6,429	Market Comparable Technique	Comparable Multiple	11.0x		11.0x		11.0x
	1,402	Recovery Analysis	Recoverable Amount	N/A		N/A		N/A
	62,849	Yield Analysis	Discount Rate	13.3%		23.1%		15.50%
	239	Sale Proceeds	Sale Proceeds	N/A		N/A		N/A
Structured Products and Other	9,413	Yield Analysis	Discount Rate	12.3%		12.3%		12.30%
Preferred Equity	33,183	Market Comparable Technique	Comparable Multiple	2.1	x	19.3	x	13.4	x
	1,961	Option Pricing Model	Expected Volatility	90.0%		90.0%		90.0%
	250	Recent Transaction	Recent Transaction	N/A		N/A		N/A
	11	Recovery Analysis	Recoverable Amount	N/A		N/A		N/A
	78	Residual Value	Residual Value	N/A		N/A		N/A
	74	Yield Analysis	Discount Rate	12.5%		12.5%		12.5%
Common Equity/Interests	111,446	Discounted Cash Flow	Discount Rate	11.4%		11.4%		11.4%
		Residual Value	Residual Value	N/A		N/A		N/A
	11,996	Market Comparable Technique	Comparable Multiple	6.5	x	36.5	x	13.3	x
	190	Option Pricing Model	Expected Volatility	35.0%		90.0%		35.0%
	4,256	Recent Transaction	Recent Transaction	N/A		N/A		N/A
	—	Recovery Analysis	Recoverable Amount	N/A		N/A		N/A
	449	Yield Analysis	Discount Rate	12.5%		12.5%		12.5%
	20,977	Sale Proceeds	Sale Proceeds	N/A		N/A		N/A
Warrants	474	Option Pricing Model	Expected Volatility	50.0%		50.0%		50.0%
Unsecured Debt	50	Recent Transaction	Recent Transaction	N/A		N/A		N/A
Total Level 3 Investments	$2,396,036

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

Investment Transactions

For the three months ended March 31, 2023 and 2022, purchases of investments on a trade date basis were $151,058 and $220,063, respectively.

For the three months ended March 31, 2023 and 2022, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $171,529 and $274,375, respectively.

PIK Income

The Company holds loans and other investments, including certain preferred equity investments, that have contractual PIK income. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. During the three months ended March 31, 2023 and 2022, PIK income earned was $784 and $625, respectively.

The following table shows the change in capitalized PIK balance for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
PIK balance at beginning of period	$21,534	$38,625
PIK income capitalized	791	602
Adjustments due to investments exited or written off	—	—
PIK income received in cash	—	—
PIK balance at end of period	$22,325	$39,227

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

(In thousands, except share and per share data)

Dividend Income on CLOs

The Company holds structured products and other investments. The CLO equity investments are entitled to recurring distributions which are generally equal to the excess cash flow generated from the underlying investments after payment of the contractual payments to debt holders and fund expenses. The Company records as dividend income the accretable yield from its beneficial interests in structured products such as CLOs based upon a number of cash flow assumptions that are subject to uncertainties and contingencies. During the three months ended March 31, 2023 and 2022, dividend income from structured products was $0 and $331, respectively.

Investments on Non-Accrual Status

As of March 31, 2023, 1.0% of total investments at amortized cost, or 0.4% of total investments at fair value, were on non-accrual status. As of December 31, 2022, 1.3% of total investments at amortized cost, or 0.6% of total investments at fair value, were on non-accrual status.

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

The Company’s outstanding debt obligations as of March 31, 2023 were as follows:

	Date Issued/ Amended	Total Aggregate Principal Amount Committed		Principal Amount Outstanding		Fair Value		Final Maturity Date
Senior Secured Facility	12/22/2020	$1,705,000	**	$999,713	*	$999,713	(1)	12/22/2025
2025 Notes	3/3/2015	350,000		350,000		336,457	(2)	3/3/2025
2026 Notes	7/16/2021	125,000		125,000		109,380	(2)	7/16/2026
Total Debt Obligations		$2,180,000		$1,474,713		$1,445,550
Deferred Financing Costs and Debt Discount				(3,861)
Total Debt Obligations, net of Deferred Financing Cost and Debt Discount				$1,470,852

* Includes foreign currency debt obligations as outlined in Foreign Currency Transactions and Translations within this note to the financial statements.

** Prior to November 19, 2022, total lender commitments were $1,810,000. As of March 31, 2023, total lender commitments were $1,705,000.

(1)
The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of March 31, 2023. The valuation is based on a yield analysis and discount rate commensurate with the market yields for similar types of debt.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

(In thousands, except share and per share data)

(2)
The fair value of these debt obligations would be categorized as Level 2 under ASC 820 as of March 31, 2023. The valuation is based on broker quoted prices.

The Company’s outstanding debt obligations as of December 31, 2022 were as follows:

	Date Issued/ Amended	Total Aggregate Principal Amount Committed		Principal Amount Outstanding		Fair Value		Final Maturity Date
Senior Secured Facility	12/22/2020	$1,763,829	**	$1,012,503	*	$1,012,503	(1)	12/22/2025
2025 Notes	3/3/2015	350,000		350,000		333,002	(2)	3/3/2025
2026 Notes	7/16/2021	125,000		125,000		110,254	(2)	7/16/2026
Total Debt Obligations		$2,238,829		$1,487,503		$1,455,759
Deferred Financing Costs and Debt Discount				$(4,109)
Total Debt Obligations, net of Deferred Financing Cost and Debt Discount				$1,483,394

___________________

* Includes foreign currency debt obligations as outlined in Foreign Currency Transactions and Translations within this note to the financial statements.

** Prior to November 19, 2022, total lender commitments were $1,810,000. As of December 31, 2022, total lender commitments were $1,763,829.

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

Senior Secured Facility

On December 22, 2020, the Company amended and restated its senior secured, multi-currency, revolving credit facility (the “Senior Secured Facility”), previously amended and restated as of November 19, 2018. Prior to November 19, 2022, total lender commitments were $1,810,000. As of March 31, 2023, total lender commitments were $1,705,000 as non-extending commitments are paid down. The amended and restated agreement extended the final maturity date through December 22, 2025. The Senior Secured Facility is secured by substantially all of the assets in the Company’s portfolio, including cash and cash equivalents. Commencing December 22, 2024, the Company is required to repay, in twelve consecutive monthly installments of equal size, the outstanding amount under the Senior Secured Facility as of December 22, 2024. In addition, the stated interest rate on the facility remains as a formula-based calculation based on a minimum borrowing base, resulting in a stated interest rate, depending on the type of borrowing, of (a) either LIBOR plus 1.75% per annum or LIBOR plus 2.00% per annum, or (b) either Alternate Base Rate plus 0.75% per annum or Alternate Base Rate plus 1% per annum. As of March 31, 2023, the stated interest rate on the facility was LIBOR plus 2.00% or the Sterling Overnight Index Average (“SONIA”) plus 2.00%. The Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the Senior Secured Facility and participation fees and fronting fees of up to 2.25% per annum on the letters of credit issued.

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

The Senior Secured Facility also provides for the issuance of letters of credit up to an aggregate amount of $150,000. As of March 31, 2023 and December 31, 2022, the Company had $49,851 and $37,692, respectively, in standby letters of credit issued through the Senior Secured Facility. The amount available for borrowing under the Senior Secured Facility is reduced by any standby letters of credit issued through the Senior Secured Facility. Under GAAP, these letters of credit are considered commitments because no funding has been made and as such are not considered a liability. These letters of credit are not senior securities because they are not in the form of a typical financial guarantee and the portfolio companies are obligated to refund any drawn amounts. The available remaining capacity under the Senior Secured Facility was $655,436 and $713,634 as of March 31, 2023 and December 31, 2022, respectively. Terms used in this disclosure have the meanings set forth in the Senior Secured Facility agreement.

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

(In thousands, except share and per share data)

The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Average debt outstanding	$1,451,485	$1,601,885
Maximum amount of debt outstanding	1,484,362	1,633,723

Weighted average annualized interest cost (1)	6.46%	3.24%
Annualized amortized debt issuance cost	0.39%	0.36%
Total annualized interest cost	6.85%	3.61%

____________________

(1)
Includes the stated interest expense and commitment fees on the unused portion of the Senior Secured Facility. Commitment fees for the three months ended March 31, 2023 and 2022 were $670 and $628, respectively.

Foreign Currency Transactions and Translations

The Company had the following foreign-denominated debt outstanding on the Senior Secured Facility as of March 31, 2023:

	Original Principal Amount (Local)	Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
British Pound	£46,000	$57,231	$56,750	$481	4/28/2023
Total		$57,231	$56,750	$481

The Company had the following foreign-denominated debt outstanding on the Senior Secured Facility as of December 31, 2022:

	Original Principal Amount (Local)	Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
British Pound	£41,000	$51,037	$49,540	$1,497	1/30/2023
Total		$51,037	$49,540	$1,497

As of March 31, 2023 and December 31, 2022, the Company was in compliance with all debt covenants for all outstanding debt obligations.

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

The Company adopted the following plans, approved by the Board of Directors, for the purpose of repurchasing its common stock in accordance with applicable rules specified in the Securities Exchange Act of 1934 (the “1934 Act”) (the “Repurchase Plans”):

Date of Agreement/Amendment	Maximum Cost of Shares That May Be Repurchased	Cost of Shares Repurchased	Remaining Cost of Shares That May Be Repurchased
August 5, 2015	$50,000	$50,000	$—
December 14, 2015	50,000	50,000	—
September 14, 2016	50,000	50,000	—
October 30, 2018	50,000	50,000	—
February 6, 2019	50,000	45,809	4,191
February 3, 2022	25,000	—	25,000
Total as of March 31, 2023	$275,000	$245,809	$29,191

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

During the three months ended March 31, 2023, the Company did not repurchase shares.

During the three months ended March 31, 2022, the Company repurchased 60,605 shares at a weighted average price per share of $12.70, inclusive of commissions, for a total cost of $770. This represents a discount of approximately 20.28% of the average net asset value per share for the three months ended March 31, 2022.

Since the inception of the Repurchase Plans through March 31, 2023, the Company repurchased 15,395,036 shares at a weighted average price per share of $15.97, inclusive of commissions, for a total cost of $245,809. Including fractional shares, the Company has repurchased 15,395,066 shares at a weighted average price per share of $15.97, inclusive of commissions for a total cost of $245,810.

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

On August 2, 2022, the Company entered into a share subscription agreement (“Purchase Agreement”) with MFIC Holdings, LP, a subsidiary of MidCap FinCo Designated Activity Company (together with its subsidiaries, “MidCap Financial”), a middle-market specialty finance firm discretionarily managed by an affiliate of the Company's investment adviser, in connection with the issuance and sale of the Company's common stock, par value $0.001 per share (the “Offering”). Pursuant to the Purchase Agreement, the Company issued 1,932,641 shares of its common stock at a purchase price of $15.52 per share, the net asset value per share of the Company's common stock as of June 30, 2022. The total proceeds of the offering excluding expenses was approximately $30,000,000. The shares are subject to a two-year lock-up period. MidCap Financial agreed to bear any expenses that the Company incurred in connection with the Offering greater than $300,000.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

(In thousands, except share and per share data)

Note 8. Commitments and Contingencies

The Company has various commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of March 31, 2023, and December 31, 2022, the Company had the following unfunded commitments to its portfolio companies:

	March 31, 2023	December 31, 2022
Unfunded revolver obligations and bridge loan commitments (1)	$132,645	$158,193
Standby letters of credit issued and outstanding (2)	54,492	42,893
Unfunded delayed draw loan commitments (including commitments with performance thresholds not met) (3)	176,700	198,750
Total Unfunded Commitments (4)	$363,836	$399,836

____________________

(1)
The unfunded revolver obligations may or may not be funded to the borrowing party in the future. The amounts relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of March 31, 2023 and December 31, 2022, subject to the terms of each loan’s respective credit agreements which includes borrowing covenants that need to be met prior to funding. As of March 31, 2023 and December 31, 2022, the bridge loan commitments included in the balances were $0 and $0, respectively.
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
(4)
The Company also had an unfunded revolver commitment to its fully controlled affiliate Merx Aviation Finance, LLC of $115,425 and $50,000 as of March 31, 2023 and December 31, 2022, respectively. Given the Company’s controlling interest, the timing and the amount of the funding has not been determined.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

(In thousands, except share and per share data)

Note 9. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
	(Unaudited)	(Unaudited)
Per Share Data*
Net asset value at beginning of period	$15.10	$16.08
Net investment income (1)	0.45	0.42
Net realized and change in unrealized gains (losses) (1)	0.01	(0.36)
Net increase in net assets resulting from operations	0.46	0.07
Distribution of net investment income (2)	(0.38)	(0.36)
Distribution of return of capital (2)	—	—
Accretion due to share repurchases	—	0.00
Net asset value at end of period	$15.18	$15.79

Per share market value at end of period	$11.40	$13.22
Total return (3)	3.36%	6.18%
Shares outstanding at end of period	65,451,359	63,647,240
Weighted average shares outstanding	65,451,359	63,663,495

Ratio/Supplemental Data
Net assets at end of period (in millions)	$993.4	$1,004.8
Annualized ratio of operating expenses to average net assets (4)(5)	5.64%	6.04%
Annualized ratio of interest and other debt expenses to average net assets (5)	10.03%	5.34%
Annualized ratio of total expenses to average net assets (4)(5)	15.68%	11.38%
Annualized ratio of net investment income to average net assets (5)	12.07%	9.32%
Average debt outstanding (in millions)	$1,451.5	$1,601.9
Average debt per share	$22.18	$25.16
Annualized portfolio turnover rate (5)	25.61%	42.41%
Asset coverage per unit (6)	$1,652	$1,635

____________________

* Totals may not foot due to rounding.

(1)
Financial highlights are based on the weighted average number of shares outstanding for the period presented.
(2)
The tax character of distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. Although the tax character of distributions paid to stockholders through March 31, 2023 may include return of capital, the exact amount cannot be determined at this point. Per share amounts are based on actual rate per share.
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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

(In thousands, except share and per share data)

(4)
The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets are shown inclusive of all voluntary management and incentive fee waivers (See Note 3 to the financial statements). For the three months ended March 31, 2023, the annualized ratio of operating expenses to average net assets and the annualized ratio of total expenses to average net assets would be 5.79% and 15.93%, respectively, without the voluntary fee waivers. For the three months ended March 31, 2022, the annualized ratio of operating expenses to average net assets and the annualized ratio of total expenses to average net assets would be 6.10% and 11.44%, respectively, without the voluntary fee waivers.
(5)
Annualized for the three months ended March 31, 2023 and 2022.
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

On April 19, 2023, the Company amended and extended its senior secured, multi-currency, revolving credit facility (the “Facility”). Lender commitments under the Facility will remain $1,705,000 until December 22, 2024 and will decrease to $1,550,000 thereafter. The Facility includes an “accordion” feature that allows the Company to increase the size of the Facility to $2,325,000. The final maturity date under the Facility was extended by over two years from December 22, 2025 to April 19, 2028. The primary benchmark applicable to US dollars was changed from LIBOR to SOFR and the spread under the Facility was reduced from 2% to an all-in spread of 1.975%, depending on the Gross Borrowing Base at the time. The covenants and representations and warranties the Company is required to comply with were also modified, but the remaining terms and conditions of the Facility remain substantially the same. The Facility continues to include usual and customary events of default for senior secured revolving credit facilities of this type.

On April 28, 2023, Frank C. Puleo and Jeanette W. Loeb, members of the Board of the Company, notified the Company that they would not stand for re-election at the Company’s 2023 annual meeting of stockholders. Mr. Puleo and Ms. Loeb’s decision to not stand for re-election is not because of a disagreement with the Company or the Board on any matter relating to the Company’s operations, policies or practices.

On May 2, 2023, the Company’s Board of Directors declared a base distribution of $0.38 per share, payable on June 29, 2023 to stockholders of record as of June 13, 2023. There can be no assurances that the Board will continue to declare a base distribution of $0.38 per share.

On May 2, 2023 the Company’s Board of Directors, including a majority of the directors who are not “interested persons” of the Company as defined in the Investment Company Act of 1940, voted to approve the continuation of the Company’s investment advisory management agreement through May 2, 2024.

Report of Independent Registered Public Accounting Firm

To the stockholders and Board of Directors of MidCap Financial Investment Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying statement of assets and liabilities, including the schedule of investments, of MidCap Financial Investment Corporation (the “Company”) as of March 31, 2023, the related statements of operations, changes in net assets, cash flows, and financial highlights for the three-month periods ended March 31, 2023 and 2022, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statement of assets and liabilities, including the schedule of investments, of the Company as of December 31, 2022, the related statements of operations, changes in net assets, and cash flows for the year then ended (not presented herein), and the financial highlights for the year then ended (not presented herein); and in our report dated February 21, 2023, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying statement of assets and liabilities, including the schedule of investments, as of December 31, 2022, is fairly stated, in all material respects, in relation to the statement of assets and liabilities, including the schedule of investments, from which it has been derived.

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

May 2, 2023

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

Overview

MidCap Financial Investment Corporation (the “Company,” “MFIC,” “we,” “us,” or “our”) was incorporated under the Maryland General Corporation Law in February 2004. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Pursuant to this election and assuming we qualify as a RIC, we generally do not have to pay corporate-level federal income taxes on any income we distribute to our stockholders. We commenced operations on April 8, 2004 upon completion of our initial public offering that raised $870 million in net proceeds from selling 62 million shares of common stock at a price of $15.00 per share (20.7 million shares at a price of $45.00 per share adjusted for the one-for-three reverse stock split). Since then, and through March 31, 2023, we have raised approximately $2.24 billion in net proceeds from additional offerings of common stock and we have repurchased common stock for $245.8 million.

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

Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment, the competitive environment for the types of investments we make and, more recently, market disruptions due to COVID-19. As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of March 31, 2023, non-qualifying assets represented approximately 7.6% of the total assets of the Company.

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

Portfolio and Investment Activity

Our portfolio and investment activity during the three months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended March 31,
(in millions)*	2023	2022
Investments made in portfolio companies	$151.1	220.1
Investments sold	—	(9.7)
Net activity before repaid investments	151.1	210.3
Investments repaid	(171.5)	(264.6)
Net investment activity	$(20.5)	(54.3)

Portfolio companies, at beginning of period	135	139
Number of investments in new portfolio companies	8	6
Number of exited companies	(2)	(6)
Portfolio companies at end of period	141	139

Number of investments in existing portfolio companies	45	53

____________________

* Totals may not foot due to rounding.

Our portfolio composition and weighted average yields as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023	December 31, 2022
Portfolio composition, at fair value:
First lien secured debt	89%	89%
Second lien secured debt	3%	3%
Total secured debt	92%	92%
Unsecured debt	0%	0%
Structured products and other	0%	0%
Preferred equity	2%	2%
Common equity/interests and warrants	6%	6%
Weighted average yields, at amortized cost (1):
First lien secured debt (2)	11.4%	10.8%
Second lien secured debt (2)	13.7%	13.2%
Secured debt portfolio (2)	11.4%	10.9%
Unsecured debt portfolio (2)	10.0%	10.0%
Total debt portfolio (2)	11.4%	10.9%
Total portfolio (3)	9.7%	9.3%
Interest rate type, at fair value (4):
Fixed rate amount	$0.0 billion	$0.0 billion
Floating rate amount	$2.1 billion	$2.0 billion
Fixed rate, as percentage of total	0%	0%
Floating rate, as percentage of total	100%	100%
Interest rate type, at amortized cost (4):
Fixed rate amount	$0.0 billion	$0.0 billion
Floating rate amount	$2.1 billion	$2.0 billion
Fixed rate, as percentage of total	0%	0%
Floating rate, as percentage of total	100%	100%

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

Since the initial public offering of MidCap Financial Investment Corporation in April 2004 and through March 31, 2023, invested capital totaled $23.6 billion in 603 portfolio companies. Over the same period, the Company completed transactions with more than 100 different financial sponsors.

Recent Developments

On April 28, 2023, Frank C. Puleo and Jeanette W. Loeb, members of the Board of the Company, notified the Company that they would not stand for re-election at the Company’s 2023 annual meeting of stockholders. Mr. Puleo and Ms. Loeb’s decision to not stand for re-election is not because of a disagreement with the Company or the Board on any matter relating to the Company’s operations, policies or practices.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, gains and losses. Changes in the economic environment, financial markets, credit worthiness of portfolio companies and any other parameters used in determining such estimates could cause actual results to differ materially. In addition to the discussion below, our significant accounting policies are further described in the notes to the financial statements.

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

As of March 31, 2023, 2.38 billion or 99.9% of the Company’s investments were classified as Level 3. The high proportion of Level 3 investments relative to our total investments is directly related to our investment philosophy and target portfolio, which consists primarily of long-term secured debt, as well as unsecured and mezzanine positions of private middle-market companies. A fundamental difference exists between our investments and those of comparable publicly traded fixed income investments, namely high-yield bonds, and this difference affects the valuation of our private investments relative to comparable publicly traded instruments.

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

Investments determined by these valuation procedures which have a fair value of less than $1 million during the prior fiscal quarter may be valued based on inputs identified by the Investment Adviser without the necessity of obtaining valuation from an independent valuation firm, if once annually an independent valuation firm using the procedures described herein provides an independent assessment of value. Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. During the three months ended March 31, 2023, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

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

Results of Operations

Operating results for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
(in millions)*	2023	2022
Investment Income
Interest income	$64.8	$52.5
Dividend income	0.0	0.3
PIK interest income	0.8	0.6
Other income	2.2	1.3
Total investment income	$67.8	$54.7
Expenses
Management and performance-based incentive fees, net of amounts waived	$10.46	$10.0
Interest and other debt expenses, net of reimbursements	24.4	14.2
Administrative services expense, net of reimbursements	1.1	1.3
Other general and administrative expenses	2.3	2.4
Net Expenses	$38.3	$27.9
Net Investment Income	$29.5	$26.9
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses)	$(0.8)	$(2.0)
Net change in unrealized gains (losses)	1.5	(20.6)
Net Realized and Change in Unrealized Gains (Losses)	$0.6	$(22.6)
Net Increase in Net Assets Resulting from Operations	$30.1	$4.2

Net Investment Income on Per Average Share Basis (1)	$0.45	$0.42
Earnings per share — basic (1)	$0.46	$0.07

* Totals may not foot due to rounding.

(1) Based on the weighted average number of shares outstanding for the period presented.

Total Investment Income

The increase in total investment income for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily driven by the increase in total interest income of $12.3 million. The increase in total interest income was due to an increase in the average yield for the total debt portfolio, from 8.1% for the three months ended March 31, 2022 to 11.4% for the three months ended March 31, 2023. The increase was partially offset by a decrease in prepayment fees and income recognized from the acceleration of discount, premium, or deferred fees on repaid investments, which totaled $2.6 million for the three months ended March 31, 2022 and $3.7 million for the three months ended March 31, 2023. Furthermore, the increase in other income of $0.9 million was primarily due to structuring and amendment fee received.

Net Expenses

The increase in net expenses for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily driven by the increase in interest and other debt expenses of $10.3 million. The increase in interest and other debt expenses was attributed to an increase in total annualized cost of debt, from 3.61% for the three months ended March 31, 2022 to 6.85% for the three months ended March 31, 2023. Further, the increase of $0.4 million in management and performance-based incentive fees (net of amounts waived) was due to an increase in performance-based incentive fees. This was partially offset by a decrease in management fee due to the change in fee structure effective January 1, 2023.

Net Realized Gains (Losses)

During the three months ended March 31, 2023, we recognized gross realized gains of $0.1 million and gross realized losses of $0.9 million, resulting in net realized losses of $0.8 million.

During the three months ended March 31, 2022, we recognized gross realized gains of $2.0 million and gross realized losses of $4.1 million, resulting in net realized losses of $2.02 million. Significant realized gains (losses) for the three months ended March 31, 2022 are summarized below:

(in millions)	Net Realized Gain (Loss)
AVAD, LLC	$(1.0)

Net Change in Unrealized Gains (Losses)

During the three months ended March 31, 2023, we recognized gross unrealized gains of $9.5 million and gross unrealized losses of $8.0 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized losses of $1.5 million. Significant changes in unrealized gains (losses) for the three months ended March 31, 2023 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
Golden Bear	$1.4
Merx Aviation Finance, LLC	1.2
Berner Foods	(1.4)

During the three months ended March 31, 2022, we recognized gross unrealized gains of $19.3 million and gross unrealized losses of $39.9 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized losses of $20.6 million. Significant changes in unrealized gains (losses) for the three months ended March 31, 2022 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.)	$3.6
ChyronHego Corporation	3.0
Dynamic Product Tankers (Prime), LLC	2.7
Spotted Hawk	1.8
MYCOM	1.2
Merx Aviation Finance, LLC	(19.7)
MSEA Tankers LLC	(11.2)
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I LLC)	(2.9)
K&N Parent, Inc.	(1.9)
NFA Group	(1.4)
CARE Fertility	(1.1)

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

Debt

See Note 6 to the financial statements for information on the Company’s debt.

The following table shows the contractual maturities of our debt obligations as of March 31, 2023:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Senior Secured Facility (1)	$999.7	$—	$999.7	$—	$—
2025 Notes	350.0	—	350.0	—	—
2026 Notes	125.0	—	—	125.0	—
Total Debt Obligations	$1,474.7	$—	$1,349.7	$125.0	$—

____________________

(1)
As of March 31, 2023, aggregate lender commitments under the Senior Secured Facility totaled $1.71 billion and $655.4 million of unused capacity. As of March 31, 2023, there were $49.9 million of letters of credit issued under the Senior Secured Facility as shown as part of total commitments in Note 8 to the financial statements.

Stockholders’ Equity

See Note 7 to the financial statements for information on the Company’s public offerings and share repurchase plans.

Distributions

Distributions paid to stockholders during the three months ended March 31, 2023 and 2022 totaled $49.1 million ($0.75 per share) and $22.9 million ($0.36 per share), respectively. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. Although the tax character of distributions paid to stockholders through March 31, 2023 may include return of capital, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ended December 31, 2023. Tax characteristics of all distributions will be reported to stockholders on Form 1099 after the end of the calendar year. Our quarterly distributions, if any, will be determined by our Board of Directors.

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

PIK Income

For the three months ended March 31, 2023 and 2022, PIK income totaled $0.8 million and $0.6 million on total investment income of $67.8 million and $54.7 million, respectively. In order to maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders annually in the form of distributions, even though the Company has not yet collected the cash. See Note 5 to the financial statements for more information on the Company’s PIK income.

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

Investment valuation risk

Because there is not a readily available market value for most of the investments in our portfolio, we value all of our portfolio investments at fair value as determined in good faith by our board of directors based on, among other things, the input of our management and audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” and “—Fair Value Measurements” as well as Notes 2 and 5 to our financial statements for the three months ended March 31, 2023 and 2022 for more information relating to our investment valuation.

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

As of March 31, 2023 , all of our debt portfolio investments bore interest at variable rates, which generally are SOFR-based (or based on an equivalent applicable currency rate such as SOFR) and typically have durations of one to six months after which they reset to current market interest rates, and many of which are subject to certain floors. Further, our Senior Secured Facility bears interest at LIBOR rates with no interest rate floors, while our 2025 Notes and 2026 Notes bears interest at a fixed rate. Some of our investments are LIBOR-based. As of December 31, 2021, all non-U.S. dollar LIBOR publications have been phased out. The phase out of a majority of the U.S. dollar publications is delayed until June 30, 2023. Potential changes, or uncertainty related to such potential changes, may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities, or the cost of our borrowings. SOFR appears to be the preferred alternative replacement rate for U.S. dollar LIBOR, but there is no guarantee SOFR will become the dominant alternative. Please see Part 1 of our transition report on Form 10-KT for the nine months ended December 31, 2022, “Item 1A. Risk Factors—Risks Relating to the Current Environment — The interest rates of some of our floating-rate loans to our portfolio companies may be priced using a spread over LIBOR, which is being phased out."

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of March 31, 2023, assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
Up 150 basis points	$13.8 million	$0.212
Up 100 basis points	9.2 million	0.141
Up 50 basis points	4.6 million	0.071
Down 50 basis points	(4.6) million	(0.071)
Down 100 basis points	(9.2) million	(0.141)
Down 150 basis points	(13.8) million	(0.212)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2023 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Control Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the first quarter of 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the risk factor below and other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Transition Report on Form 10-KT for the nine months ended December 31, 2022, which could materially affect our business, financial condition and/or operating results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The Company adopted the following plans, approved by the Board of Directors, for the purpose of repurchasing its common stock in accordance with applicable rules specified in the 1934 Act (the “Repurchase Plans”):

Date of Agreement/Amendment	Maximum Cost of Shares That May Be Repurchased	Cost of Shares Repurchased	Remaining Cost of Shares That May Be Repurchased
August 5, 2015	$50.0 million	$50.0 million	$	— million
December 14, 2015	50.0 million	50.0 million		— million
September 14, 2016	50.0 million	50.0 million		— million
October 30, 2018	50.0 million	50.0 million		— million
February 6, 2019	50.0 million	45.8 million		4.2 million
February 3, 2022	25.0 million	— million		25.0 million
Total as of March 31, 2023	$275.0 million	$245.8 million		$29.2 million

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

Under the Repurchase Plans described above, the Company allocated the following amounts to be repurchased in accordance with SEC Rule 10b5-1 (the “10b5-1 Repurchase Plans”):

Effective Date	Termination Date	Amount Allocated to 10b5-1 Repurchase Plans
September 15, 2015	November 5, 2015	$5.0 million
January 1, 2016	February 5, 2016	10.0 million
April 1, 2016	May 19, 2016	5.0 million
July 1, 2016	August 5, 2016	15.0 million
September 30, 2016	November 8, 2016	20.0 million
January 4, 2017	February 6, 2017	10.0 million
March 31, 2017	May 19, 2017	10.0 million
June 30, 2017	August 7, 2017	10.0 million
October 2, 2017	November 6, 2017	10.0 million
January 3, 2018	February 8, 2018	10.0 million
June 18, 2018	August 9, 2018	10.0 million
September 17, 2018	October 31, 2018	10.0 million
December 12, 2018	February 7, 2019	10.0 million
February 25, 2019	May 17, 2019	25.0 million
March 18, 2019	May 17, 2019	10.0 million
June 4, 2019	August 7, 2019	25.0 million
June 17, 2019	August 7, 2019	20.0 million
September 16, 2019	November 6, 2019	20.0 million
December 6, 2019	February 5, 2020	25.0 million
December 16, 2019	February 5, 2020	15.0 million
March 12, 2020	March 19, 2020	20.0 million
March 30, 2021	May 21, 2021	10.0 million
June 16, 2021	November 5, 2021	10.0 million
December 16, 2021	August 3, 2022	5.0 million
December 27, 2022	February 22, 2023	10.0 million

The following table presents information with respect to the Company’s purchases of its common stock since adoption of the Repurchase Plans through March 31, 2023:

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
10.1

Amended and Restated Senior Secured Revolving Credit Agreement, dated as of April 19, 2023, between MidCap Financial Investment Corporation, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (8)

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
(6)
Incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K, filed on August 12, 2022.
(7)
Incorporated by reference to Exhibit 3.3 to the Registrant's Form 8-K, filed on August 12, 2022.
(8)
Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K, filed on April 20, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 2, 2023.

MIDCAP FINANCIAL INVESTMENT CORPORATION

By:	/s/ TANNER POWELL
Tanner Powell
Chief Executive Officer

By:	/s/ GREGORY W. HUNT
Gregory W. Hunt
Chief Financial Officer and Treasurer

By:	/s/ AMIT JOSHI
Amit Joshi
Chief Accounting Officer and Assistant Treasurer