Form 10-Q
period 2023-06-30
MidCap Financial Investment Corp
filed 2023-08-02
CIK 1278752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of August 1, 2023 was 65,253,275.

MIDCAP FINANCIAL INVESTMENT CORPORATION

PART I. FINANCIAL INFORMATION

In this report, the terms the “Company,” “MFIC,” “we,” “us,” and “our” refer to MidCap Financial Investment Corporation unless the context specifically states otherwise.

Item 1. Financial Statements

MIDCAP FINANCIAL INVESTMENT CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

(In thousands, except share and per share data)

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost — $2,065,378 and $2,019,573, respectively)	$2,007,346	$1,960,199
Non-controlled/affiliated investments (cost — $151,187 and $121,307, respectively)	79,338	49,141
Controlled investments (cost — $400,911 and $466,294, respectively)	322,603	388,780
Cash and cash equivalents	49,369	84,713
Foreign currencies (cost — $842 and $2,404, respectively)	828	2,378
Receivable for investments sold	2,857	3,100
Interest receivable	15,175	17,169
Dividends receivable	3,138	4,836
Deferred financing costs	21,856	13,403
Prepaid expenses and other assets	738	1,797
Total Assets	$2,503,248	$2,525,516

Liabilities
Debt	$1,482,515	$1,483,394
Payable for investments purchased	333	—
Distributions payable	—	24,217
Management and performance-based incentive fees payable	10,454	9,060
Interest payable	10,497	13,546
Accrued administrative services expense	1,801	748
Other liabilities and accrued expenses	5,971	6,445
Total Liabilities	$1,511,571	$1,537,410
Commitments and contingencies (Note 8)
Net Assets	$991,677	$988,106

Net Assets
Common stock, $0.001 par value (130,000,000 shares authorized; 65,253,275 and 65,451,359 shares issued and outstanding, respectively)	$65	$65
Capital in excess of par value	2,104,823	2,107,120
Accumulated under-distributed (over-distributed) earnings	(1,113,211)	(1,119,079)
Net Assets	$991,677	$988,106

Net Asset Value Per Share	$15.20	$15.10

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Investment Income
Non-controlled/non-affiliated investments:
Interest income (excluding Payment-in-kind (“PIK”) interest income)	$61,826	$42,448	$121,846	$85,766
Dividend income	115	25	137	26
PIK interest income	339	414	668	645
Other income	1,034	276	2,969	1,579
Non-controlled/affiliated investments:
Interest income (excluding PIK interest income)	282	48	560	96
Dividend income	—	311	—	642
PIK interest income	32	19	60	38
Other income	—	—	—	—
Controlled investments:
Interest income (excluding PIK interest income)	4,547	9,101	9,036	18,215
Dividend income	—	—	—	—
PIK interest income	441	522	869	897
Other income	—	240	250	240
Total Investment Income	$68,616	$53,404	$136,395	$108,144
Expenses
Management fees	$4,334	$8,949	$8,598	$17,887
Performance-based incentive fees	6,120	1,396	12,316	2,439
Interest and other debt expenses	26,002	16,377	50,768	30,657
Administrative services expense	1,425	1,286	2,848	2,695
Other general and administrative expenses	2,236	2,206	4,492	4,571
Total expenses	40,117	30,214	79,022	58,249
Management and performance-based incentive fees waived	—	—	—	—
Performance-based incentive fee offset	—	(75)	(274)	(143)
Expense reimbursements	(351)	(228)	(686)	(342)
Net Expenses	$39,766	$29,911	$78,062	$57,764
Net Investment Income	$28,850	$23,493	$58,333	$50,380
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses):
Non-controlled/non-affiliated investments	$(161)	$314	$(1,038)	$1,071
Non-controlled/affiliated investments	—	—	—	—
Controlled investments	—	—	—	—
Foreign currency transactions	(4)	(22)	38	(2,800)
Net realized gains (losses)	(165)	292	(1,000)	(1,729)
Net change in unrealized gains (losses):
Non-controlled/non-affiliated investments	1,386	(11,315)	1,342	(12,970)
Non-controlled/affiliated investments	(916)	(3,490)	316	(7,100)
Controlled investments	(2,109)	(7,575)	(794)	(27,458)
Foreign currency translations	(1,641)	4,254	(2,661)	8,774
Net change in unrealized gains (losses)	(3,280)	(18,126)	(1,797)	(38,754)
Net Realized and Change in Unrealized Gains (Losses)	$(3,445)	$(17,834)	$(2,797)	$(40,483)
Net Increase (Decrease) in Net Assets Resulting from Operations	$25,405	$5,659	$55,536	$9,897
Earnings (Loss) Per Share — Basic	$0.39	$0.09	0.85	0.16

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

(In thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operations
Net investment income	$28,850	$23,493	$58,333	$50,380
Net realized gains (losses)	(165)	292	(1,000)	(1,729)
Net change in unrealized gains (losses)	(3,280)	(18,126)	(1,797)	(38,754)
Net Increase (Decrease) in Net Assets Resulting from Operations	$25,405	$5,659	$55,536	$9,897

Distributions to Shareholders
Distribution of net investment income	$(24,799)	$(22,867)	$(49,668)	$(45,779)
Distribution of return of capital	—	—	—	—
Net Decrease in Net Assets Resulting from Distributions to Shareholders	$(24,799)	$(22,867)	$(49,668)	$(45,779)

Capital Share Transactions
Repurchase of common stock	$(2,297)	$(1,638)	$(2,297)	$(2,407)
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	$(2,297)	$(1,638)	$(2,297)	$(2,407)

Net Assets
Net increase (decrease) in net assets during the period	$(1,691)	$(18,845)	$3,571	$(38,289)
Net assets at beginning of period	993,368	1,004,832	988,106	1,024,276
Net Assets at End of Period	$991,677	$985,987	$991,677	$985,987

Capital Share Activity
Shares repurchased during the period	(198,084)	(128,522)	(198,084)	(189,127)
Shares issued and outstanding at beginning of period	65,451,359	63,647,240	65,451,359	63,707,845
Shares Issued and Outstanding at End of Period	65,253,275	63,518,718	65,253,275	63,518,718

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2023	2022
Operating Activities
Net increase (decrease) in net assets resulting from operations	$55,536	$9,897
Net realized (gains) losses	1,000	1,729
Net change in unrealized (gains) losses	1,797	38,754
Net amortization of premiums and accretion of discounts on investments	(4,587)	(5,111)
Accretion of discount on notes	302	302
Amortization of deferred financing costs	2,610	2,571
Increase in gains/(losses) from foreign currency transactions	37	(2,800)
PIK interest and dividends capitalized	(1,602)	(1,333)
Purchases of investments	(252,325)	(447,272)
Proceeds from sales and repayments of investments	247,750	445,413
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable	1,994	(6,657)
Decrease (increase) in dividends receivable	1,698	(642)
Decrease (increase) in prepaid expenses and other assets	1,059	(893)
Increase (decrease) in management and performance-based incentive fees payable	1,394	(4,297)
Increase (decrease) in interest payable	(3,049)	(22)
Increase (decrease) in accrued administrative services expense	1,053	874
Increase (decrease) in other liabilities and accrued expenses	(474)	340
Net Cash Used in/Provided by Operating Activities	$54,193	$30,853
Financing Activities
Issuances of debt	$106,194	$212,689
Payments of debt	(110,244)	(194,073)
Financing costs paid and deferred	(10,867)	—
Repurchase of common stock	(2,297)	(2,408)
Distributions paid	(73,885)	(45,912)
Net Cash Used in/Provided by Financing Activities	$(91,099)	$(29,704)

Cash, Cash Equivalents and Foreign Currencies
Net increase (decrease) in cash, cash equivalents and foreign currencies during the period	$(36,906)	$1,149
Effect of foreign exchange rate changes on cash and cash equivalents	12	(154)
Cash, cash equivalents and foreign currencies at beginning of period	87,091	34,467
Cash, Cash Equivalents and Foreign Currencies at the End of Period	$50,197	$35,462

Supplemental Disclosure of Cash Flow Information
Cash interest paid	$50,855	$27,654

Non-Cash Activity
PIK income	$1,597	$1,580

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (37)	Fair Value (1)(38)
Advertising, Printing & Publishing
FingerPaint Marketing
KL Charlie Acquisition Company	First Lien Secured Debt	SOFR+635, 1.00% Floor	12/30/26	$23,400	$23,105	$22,874	(9)(31)
	First Lien Secured Debt	SOFR+685, 1.00% Floor	12/30/26	404	397	397	(9)(31)
	First Lien Secured Debt	SOFR+685, 1.00% Floor	12/30/26	315	309	308	(9)(31)
	First Lien Secured Debt - Revolver	P+525	12/30/26	1,962	1,509	1,486	(9)(21)(23)(28)
KL Charlie Co-Invest, L.P.	Common Equity - Common Stock	N/A	N/A	218,978 Shares	219	431	(9)(13)
					25,539	25,496
Hero Digital
HRO (Hero Digital) Holdings, LLC	First Lien Secured Debt	SOFR+610, 1.00% Floor	11/18/28	19,281	18,979	18,508	(9)(31)
	First Lien Secured Debt	SOFR+600, 1.00% Floor	11/18/28	7,660	(42)	(307)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+610, 1.00% Floor	11/18/26	2,553	2,483	2,415	(9)(20)(21)(23) (31)
HRO Holdings I LP	Common Equity - Common Stock	N/A	N/A	213 Shares	213	110	(9)(13)
					21,633	20,726
		Total Advertising, Printing & Publishing			$47,172	$46,222
Automotive
Club Car Wash
Club Car Wash Operating, LLC	First Lien Secured Debt	SOFR+715, 1.00% Floor	06/16/27	$28,358	$26,700	$26,590	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+715, 1.00% Floor	06/16/27	1,625	1,605	1,597	(9)(23)(31)
					28,305	28,187
Crowne Automotive
Vari-Form Group, LLC	First Lien Secured Debt	11.00% (7.00% Cash plus 4.00% PIK)	02/02/23	5,860	893	264	(9)(11)(14)
Vari-Form Inc.	First Lien Secured Debt	11.00% (7.00% Cash plus 4.00% PIK)	02/02/23	2,110	391	95	(9)(11)(14)
					1,284	359
K&N Parent, Inc.
K&N Holdco, LLC	Common Equity - Common Stock	N/A	N/A	77,622 Shares	23,621	1,423	(13)
Truck-Lite Co., LLC
TL Lighting Holdings, LLC	Common Equity - Equity	N/A	N/A	350 Shares	350	402	(9)(13)
Truck-Lite Co., LLC	First Lien Secured Debt	SOFR+635, 1.00% Floor	12/14/26	31,572	31,165	30,987	(9)(32)
	First Lien Secured Debt - Revolver	SOFR+625, 1.00% Floor	12/13/24	3,052	—	(27)	(8)(9)(20)(21) (23)
					31,515	31,362
		Total Automotive			$84,725	$61,331

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (37)	Fair Value (1)(38)
Aviation and Consumer Transport
Merx Aviation Finance, LLC
Merx Aviation Finance, LLC (5)	First Lien Secured Debt - Revolver	10.00%	10/31/23	$204,677	$81,075	$81,075	(20)(23)
	Common Equity - Membership Interests	N/A	N/A		146,500	111,815	(24)
					227,575	192,890
Primeflight
PrimeFlight Acquisition, LLC	First Lien Secured Debt	SOFR+685, 1.00% Floor	05/01/29	5,000	4,852	4,850	(9)(32)
		Total Aviation and Consumer Transport			$232,427	$197,740
Beverage, Food & Tobacco
Berner Foods
Berner Food & Beverage, LLC	First Lien Secured Debt	SOFR+565, 1.00% Floor	07/30/27	$30,574	$30,079	$29,198	(9)(31)
	First Lien Secured Debt - Revolver	P+450	07/30/26	1,320	1,300	1,260	(9)(21)(23)(28)
	First Lien Secured Debt - Revolver	SOFR+565, 1.00% Floor	07/30/26	1,562	554	506	(9)(21)(23)(31)
					31,933	30,964
Bolthouse Farms
Wm. Bolthouse Farms, Inc.	Common Equity - Equity Interests	N/A	N/A	1,086,122 Shares	1,147	1,032	(13)
Hive
FCP-Hive Holdings, LLC	Preferred Equity - Preferred Equity	N/A	N/A	589 Shares	448	202	(9)(13)
	Common Equity - Common Stock	N/A	N/A	589 Shares	3	—	(9)(13)
Hive Intermediate, LLC	First Lien Secured Debt	SOFR+410 Cash plus 2.00% PIK, 1.00% Floor	09/22/27	15,947	15,725	15,229	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+410 Cash plus 2.00% PIK, 1.00% Floor	09/22/27	2,326	594	521	(9)(21)(23)(30)
					16,770	15,952
Orgain, Inc.
Butterfly Fighter Co-Invest, L.P.	Common Equity - Membership Interests	N/A	N/A	490,000 Shares	90	931
Rise Baking
Ultimate Baked Goods Midco LLC	First Lien Secured Debt	SOFR+635, 1.00% Floor	08/13/27	26,355	25,884	25,536	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+625, 1.00% Floor	08/13/27	3,243	(57)	(101)	(8)(9)(20)(21) (23)
					25,827	25,435
Turkey Hill
IC Holdings LLC	Common Equity - Series A Units	N/A	N/A	169 Shares	169	166	(9)(13)
THLP CO. LLC	First Lien Secured Debt	SOFR+600 Cash plus 2.00% PIK, 1.00% Floor	05/31/25	25,687	25,502	25,430	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+600 Cash plus 2.00% PIK, 1.00% Floor	05/31/24	4,494	3,439	3,409	(9)(20)(21)(23) (31)(32)
					29,110	29,005
		Total Beverage, Food & Tobacco			$104,877	$103,319

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (37)	Fair Value (1)(38)
Business Services
Accelerate Learning
Eagle Purchaser, Inc.	First Lien Secured Debt	SOFR+675, 1.00% Floor	03/22/30	$4,334	$3,299	$3,369	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+675, 1.00% Floor	03/22/29	658	113	120	(9)(21)(23)(31)
					3,412	3,489
Access Information
Access CIG, LLC	Second Lien Secured Debt	L+775, 0.00% Floor	02/27/26	15,900	15,854	15,659	(33)
AlpineX
Alpinex Opco, LLC	First Lien Secured Debt	SOFR+626, 1.00% Floor	12/27/27	16,940	16,623	16,601	(9)(31)
	First Lien Secured Debt	SOFR+600, 1.00% Floor	12/27/27	4,441	4,371	4,375	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	12/27/27	1,489	565	573	(9)(21)(23)(31)
					21,559	21,549
Ambrosia Buyer Corp.
Ambrosia Buyer Corp.	Second Lien Secured Debt	8.00%	08/28/25	21,429	17,307	4,811	(14)
AML Rightsource
Gabriel Partners, LLC	First Lien Secured Debt	SOFR+585, 1.00% Floor	09/21/26	30,888	30,484	30,264	(9)(30)
	First Lien Secured Debt - Revolver	P+475	09/21/26	665	123	116	(9)(21)(23)(28)
					30,607	30,380
Continuum
Continuum Global Solutions, LLC	Preferred Equity - Preferred Equity	N/A	N/A	775 Shares	78	78	(9)(13)
Electro Rent Corporation
Electro Rent Corporation	Second Lien Secured Debt	L+900, 1.00% Floor	01/31/25	34,235	33,999	33,893	(9)(34)(35)
Elo Touch
TGG TS Acquisition Company	First Lien Secured Debt - Revolver	L+650, 0.00% Floor	12/14/23	1,750	—	(9)	(8)(21)(23)
Escalent
M&M OPCO, LLC	First Lien Secured Debt	SOFR+810, 1.00% Floor	04/07/29	9,500	9,225	9,215	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+800, 1.00% Floor	04/07/29	476	(14)	(14)	(8)(9)(21)(23)
					9,211	9,201
Go1
Apiom, Inc.	First Lien Secured Debt	SOFR+745, 2.00% Floor	05/02/28	2,500	2,482	2,481	(9)(17)(30)
HMA
Health Management Associates Superholdings, Inc.	First Lien Secured Debt	SOFR+650, 1.00% Floor	03/30/29	4,716	4,096	4,090	(9)(21)(23)(30)
	First Lien Secured Debt - Revolver	SOFR+650, 1.00% Floor	03/30/29	284	(8)	(9)	(8)(9)(20)(21) (23)
					4,088	4,081

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (37)	Fair Value (1)(38)
IRP
Precision Refrigeration & Air Conditioning LLC	First Lien Secured Debt	SOFR+690, 1.00% Floor	03/08/28	11,094	10,887	10,789	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+690, 1.00% Floor	03/08/28	1,705	541	521	(9)(21)(23)(31)
SMC IR Holdings, LLC	Common Equity - Common Stock	N/A	N/A	138 Shares	155	303	(9)
					11,583	11,613
Jacent
Jacent Strategic Merchandising	First Lien Secured Debt	SOFR+575 Cash plus 1.50% PIK, 1.00% Floor	04/23/24	22,214	22,160	21,629	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+725, 1.00% Floor	04/23/24	3,500	3,449	3,395	(9)(21)(23)(30)
	Common Equity - Common Stock	N/A	N/A	5,000 Shares	500	45	(9)(13)
JSM Equity Investors, L.P.	Preferred Equity - Class P Partnership Units	N/A	N/A	114 Shares	11	11	(9)(13)
					26,120	25,080
Jones & Frank
JF Acquisition, LLC	First Lien Secured Debt	SOFR+560, 1.00% Floor	07/31/26	13,031	12,934	12,833	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+560, 1.00% Floor	07/31/26	1,569	1,368	1,357	(9)(21)(23)(31)
					14,302	14,190
Naviga
Naviga Inc. (fka Newscycle Solutions, Inc.)	First Lien Secured Debt	SOFR+710, 1.00% Floor	12/29/23	13,228	13,183	13,228	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+710, 1.00% Floor	12/29/23	500	443	444	(9)(21)(23)(31)
					13,626	13,672
PSE
Graffiti Buyer, Inc.	First Lien Secured Debt	L+550, 1.00% Floor	08/10/27	8,341	6,845	6,868	(9)(21)(23)(34)
	First Lien Secured Debt - Revolver	P+550	08/10/27	109	107	108	(9)(21)(23)(28)
	First Lien Secured Debt - Revolver	L+550, 1.00% Floor	08/10/27	1,198	379	384	(9)(21)(23)(34)
Graffiti Parent, LP	Common Equity - Common Stock	N/A	N/A	2,439 Shares	244	366	(9)(13)
					7,575	7,726
PSI Services, LLC
Lifelong Learner Holdings, LLC	First Lien Secured Debt	L+575, 1.00% Floor	10/19/26	33,541	33,210	32,071	(9)(34)
	First Lien Secured Debt - Revolver	L+575, 1.00% Floor	10/20/25	2,985	2,958	2,882	(9)(21)(23)(34)
					36,168	34,953
SEER
GS SEER Group Borrower LLC	First Lien Secured Debt	SOFR+675, 1.00% Floor	04/29/30	4,633	3,121	3,118	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+675, 1.00% Floor	04/30/29	367	(11)	(11)	(8)(9)(21)(23)
GS SEER Group Holdings, LLC	Common Equity - Common Stock	N/A	N/A	42 Shares	42	42	(9)(13)(24)
					3,152	3,149

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (37)	Fair Value (1)(38)
Soliant
Soliant Health, Inc.	Common Equity - Membership Interests	N/A	N/A	300 Shares	300	1,450	(9)
Trench Plate
Trench Plate Rental Co.	First Lien Secured Debt	SOFR+560, 1.00% Floor	12/03/26	18,000	17,779	17,730	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+560, 1.00% Floor	12/03/26	1,818	570	564	(9)(20)(21)(23) (31)
Trench Safety Solutions Holdings, LLC	Common Equity - Common Stock	N/A	N/A	331 Shares	50	43	(9)(13)
					18,399	18,337
US Legal Support
US Legal Support Investment Holdings, LLC	Common Equity - Series A-1 Units	N/A	N/A	631,972 Shares	632	727	(9)(13)
USLS Acquisition, Inc.	First Lien Secured Debt	SOFR+575, 1.00% Floor	12/02/24	23,693	23,550	23,371	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+575, 1.00% Floor	12/02/24	1,608	786	782	(9)(20)(21)(23) (31)
					24,968	24,880
Wilson Language Training
Owl Acquisition, LLC	First Lien Secured Debt	SOFR+550, 1.00% Floor	02/04/28	9,635	9,477	9,538	(9)(32)
Owl Parent Holdings, LLC	Common Equity - Common Stock	N/A	N/A	100 Shares	99	151	(9)(13)
					9,576	9,689
		Total Business Services			$304,366	$290,352
Chemicals, Plastics & Rubber
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon
Carbonfree Chemicals Holdings LLC (4)	Common Equity - Common Equity / Interest	N/A	N/A	1,246 Shares	$56,505	$18,902	(13)(16)(24)
FC2 LLC (4)	Common Equity - Common Stock	N/A	N/A	5 Shares	—	—	(24)
	Secured Debt - Promissory Note	6.50%	10/14/27	12,500	12,500	12,500
					69,005	31,402
Westfall Technik, Inc.
Westfall Technik, Inc.	First Lien Secured Debt	SOFR+690, 1.00% Floor	09/13/24	21,193	21,082	20,825	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+690, 1.00% Floor	09/13/24	2,039	2,030	2,004	(9)(23)(31)
					23,112	22,829
		Total Chemicals, Plastics & Rubber			$92,117	$54,231
Construction & Building
Allstar Holdings
Athlete Buyer, LLC	First Lien Secured Debt	SOFR+610, 1.00% Floor	04/26/29	$4,348	$2,638	$2,635	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+610, 1.00% Floor	04/26/29	652	36	36	(9)(21)(23)(31)
					2,674	2,671

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (37)	Fair Value (1)(38)
Englert
Gutter Buyer, Inc.	First Lien Secured Debt	SOFR+635, 1.00% Floor	03/06/25	28,819	28,601	28,064	(9)(31)
	First Lien Secured Debt - Revolver	P+525	03/06/24	2,727	2,573	2,546	(9)(20)(21)(23) (28)
Gutter Holdings, LP	Common Equity - Common Stock	N/A	N/A	500 Shares	500	186	(9)
					31,674	30,796
Pave America
Pavement Partners Interco, LLC	First Lien Secured Debt	SOFR+690, 1.00% Floor	02/07/28	10,088	9,805	9,836	(9)(31)
	First Lien Secured Debt	SOFR+690, 1.00% Floor	02/07/28	1,445	(18)	(36)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+690, 1.00% Floor	02/07/28	942	602	605	(9)(21)(23)(31)
					10,389	10,405
Yak Access
Yak Access LLC	First Lien Secured Debt - Revolver	SOFR+486, 1.00% Floor	09/10/27	5,000	1,180	1,175	(9)(21)(23)(30)
		Total Construction & Building			$45,917	$45,047
Consumer Goods - Durable
A&V
A&V Holdings Midco, LLC	First Lien Secured Debt - Revolver	SOFR+450, 1.00% Floor	03/10/25	$1,505	$404	$418	(21)(23)(30)
KDC
KDC US Holdings	First Lien Secured Debt - Revolver	SOFR+325, 0.00% Floor	12/21/23	6,020	935	901	(20)(21)(23) (30)
KLO Holdings, LLC
1244311 B.C. Ltd. (4)	First Lien Secured Debt	SOFR+500, 1.00% Floor	09/30/25	2,978	2,978	2,840	(17)(30)
	First Lien Secured Debt	SOFR+500 PIK, 1.00% Floor	09/30/25	1,186	1,186	1,125	(17)(30)
	Common Equity - Common Stock	N/A	N/A	1,000,032 Shares	1,000	785	(2)(13)(17)(24)
					5,164	4,750
NSi Industries
Wildcat BuyerCo, Inc.	First Lien Secured Debt	SOFR+575, 1.00% Floor	02/27/26	9,626	9,331	9,531	(31)
	First Lien Secured Debt	SOFR+500, 1.00% Floor	02/27/26	7,318	7,244	7,247	(31)
	First Lien Secured Debt - Revolver	SOFR+575, 1.00% Floor	02/27/26	725	(7)	(7)	(8)(20)(21)(23)
Wildcat Parent LP	Common Equity - Common Stock	N/A	N/A	1,070 Shares	107	247	(13)
					16,675	17,018
Sorenson Holdings, LLC
Sorenson Holdings, LLC	Common Equity - Membership Interests	N/A	N/A	587 Shares	—	592	(13)
		Total Consumer Goods – Durable			$23,178	$23,679

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (37)	Fair Value (1)(38)
Consumer Goods - Non-durable
3D Protein
Protein For Pets Opco, LLC	First Lien Secured Debt - Revolver	L+450, 1.00% Floor	05/31/24	$2,219	$(11)	$—	(9)(21)(23)
Dan Dee
Project Comfort Buyer, Inc.	First Lien Secured Debt	SOFR+710, 1.00% Floor	02/01/25	22,251	22,075	21,693	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+700, 1.00% Floor	02/01/25	3,462	(24)	(88)	(8)(9)(21)(23)
	Preferred Equity - Preferred Equity	N/A	N/A	491,405 Shares	492	39	(9)(13)
					22,543	21,644
LashCo
Lash OpCo, LLC	First Lien Secured Debt	SOFR+710, 1.00% Floor	03/18/26	42,921	42,323	42,212	(9)(32)
	First Lien Secured Debt - Revolver	SOFR+710, 1.00% Floor	09/18/25	1,612	706	716	(9)(21)(23)(30) (32)
					43,029	42,928
Paladone
Paladone Group Bidco Limited	First Lien Secured Debt	SOFR+560, 1.00% Floor	11/12/27	6,028	5,936	5,939	(9)(17)(31)
	First Lien Secured Debt	SOFR+575, 1.00% Floor	11/12/27	1,883	(9)	(28)	(8)(9)(17)(21) (23)
	First Lien Secured Debt - Revolver	SON+575, 1.00% Floor	11/12/27	£353	(7)	(7)	(8)(9)(17)(21) (23)
	First Lien Secured Debt - Revolver	SOFR+575, 1.00% Floor	11/12/27	1,412	(21)	(21)	(8)(9)(17)(21) (23)
Paladone Group Holdings Limited	Common Equity - Common Stock	N/A	N/A	94,151 Shares	94	80	(9)(13)(17)
					5,993	5,963
Sequential Brands Group, Inc.
Gainline Galaxy Holdings LLC	Common Equity - Common Stock	N/A	N/A	10,854 Shares	2,041	—	(13)(16)(17)
Sequential Avia Holdings LLC	First Lien Secured Debt	L+525, 1.00% Floor	11/12/26	1,225	1,225	1,206	(17)(35)
Sequential Brands Group, Inc.	Second Lien Secured Debt	8.75%	02/07/24	1,293	—	238	(14)(17)
Swisstech IP CO, LLC	First Lien Secured Debt	6% PIK	11/29/24	264	37	258	(17)
					3,303	1,702
Suave
Silk Holdings I Corp.	Common Equity - Common Stock	N/A	N/A	100 Shares	100	100	(9)(13)(24)
Silk Holdings III Corp.	First Lien Secured Debt	SOFR+775, 1.00% Floor	05/01/29	9,900	9,607	9,603	(9)(31)
					9,707	9,703
		Total Consumer Goods – Non-durable			$84,564	$81,940

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (37)	Fair Value (1)(38)
Consumer Services
Activ
Activ Software Holdings, LLC	First Lien Secured Debt	SOFR+650, 1.00% Floor	05/04/27	$29,491	$29,062	$28,753	(9)(32)
	First Lien Secured Debt	SOFR+650, 1.00% Floor	05/04/27	2,793	2,717	2,737	(9)(32)
	First Lien Secured Debt - Revolver	SOFR+650, 1.00% Floor	05/04/27	2,407	(31)	(48)	(8)(9)(21)(23)
					31,748	31,442
Atlas Technical Consultants
GI Apple Midco LLC	First Lien Secured Debt	SOFR+675, 1.00% Floor	04/19/30	4,444	3,520	3,517	(9)(21)(23)(30)
	First Lien Secured Debt - Revolver	P+675	04/19/29	40	39	38	(9)(21)(23)(28)
	First Lien Secured Debt - Revolver	SOFR+675, 1.00% Floor	04/19/29	516	104	104	(9)(20)(21)(23) (30)
					3,663	3,659
Bird
Bird US Opco, LLC	First Lien Secured Debt	SOFR+760, 1.00% Floor	01/13/25	12,702	12,542	12,607	(9)(30)
Clarus Commerce
Marlin DTC-LS Midco 2, LLC	First Lien Secured Debt	L+650, 1.00% Floor	07/01/25	21,492	21,294	21,286	(34)
	First Lien Secured Debt - Revolver	L+650, 1.00% Floor	07/01/25	685	—	(7)	(8)(21)(23)
					21,294	21,279
Go Car Wash
Go Car Wash Management Corp.	First Lien Secured Debt	SOFR+635, 1.00% Floor	12/31/26	11,087	10,958	10,874	(9)(30)
	First Lien Secured Debt	SOFR+635, 1.00% Floor	10/21/23	2,496	337	416	(9)(21)(23)(30)
	First Lien Secured Debt	SOFR+625, 1.00% Floor	12/31/26	12,725	(216)	(246)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+635, 1.00% Floor	12/31/26	417	165	158	(9)(21)(23)(30)
					11,244	11,202
Lending Point
LendingPoint LLC	First Lien Secured Debt	SOFR+1065, 1.00% Floor	12/30/26	32,500	32,175	32,178	(9)(31)
	First Lien Secured Debt	SOFR+590, 1.00% Floor	12/30/26	4,167	4,138	4,126	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+590, 1.00% Floor	12/30/26	8,333	8,282	8,253	(9)(23)(31)
					44,595	44,557
Renovo
HomeRenew Buyer, Inc.	First Lien Secured Debt	SOFR+650, 1.00% Floor	11/23/27	15,400	15,172	15,015	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+650, 1.00% Floor	11/23/27	1,958	1,535	1,517	(9)(21)(23)(30)
					16,707	16,532
The Club Company
Eldrickco Limited	First Lien Secured Debt	SON+603, 0.50% Floor	11/26/25	£14,914	14,666	14,437	(9)(17)(21)(23) (29)
	First Lien Secured Debt - Revolver	SON+603, 0.50% Floor	11/26/25	£356	414	444	(9)(17)(23)(29)
	First Lien Secured Debt - Revolver	SON+603, 0.50% Floor	05/26/25	£345	—	(7)	(8)(9)(17)(21) (23)
					15,080	14,874

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (37)	Fair Value (1)(38)
US Auto
Auto Pool 2023 Trust (Del. Stat. Trust) (4)	Structured Products and Other - Membership Interests	N/A	02/28/29	N/A	29,947	29,370	(9)(25)
		Total Consumer Services			$186,820	$185,522
Diversified Investment Vehicles, Banking, Finance, Real Estate
Celink
Compu-Link Corporation	First Lien Secured Debt - Revolver	SOFR+550, 1.00% Floor	06/11/24	$2,273	$(10)	$(11)	(8)(9)(21)(23)
Peer Advisors, LLC	First Lien Secured Debt	SOFR+560, 1.00% Floor	06/11/24	12,841	12,785	12,778	(9)(30)
					12,775	12,767
Definiti LLC
Greylock Holdings LLC	Common Equity - Common Stock	N/A	N/A	100,000 Shares	100	100	(9)(13)(24)
RHI Acquisition LLC	First Lien Secured Debt	SOFR+660, 1.00% Floor	03/16/29	9,225	6,355	6,308	(9)(21)(23)(32)
	First Lien Secured Debt - Revolver	SOFR+650, 1.00% Floor	03/16/29	660	(19)	(20)	(8)(9)(21)(23)
					6,436	6,388
Golden Bear
Golden Bear 2016-R, LLC (4)	Structured Products and Other - Membership Interests	N/A	09/20/42	N/A	17,103	11,067	(3)(17)
Purchasing Power, LLC
Purchasing Power Funding I, LLC	First Lien Secured Debt - Revolver	L+710, 0.00% Floor	02/24/25	9,113	6,173	6,173	(9)(21)(23)(33)
Spectrum Automotive
Shelby 2021 Holdings Corp.	First Lien Secured Debt	SOFR+601, 0.75% Floor	06/29/28	11,205	11,074	11,037	(9)(31)
	First Lien Secured Debt	SOFR+601, 0.75% Floor	06/29/28	3,118	2,530	2,521	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+601, 0.75% Floor	06/29/27	420	(4)	(6)	(8)(9)(21)(23)
					13,600	13,552
'Total Diversified Investment Vehicles, Banking, Finance, Real Estate					$56,087	$49,947
Education
NFA Group
SSCP Spring Bidco Limited	First Lien Secured Debt	SON+575, 0.50% Floor	07/30/25	£30,000	$36,496	$37,830	(9)(17)(29)
		Total Education			$36,496	$37,830
Energy - Electricity
Renew Financial LLC (f/k/a Renewable Funding, LLC)
AIC SPV Holdings II, LLC (4)	Preferred Equity - Preferred Stock	N/A	N/A	534,375 Shares	$534	$152	(15)(17)(24)
Renew Financial LLC (f/k/a Renewable Funding, LLC) (4)	Preferred Equity - Preferred Equity	N/A	N/A	1,000,000 Shares	1,000	1,902	(13)(17)(24)
	Preferred Equity - Series B Preferred Stock	N/A	N/A	1,505,868 Shares	8,343	—	(13)(17)(24)
	Preferred Equity - Series D Preferred Stock	N/A	N/A	436,689 Shares	5,568	—	(13)(17)(24)
	Common Equity - Common Stock	N/A	N/A	441,576 Shares	1,902	—	(13)(17)(24)
Renew JV LLC (4)	Common Equity - Membership Interests	N/A	N/A	350,081 Shares	350	435	(13)(17)(24)
					17,697	2,489

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (37)	Fair Value (1)(38)
Solarplicity Group Limited (f/k/a AMP Solar UK)
Solarplicity UK Holdings Limited	First Lien Secured Debt	4.00%	03/08/23	£5,562	7,231	2,055	(11)(14)(17)
	Preferred Equity - Preferred Stock	N/A	N/A	4,286 Shares	5,623	—	(2)(13)(17)
	Common Equity - Ordinary Shares	N/A	N/A	2,825 Shares	4	—	(2)(13)(17)
					12,858	2,055
		Total Energy – Electricity			$30,555	$4,544
Energy - Oil & Gas
Pelican
Pelican Energy, LLC (4)	Common Equity - Membership Interests	N/A	N/A	1,444 Shares	$12,271	$260	(13)(16)(17)(24)
Spotted Hawk
SHD Oil & Gas, LLC (5)	Common Equity - Series C Units	N/A	N/A	50,952,525 Shares	43,454	300	(13)(16)(24)
	Common Equity - Series A Units	N/A	N/A	7,600,000 Shares	1,411	—	(13)(16)(24)
					44,865	300
		Total Energy – Oil & Gas			$57,136	$560
Healthcare & Pharmaceuticals
83bar
83Bar, Inc.	First Lien Secured Debt	SOFR+586, 1.50% Floor	07/02/26	$3,333	$3,324	$3,275	(9)(30)
Akoya
Akoya Biosciences, Inc.	First Lien Secured Debt	SOFR+691, 2.50% Floor	11/01/27	19,125	19,124	19,125	(9)(30)
	First Lien Secured Debt	SOFR+691, 2.50% Floor	11/01/27	3,375	(10)	—	(9)(23)
					19,114	19,125
Alcami
Alcami Corporation	First Lien Secured Debt	SOFR+700, 1.00% Floor	12/21/28	8,863	7,893	7,912	(9)(21)(23)(30)
	First Lien Secured Debt - Revolver	SOFR+700, 1.00% Floor	12/21/28	1,096	(35)	(33)	(8)(9)(21)(23)
					7,858	7,879
Analogic
Analogic Corporation	First Lien Secured Debt	SOFR+540, 1.00% Floor	06/22/24	17,622	17,569	17,622	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+540, 1.00% Floor	06/22/24	1,826	1,356	1,353	(9)(21)(23)(31)
					18,925	18,975
Carbon6
Carbon6 Technologies, Inc.	First Lien Secured Debt	SOFR+685, 1.00% Floor	08/01/27	2,500	2,490	2,488	(9)(30)
	First Lien Secured Debt	SOFR+675, 1.00% Floor	08/01/27	10,000	—	(75)	(8)(9)(23)
	Preferred Equity - Preferred Equity	N/A	N/A	280,899 Shares	250	250	(9)(13)(24)
					2,740	2,663
Cato Research
LS Clinical Services Holdings, Inc.	First Lien Secured Debt	SOFR+675, 1.00% Floor	12/16/27	12,928	12,684	12,588	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+675, 1.00% Floor	12/16/26	1,875	1,841	1,829	(9)(23)(31)
					14,525	14,417

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (37)	Fair Value (1)(38)
Celerion
Celerion Buyer, Inc.	First Lien Secured Debt	SOFR+650, 0.75% Floor	11/05/29	9,320	7,783	7,808	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+650, 0.75% Floor	11/03/28	639	(17)	(16)	(8)(9)(21)(23)
					7,766	7,792
Cerus
Cerus Corporation	First Lien Secured Debt	SOFR+660, 1.80% Floor	03/01/28	16,500	16,467	16,418	(9)(17)(30)
	First Lien Secured Debt	SOFR+650, 1.00% Floor	03/01/28	6,000	(28)	(30)	(8)(9)(17)(23)
	First Lien Secured Debt - Revolver	SOFR+385, 1.00% Floor	03/01/28	2,000	914	912	(9)(17)(21)(23) (30)
					17,353	17,300
CNSI
CNSI Holdings, LLC	First Lien Secured Debt	SOFR+650, 0.50% Floor	12/17/28	17,910	17,339	17,283	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+650, 0.50% Floor	12/17/27	2,000	(62)	(70)	(8)(9)(21)(23)
					17,277	17,213
Compass Health
Roscoe Medical, Inc	First Lien Secured Debt	SOFR+625, 1.00% Floor	09/30/24	7,506	7,236	7,168	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+625, 1.00% Floor	09/30/24	1,393	931	921	(9)(21)(23)(30)
					8,167	8,089
EmpiRx
EmpiRx Health LLC	First Lien Secured Debt	SOFR+510, 1.00% Floor	08/05/27	8,955	8,825	8,887	(9)(32)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	08/05/27	909	(13)	(7)	(8)(9)(20)(21) (23)
					8,812	8,880
Forge Biologics
Forge Biologics, Inc.	First Lien Secured Debt	SOFR+711, 0.50% Floor	12/03/26	20,000	19,933	19,834	(9)(30)
	First Lien Secured Debt	SOFR+675, 0.50% Floor	12/03/26	6,667	(23)	(55)	(8)(9)(23)
					19,910	19,779
Gateway Services
Gateway US Holdings, Inc.	First Lien Secured Debt	SOFR+650, 0.75% Floor	09/22/26	9,657	9,514	9,448	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+650, 0.75% Floor	09/22/26	304	(2)	(5)	(8)(9)(21)(23)
					9,512	9,443
Gossamer
GB001, Inc.	First Lien Secured Debt	SOFR+711, 2.00% Floor	01/01/25	3,677	3,684	3,682	(9)(17)(30)
	First Lien Secured Debt	L+700, 2.00% Floor	01/01/25	24,000	(66)	—	(9)(17)(23)
					3,618	3,682

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (37)	Fair Value (1)(38)
Health & Safety Institute
HSI HALO Acquisition, Inc.	First Lien Secured Debt	SOFR+585, 1.00% Floor	08/31/26	16,184	16,017	15,698	(9)(32)
	First Lien Secured Debt	SOFR+635, 1.00% Floor	08/31/26	2,453	2,408	2,408	(9)(32)
	First Lien Secured Debt - Revolver	SOFR+585, 1.00% Floor	09/02/25	813	674	664	(9)(21)(23)(30)
	Common Equity - Common Stock	N/A	N/A	500 Shares	500	1,371	(9)(13)
HSI Halo Holdings, LLC	Common Equity - Common Stock	N/A	N/A	104 Shares	16	14	(9)(24)
	Unsecured Debt - Convertible Bond	10.00%	09/28/27	27	27	26	(9)
					19,642	20,181
KureSmart
Clearway Corporation (f/k/a NP/Clearway Holdings, Inc.)	Common Equity - Common Stock	N/A	N/A	133 Shares	133	241	(9)(13)
Kure Pain Holdings, Inc.	First Lien Secured Debt	SOFR+610, 1.00% Floor	08/27/25	21,380	21,264	21,177	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	08/27/24	2,654	(14)	(15)	(8)(9)(21)(23)
					21,383	21,403
LucidHealth
Premier Imaging, LLC	First Lien Secured Debt	SOFR+600, 1.00% Floor	01/02/25	12,378	7,976	7,949	(9)(21)(23)(30)
Mannkind Corporation
Mannkind Corporation	First Lien Secured Debt	SOFR+635, 1.00% Floor	08/01/25	13,867	13,821	13,944	(9)(26)(30)
	Common Equity - Common Stock	N/A	N/A	334,226 Shares	76	1,360	(9)(10)(13)
					13,897	15,304
Maxor National Pharmacy Services, LLC
Maxor National Pharmacy Services, LLC	First Lien Secured Debt	SOFR+700, 1.00% Floor	03/01/29	13,386	12,991	12,985	(9)(32)
	First Lien Secured Debt - Revolver	SOFR+700, 1.00% Floor	03/01/29	1,530	568	566	(9)(21)(23)(31)
Maxor Topco, L.P.	Preferred Equity - Preferred Equity	N/A	N/A	50,000 Shares	50	61	(9)(13)(24)
					13,609	13,612
Medical Guardian
Medical Guardian, LLC	First Lien Secured Debt	SOFR+635, 1.00% Floor	10/26/26	30,957	30,640	30,521	(9)(30)
	First Lien Secured Debt	SOFR+650, 1.00% Floor	10/26/26	4,762	(20)	(67)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+635, 1.00% Floor	10/26/26	3,810	800	837	(9)(21)(23)(30)
					31,420	31,291
Midwest Vision
Midwest Vision Partners Management, LLC	First Lien Secured Debt	SOFR+665, 1.00% Floor	01/12/27	24,041	21,306	20,782	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+665, 1.00% Floor	01/12/27	612	604	590	(9)(23)(31)
					21,910	21,372
Orchard
Orchard Therapeutics PLC	First Lien Secured Debt	SOFR+605, 1.00% Floor	05/28/26	9,167	9,149	9,166	(9)(17)(30)

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (37)	Fair Value (1)(38)
Paragon 28
Paragon 28, Inc.	First Lien Secured Debt	SOFR+611, 1.00% Floor	05/01/26	10,000	7,484	7,450	(9)(23)(30)
	First Lien Secured Debt - Revolver	SOFR+375, 1.00% Floor	05/01/26	2,000	(8)	(10)	(8)(9)(21)(23)
					7,476	7,440
Partner Therapeutics, Inc
Partner Therapeutics, Inc	Preferred Equity - Preferred Equity	N/A	N/A	55,556 Shares	333	526	(9)(13)
	Warrants - Warrants	N/A	N/A	73	389	337	(9)(13)
					722	863
PHS
PHS Buyer, Inc.	First Lien Secured Debt	SOFR+610, 1.00% Floor	01/31/27	23,978	23,685	23,859	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+610, 1.00% Floor	01/31/27	2,000	901	929	(9)(21)(23)(30)
					24,586	24,788
RHA Health Services
Pace Health Companies, LLC	First Lien Secured Debt	SOFR+465, 1.00% Floor	08/02/25	3,749	3,722	3,734	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+465, 1.00% Floor	08/02/25	500	(18)	(2)	(8)(9)(20)(21) (23)
					3,704	3,732
Rigel Pharmaceuticals
Rigel Pharmaceuticals, Inc.	First Lien Secured Debt	SOFR+576, 1.50% Floor	09/01/26	18,000	17,999	18,000	(9)(30)
Team Select
TS Investors, LLC	First Lien Secured Debt	SOFR+660, 1.00% Floor	05/04/29	1,946	1,884	1,883	(9)(31)
	First Lien Secured Debt	SOFR+650, 1.00% Floor	05/04/29	369	(6)	(6)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+650, 1.00% Floor	05/04/29	185	(6)	(6)	(8)(9)(21)(23)
					1,872	1,871
TELA Bio, Inc.
TELA Bio, Inc.	First Lien Secured Debt	SOFR+635, 1.00% Floor	05/01/27	13,333	13,281	13,333	(9)(30)
	First Lien Secured Debt	SOFR+625, 1.00% Floor	05/01/27	3,333	—	—	(9)(23)
					13,281	13,333
TersSera
TerSera Therapeutics LLC	First Lien Secured Debt	SOFR+675, 1.00% Floor	04/04/29	13,860	13,457	13,445	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+675, 1.00% Floor	04/04/29	1,140	(33)	(34)	(8)(9)(21)(23)
					13,424	13,411
TissueTech
TissueTech, Inc.	First Lien Secured Debt	SOFR+586, 1.00% Floor	04/01/27	12,250	12,203	12,250	(9)(30)
	First Lien Secured Debt	SOFR+586, 1.00% Floor	04/01/27	5,250	—	—	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+400, 1.00% Floor	04/01/27	1,000	(4)	—	(9)(21)(23)
					12,199	12,250

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (37)	Fair Value (1)(38)
Treace
Treace Medical Concepts, Inc.	First Lien Secured Debt	SOFR+610, 1.00% Floor	04/01/27	14,583	14,526	14,219	(9)(17)(27)(30)
	First Lien Secured Debt	SOFR+600, 1.00% Floor	04/01/27	20,417	—	(511)	(8)(9)(17)(23) (27)
	First Lien Secured Debt - Revolver	SOFR+410, 1.00% Floor	04/01/27	3,000	389	310	(9)(17)(21)(23) (27)(30)
					14,915	14,018
Unchained Labs
Unchained Labs, LLC	First Lien Secured Debt	SOFR+555, 1.00% Floor	08/09/27	6,707	4,072	4,076	(9)(21)(23)(30)
	First Lien Secured Debt - Revolver	SOFR+550, 1.00% Floor	08/09/27	726	(10)	(7)	(8)(9)(21)(23)
					4,062	4,069
US Fertility
US Fertility Enterprises, LLC	First Lien Secured Debt	SOFR+660, 1.00% Floor	12/21/27	2,500	2,438	2,438	(9)(32)
ViewRay
ViewRay Inc.	First Lien Secured Debt	P+350	11/01/27	9,583	9,546	8,889	(9)(17)(28)
	First Lien Secured Debt	P+350, 0.00% Floor	11/01/27	4,167	(18)	(302)	(8)(9)(17)(23)
	First Lien Secured Debt - Revolver	P+050	11/01/27	750	(3)	(4)	(8)(9)(17)(21) (23)
					9,525	8,583
WellDyneRx, LLC
WelldyneRX, LLC	First Lien Secured Debt	SOFR+685, 0.75% Floor	03/09/27	17,851	17,554	17,494	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+675, 0.75% Floor	03/09/26	1,923	(26)	(48)	(8)(9)(21)(23)
					17,528	17,446
		Total Healthcare & Pharmaceuticals			$441,618	$441,032
High Tech Industries
Acronis AG
ACRONIS AG	First Lien Secured Debt	SOFR+595, 1.00% Floor	04/01/27	$21,000	$20,947	$21,000	(9)(17)(30)
American Megatrends
AMI US Holdings Inc.	First Lien Secured Debt	SOFR+535, 1.00% Floor	04/01/25	21,154	21,015	21,154	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+535, 0.00% Floor	04/01/24	2,907	340	349	(9)(21)(23)(30)
					21,355	21,503
BarTender
Sigma Buyer LLC	First Lien Secured Debt	SOFR+675, 0.75% Floor	01/04/28	5,985	5,817	5,895	(9)(32)
	First Lien Secured Debt - Revolver	SOFR+675, 0.75% Floor	01/04/28	1,500	(41)	(22)	(8)(9)(21)(23)
					5,776	5,873

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (37)	Fair Value (1)(38)
Calero Holdings, Inc.
Telesoft Holdings, LLC	First Lien Secured Debt	SOFR+575, 1.00% Floor	12/16/25	21,989	21,776	21,496	(30)
	First Lien Secured Debt - Revolver	P+450	12/16/25	174	173	170	(21)(23)(28)
	First Lien Secured Debt - Revolver	SOFR+575, 1.00% Floor	12/16/25	2,098	245	218	(21)(23)(30)
					22,194	21,884
ChyronHego Corporation
ChyronHego Corporation (5)	Preferred Equity - Preferred Equity	N/A	N/A	7,800 Shares	6,001	22,457	(13)(24)
ChyronHego US Holding Corporation (5)	First Lien Secured Debt	SOFR+350, 1.75% Floor	06/30/26	106,906	106,679	106,907	(31)
	First Lien Secured Debt - Revolver	SOFR+600, 1.75% Floor	06/30/26	5,000	—	—	(21)(23)
					112,680	129,362
Dairy.com
Momentx Corporation	First Lien Secured Debt	SOFR+585, 1.00% Floor	06/24/27	15,123	14,907	14,825	(9)(31)
	First Lien Secured Debt	SOFR+635, 1.00% Floor	06/24/27	1,363	1,337	1,358	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+575, 1.00% Floor	06/24/27	1,257	(17)	(26)	(8)(9)(21)(23)
					16,227	16,157
Digital.ai
Digital.ai Software Holdings, Inc.	First Lien Secured Debt	SOFR+710, 1.00% Floor	02/10/27	22,073	21,673	21,521	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+685, 1.00% Floor	02/10/27	2,419	319	290	(9)(21)(23)(31)
					21,992	21,811
GoHealth
Norvax, LLC	First Lien Secured Debt - Revolver	L+650, 1.00% Floor	09/13/24	3,182	(19)	—	(9)(21)(23)
Gtreasury
G Treasury SS LLC	First Lien Secured Debt	SOFR+600, 1.00% Floor	06/29/29	2,250	205	205	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	06/29/29	250	(5)	(5)	(8)(9)(21)(23)
					200	200
International Cruise & Excursion Gallery, Inc.
International Cruise & Excursion Gallery, Inc.	First Lien Secured Debt	SOFR+535, 1.00% Floor	06/06/25	14,250	14,169	13,874	(30)
Litify
Litify Holdings Inc.	Common Equity - Common Stock	N/A	N/A	20,173 Shares	83	107	(9)(13)(24)
Litify LLC	First Lien Secured Debt	SOFR+735, 1.00% Floor	02/03/29	11,667	11,341	11,317	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+725, 1.00% Floor	02/03/29	833	(23)	(25)	(8)(9)(21)(23)
					11,401	11,399
Modern Campus
Destiny Solutions U.S., Inc.	First Lien Secured Debt	SOFR+575, 1.00% Floor	06/08/26	25,509	25,108	24,999	(19)(30)(31)
RMCF IV CIV XXXV, L.P.	Common Equity - Common Stock	N/A	N/A	482 Shares	1,000	1,670	(13)
					26,108	26,669

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (37)	Fair Value (1)(38)
MYCOM
Magnate Holding Corp.	First Lien Secured Debt	SOFR+615, 0.50% Floor	12/16/24	18,956	18,910	18,761	(9)(17)(31)
	First Lien Secured Debt - Revolver	SOFR+615, 0.50% Floor	12/14/23	3,150	3,143	3,119	(9)(17)(23)(31)
					22,053	21,880
New Era Technology, Inc.
New Era Technology, Inc.	First Lien Secured Debt	L+625, 1.00% Floor	10/31/26	32,074	30,954	30,644	(9)(21)(23)(34)
	First Lien Secured Debt - Revolver	L+625, 1.00% Floor	10/30/26	1,732	(23)	(39)	(8)(9)(21)(23)
					30,931	30,605
Omada
Omada Health, Inc.	First Lien Secured Debt	SOFR+710, 2.50% Floor	06/01/28	2,900	1,422	1,422	(9)(23)(30)
	First Lien Secured Debt - Revolver	SOFR+410, 2.50% Floor	06/01/28	100	4	4	(9)(21)(23)(30)
					1,426	1,426
Pro Vigil
Pro-Vigil Holding Company, LLC	First Lien Secured Debt	SOFR+860, 1.00% Floor	01/11/25	23,046	18,971	19,095	(9)(21)(23)(31)
Schlesinger Group
Schlesinger Global, LLC	First Lien Secured Debt	SOFR+600 Cash plus 1.00% PIK, 1.00% Floor	07/12/25	10,277	10,174	10,199	(9)(30)
	First Lien Secured Debt	SOFR+785, 1.00% Floor	07/12/25	949	941	949	(9)(30)
					11,115	11,148
Simeio
Simeio Group Holdings, Inc.	First Lien Secured Debt	SOFR+535, 1.00% Floor	02/02/26	8,105	8,053	7,903	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+535, 1.00% Floor	02/02/26	1,731	1,143	1,111	(9)(21)(23)(30)
					9,196	9,014
Sirsi Corporation
Sirsi Corporation	First Lien Secured Debt	SOFR+450, 1.00% Floor	03/15/24	4,991	4,980	4,916	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+450, 1.00% Floor	03/15/24	429	(1)	(6)	(8)(9)(21)(23)
					4,979	4,910
Springbrook
Springbrook Holding Company, LLC	First Lien Secured Debt	SOFR+585, 1.00% Floor	12/23/26	14,154	13,996	13,637	(32)
	First Lien Secured Debt	SOFR+650, 1.00% Floor	12/23/26	2,343	2,314	2,307	(32)
	First Lien Secured Debt	SOFR+575, 1.00% Floor	12/23/26	1,574	1,562	1,516	(30)
	First Lien Secured Debt - Revolver	SOFR+575, 1.00% Floor	12/23/26	1,463	(13)	(53)	(8)(21)(23)
					17,859	17,407
Tax Slayer
MEP-TS Midco, LLC	First Lien Secured Debt	SOFR+610, 1.00% Floor	12/31/26	13,210	13,024	12,945	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	12/31/26	1,452	—	(36)	(8)(9)(21)(23)
					13,024	12,909

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (37)	Fair Value (1)(38)
UpStack
Upstack Holdco Inc.	First Lien Secured Debt	SOFR+585, 1.00% Floor	08/20/27	31,550	30,927	31,235	(9)(32)
	First Lien Secured Debt - Revolver	SOFR+550, 1.00% Floor	08/20/27	3,000	(57)	(30)	(8)(9)(20)(21) (23)
					30,870	31,205
		Total High Tech Industries			$433,454	$449,332
Hotel, Gaming, Leisure, Restaurants
Cave
Cave Enterprises Operations, LLC	First Lien Secured Debt	SOFR+660, 1.50% Floor	08/09/28	$8,667	$8,504	$8,623	(9)(30)
	First Lien Secured Debt	SOFR+650, 1.50% Floor	08/09/28	1,333	—	(13)	(8)(9)(23)
					8,504	8,610
Guernsey
Guernsey Holdings SDI LA LLC	First Lien Secured Debt	6.95%	11/18/26	1,882	1,869	1,741	(9)
	First Lien Secured Debt	SOFR+595, 1.00% Floor	11/18/26	1,167	—	(6)	(8)(9)(23)
					1,869	1,735
PARS Group LLC
PARS Group LLC	First Lien Secured Debt	SOFR+685, 1.50% Floor	04/03/28	9,025	8,907	8,867	(9)(30)
	First Lien Secured Debt	SOFR+675, 1.50% Floor	04/03/28	952	—	(17)	(8)(9)(23)
					8,907	8,850
Taco Cabana
YTC Enterprises, LLC	First Lien Secured Debt	SOFR+636, 1.00% Floor	08/16/26	9,692	9,612	9,498	(9)(30)
		Total Hotel, Gaming, Leisure, Restaurants			$28,892	$28,693
Insurance
High Street Insurance
High Street Buyer, Inc.	First Lien Secured Debt	SOFR+600, 0.75% Floor	04/14/28	$29,734	$29,335	$29,213	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+600, 0.75% Floor	04/16/27	2,203	(28)	(39)	(8)(9)(21)(23)
					29,307	29,174
PGM Holdings Corporation
Turbo Buyer, Inc.	First Lien Secured Debt	SOFR+600, 1.00% Floor	12/02/25	18,985	18,782	18,605	(9)(31)(32)
	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	12/02/25	923	(9)	(18)	(8)(9)(21)(23)
					18,773	18,587
Relation Insurance
AQ Sunshine, Inc.	First Lien Secured Debt	SOFR+625, 1.00% Floor	04/15/25	34,418	34,047	34,151	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+625, 1.00% Floor	04/15/24	1,785	1,759	1,756	(9)(20)(23)(30) (31)
					35,806	35,907
		Total Insurance			$83,886	$83,668

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (37)	Fair Value (1)(38)
Manufacturing, Capital Equipment
AVAD, LLC
Surf Opco, LLC	First Lien Secured Debt - Revolver	SOFR+411, 1.00% Floor	03/17/26	$20,000	$13,934	$13,817	(9)(16)(20)(21) (23)(30)
	Preferred Equity - Class P-1 Preferred	N/A	N/A	33,333 Shares	3,333	6,667	(9)(13)(16)
	Preferred Equity - Class P-2 Preferred	N/A	N/A	85,164 Shares	8,516	4,040	(9)(13)(16)
	Common Equity - Class A-1 Common	N/A	N/A	3,333 Shares	—	70	(9)(13)(16)
					25,783	24,594
International Wire Group
IW Buyer LLC	First Lien Secured Debt	SOFR+675, 1.00% Floor	06/28/29	2,107	2,044	2,044	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+675, 1.00% Floor	06/28/29	393	16	16	(9)(21)(23)(31)
					2,060	2,060
Kauffman
Kauffman Holdco, LLC	Common Equity - Common Stock	N/A	N/A	250,000 Shares	250	228	(9)
Kauffman Intermediate, LLC	First Lien Secured Debt	SOFR+585, 1.00% Floor	05/08/25	16,063	15,961	15,732	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+585, 1.00% Floor	05/08/25	1,243	311	285	(9)(21)(23)(30)
					16,522	16,245
MedPlast Holdings Inc.
Viant Medical Holdings, Inc. (fka MedPlast Holdings, Inc.)	Second Lien Secured Debt	L+775, 0.00% Floor	07/02/26	8,000	7,974	7,494	(33)
		Total Manufacturing, Capital Equipment			$52,339	$50,393
Media - Diversified & Production
Sonar Entertainment
Sonar Entertainment, Inc.	First Lien Secured Debt	L+760, 1.25% Floor	11/15/21	$230	$229	$230	(9)(11)(33)
	First Lien Secured Debt - Revolver	L+760, 1.25% Floor	11/15/21	184	119	184	(9)(11)(23)(33)
					348	414
		Total Media – Diversified & Production			$348	$414
Retail
IPS
SI Holdings, Inc.	First Lien Secured Debt	SOFR+610, 1.00% Floor	07/25/25	$30,609	$30,389	$30,366	(9)(32)
	First Lien Secured Debt - Revolver	SOFR+610, 1.00% Floor	07/25/24	3,413	2,255	2,253	(9)(21)(23)(30) (32)
					32,644	32,619
		Total Retail			$32,644	$32,619
Telecommunications
Securus Technologies Holdings, Inc.
Securus Technologies Holdings, Inc.	Second Lien Secured Debt	L+825, 1.00% Floor	11/01/25	$7,128	$7,100	$6,344	(35)
		Total Telecommunications			$7,100	$6,344

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (37)	Fair Value (1)(38)
Transportation - Cargo, Distribution
Beacon Mobility
Beacon Mobility Corp.	First Lien Secured Debt	SOFR+550, 1.00% Floor	05/22/24	$27,966	$27,768	$27,683	(9)(30)
	First Lien Secured Debt	SOFR+570, 1.00% Floor	05/22/24	14,963	14,918	14,811	(9)(31)
	First Lien Secured Debt - Revolver	4.00%	05/22/24	55,000	—	—	(9)(22)(23)
	First Lien Secured Debt - Revolver	SOFR+550, 1.00% Floor	05/22/24	4,145	(33)	(41)	(8)(9)(20)(21) (23)
					42,653	42,453
Heniff and Superior
Heniff Holdco, LLC	First Lien Secured Debt	SOFR+575, 1.00% Floor	12/03/26	29,715	29,376	29,270	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+575, 1.00% Floor	12/03/24	3,925	1,350	1,354	(9)(20)(21)(23) (30)
					30,726	30,624
MSEA Tankers LLC
MSEA Tankers LLC (5)	Common Equity - Class A Units	N/A	N/A		15,791	50	(17)(18)(24)
		Total Transportation – Cargo, Distribution			$89,170	$73,127
Utilities - Electric
Congruex
Congruex Group LLC	First Lien Secured Debt	SOFR+575, 0.75% Floor	05/03/29	$14,850	$14,539	$14,516	(9)(31)
		Total Utilities – Electric			$14,539	$14,516
Wholesale
Banner Solutions
Banner Buyer, LLC	First Lien Secured Debt	SOFR+585, 1.00% Floor	10/31/25	$15,103	$14,996	$14,989	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+585, 0.00% Floor	10/31/25	1,935	372	373	(9)(21)(23)(30)
Banner Parent Holdings, Inc.	Common Equity - Common Stock	N/A	N/A	6,125 Shares	613	624	(9)(13)
					15,981	15,986
Thomas Scientific
BSP-TS, LP	Common Equity - Common Stock	N/A	N/A	185 Shares	185	138	(9)(13)
Thomas Scientific, LLC	First Lien Secured Debt	SOFR+640, 1.00% Floor	12/14/27	31,413	30,927	30,817	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+640, 1.00% Floor	12/14/27	2,963	(44)	(56)	(8)(9)(21)(23)
					31,068	30,899
		Total Wholesale			$47,049	$46,885
Total Investments before Cash Equivalents					$2,617,476	$2,409,287
J.P. Morgan U.S. Government Money Market Fund		N/A	N/A	136	$136	$136	(36)
Goldman Sachs Financial Square Government Fund		N/A	N/A	100	$100	$100	(36)
Total Investments after Cash Equivalents					$2,617,712	$2,409,523	(6)(7)

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2023

(In thousands, except share data)

(1)
Fair value is determined in good faith subject to the oversight of the Board of Directors of the Company (See Note 2 to the financial statements).
(2)
Preferred and ordinary shares in Solarplicity UK Holdings Limited are GBP denominated equity investments. Common shares in 1244311 B.C. Ltd. are CAD denominated equity investments.
(3)
Denotes investments in which the Company owns greater than 25% of the equity, where the governing documents of each entity preclude the Company from exercising a controlling influence over the management or policies of such entity. The Company does not have the right to elect or appoint more than 25% of the directors or another party has the right to elect or appoint more directors than the Company and has the right to appoint certain members of senior management. Therefore, the Company has determined that these entities are not controlled affiliates. As of June 30, 2023, we had a 100% equity ownership interest in Golden Bear 2016-R, LLC, a collateralized loan obligation.
(4)
Denotes investments in which we are an “Affiliated Person,” as defined in the 1940 Act, due to holding the power to vote or owning 5% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of December 31, 2022 and June 30, 2023 along with transactions during the six months ended June 30, 2023 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2022	Gross Additions ●	Gross Reductions ■	Net Change in Unrealized Gains (Losses)	Fair Value at June 30, 2023	Net Realized Gains (Losses)	Interest/ Dividend/ Other Income
1244311 B.C. Ltd., Common Stock	$339	$—	$—	$446	$785	$—	$—
1244311 B.C. Ltd., Term Loan	3,830	53	—	82	3,965	—	204
AIC SPV Holdings II, LLC, Preferred Equity	74	—	—	78	152	—	—
Carbonfree Chemicals Holdings LLC, Common Stock	20,202	—	—	(1,300)	18,902	—	—
FC2 LLC, Term Loan	12,500	—	—	—	12,500	—	403
FC2 LLC, Common Stock	—	—	—	—	—	—	—
Golden Bear 2016-R, LLC, Membership Interests	9,413	106	—	1,548	11,067	—	—
GSC Technologies Inc., Term Loan	177	7	(198)	14	—	—	13
Pelican Energy, LLC, Common Stock	195	—	—	65	260	—	—
Renew Financial LLC (f/k/a Renewable Funding, LLC), Series B Preferred Stock	—	—	—	—	—	—	—
Renew Financial LLC (f/k/a Renewable Funding, LLC), Series D Preferred Stock	—	—	—	—	—	—	—
Renew Financial LLC (f/k/a Renewable Funding, LLC), Preferred Equity	1,961	—	—	(59)	1,902	—	—
Renew Financial LLC (f/k/a Renewable Funding, LLC), Common Stock	—	—	—	—	—	—	—
Renew JV LLC, Membership Interests	449	—	(33)	19	435	—	—
Auto Pool 2023 Trust (Del. Stat. Trust)	—	29,946	—	(576)	29,370		—
	$49,141	$30,112	$(231)	$316	$79,338	$—	$620

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

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2023

(In thousands, except share data)

(5)
Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Fair value as of December 31, 2022 and June 30, 2023 along with transactions during the six months ended June 30, 2023 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2022	Gross Additions ●	Gross Reductions ■	Net Change in Unrealized Gains (Losses)	Fair Value at June 30, 2023	Net Realized Gains (Losses)	Interest/ Dividend/ Other Income
Majority Owned Company
ChyronHego Corporation, Preferred Equity	$22,500	$—	$—	$(44)	$22,456	$—	$—
ChyronHego Corporation, Revolver	8,956	1,044	(9,989)	(11)	—	—	440
ChyronHego Corporation, Term Loan	91,042	1,246	(91,833)	(455)	—	—	4,916
ChyronHego US Holding Corporation, Term Loan	—	106,679	—	228	106,907	—	542
ChyronHego US Holding Corporation, Revolver	—	—	—	—	—	—	—
Merx Aviation Finance, LLC, Letter of Credit	—	—	—	—	—	—	—
Merx Aviation Finance, LLC, Membership Interests	111,446	—	—	369	111,815	—	—
Merx Aviation Finance, LLC, Revolver	150,000	—	(68,925)	—	81,075	—	4,257
MSEA Tankers LLC, Class A Units	4,256	—	(3,605)	(601)	50	—	—
Controlled Company							—
SHD Oil & Gas, LLC, Series C Units	580	—	—	(280)	300	—	—
SHD Oil & Gas, LLC, Series A Units	—	—	—	—	—	—	—
	$388,780	$108,969	$(174,352)	$(794)	$322,603	$—	$10,155

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

As of June 30, 2023, the Company had a 87%, 100%, 98% and 38% equity ownership interest in ChyronHego Corporation; Merx Aviation Finance, LLC; MSEA Tankers, LLC; and SHD Oil & Gas, LLC (f/k/a Spotted Hawk Development LLC), respectively.

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2023

(In thousands, except share data)

(6)
Aggregate gross unrealized gain and loss for federal income tax purposes is $59,058 and $281,381, respectively. Net unrealized loss is $222,322 based on a tax cost of $2,631,845.
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
(17)
Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of June 30, 2023, non-qualifying assets represented approximately 7.3% of the total assets of the Company.
(18)
As of June 30, 2023, MSEA Tankers, LLC had various classes of limited liability interests outstanding of which the Company holds Class A-1 and Class A-2 units which are identical except that Class A-1 unit is voting and Class A-2 unit is non-voting. The units entitle the Company to appoint two out of three managers to the board of managers.
(19)
In addition to the interest earned based on the stated rate of this loan, the Company may be entitled to receive additional interest as a result of its arrangement with other lenders in a syndication.
(20)
As of June 30, 2023, there were letters of credit issued and outstanding through the Company under this first lien senior secured revolving loan.
(21)
The undrawn portion of these committed revolvers and delayed draw term loans includes a commitment and unused fee rate.
(22)
A letter of credit associated with this investment has been issued through the Company’s Senior Secured Facility. In the event of draw of funds the related funding would be pro-rated for all existing lenders in the investment.

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2023

(In thousands, except share data)

(23)
As of June 30, 2023, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 8 to the financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit **	Undrawn Commitment
A&V Holdings Midco, LLC	$1,505	$452	$—	$1,053
AMI US Holdings Inc.	2,907	349	—	2,558
AQ Sunshine, Inc.	1,785	1,762	23	—
Activ Software Holdings, LLC	2,407	—	—	2,407
Akoya Biosciences, Inc.	3,375	—	—	3,375
Alcami Corporation	1,781	—	—	1,781
Alpinex Opco, LLC	1,490	596	—	894
Analogic Corporation	1,826	1,353	—	473
Athlete Buyer, LLC	2,256	52	—	2,204
Banner Buyer, LLC	1,935	387	—	1,548
Beacon Mobility Corp.	59,146	—	58,340	806
Berner Food & Beverage, LLC	2,881	1,896	—	985
CNSI Holdings, LLC	2,000	—	—	2,000
Carbon6 Technologies, Inc.	10,000	—	—	10,000
Cave Enterprises Operations, LLC	1,333	—	—	1,333
Celerion Buyer, Inc.	1,918	—	—	1,918
Cerus Corporation	8,000	917	—	7,083
ChyronHego US Holding Corporation	5,000	—	—	5,000
Club Car Wash Operating, LLC	2,900	1,625	—	1,275
Compu-Link Corporation	2,273	—	—	2,273
Digital.ai Software Holdings, Inc.	2,419	363	—	2,056
Eagle Purchaser, Inc.	1,579	132	—	1,447
Eldrickco Limited*	5,116	452	—	4,664
EmpiRx Health LLC	909	—	227	682
Forge Biologics, Inc.	6,667	—	—	6,667
G Treasury SS LLC	2,250	—	—	2,250
GB001, Inc.	24,000	—	—	24,000
GI Apple Midco LLC	1,350	159	45	1,146
GS SEER Group Borrower LLC	1,743	—	—	1,743
Gabriel Partners, LLC	665	133	—	532
Gateway US Holdings, Inc.	368	—	—	368
Go Car Wash Management Corp.	13,142	167	—	12,975
Go Car Wash Management, Corp.	2,080	—	—	2,080
Graffiti Buyer, Inc.	2,697	505	—	2,192
Guernsey Holdings SDI LA LLC	1,167	—	—	1,167
Gutter Buyer, Inc.	2,728	2,584	143	1
HRO (Hero Digital) Holdings, LLC	10,213	2,519	31	7,663
HSI HALO Acquisition, Inc.	812	677	—	135
Health Management Associates Superholdings, Inc.	769	—	9	760
Heniff Holdco, LLC	3,925	1,374	219	2,332
High Street Buyer, Inc.	2,203	—	—	2,203
Hive Intermediate, LLC	2,326	626	—	1,700
HomeRenew Buyer, Inc.	1,958	1,566	—	392
IW Buyer LLC	393	28	—	365
JF Acquisition, LLC	1,569	1,381	—	188
Jacent Strategic Merchandising	3,500	3,457	—	43
KDC US Holdings	6,021	926	33	5,062
KL Charlie Acquisition Company	1,962	1,530	—	432
Kauffman Intermediate, LLC	1,243	311	—	932
Kure Pain Holdings, Inc.	2,654	—	—	2,654
LS Clinical Services Holdings, Inc.	1,875	1,875	—	—
Lash OpCo, LLC	1,612	742	—	870

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2023

(In thousands, except share data)

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit **	Undrawn Commitment
LendingPoint LLC	8,333	8,333	—	—
Lifelong Learner Holdings, LLC	2,985	2,982	—	3
Litify LLC	833	—	—	833
M&M OPCO, LLC	476	—	—	476
MEP-TS Midco, LLC	1,452	—	—	1,452
Magnate Holding Corp.	3,150	3,150	—	—
Marlin DTC-LS Midco 2, LLC	685	—	—	685
Maxor National Pharmacy Services, LLC	1,530	612	—	918
Medical Guardian, LLC	8,571	838	—	7,733
Merx Aviation Finance, LLC	85,752	81,075	4,677	—
Midwest Vision Partners Management, LLC	3,029	612	—	2,417
Momentx Corporation	1,257	—	—	1,257
Naviga Inc. (fka Newscycle Solutions, Inc.)	500	444	—	56
New Era Technology, Inc.	2,440	—	—	2,440
Norvax, LLC	3,182	—	—	3,182
Omada Health, Inc.	1,550	5	—	1,545
PARS Group LLC	952	—	—	952
PHS Buyer, Inc.	2,000	939	—	1,061
Pace Health Companies, LLC	500	—	118	382
Paladone Group Bidco Limited	3,295	—	—	3,295
Paladone Group Bidco Limited*	448	—	—	448
Paragon 28, Inc.	4,500	—	—	4,500
Pavement Partners Interco, LLC	2,387	628	—	1,759
Precision Refrigeration & Air Conditioning LLC	1,705	568	—	1,137
Premier Imaging, LLC	4,305	—	—	4,305
Pro-Vigil Holding Company, LLC	3,733	—	—	3,733
Project Comfort Buyer, Inc.	3,462	—	—	3,462
Protein For Pets Opco, LLC	2,219	—	—	2,219
Purchasing Power Funding I, LLC	9,113	6,173	—	2,940
RHI Acquisition LLC	3,300	—	—	3,300
Roscoe Medical, Inc	1,393	983	—	410
SI Holdings, Inc.	3,413	2,270	—	1,143
Shelby 2021 Holdings Corp.	969	—	—	969
Sigma Buyer LLC	1,500	—	—	1,500
Simeio Group Holdings, Inc.	1,731	1,154	—	577
Sirsi Corporation	429	—	—	429
Sonar Entertainment, Inc.	184	184	—	—
Springbrook Holding Company, LLC	1,463	—	—	1,463
Surf Opco, LLC	20,000	13,933	1,667	4,400
TELA Bio, Inc.	3,333	—	—	3,333
TGG TS Acquisition Company	1,750	—	—	1,750
THLP CO. LLC	4,494	3,454	134	906
TS Investors, LLC	554	—	—	554
Telesoft Holdings, LLC	2,273	439	—	1,834
TerSera Therapeutics LLC	1,140	—	—	1,140
Thomas Scientific, LLC	2,963	—	—	2,963
TissueTech, Inc.	6,250	—	—	6,250
Treace Medical Concepts, Inc.	23,417	400	—	23,017
Trench Plate Rental Co.	1,818	591	124	1,103
Truck-Lite Co., LLC	3,052	—	95	2,957
Turbo Buyer, Inc.	923	—	—	923
USLS Acquisition, Inc.	1,607	804	62	741
Ultimate Baked Goods Midco LLC	3,243	—	639	2,604
Unchained Labs, LLC	3,290	—	—	3,290
Upstack Holdco Inc.	3,000	—	110	2,890

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2023

(In thousands, except share data)

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit **	Undrawn Commitment
ViewRay Inc.	4,917	—	—	4,917
WelldyneRX, LLC	1,923	—	—	1,923
Westfall Technik, Inc.	2,039	2,039	—	—
Wildcat BuyerCo, Inc.	725	—	30	695
Yak Access LLC	5,000	1,250	—	3,750
Total Commitments	$505,070	$164,756	$66,726	$273,588

* These investments are in a foreign currency and the total commitment has been converted to USD using the June 30, 2023 exchange rate.

** For all letters of credit issued and outstanding on June 30, 2023, $13,975 will expire in 2023 and $52,751 will expire in 2024.

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2023

(In thousands, except share data)

(24)
Securities that are exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2023, the aggregate fair value of these securities is $187,102 or 19% of the Company's net assets. The acquisition dates of the restricted securities are as follows:

Issuer	Investment Type	Acquisition Date
1244311 B.C. Ltd.	Common Equity - Common Stock	9/30/2020
AIC SPV Holdings II, LLC	Preferred Equity - Preferred Stock	6/1/2017
Carbon6 Technologies, Inc.	Preferred Equity - Preferred Equity	8/22/2022
Carbonfree Chemicals Holdings LLC	Common Equity - Common Equity / Interest	11/19/2019
ChyronHego Corporation	Preferred Equity - Preferred Equity	12/29/2020
FC2 LLC	Common Equity - Common Stock	10/14/2022
Greylock Holdings LLC	Common Equity - Common Stock	3/16/2023
GS SEER Group Holdings, LLC	Common Equity - Common Stock	4/28/2023
HSI Halo Holdings, LLC	Common Equity - Common Stock	11/9/2022
Litify Holdings Inc.	Common Equity - Common Stock	2/3/2023
Maxor Topco, L.P.	Preferred Equity - Preferred Equity	3/1/2023
Merx Aviation Finance, LLC	Common Equity - Membership Interests	5/22/2013
MSEA Tankers LLC	Common Equity - Class A Units	12/12/2014
Pelican Energy, LLC	Common Equity - Membership Interests	3/28/2012
Renew Financial LLC (f/k/a Renewable Funding, LLC)	Common Equity - Common Stock	12/23/2020
Renew Financial LLC (f/k/a Renewable Funding, LLC)	Preferred Equity - Series B Preferred Stock	4/9/2014
Renew Financial LLC (f/k/a Renewable Funding, LLC)	Preferred Equity - Series D Preferred Stock	10/1/2015
Renew Financial LLC (f/k/a Renewable Funding, LLC)	Preferred Equity - Preferred Equity	7/12/2022
Renew JV LLC	Common Equity - Membership Interests	3/20/2017
SHD Oil & Gas, LLC	Common Equity - Series C Units	12/27/2012
SHD Oil & Gas, LLC	Common Equity - Series A Units	11/18/2016
Silk Holdings I Corp.	Common Equity - Common Stock	5/1/2023
(25)
The Company has approximately 22.5% ownership interest in the Auto Pool 2023. Auto Pool 2023 Trust holds underlying assets that consist of a pool of retail auto loans and residual interests in auto loan trusts. The Company also continues to have an interest in any residual assets from the bankruptcy proceedings related to U.S. Auto Finance.
(26)
Mannkind Corporation is subject to an interest rate cap. The investment is capped at the lesser of 8.25% and the stated interest rate.
(27)
Treace Medical Concepts, Inc. is subject to an interest rate cap. The investment is capped at the lesser of 9% and the stated interest rate.
(28)
The interest rate on these loans is subject to Prime, which as of June 30, 2023 was 8.25%.
(29)
The interest rate on these loans is subject to SONIA, which as of June 30, 2023 was 4.93%.
(30)
The interest rate on these loans is subject to 1 month SOFR, which as of June 30, 2023 was 5.14%.
(31)
The interest rate on these loans is subject to 3 months SOFR, which as of June 30, 2023 was 5.27%.
(32)
The interest rate on these loans is subject to 6 months SOFR, which as of June 30, 2023 was 5.39%.
(33)
The interest rate on these loans is subject to 1 month LIBOR, which as of June 30, 2023 was 5.22%.
(34)
The interest rate on these loans is subject to 3 months LIBOR, which as of June 30, 2023 was 5.55%.
(35)
The interest rate on these loans is subject to 6 months LIBOR, which as of June 30, 2023 was 5.76%.
(36)
This security is included in the Cash and Cash Equivalents on the Statements of Assets and Liabilities.

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2023

(In thousands, except share data)

(37)
The following shows the composition of the Company’s portfolio at cost by control designation, investment type and industry as of June 30, 2023:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Non-Controlled / Non-Affiliated Investments
Advertising, Printing & Publishing	$46,740	$—	$—	$—	$—	$432	$—	$47,172
Automotive	60,754	—	—	—	—	23,971	—	84,725
Aviation and Consumer Transport	4,852	—	—	—	—	—	—	4,852
Beverage, Food & Tobacco	103,020	—	—	—	448	1,409	—	104,877
Business Services	235,095	67,160	—	—	89	2,022	—	304,366
Chemicals, Plastics & Rubber	23,112	—	—	—	—	—	—	23,112
Construction & Building	45,417	—	—	—	—	500	—	45,917
Consumer Goods – Durable	17,907	—	—	—	—	107	—	18,014
Consumer Goods – Non-durable	81,837	—	—	—	492	2,235	—	84,564
Consumer Services	156,873	—	—	—	—	—	—	156,873
Diversified Investment Vehicles, Banking, Finance, Real Estate	38,884	—	—	—	—	100	—	38,984
Education	36,496	—	—	—	—	—	—	36,496
Energy – Electricity	7,231	—	—	—	5,623	4	—	12,858
Healthcare & Pharmaceuticals	439,844	—	27	—	633	725	389	441,618
High Tech Industries	319,691	—	—	—	—	1,083	—	320,774
Hotel, Gaming, Leisure, Restaurants	28,892	—	—	—	—	—	—	28,892
Insurance	83,886	—	—	—	—	—	—	83,886
Manufacturing, Capital Equipment	32,266	7,974	—	—	11,849	250	—	52,339
Media – Diversified & Production	348	—	—	—	—	—	—	348
Retail	32,644	—	—	—	—	—	—	32,644
Telecommunications	—	7,100	—	—	—	—	—	7,100
Transportation – Cargo, Distribution	73,379	—	—	—	—	—	—	73,379
Utilities – Electric	14,539	—	—	—	—	—	—	14,539
Wholesale	46,251	—	—	—	—	798	—	47,049
Total Non-Controlled / Non-Affiliated Investments	$1,929,958	$82,234	$27	$—	$19,134	$33,636	$389	$2,065,378
Non-Controlled / Affiliated Investments
Chemicals, Plastics & Rubber	$12,500	$—	$—	$—	$—	$56,505	$—	$69,005
Consumer Goods – Durable	4,164	—	—	—	—	1,000	—	5,164
Consumer Services	—	—	—	29,947	—	—	—	29,947
Diversified Investment Vehicles, Banking, Finance, Real Estate	—	—	—	17,103	—	—	—	17,103
Energy – Electricity	—	—	—	—	15,445	2,252	—	17,697
Energy – Oil & Gas	—	—	—	—	—	12,271	—	12,271
Total Non-Controlled / Affiliated Investments	$16,664	$—	$—	$47,050	$15,445	$72,028	$—	$151,187
Controlled Investments
Aviation and Consumer Transport	$81,075	$—	$—	$—	$—	$146,500	$—	$227,575
Energy – Oil & Gas	—	—	—	—	—	44,865	—	44,865
High Tech Industries	106,679	—	—	—	6,001	—	—	112,680
Transportation – Cargo, Distribution	—	—	—	—	—	15,791	—	15,791
Total Controlled Investments	$187,754	$—	$—	$—	$6,001	$207,156	$—	$400,911
Total	$2,134,376	$82,234	$27	$47,050	$40,580	$312,820	$389	$2,617,476

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2023

(In thousands, except share data)

(38)
The following shows the composition of the Company’s portfolio at fair value by control designation, investment type and industry as of June 30, 2023:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total	% of Net Assets
Non-Controlled / Non-Affiliated Investments
Advertising, Printing & Publishing	$45,681	$—	$—	$—	$—	$541	$—	$46,222	4.66%
Automotive	59,506	—	—	—	—	1,825	—	61,331	6.18%
Aviation and Consumer Transport	4,850	—	—	—	—	—	—	4,850	0.49%
Beverage, Food & Tobacco	100,988	—	—	—	202	2,129	—	103,319	10.42%
Business Services	232,773	54,363	—	—	89	3,127	—	290,352	29.28%
Chemicals, Plastics & Rubber	22,829	—	—	—	—	—	—	22,829	2.30%
Construction & Building	44,861	—	—	—	—	186	—	45,047	4.54%
Consumer Goods – Durable	18,090	—	—	—	—	839	—	18,929	1.91%
Consumer Goods – Non-durable	81,483	238	—	—	39	180	—	81,940	8.26%
Consumer Services	156,152	—	—	—	—	—	—	156,152	15.75%
Diversified Investment Vehicles, Banking, Finance, Real Estate	38,780	—	—	—	—	100	—	38,880	3.92%
Education	37,830	—	—	—	—	—	—	37,830	3.81%
Energy – Electricity	2,055	—	—	—	—	—	—	2,055	0.21%
Healthcare & Pharmaceuticals	436,846	—	26	—	837	2,986	337	441,032	44.47%
High Tech Industries	318,192	—	—	—	—	1,777	—	319,969	32.27%
Hotel, Gaming, Leisure, Restaurants	28,693	—	—	—	—	—	—	28,693	2.89%
Insurance	83,668	—	—	—	—	—	—	83,668	8.44%
Manufacturing, Capital Equipment	31,894	7,494	—	—	10,707	298	—	50,393	5.08%
Media – Diversified & Production	414	—	—	—	—	—	—	414	0.04%
Retail	32,619	—	—	—	—	—	—	32,619	3.29%
Telecommunications	—	6,344	—	—	—	—	—	6,344	0.64%
Transportation – Cargo, Distribution	73,077	—	—	—	—	—	—	73,077	7.37%
Utilities – Electric	14,516	—	—	—	—	—	—	14,516	1.46%
Wholesale	46,123	—	—	—	—	762	—	46,885	4.73%
Total Non-Controlled / Non-Affiliated Investments	$1,911,920	$68,439	$26	$—	$11,874	$14,750	$337	$2,007,346	202.42%
% of Net Assets	192.80%	6.90%	0.00%	0.00%	1.20%	1.49%	0.03%	202.42%
Non-Controlled / Affiliated Investments
Chemicals, Plastics & Rubber	$12,500	$—	$—	$—	$—	$18,902	$—	$31,402	3.17%
Consumer Goods – Durable	3,965	—	—	—	—	785	—	4,750	0.48%
Consumer Services	—	—	—	29,370	—	—	—	29,370	2.96%
Diversified Investment Vehicles, Banking, Finance, Real Estate	—	—	—	11,067	—	—	—	11,067	1.12%
Energy – Electricity	—	—	—	—	2,054	435	—	2,489	0.25%
Energy – Oil & Gas	—	—	—	—	—	260	—	260	0.03%
Total Non-Controlled / Affiliated Investments	$16,465	$—	$—	$40,437	$2,054	$20,382	$—	$79,338	8.00%
% of Net Assets	1.66%	0.00%	0.00%	4.08%	0.21%	2.06%	0.00%	8.00%

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2023

(In thousands, except share data)

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total	% of Net Assets
Controlled Investments
Aviation and Consumer Transport	$81,075	$—	$—	$—	$—	$111,815	$—	$192,890	19.45%
Energy – Oil & Gas	—	—	—	—	—	300	—	300	0.03%
High Tech Industries	106,906	—	—	—	22,457	—	—	129,363	13.04%
Transportation – Cargo, Distribution	—	—	—	—	—	50	—	50	0.01%
Total Controlled Investments	$187,981	$—	$—	$—	$22,457	$112,165	$—	$322,603	32.53%
% of Net Assets	18.96%	0.00%	0.00%	0.00%	2.26%	11.31%	0.00%	32.53%
Total	$2,116,366	$68,439	$26	$40,437	$36,385	$147,297	$337	$2,409,287	242.95%
% of Net Assets	213.41%	6.90%	0.00%	4.08%	3.67%	14.85%	0.03%	242.95%

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2023

(In thousands, except share data)

Industry Classification	Percentage of Total Investments (at Fair Value) as of June 30, 2023
High Tech Industries	18.6%
Healthcare & Pharmaceuticals	18.3%
Business Services	12.0%
Aviation and Consumer Transport	8.2%
Consumer Services	7.7%
Beverage, Food & Tobacco	4.3%
Insurance	3.5%
Consumer Goods – Non-durable	3.4%
Transportation – Cargo, Distribution	3.0%
Automotive	2.5%
Chemicals, Plastics & Rubber	2.3%
Manufacturing, Capital Equipment	2.1%
Diversified Investment Vehicles, Banking, Finance, Real Estate	2.1%
Wholesale	1.9%
Advertising, Printing & Publishing	1.9%
Construction & Building	1.9%
Education	1.6%
Retail	1.4%
Hotel, Gaming, Leisure, Restaurants	1.2%
Consumer Goods – Durable	1.0%
Utilities – Electric	0.6%
Telecommunications	0.3%
Energy – Electricity	0.2%
Energy – Oil & Gas	0.0%
Media – Diversified & Production	0.0%
Total Investments	100.0%

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

Note 1. Organization

MidCap Financial Investment Corporation (the “Company,” “MFIC,” “we,” “us,” or “our”), a Maryland corporation incorporated on February 2, 2004, is a closed-end, externally managed, diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We commenced operations on April 8, 2004 receiving net proceeds of $870,000 from our initial public offering by selling 62 million shares of common stock at a price of $15.00 per share (20.7 million shares at a price of $45.00 per share adjusted for the one-for-three reverse stock split). Since then, and through June 30, 2023, we have raised approximately $2,240,067 in net proceeds from additional offerings of common stock and repurchased common stock for $248,107.

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

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of income, expenses, gains and losses during the reported periods. Changes in the economic environment, financial markets, credit worthiness of our portfolio companies, the global outbreak of a novel coronavirus (COVID-19) and any other parameters used in determining these estimates could cause actual results to differ materially.

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

Cash and cash equivalents are carried at cost which approximates fair value. Cash and cash equivalents held as of June 30, 2023 was $49,369. Cash and cash equivalents held as of December 31, 2022 was $84,713.

Collateral on Option Contracts

Collateral on option contracts represents restricted cash held by our counterparty as collateral against our derivative instruments until such contracts mature or are settled upon per agreement of buyer and seller of the contract. In accordance with ASC 230, Statement of Cash Flows, the Statements of Cash Flows outline the changes in cash, including both restricted and unrestricted cash, cash equivalents and foreign currencies. As of and for the periods ended June 30, 2023 and December 31, 2022 the Company did not hold any derivative contracts.

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

(In thousands, except share and per share data)

Investments determined by these valuation procedures which have a fair value of less than $1 million during the prior fiscal quarter may be valued based on inputs identified by the Investment Adviser without the necessity of obtaining valuation from an independent valuation firm, if once annually an independent valuation firm using the procedures described herein provides an independent assessment of value. Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. During the three months ended June 30, 2023, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

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

As of and for the periods ended June 30, 2023 and December 31, 2022, the Company did not hold any derivative contracts.

Offsetting Assets and Liabilities

The Company has elected not to offset cash collateral against the fair value of derivative contracts. The fair values of these derivatives are presented on a gross basis, even when derivatives are subject to master netting agreements.

As of and for the periods ended June 30, 2023 and December 31, 2022, the Company did not hold any derivative contracts.

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

Federal and State Income Taxes

We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must (among other requirements) meet certain source-of-income and asset diversification requirements and timely distribute to its stockholders at least 90% of its investment company taxable income as defined by the Code, for each year. The Company (among other requirements) has made and intends to continue to make the requisite distributions to its stockholders, which will generally relieve the Company from corporate-level income taxes. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to stockholders through June 30, 2023 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ending December 31, 2023. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividend and distributions and other permanent book and tax difference are reclassified to paid-in capital.

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

(In thousands, except share and per share data)

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the financial statements. As of June 30, 2023, there were no uncertain tax positions and no amounts accrued for interest or penalties. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal.

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

For accounting purposes only, we are required under GAAP to accrue a theoretical capital gains incentive fee based upon net realized capital gains and unrealized capital gain and loss on investments held at the end of each period. The accrual of this theoretical capital gains incentive fee assumes all unrealized capital gain and loss is realized in order to reflect a theoretical capital gains incentive fee that would be payable to the Investment Adviser at each measurement date. There was no accrual for theoretical capital gains incentive fee for the three and six months ended June 30, 2023 and 2022. It should be noted that a fee so calculated and accrued would not be payable under the Investment Advisers Act of 1940 (the “Advisers Act”) or the investment advisory management agreement, and would not be paid based upon such computation of capital gains incentive fees in subsequent periods. Amounts actually paid to the Investment Adviser will be consistent with the Advisers Act and formula reflected in the investment advisory management agreement which specifically excludes consideration of unrealized capital gain.

For the three and six months ended June 30, 2023, the Company recognized $4,334 and $8,598, respectively, of management fees, and $6,120 and $12,316, respectively, of incentive fees before impact of waived fees. For the three and six months ended June 30, 2022, the Company recognized $8,949 and $17,887, respectively, of management fees, and $1,396 and $2,439, respectively, of incentive fees before impact of waived fees. For the three and six months ended June 30, 2023 and 2022, no management fees and no incentive fees were waived.

As of June 30, 2023 and December 31, 2022, management and performance-based incentive fees payable were $10,454 and $9,060, respectively.

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

(In thousands, except share and per share data)

For the three and six months ended June 30, 2023, management fee offset was $0 and $274, respectively. For the three and six months ended June 30, 2022, management fee offset was $75 and 143, respectively.

Administration Agreement with AIA

The Company has also entered into an administration agreement with the Administrator (the “Administration Agreement”) under which AIA provides administrative services for the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator and requested to be reimbursed by the Administrator in performing its obligations under the Administration Agreement. The expenses include rent and the Company’s allocable portion of compensation and other related expenses for its Chief Financial Officer, Chief Legal Officer and Chief Compliance Officer and their respective staffs. For the three and six months ended June 30, 2023, the Company recognized administrative services expense under the Administration Agreement of $1,425 and $2,848, respectively. For the three and six months ended June 30, 2022, the Company recognized administrative services expense under the Administration Agreement of $1,286 and $2,695, respectively. There was no payable to AIA and its affiliates for expenses paid on our behalf as of June 30, 2023 and December 31, 2022.

Administrative Service Expense Reimbursement

Merx Aviation Finance, LLC (“Merx”), a wholly-owned portfolio company of the Company, has entered into an administration agreement with the Administrator (the “Merx Administration Agreement”) under which AIA provides administrative services to Merx and several Merx managed entities. For the three and six months ended June 30, 2023, the Company recognized administrative service expense reimbursements of $75 and $149, respectively, under the Merx Administration Agreement. For the three and six months ended June 30, 2022, the Company recognized administrative service expense reimbursements of $75 and $150, respectively.

Debt Expense Reimbursements

The Company has also entered into debt expense reimbursement agreements with Merx and several other portfolio companies, which will reimburse the Company for reasonable out-of-pocket expenses incurred, including any interest, fees or other amounts incurred by the Company in connection with letters of credit issued on their behalf. For the three and six months ended June 30, 2023, the Company recognized debt expense reimbursements of $276 and $537, respectively, under the debt expense reimbursement agreements. For the three and six months ended June 30, 2022, the Company recognized debt expense reimbursements of $153 and $192, respectively, under the debt expense reimbursement agreements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

(In thousands, except share and per share data)

Co-Investment Activity

We may co-invest on a concurrent basis with affiliates of ours, subject to compliance with applicable regulations and our allocation procedures. Certain types of negotiated co-investments may be made only in accordance with the terms of the exemptive order we received from the SEC permitting us to do so. On December 29, 2021, we received an exemptive order from the SEC, which was amended on January 10, 2023 (the “Order”) permitting us greater flexibility to negotiate the terms of co-investment transactions with certain of our affiliates, including investment funds managed by AIM or its affiliates and Apollo proprietary accounts, subject to the conditions included therein. Under the terms of the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must be able to reach certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our Board of Directors’ approved criteria. In certain situations where co-investment with one or more funds managed by AIM or its affiliates is not covered by the Order, the personnel of AIM or its affiliates will need to decide which fund will proceed with the investment. Such personnel will make these determinations based on allocation policies and procedures, which are designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations. The Order is subject to certain terms and conditions so there can be no assurance that we will be permitted to co-invest with certain of our affiliates other than in the circumstances currently permitted by regulatory guidance and the Order.

As of June 30, 2023, the Company’s co-investment holdings were 78% of the portfolio or $1,875,230, measured at fair value. On a cost basis, 72% of the portfolio or $1,886,434 were co-investments. As of December 31, 2022, the Company’s co-investment holdings were 74% of the portfolio or $1,783,438, measured at fair value. On a cost basis, 69% of the portfolio or $1,797,140 were co-investments.

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

(In thousands, except share and per share data)

On September 1, 2022, $110,700 of the Merx first lien secured revolver held by the Company was converted into common equity. The balance of the Merx revolver as of June 30, 2023 was $81,075.

Note 4. Earnings Per Share

The following table sets forth the computation of earnings (loss) per share (“EPS”), pursuant to ASC 260-10, for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic Earnings Per Share
Net increase (decrease) in net assets resulting from operations	$25,405	$5,659	$55,536	$9,897
Weighted average shares outstanding	65,366,516	63,558,246	65,408,703	63,610,580
Basic earnings (loss) per share	$0.39	$0.09	$0.85	$0.16

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

(In thousands, except share and per share data)
Note 5. Investments

Fair Value Measurement and Disclosures

The following table shows the composition of our investment portfolio as of June 30, 2023, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$2,134,376	$2,116,366	$—	$—	$2,116,366
Second Lien Secured Debt	82,234	68,439	—	—	68,439
Unsecured Debt	27	26	—	—	26
Structured Products and Other	47,050	40,437	—	—	40,437
Preferred Equity	40,580	36,385	—	—	36,385
Common Equity/Interests	312,820	147,297	1,360	—	145,937
Warrants	389	337	—	—	337
Total Investments	$2,617,476	$2,409,287	$1,360	$—	$2,407,927
Money Market Fund	$236	$236	$236	$—	$—
Total Cash Equivalents	$236	$236	$236	$—	$—
Total Investments after Cash Equivalents	$2,617,712	$2,409,523	$1,596	$—	$2,407,927

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

(In thousands, except share and per share data)

The following table shows changes in the fair value of our Level 3 investments during the three months ended June 30, 2023:

	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Fair value as of March 31, 2023	$2,114,795	$69,357	$31	$10,902	$36,611	$151,361	$461	$2,383,518
Net realized gains (losses)	448	—	—	—	—	—	—	448
Net change in unrealized gains (losses)	2,381	(967)	—	(412)	(226)	(2,553)	(124)	(1,901)
Net amortization on investments	2,041	49	—	—	—	—	—	2,090
Purchases, including capitalized PIK (3)	208,572	—	1	29,947	—	152	—	238,672
Sales (3)	(211,871)	—	(6)	—	—	(3,615)	—	(215,492)
Transfers out of Level 3 (1)	—	—	—	—	—	—	—	—
Transfers into Level 3 (1)	—	—	—	—	—	592	—	592
Fair value as of June 30, 2023	$2,116,366	$68,439	$26	$40,437	$36,385	$145,937	$337	$2,407,927

Net change in unrealized gains (losses) on Level 3 investments still held as of June 30, 2023	$899	$(965)	$—	$872	$(227)	$(2,283)	$(123)	$(1,827)

The following table shows changes in the fair value of our Level 3 investments during the six months ended June 30, 2023:

	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Fair value as of December 31, 2022	$2,130,309	$70,919	$50	$9,413	$35,557	$149,314	$474	$2,396,036
Net realized gains (losses)	2,980	(1,128)	—	—	—	367	—	2,219
Net change in unrealized gains (losses)	2,653	21,016	(2)	972	778	(24,287)	(137)	993
Net amortization on investments	4,463	160	—	—	—	(36)	—	4,587
Purchases, including capitalized PIK (3)	360,080	—	2	30,052	50	23,625	—	413,809
Sales (3)	(384,119)	(22,528)	(24)	—	—	(3,638)	—	(410,309)
Transfers out of Level 3 (1)	—	—	—	—	—	—	—	—
Transfers into Level 3 (1)	—	—	—	—	—	592	—	592
Fair value as of June 30, 2023	$2,116,366	$68,439	$26	$40,437	$36,385	$145,937	$337	$2,407,927

Net change in unrealized gains (losses) on Level 3 investments still held as of June 30, 2023	$1,342	$(1,200)	$(2)	$2,025	$777	$(1,799)	$(137)	$1,006

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
(2)
Includes unfunded commitments measured at fair value of $(4,137).
(3)
Includes reorganizations and restructuring of investments.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

(In thousands, except share and per share data)

The following table shows changes in the fair value of our Level 3 investments during the three months ended June 30, 2022:

	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Fair value as of March 31, 2022	$2,259,506	$97,844	$—	$10,038	$30,162	$124,294	$99	$2,521,943
Net realized gains (losses)	(162)	(27)	—	—	—	503	—	314
Net change in unrealized gains (losses)	(11,814)	2,606	—	(1,081)	761	(12,588)	(1)	(22,117)
Net amortization on investments	4,006	57	—	—	—	—	—	4,063
Purchases, including capitalized PIK (3)	214,807	141	—	10	30	25,125	—	240,113
Sales (3)	(170,611)	(4,994)	—	—	—	(34,796)	—	(210,401)
Transfers out of Level 3 (1)	(344)	(1,717)	—	—	—	(352)	—	(2,413)
Transfers into Level 3 (1)	1,717	—	—	—	—	—	—	1,717
Fair value as of June 30, 2022	$2,297,105	$93,910	$—	$8,967	$30,953	$102,186	$98	$2,533,219

Net change in unrealized gains (losses) on Level 3 investments still held as of June 30, 2022	$(11,507)	$1,949	$—	$(1,081)	$761	$(12,474)	$(1)	$(22,353)

The following table shows changes in the fair value of our Level 3 investments during the six months ended June 30, 2022:

	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Fair value as of December 31, 2021	$2,267,313	$105,014	$22,000	$10,821	$28,957	$158,515	$372	$2,592,992
Net realized gains (losses)	(577)	425	25	—	—	1,199	—	1,072
Net change in unrealized gains (losses)	(11,016)	5,293	—	(1,874)	1,966	(41,131)	(274)	(47,036)
Net amortization on investments	10,323	171	—	—	—	—	—	10,494
Purchases, including capitalized PIK (3)	435,249	141	—	20	30	25,339	—	460,779
Sales (3)	(405,560)	(15,417)	(22,025)	—	—	(41,774)	—	(484,776)
Transfers out of Level 3 (1)	(344)	(1,717)	—	—	—	(352)	—	(2,413)
Transfers into Level 3 (1)	1,717	—	—	—	—	390	—	2,107
Fair value as of June 30, 2022	$2,297,105	$93,910	$—	$8,967	$30,953	$102,186	$98	$2,533,219

Net change in unrealized gains (losses) on Level 3 investments still held as of June 30, 2022	$(10,110)	$5,093	$—	$(1,875)	$1,967	$(40,813)	$(274)	$(46,012)

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
(2)
Includes unfunded commitments measured at fair value of $(4,800).
(3)
Includes reorganizations and restructuring of investments.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

(In thousands, except share and per share data)

The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of June 30, 2023 and December 31, 2022. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

The unobservable inputs used in the fair value measurement of our Level 3 investments as of June 30, 2023 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range		Weighted Average (1)
First Lien Secured Debt	$56,976	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	109,320	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
	1,949,655	Yield Analysis	Discount Rate	6.6%	19.5%	12.3%
	415	Estimated Proceeds	Estimated Proceeds	N/A	N/A	N/A
Second Lien Secured Debt	4,811	Market Comparable Technique	Comparable Multiple	9.0x	9.0x	9.0x
	236	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
	63,392	Yield Analysis	Discount Rate	13.9%	20.4%	16.1%
Structured Products and Other	40,437	Yield Analysis	Discount Rate	13.0%	13.8%	13.5%
Preferred Equity	34,003	Market Comparable Technique	Comparable Multiple	2.3x	12.5x	10.2x
	1,902	Option Pricing Model	Expected Volatility	110.0%	110.0%	110.0%
	250	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	79	Residual Value	Residual Value	N/A	N/A	N/A
	152	Yield Analysis	Discount Rate	13.5%	13.5%	13.5%
Common Equity/Interests	11,947	Market Comparable Technique	Comparable Multiple	3.8x	31.3x	12.4x
	70	Option Pricing Model	Expected Volatility	30.0%	110.0%	30.0%
	142	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	300	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
	112,250	Yield Analysis	Discount Rate	13.5%	14.2%	14.2%
	21,227	Estimated Proceeds	Estimated Proceeds	N/A	N/A	N/A
Warrants	337	Option Pricing Model	Expected Volatility	50.0%	50.0%	50.0%
Unsecured Debt	26	Yield Analysis	Discount Rate	12.2%	12.2%	12.2%
Total Level 3 Investments	$2,407,927

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

Investment Transactions

For the three and six months ended June 30, 2023, purchases of investments on a trade date basis were $101,601 and $252,659, respectively. For the three and six months ended June 30, 2022, purchases of investments on a trade date basis were $227,422 and $447,485, respectively.

For the three and six months ended June 30, 2023, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $79,235 and $250,764, respectively. For the three and six months ended June 30, 2022, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $184,003 and $458,378, respectively.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

(In thousands, except share and per share data)

PIK Income

The Company holds loans and other investments, including certain preferred equity investments, that have contractual PIK income. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. During the three and six months ended June 30, 2023, PIK income earned was $812 and $1,597, respectively. During the three and six months ended June 30, 2022, PIK income earned was $955 and $1,580, respectively.

The following table shows the change in capitalized PIK balance for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
PIK balance at beginning of period	$22,325	$39,228	$21,534	$38,625
PIK income capitalized	811	731	1,602	1,334
Adjustments due to investments exited or written off	(19)	(124)	(19)	(124)
PIK income received in cash	—	—	—	—
PIK balance at end of period	$23,117	$39,835	$23,117	$39,835

Dividend Income on CLOs

The Company holds structured products and other investments. The CLO equity investments are entitled to recurring distributions which are generally equal to the excess cash flow generated from the underlying investments after payment of the contractual payments to debt holders and fund expenses. The Company records as dividend income the accretable yield from its beneficial interests in structured products such as CLOs based upon a number of cash flow assumptions that are subject to uncertainties and contingencies. During the three and six months ended June 30, 2023, there were no dividend income from structured products. During the three and six months ended June 30, 2022, dividend income from structured products was $336 and $667, respectively.

Investments on Non-Accrual Status

As of June 30, 2023, 1.0% of total investments at amortized cost, or 0.3% of total investments at fair value, were on non-accrual status. As of December 31, 2022, 1.9% of total investments at amortized cost, or 0.6% of total investments at fair value, were on non-accrual status.

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

(In thousands, except share and per share data)

The Company’s outstanding debt obligations as of June 30, 2023 were as follows:

	Date Issued/ Amended	Total Aggregate Principal Amount Committed		Principal Amount Outstanding		Fair Value		Final Maturity Date
Senior Secured Facility	4/19/2023	$1,705,000	**	$1,011,127	*	$1,011,127	(1)	4/19/2028
2025 Notes	3/3/2015	350,000		350,000		337,670	(2)	3/3/2025
2026 Notes	7/16/2021	125,000		125,000		115,318	(2)	7/16/2026
Total Debt Obligations		$2,180,000		$1,486,127		$1,464,115
Deferred Financing Costs and Debt Discount				(3,612)
Total Debt Obligations, net of Deferred Financing Cost and Debt Discount				$1,482,515

* Includes foreign currency debt obligations as outlined in Foreign Currency Transactions and Translations within this note to the financial statements.

** Prior to November 19, 2022, total lender commitments were $1,810,000. As of June 30, 2023, total lender commitments were $1,705,000. The total lender commitments will remain $1,705,000 until December 22, 2024 and will decrease to $1,550,000 thereafter.

(1)
The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of June 30, 2023. The valuation is based on a yield analysis and discount rate commensurate with the market yields for similar types of debt.
(2)
The fair value of these debt obligations would be categorized as Level 2 under ASC 820 as of June 30, 2023. The valuation is based on broker quoted prices.

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

Senior Secured Facility

On April 19, 2023, the Company amended and restated its senior secured, multi-currency, revolving credit facility (the “Senior Secured Facility”), previously amended and restated as of December 22, 2020 and November 19, 2018. The amended and restated agreement extended the final maturity date through April 19, 2028. Lender commitments under the Senior Secured Facility were $1,810,000 prior to November 19, 2022 and decreased to $1,705,000 as non-extending commitments were paid down. The total lender commitments will remain $1,705,000 until December 22, 2024 and will decrease to $1,550,000 thereafter. The Senior Secured Facility includes an “accordion” feature that allows the Company to increase the size of the Facility to $2,325,000. The Senior Secured Facility is secured by substantially all of the assets in the Company’s portfolio, including cash and cash equivalents.

Commencing April 19, 2027, the Company is required to repay, in twelve consecutive monthly installments of equal size, the outstanding amount under the Senior Secured Facility as of April 19, 2027. The stated interest rates on outstanding borrowings under the Senior Secured Facility depend on the type of borrowing and the “gross borrowing base” at the time. USD borrowings accrue at (a) either Term SOFR plus 1.85% per annum or Term SOFR plus 1.975% per annum, or (b) either Alternate Base Rate plus 0.75% per annum or Alternate Base Rate plus .875% per annum. The Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the Senior Secured Facility and fronting fees of up to .25% per annum on the letters of credit issued.

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

(In thousands, except share and per share data)

The Senior Secured Facility also provides for the issuance of letters of credit up to an aggregate amount of $150,000. As of June 30, 2023 and December 31, 2022, the Company had $59,651 and $37,692, respectively, in standby letters of credit issued through the Senior Secured Facility. The amount available for borrowing under the Senior Secured Facility is reduced by any standby letters of credit issued through the Senior Secured Facility. Under GAAP, these letters of credit are considered commitments because no funding has been made and as such are not considered a liability. These letters of credit are not senior securities because they are not in the form of a typical financial guarantee and the portfolio companies are obligated to refund any drawn amounts. The available remaining capacity under the Senior Secured Facility was $634,222 and $713,634 as of June 30, 2023 and December 31, 2022, respectively. Terms used in this disclosure have the meanings set forth in the Senior Secured Facility agreement.

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

The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Average debt outstanding	$1,466,636	$1,620,503	$1,459,102	$1,611,246
Maximum amount of debt outstanding	1,482,511	1,669,385	1,484,362	1,669,385

Weighted average annualized interest cost (1)	6.62%	3.66%	6.54%	3.45%
Annualized amortized debt issuance cost	0.41%	0.36%	0.40%	0.36%
Total annualized interest cost	7.04%	4.02%	6.94%	3.81%

____________________

(1)
Includes the stated interest expense and commitment fees on the unused portion of the Senior Secured Facility. Commitment fees for the three and six months ended June 30, 2023 were $625 and $1,295, respectively. Commitment fees for the three and six months ended June 30, 2022 were $599 and $1,228, respectively.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

(In thousands, except share and per share data)

Foreign Currency Transactions and Translations

The Company had the following foreign-denominated debt outstanding on the Senior Secured Facility as of June 30, 2023:

	Original Principal Amount (Local)	Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
British Pound	£45,000	$55,987	$57,164	$(1,177)	7/31/2023
Total		$55,987	$57,164	$(1,177)

The Company had the following foreign-denominated debt outstanding on the Senior Secured Facility as of December 31, 2022:

	Original Principal Amount (Local)	Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
British Pound	£41,000	$51,037	$49,540	$1,497	1/30/2023
Total		$51,037	$49,540	$1,497

As of June 30, 2023 and December 31, 2022, the Company was in compliance with all debt covenants for all outstanding debt obligations.

Note 7. Stockholders’ Equity

The Company issued approximately $30,000 of common stock in August 2022. Subsequent to the August 2022 stock issuance, the Company has conducted no additional stock offerings.

The Company adopted the following plans, approved by the Board of Directors, for the purpose of repurchasing its common stock in accordance with applicable rules specified in the Securities Exchange Act of 1934 (the “1934 Act”) (the “Repurchase Plans”):

Date of Agreement/Amendment	Maximum Cost of Shares That May Be Repurchased	Cost of Shares Repurchased	Remaining Cost of Shares That May Be Repurchased
August 5, 2015	$50,000	$50,000	$—
December 14, 2015	50,000	50,000	—
September 14, 2016	50,000	50,000	—
October 30, 2018	50,000	50,000	—
February 6, 2019	50,000	48,107	1,893
February 3, 2022	25,000	—	25,000
Total as of June 30, 2023	$275,000	$248,107	$26,893

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

During the three months ended June 30, 2023, the Company repurchased 198,084 shares at a weighted average price per share of $11.60, inclusive of commissions, for a total cost of $2,297. This represent a discount of approximately 23.63% of the average net asset value per share for the three months ended June 30, 2023.

During the six months ended June 30, 2023, the Company repurchased 198,084 shares at a weighted average price per share of $11.60, inclusive of commissions, for a total cost of $2,297. This represent a discount of approximately 23.48% of the average net asset value per share for the six months ended June 30, 2023.

During the three months ended June 30, 2022, the Company repurchased 128,522 shares at a weighted average price per share of $12.74, inclusive of commissions, for a total cost of $1,638. This represents a discount of approximately 18.60% of the average net asset value per share for the three months ended June 30, 2022.

During the six months ended June 30, 2022, the Company repurchased 189,127 shares at a weighted average price per share of $12.73, inclusive of commissions, for a total cost of $2,407. This represents a discount of approximately 18.69% of the average net asset value per share for the six months ended June 30, 2022.

Since the inception of the Repurchase Plans through June 30, 2023, the Company repurchased 15,593,120 shares at a weighted average price per share of $15.91, inclusive of commissions, for a total cost of $248,107. Including fractional shares, the Company has repurchased 15,593,150 shares at a weighted average price per share of $15.91, inclusive of commissions for a total cost of $248,107.

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

Note 8. Commitments and Contingencies

The Company has various commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of June 30, 2023, and December 31, 2022, the Company had the following unfunded commitments to its portfolio companies:

	June 30, 2023	December 31, 2022
Unfunded revolver obligations and bridge loan commitments (1)	$119,038	$158,193
Standby letters of credit issued and outstanding (2)	66,727	42,893
Unfunded delayed draw loan commitments (including commitments with performance thresholds not met) (3)	154,550	198,750
Total Unfunded Commitments (4)	$340,314	$399,836

____________________

(1)
The unfunded revolver obligations may or may not be funded to the borrowing party in the future. The amounts relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of June 30, 2023 and December 31, 2022, subject to the terms of each loan’s respective credit agreements which includes borrowing covenants that need to be met prior to funding. As of June 30, 2023 and December 31, 2022, the bridge loan commitments included in the balances were $0 and $0, respectively.
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
(4)
The Company also had an unfunded revolver commitment to its fully controlled affiliate Merx Aviation Finance, LLC of $118,925 and $50,000 as of June 30, 2023 and December 31, 2022, respectively. Given the Company’s controlling interest, the timing and the amount of the funding has not been determined.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

(In thousands, except share and per share data)

Note 9. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2023 and 2022.

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
	(Unaudited)	(Unaudited)
Per Share Data*
Net asset value at beginning of period	$15.10	$16.08
Net investment income (1)	0.89	0.79
Net realized and change in unrealized gains (losses) (1)	(0.04)	(0.64)
Net increase in net assets resulting from operations	0.85	0.15
Distribution of net investment income (2)	(0.76)	(0.72)
Distribution of return of capital (2)	—	—
Accretion due to share repurchases	0.01	0.00
Net asset value at end of period	$15.20	$15.52

Per share market value at end of period	$12.56	$10.77
Total return (3)	17.31%	(0.37)%
Shares outstanding at end of period	65,253,275	63,518,718
Weighted average shares outstanding	65,408,703	63,610,580

Ratio/Supplemental Data
Net assets at end of period (in millions)	$991.7	$986.0
Annualized ratio of operating expenses to average net assets (4)(5)	5.66%	5.50%
Annualized ratio of interest and other debt expenses to average net assets (5)	10.22%	6.11%
Annualized ratio of total expenses to average net assets (4)(5)	15.88%	11.61%
Annualized ratio of net investment income to average net assets (5)	11.87%	10.11%
Average debt outstanding (in millions)	$1,459.1	$1,611.2
Average debt per share	$22.31	$25.33
Annualized portfolio turnover rate (5)	21.09%	35.31%
Asset coverage per unit (6)	$1,642	$1,605

____________________

* Totals may not foot due to rounding.

(1)
Financial highlights are based on the weighted average number of shares outstanding for the period presented.
(2)
The tax character of distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. Although the tax character of distributions paid to stockholders through June 30, 2023 may include return of capital, the exact amount cannot be determined at this point. Per share amounts are based on actual rate per share.
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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

(In thousands, except share and per share data)

(4)
The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets are shown inclusive of all voluntary management and incentive fee waivers (See Note 3 to the financial statements). For the six months ended June 30, 2023, the annualized ratio of operating expenses to average net assets and the annualized ratio of total expenses to average net assets would be 5.75% and 16.08%, respectively, without the voluntary fee waivers. For the six months ended June 30, 2022, the annualized ratio of operating expenses to average net assets and the annualized ratio of total expenses to average net assets would be 5.58% and 12.17%, respectively, without the voluntary fee waivers.
(5)
Annualized for the six months ended June 30, 2023 and 2022.
(6)
The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the asset coverage per unit. As of June 30, 2023, the Company's asset coverage was 164%.

Note 10. Subsequent Events

Management has evaluated subsequent events through the date of issuance of these financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the financial statements other than those disclosed below.

On August 2, 2023, the Company’s Board of Directors declared a base distribution of $0.38 per share, payable on September 28, 2023 to stockholders of record as of September 12, 2023. There can be no assurances that the Board will continue to declare a base distribution of $0.38 per share.

Report of Independent Registered Public Accounting Firm

To the stockholders and Board of Directors of MidCap Financial Investment Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying statement of assets and liabilities, including the schedule of investments, of MidCap Financial Investment Corporation (the “Company”) as of June 30, 2023, the related statements of operations and changes in net assets for the three-month and six-month periods ended June 30, 2023 and 2022, the statements of cash flows and the financial highlights for the six-month periods ended June 30, 2023 and 2022, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

August 2, 2023

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
•
the effects of the COVID-19 pandemic on us and our portfolio companies; and
•
the timing of cash flows, if any, from the operations of our portfolio companies.

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

Overview

MidCap Financial Investment Corporation (the “Company,” “MFIC,” “we,” “us,” or “our”) was incorporated under the Maryland General Corporation Law in February 2004. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Pursuant to this election and assuming we qualify as a RIC, we generally do not have to pay corporate-level federal income taxes on any income we distribute to our stockholders. We commenced operations on April 8, 2004 upon completion of our initial public offering that raised $870 million in net proceeds from selling 62 million shares of common stock at a price of $15.00 per share (20.7 million shares at a price of $45.00 per share adjusted for the one-for-three reverse stock split). Since then, and through June 30, 2023, we have raised approximately $2.24 billion in net proceeds from additional offerings of common stock and we have repurchased common stock for $248.1 million.

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

Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment, the competitive environment for the types of investments we make and market disruptions due to COVID-19. As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of June 30, 2023, non-qualifying assets represented approximately 7.3% of the total assets of the Company.

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

Portfolio and Investment Activity

Our portfolio and investment activity during the three and six months ended June 30, 2023 and 2022, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)*	2023	2022	2023	2022
Investments made in portfolio companies	$101.6	227.4	$252.7	$447.5
Investments sold	—	—	—	(9.7)
Net activity before repaid investments	101.6	227.4	252.7	437.8
Investments repaid	(79.2)	(184.0)	(250.8)	(448.6)
Net investment activity	$22.4	43.4	$1.9	$(10.8)

Portfolio companies, at beginning of period	141	139	135	139
Number of investments in new portfolio companies	12	7	20	13
Number of exited companies	(3)	(6)	(5)	(12)
Portfolio companies at end of period	150	140	150	140

Number of investments in existing portfolio companies	40	53	61	72

____________________

* Totals may not foot due to rounding.

Our portfolio composition and weighted average yields as of June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023	December 31, 2022
Portfolio composition, at fair value:
First lien secured debt	88%	89%
Second lien secured debt	3%	3%
Total secured debt	91%	92%
Unsecured debt	0%	0%
Structured products and other	2%	0%
Preferred equity	1%	2%
Common equity/interests and warrants	6%	6%
Weighted average yields, at amortized cost (1):
First lien secured debt (2)	11.7%	10.8%
Second lien secured debt (2)	14.2%	13.2%
Secured debt portfolio (2)	11.8%	10.9%
Unsecured debt portfolio (2)	10.0%	10.0%
Total debt portfolio (2)	11.8%	10.9%
Total portfolio (3)	10.0%	9.3%
Interest rate type, at fair value (4):
Fixed rate amount	$0.0 billion	$0.0 billion
Floating rate amount	$2.1 billion	$2.0 billion
Fixed rate, as percentage of total	0%	0%
Floating rate, as percentage of total	100%	100%
Interest rate type, at amortized cost (4):
Fixed rate amount	$0.0 billion	$0.0 billion
Floating rate amount	$2.1 billion	$2.0 billion
Fixed rate, as percentage of total	0%	0%
Floating rate, as percentage of total	100%	100%

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

Since the initial public offering of MidCap Financial Investment Corporation in April 2004 and through June 30, 2023, invested capital totaled $23.7 billion in 615 portfolio companies. Over the same period, the Company completed transactions with more than 100 different financial sponsors.

Recent Developments

On June 2, 2023, Amit Joshi, Vice President and Chief Accounting Officer of the Company notified the Company of his intention to resign. Mr. Joshi has continued to serve as the Company’s Vice President and Chief Accounting Officer for a period of time to transition his responsibilities to other members of the Company’s finance department. Mr. Joshi’s decision to resign is not the result of any disagreement with the Company, its advisor or their affiliates regarding their operations, policies, practices or otherwise.

Critical Accounting Estimates

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

As of June 30, 2023, 2.41 billion or 99.9% of the Company’s investments were classified as Level 3. The high proportion of Level 3 investments relative to our total investments is directly related to our investment philosophy and target portfolio, which consists primarily of long-term secured debt, as well as unsecured and mezzanine positions of private middle-market companies. A fundamental difference exists between our investments and those of comparable publicly traded fixed income investments, namely high-yield bonds, and this difference affects the valuation of our private investments relative to comparable publicly traded instruments.

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

Investment Valuation Process

Pursuant to Rule 2a-5 under the 1940 Act, the Company’s Board of Directors has designated the Investment Adviser as its "valuation designee” to perform the fair value determinations for all investments held by the Company. The Company's Board of Directors continues to be responsible for overseeing the processes for determining fair valuation.

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. During the six months ended June 30, 2023, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

Because there is not a readily available market value for most of the investments in our portfolio, substantially all of our portfolio investments are valued at fair value as determined in good faith by our investment adviser, as the valuation designee, as described herein. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had an active market existed for such investments and may differ materially from the values that we may ultimately realize.

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned.

Results of Operations

Operating results for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)*	2023	2022	2023	2022
Investment Income
Interest income	$66.7	$51.6	$131.4	$104.1
Dividend income	0.1	0.3	0.1	0.7
PIK interest income	0.8	1.0	1.6	1.6
Other income	1.0	0.5	3.2	1.8
Total investment income	$68.6	$53.4	$136.4	$108.1
Expenses
Management and performance-based incentive fees, net of amounts waived	$10.5	$10.3	$20.6	$20.2
Interest and other debt expenses, net of reimbursements	25.7	16.1	50.1	30.3
Administrative services expense, net of reimbursements	1.4	1.2	2.8	2.7
Other general and administrative expenses	2.2	2.2	4.5	4.6
Net Expenses	$39.8	$29.9	$78.1	$57.8
Net Investment Income	$28.9	$23.5	$58.3	$50.4
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses)	$(0.2)	$0.3	$(1.0)	$(1.7)
Net change in unrealized gains (losses)	(3.3)	(18.1)	(1.8)	(38.8)
Net Realized and Change in Unrealized Gains (Losses)	$(3.4)	$(17.8)	$(2.8)	(40.5)
Net Increase in Net Assets Resulting from Operations	$25.4	$5.7	$55.5	$9.9

Net Investment Income on Per Average Share Basis (1)	$0.44	$0.37	$0.89	$0.79
Earnings per share — basic (1)	$0.39	$0.09	$0.85	$0.16
* Totals may not foot due to rounding.

(1) Based on the weighted average number of shares outstanding for the period presented.

Total Investment Income

For the three months ended June 30, 2023 as compared to the three months ended June 30, 2022

The increase in total investment income for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was primarily driven by the increase in total interest income (including PIK interest income) of $14.9 million. The increase in total interest income was due to an increase in the average yield for the total debt portfolio, from 8.3% for the three months ended June 30, 2022 to 11.6% for the three months ended June 30, 2023. The increase was partially offset by a decrease in prepayment fees and income recognized from the acceleration of discount, premium, or deferred fees on repaid investments, which totaled $1.9 million for the three months ended June 30, 2022 and $0.6 million for the three months ended June 30, 2023. Furthermore, the increase in other income of $0.5 million was primarily due to an increase in consent fees.

For the six months ended June 30, 2023 as compared to the six months ended June 30, 2022

The increase in total investment income for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily driven by the increase in total interest income (including PIK interest income) of $27.3 million. The increase in total interest income was due to an increase in the average yield for the total debt portfolio, from 8.3% for the six months ended June 30, 2022 to 11.3% for the six months ended June 30, 2023. The increase was partially offset by a decrease in prepayment fees and income recognized from the acceleration of discount, premium, or deferred fees on repaid investments, which totaled $5.6 million for the six months ended June 30, 2022 and $3.3 million for the six months ended June 30, 2023. Furthermore, the increase in other income of $1.3 million was primarily due to an increase in structuring and consent fees received.

Net Expenses

For the three months ended June 30, 2023 as compared to the three months ended June 30, 2022

The increase in net expenses for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was primarily driven by the increase in interest and other debt expenses of $9.5 million. The increase in interest and other debt expenses was attributed to an increase in the total annualized cost of debt, from 4.02% for the three months ended June 30, 2022 to 7.04% for the three months ended June 30, 2023. Further, the increase of $0.2 million in management and performance-based incentive fees (net of amounts waived) was due to an increase in performance-based incentive fees. This was partially offset by a decrease in management fee due to the change in fee structure effective January 1, 2023.

For the six months ended June 30, 2023 as compared to the six months ended June 30, 2022

The increase in net expenses for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily driven by the increase in interest and other debt expenses of $19.8 million. The increase in interest and other debt expenses was attributed to an increase in the total annualized cost of debt, from 3.81% for the six months ended June 30, 2022 to 6.94% for the six months ended June 30, 2023. Further, the increase of $0.4 million in management and performance-based incentive fees (net of amounts waived) was due to an increase in performance-based incentive fees. This was partially offset by a decrease in management fee due to the change in fee structure effective January 1, 2023.

Net Realized Gains (Losses)

For the three months ended June 30, 2023 as compared to the three months ended June 30, 2022

During the three months ended June 30, 2023, we recognized gross realized gains of $0.0 million and gross realized losses of $0.2 million, resulting in net realized losses of $0.2 million.

During the three months ended June 30, 2022, we recognized gross realized gains of $0.5 million and gross realized losses of $0.2 million, resulting in net realized gains of $0.3 million.

For the six months ended June 30, 2023 as compared to the six months ended June 30, 2022

During the six months ended June 30, 2023, we recognized gross realized gains of $0.1 million and gross realized losses of $1.1 million, resulting in net realized losses of $1.0 million. There were no significant realized gains (losses) for the six months ended June 30, 2023.

During the six months ended June 30, 2022, we recognized gross realized gains of $2.5 million and gross realized losses of $4.2 million, resulting in net realized losses of $1.7 million. Net realized losses for the six months ended June 30, 2022 was primarily driven by the write off of the Company’s investment in AVAD, LLC. Significant realized gains (losses) for the six months ended June 30, 2022 are summarized below:

(in millions)	Net Realized Gain (Loss)
AVAD, LLC	$(1.0)

Net Change in Unrealized Gains (Losses)

For the three months ended June 30, 2023 as compared to the three months ended June 30, 2022

During the three months ended June 30, 2023, we recognized gross unrealized gains of $8.2 million and gross unrealized losses of $11.5 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized losses of $3.3 million. Net change in unrealized gains (losses) for the three months ended June 30, 2023 was primarily driven by the financial under-performance of Ambrosia Buyer Group and widening credit spreads. Significant changes in unrealized gains (losses) for the three months ended June 30, 2023 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
NFA Group	$1.1
Ambrosia Buyer Corp.	(1.3)
Sequential Brands Group, Inc.	(1.1)
ChyronHego Corporation	(1.1)

During the three months ended June 30, 2022, we recognized gross unrealized gains of $10.8 million and gross unrealized losses of $28.9 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized losses of $18.1 million. Net change in unrealized gains (losses) for the three months ended June 30, 2022 was primarily driven by the decrease in value of Merx Aviation Finance LLC due to various lease restructuring, aircraft sales and impacts from the Russian/Ukraine conflict. Significant changes in unrealized gains (losses) for the three months ended June 30, 2022 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
Spotted Hawk	$3.3
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.)	2.8
ChyronHego Corporation	1.1
Merx Aviation Finance, LLC	(14.1)
NFA Group	(2.9)
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I LLC)	(1.5)
Golden Bear	(1.1)
The Club Company	(1.1)

For the six months ended June 30, 2023 as compared to the six months ended June 30, 2022

During the six months ended June 30, 2023, we recognized gross unrealized gains of $14.2 million and gross unrealized losses of $16.0 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized losses of $1.8 million. Net change in unrealized gains (losses) for the six months ended June 30, 2023 was primarily driven by the financial under-performance of Ambrosia Buyer Group and Berner Foods and widening credit spreads. Significant changes in unrealized gains (losses) for the six months ended June 30, 2023 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
NFA Group	$1.8
Golden Bear	1.5
Ambrosia Buyer Corp.	(1.6)
Berner Foods	(1.4)
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I LLC)	(1.3)
Sequential Brands Group, Inc.	(1.2)

During the six months ended June 30, 2022, we recognized gross unrealized gains of $35.3 million and gross unrealized losses of $74.1 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized losses of $38.8 million. Net change in unrealized gains (losses) for the six months ended June 30, 2022 was primarily driven by the decrease in value of Merx Aviation Finance LLC due to various lease restructuring, aircraft sales and impacts from the Russian/Ukraine conflict. Significant changes in unrealized gains (losses) for the six months ended June 30, 2022 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.)	$6.4
Spotted Hawk	5.1
ChyronHego Corporation	4.0
Dynamic Product Tankers (Prime), LLC	2.4
MYCOM	1.6
Ambrosia Buyer Corp.	1.4
Merx Aviation Finance, LLC	(33.8)
MSEA Tankers LLC	(11.7)
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I LLC)	(4.4)
NFA Group	(4.2)
K&N Parent, Inc.	(2.0)
Golden Bear	(1.9)
The Club Company	(1.3)
CARE Fertility	(1.1)

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

Debt

See Note 6 to the financial statements for information on the Company’s debt.

The following table shows the contractual maturities of our debt obligations as of June 30, 2023:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Senior Secured Facility (1)	$1,011.1	$—	$—	$1,011.1	$—
2025 Notes	350.0	—	350.0	—	—
2026 Notes	125.0	—	—	125.0	—
Total Debt Obligations	$1,486.1	$—	$350.0	$1,136.1	$—

____________________

(1)
As of June 30, 2023, aggregate lender commitments under the Senior Secured Facility totaled $1.71 billion and $634.2 million of unused capacity. As of June 30, 2023, there were $59.7 million of letters of credit issued under the Senior Secured Facility as shown as part of total commitments in Note 8 to the financial statements.

Stockholders’ Equity

See Note 7 to the financial statements for information on the Company’s public offerings and share repurchase plans.

Distributions

Distributions paid to stockholders during the three and six months ended June 30, 2023 totaled $24.8 million ($0.38 per share) and $49.7 million ($0.76 per share), respectively. Distributions paid to stockholders during the three and six months ended June 30, 2022 totaled $22.9 million ($0.36 per share) and $45.9 million ($0.72 per share), respectively. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. Although the tax character of distributions paid to stockholders through June 30, 2023 may include return of capital, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ended December 31, 2023. Tax characteristics of all distributions will be reported to stockholders on Form 1099 after the end of the calendar year. Our quarterly distributions, if any, will be determined by our Board of Directors.

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

PIK Income

For the three and six months ended June 30, 2023, PIK income totaled $0.8 million and $1.6 million on total investment income of $68.6 million and $136.4 million, respectively. For the three and six months ended June 30, 2022, PIK income totaled $1.0 million and $1.6 million on total investment income of $53.4 million and $108.1 million, respectively. In order to maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders annually in the form of distributions, even though the Company has not yet collected the cash. See Note 5 to the financial statements for more information on the Company’s PIK income.

Related Party Transactions

See Note 3 to the financial statements for information on the Company’s related party transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. Uncertainty with respect to the economic effects of rising interest rates in response to inflation, the war in Russia and Ukraine and the COVID-19 pandemic introduced significant volatility in the financial markets, and the effects of this volatility has materially impacted and could continue to materially impact our market risks, including those listed below. For additional information concerning these risks and their potential impact on our business and our operating results, see Part II - Other information, Item 1A. Risk Factors.

Investment valuation risk

Because there is not a readily available market value for most of the investments in our portfolio, we value all of our portfolio investments at fair value as determined in good faith by our board of directors based on, among other things, the input of our management and audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” and “—Fair Value Measurements” as well as Notes 2 and 5 to our financial statements for the three and six months ended June 30, 2023 for more information relating to our investment valuation.

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

As of June 30, 2023, a majority of our debt portfolio investments bore interest at variable rates, which generally are SOFR-based (or based on an equivalent applicable currency rate such as SOFR) and typically have durations of one to six months after which they reset to current market interest rates, and many of which are subject to certain floors. Further, our Senior Secured Facility bears interest at SOFR rates with no interest rate floors, while our 2025 Notes and 2026 Notes bears interest at a fixed rate. Some of our investments are LIBOR-based. As of December 31, 2021, all non-U.S. dollar LIBOR publications have been phased out. The phase out of a majority of the U.S. dollar publications is delayed until June 30, 2023. Potential changes, or uncertainty related to such potential changes, may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities, or the cost of our borrowings. SOFR appears to be the preferred alternative replacement rate for U.S. dollar LIBOR, but there is no guarantee SOFR will become the dominant alternative. Please see Part 1 of our transition report on Form 10-KT for the nine months ended December 31, 2022, “Item 1A. Risk Factors—Risks Relating to the Current Environment — The interest rates of some of our floating-rate loans to our portfolio companies may be priced using a spread over LIBOR, which is being phased out."

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of June 30, 2023, assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
Up 150 basis points	$13.8 million	$0.211
Up 100 basis points	9.2 million	0.141
Up 50 basis points	4.6 million	0.070
Down 50 basis points	(4.6) million	(0.070)
Down 100 basis points	(9.2) million	(0.141)
Down 150 basis points	(13.8) million	(0.211)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2023 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Control Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the second quarter of 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The Company adopted the following plans, approved by the Board of Directors, for the purpose of repurchasing its common stock in accordance with applicable rules specified in the 1934 Act (the “Repurchase Plans”):

Date of Agreement/Amendment	Maximum Cost of Shares That May Be Repurchased	Cost of Shares Repurchased	Remaining Cost of Shares That May Be Repurchased
August 5, 2015	$50.0 million	$50.0 million	$	— million
December 14, 2015	50.0 million	50.0 million		— million
September 14, 2016	50.0 million	50.0 million		— million
October 30, 2018	50.0 million	50.0 million		— million
February 6, 2019	50.0 million	48.1 million		1.9 million
February 3, 2022	25.0 million	— million		25.0 million
Total as of June 30, 2023	$275.0 million	$248.1 million		$26.9 million

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

The following table presents information with respect to the Company’s purchases of its common stock since adoption of the Repurchase Plans through June 30, 2023:

Month	Total Number of Shares Purchased	Average Price Paid Per Share*	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans
August 2015	510,000	$19.71	510,000	$	$ 40.0 million
September 2015	603,466	18.46	603,466		28.8 million
November 2015	1,116,666	18.10	1,116,666		8.6 million
December 2015	627,443	17.58	627,443		47.6 million
January 2016	670,708	14.91	670,708		37.6 million
June 2016	362,933	16.73	362,933		31.5 million
July 2016	16,491	16.53	16,491		31.2 million
August 2016	596,294	17.67	596,294		20.7 million
September 2016	411,523	18.13	411,523		63.2 million
October 2016	527,417	17.82	527,417		53.8 million
November 2016	239,289	17.45	239,289		49.6 million
August 2017	33,333	17.96	33,333		49.0 million
September 2017	186,767	17.98	186,767		45.7 million
October 2017	144,867	17.96	144,867		43.1 million
November 2017	64,500	17.79	64,500		41.9 million
December 2017	50,100	17.89	50,100		41.0 million
January 2018	577,386	17.32	577,386		31.0 million
February 2018	70,567	16.23	70,567		29.9 million
May 2018	263,667	17.12	263,667		25.4 million
June 2018	198,601	16.94	198,601		22.0 million
July 2018	8,867	16.75	8,867		21.9 million
August 2018	502,767	17.11	502,767		13.3 million
September 2018	444,467	16.54	444,467		5.9 million
October 2018	160,800	16.46	160,800		53.3 million
November 2018	595,672	15.81	595,672		43.9 million
December 2018	741,389	13.49	741,359		33.9 million
February 2019	19,392	15.16	19,392		83.6 million
March 2019	291,426	15.40	291,426		79.1 million
April 2019	44,534	15.23	44,534		78.4 million
May 2019	298,026	15.93	298,026		73.6 million
June 2019	607,073	15.97	607,073		63.9 million
July 2019	89,610	16.10	89,610		62.5 million
August 2019	758,020	16.15	758,020		50.3 million
September 2019	32,371	16.26	32,371		49.7 million
October 2019	495,464	15.65	495,464		42.0 million
November 2019	6,147	15.91	6,147		41.9 million
March 2020	1,286,565	11.62	1,286,565		26.9 million
May 2021	145,572	13.92	145,572		24.9 million
July 2021	44,418	13.46	44,418		24.3 million
August 2021	45,675	13.32	45,675		23.7 million
September 2021	360,860	13.02	360,860		19.0 million
October 2021	308,005	13.30	308,005		14.9 million
November 2021	419,372	13.05	419,372		9.4 million
December 2021	227,429	12.44	227,429		6.6 million
January 2022	60,605	12.70	60,605		30.8 million
April 2022	88,478	12.82	88,478		29.7 million
May 2022	40,044	12.57	40,044		29.2 million
May 2023	171,061	11.56	171,061		27.2 million
June 2023	27,023	11.84	27,023		26.9 million
Total	15,593,150	$15.91	15,593,120

____________________

* The average price per share is inclusive of commissions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended June 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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
(7)
Incorporated by reference to Exhibit 3.3 to the Registrant's Form 8-K, filed on August 12, 2022.
(8)
Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K, filed on April 20, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 2, 2023.

MIDCAP FINANCIAL INVESTMENT CORPORATION

By:	/s/ TANNER POWELL
Tanner Powell
Chief Executive Officer

By:	/s/ GREGORY W. HUNT
Gregory W. Hunt
Chief Financial Officer and Treasurer

By:	/s/ AMIT JOSHI
Amit Joshi
Chief Accounting Officer and Assistant Treasurer