Form 10-Q
period 2023-09-30
MidCap Financial Investment Corp
filed 2023-11-07
CIK 1278752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of November 6, 2023 was 65,253,275.

MIDCAP FINANCIAL INVESTMENT CORPORATION

PART I. FINANCIAL INFORMATION

In this report, the terms the “Company,” “MFIC,” “we,” “us,” and “our” refer to MidCap Financial Investment Corporation unless the context specifically states otherwise.

Item 1. Financial Statements

MIDCAP FINANCIAL INVESTMENT CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

(In thousands, except share and per share data)

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost — $2,043,931 and $2,019,573, respectively)	$1,967,203	$1,960,199
Non-controlled/affiliated investments (cost — $132,431 and $121,307, respectively)	76,960	49,141
Controlled investments (cost — $400,921 and $466,294, respectively)	324,945	388,780
Cash and cash equivalents	42,951	84,713
Foreign currencies (cost — $229 and $2,404, respectively)	199	2,378
Receivable for investments sold	264	3,100
Interest receivable	20,406	17,169
Dividends receivable	1,328	4,836
Deferred financing costs	20,645	13,403
Prepaid expenses and other assets	170	1,797
Total Assets	$2,455,071	$2,525,516

Liabilities
Debt	$1,434,497	$1,483,394
Distributions payable	—	24,217
Management and performance-based incentive fees payable	10,291	9,060
Interest payable	4,871	13,546
Accrued administrative services expense	2,601	748
Other liabilities and accrued expenses	5,966	6,445
Total Liabilities	$1,458,226	$1,537,410
Commitments and contingencies (Note 8)
Net Assets	$996,845	$988,106

Net Assets
Common stock, $0.001 par value (130,000,000 shares authorized; 65,253,275 and 65,451,359 shares issued and outstanding, respectively)	$65	$65
Capital in excess of par value	2,104,823	2,107,120
Accumulated under-distributed (over-distributed) earnings	(1,108,043)	(1,119,079)
Net Assets	$996,845	$988,106

Net Asset Value Per Share	$15.28	$15.10

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Investment Income
Non-controlled/non-affiliated investments:
Interest income (excluding Payment-in-kind (“PIK”) interest income)	$61,939	$46,762	$183,718	$132,528
Dividend income	104	31	242	57
PIK interest income	447	371	1,115	1,016
Other income	275	1,223	3,243	2,802
Non-controlled/affiliated investments:
Interest income (excluding PIK interest income)	284	58	843	154
Dividend income	636	220	704	862
PIK interest income	32	20	92	58
Other income	—	—	—	—
Controlled investments:
Interest income (excluding PIK interest income)	4,458	9,498	13,494	27,713
Dividend income	—	—	—	—
PIK interest income	—	465	869	1,362
Other income	—	237	250	477
Total Investment Income	$68,175	$58,885	$204,570	$167,029
Expenses
Management fees	$4,374	$8,914	$12,972	$26,801
Performance-based incentive fees	5,917	3,976	18,233	6,415
Interest and other debt expenses	26,275	20,226	77,043	50,883
Administrative services expense	1,621	1,301	4,469	3,996
Other general and administrative expenses	2,494	2,177	6,986	6,748
Total expenses	40,681	36,594	119,703	94,843
Management and performance-based incentive fees waived	—	—	—	—
Performance-based incentive fee offset	—	(87)	(274)	(230)
Expense reimbursements	(403)	(259)	(1,089)	(601)
Net Expenses	$40,278	$36,248	$118,340	$94,012
Net Investment Income	$27,897	$22,637	$86,230	$73,017
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses):
Non-controlled/non-affiliated investments	$(212)	$(462)	$(1,250)	$609
Non-controlled/affiliated investments	—	—	—	—
Controlled investments	—	—	—	—
Foreign currency transactions	12	294	50	(2,506)
Net realized gains (losses)	(200)	(168)	(1,200)	(1,897)
Net change in unrealized gains (losses):
Non-controlled/non-affiliated investments	(3,484)	(10,210)	(2,104)	(23,180)
Non-controlled/affiliated investments	1,169	(1,548)	1,447	(8,648)
Controlled investments	2,330	1,513	1,536	(25,945)
Foreign currency translations	2,251	3,769	(409)	12,543
Net change in unrealized gains (losses)	2,266	(6,476)	470	(45,230)
Net Realized and Change in Unrealized Gains (Losses)	$2,066	$(6,644)	$(730)	$(47,127)
Net Increase (Decrease) in Net Assets Resulting from Operations	$29,963	$15,993	$85,500	$25,890
Earnings (Loss) Per Share — Basic	$0.46	$0.25	1.31	0.40

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

(In thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operations
Net investment income	$27,897	$22,637	$86,230	$73,017
Net realized gains (losses)	(200)	(168)	(1,200)	(1,897)
Net change in unrealized gains (losses)	2,266	(6,476)	470	(45,230)
Net Increase (Decrease) in Net Assets Resulting from Operations	$29,963	$15,993	$85,500	$25,890

Distributions to Shareholders
Distribution of net investment income	$(24,795)	$(20,944)	$(74,464)	$(66,723)
Distribution of return of capital	—	—	—	—
Net Decrease in Net Assets Resulting from Distributions to Shareholders	$(24,795)	$(20,944)	$(74,464)	$(66,723)

Capital Share Transactions
Net proceeds from the issuance of common stock	$—	$30,000	$—	$30,000
Repurchase of common stock	$—	$—	$(2,297)	$(2,407)
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	$—	$30,000	$(2,297)	$27,593

Net Assets
Net increase (decrease) in net assets during the period	$5,168	$25,049	$8,739	$(13,240)
Net assets at beginning of period	991,677	985,987	988,106	1,024,276
Net Assets at End of Period	$996,845	$1,011,036	$996,845	$1,011,036

Capital Share Activity
Shares issued during the period	—	1,932,641	—	1,932,641
Shares repurchased during the period	—	—	(198,084)	(189,127)
Shares issued and outstanding at beginning of period	65,253,275	63,518,718	65,451,359	63,707,845
Shares Issued and Outstanding at End of Period	65,253,275	65,451,359	65,253,275	65,451,359

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2023	2022
Operating Activities
Net increase (decrease) in net assets resulting from operations	$85,500	$25,890
Net realized (gains) losses	1,200	1,897
Net change in unrealized (gains) losses	(470)	45,230
Net amortization of premiums and accretion of discounts on investments	(6,161)	(6,992)
Accretion of discount on notes	453	453
Amortization of deferred financing costs	3,919	3,877
Increase in gains/(losses) from foreign currency transactions	49	(2,506)
PIK interest and dividends capitalized	(2,057)	(2,007)
Purchases of investments	(283,002)	(560,793)
Proceeds from sales and repayments of investments	322,699	637,033
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable	(3,237)	(1,013)
Decrease (increase) in dividends receivable	3,508	102
Decrease (increase) in prepaid expenses and other assets	1,627	380
Increase (decrease) in management and performance-based incentive fees payable	1,231	(1,764)
Increase (decrease) in interest payable	(8,675)	(1,560)
Increase (decrease) in accrued administrative services expense	1,853	1,167
Increase (decrease) in other liabilities and accrued expenses	(479)	243
Net Cash Used in/Provided by Operating Activities	$117,958	$139,637
Financing Activities
Issuances of debt	$142,194	$212,689
Payments of debt	(192,244)	(283,616)
Financing costs paid and deferred	(10,867)	—
Net proceeds from the issuance of common stock	—	30,000
Repurchase of common stock	(2,297)	(2,407)
Distributions paid	(98,681)	(68,779)
Net Cash Used in/Provided by Financing Activities	$(161,895)	$(112,113)

Cash, Cash Equivalents and Foreign Currencies
Net increase (decrease) in cash, cash equivalents and foreign currencies during the period	$(43,937)	$27,524
Effect of foreign exchange rate changes on cash and cash equivalents	(4)	(255)
Cash, cash equivalents and foreign currencies at beginning of period	87,091	34,467
Cash, Cash Equivalents and Foreign Currencies at the End of Period	$43,150	$61,736

Supplemental Disclosure of Cash Flow Information
Cash interest paid	$81,244	$47,930

Non-Cash Activity
PIK income	$2,076	$2,436

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (38)	Fair Value (1)(39)
Advertising, Printing & Publishing
FingerPaint Marketing
KL Charlie Acquisition Company	First Lien Secured Debt	SOFR+635, 1.00% Floor	12/30/26	$23,340	$23,058	$22,814	(9)(31)
	First Lien Secured Debt	SOFR+685, 1.00% Floor	12/30/26	717	705	703	(9)(31)
	First Lien Secured Debt - Revolver	P+525	12/30/26	1,962	1,505	1,493	(9)(21)(23)(28)
KL Charlie Co-Invest, L.P.	Common Equity - Common Stock	N/A	N/A	218,978 Shares	219	392	(9)(13)
					25,487	25,402
Hero Digital
HRO (Hero Digital) Holdings, LLC	First Lien Secured Debt	SOFR+610, 1.00% Floor	11/18/28	26,891	19,200	18,091	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+610, 1.00% Floor	11/18/26	2,553	2,485	2,381	(9)(20)(21)(23) (31)
HRO Holdings I LP	Common Equity - Common Stock	N/A	N/A	213 Shares	213	164	(9)(13)
					21,898	20,636
		Total Advertising, Printing & Publishing			$47,385	$46,038
Automotive
Club Car Wash
Club Car Wash Operating, LLC	First Lien Secured Debt	SOFR+665, 1.00% Floor	06/16/27	$27,995	$26,357	$26,261	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+665, 1.00% Floor	06/16/27	1,625	1,606	1,599	(9)(23)(31)
					27,963	27,860
Crowne Automotive
Vari-Form Group, LLC	First Lien Secured Debt	11.00% (7.00% Cash plus 4.00% PIK)	02/02/23	5,860	893	264	(9)(11)(14)
Vari-Form Inc.	First Lien Secured Debt	11.00% (7.00% Cash plus 4.00% PIK)	02/02/23	2,110	391	95	(9)(11)(14)
					1,284	359
K&N Parent, Inc.
K&N Holdco, LLC	Common Equity - Common Stock	N/A	N/A	77,622 Shares	23,621	1,504	(13)
Truck-Lite Co., LLC
TL Lighting Holdings, LLC	Common Equity - Equity	N/A	N/A	350 Shares	350	451	(9)(13)
Truck-Lite Co., LLC	First Lien Secured Debt	SOFR+635, 1.00% Floor	12/14/26	31,490	31,100	31,026	(9)(32)
	First Lien Secured Debt - Revolver	SOFR+635, 1.00% Floor	12/13/24	3,052	-	(17)	(8)(9)(20)(21) (23)
					31,450	31,460
		Total Automotive			$84,318	$61,183

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (38)	Fair Value (1)(39)
Aviation and Consumer Transport
Merx Aviation Finance, LLC
Merx Aviation Finance, LLC (5)	First Lien Secured Debt - Revolver	10.00%	10/31/25	$106,177	$81,075	$81,075	(20)(23)
	Common Equity - Membership Interests	N/A	N/A		146,500	114,323	(24)
					227,575	195,398
Primeflight
PrimeFlight Acquisition, LLC	First Lien Secured Debt	SOFR+685, 1.00% Floor	05/01/29	5,464	5,304	5,300	(9)(23)(30)(32)
		Total Aviation and Consumer Transport			$232,879	$200,698
Beverage, Food & Tobacco
Berner Foods
Berner Food & Beverage, LLC	First Lien Secured Debt	SOFR+565, 1.00% Floor	07/30/27	$30,496	$30,017	$29,048	(9)(31)
	First Lien Secured Debt - Revolver	P+450	07/30/26	1,089	1,074	1,037	(9)(28)
	First Lien Secured Debt - Revolver	SOFR+565, 1.00% Floor	07/30/26	1,792	552	492	(9)(21)(23) (31)
					31,643	30,577
Bolthouse Farms
Wm. Bolthouse Farms, Inc.	Common Equity - Equity Interests	N/A	N/A	1,086,122 Shares	1,147	815	(13)
Hive
FCP-Hive Holdings, LLC	Preferred Equity - Preferred Equity	N/A	N/A	589 Shares	448	197	(9)(13)
	Common Equity - Common Stock	N/A	N/A	589 Shares	3	-	(9)(13)
Hive Intermediate, LLC	First Lien Secured Debt	SOFR+610 Cash plus 2.00% PIK, 1.00% Floor	09/22/27	13,854	13,669	13,300	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+610 Cash plus 2.00% PIK, 1.00% Floor	09/22/27	2,326	598	536	(9)(21)(23)(30)
					14,718	14,033
Orgain, Inc.
Butterfly Fighter Co-Invest, L.P.	Common Equity - Membership Interests	N/A	N/A	490,000 Shares	90	936
Rise Baking
Ultimate Baked Goods Midco LLC	First Lien Secured Debt	SOFR+635, 1.00% Floor	08/13/27	26,289	25,835	25,713	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+635, 1.00% Floor	08/13/27	3,243	(54)	(70)	(8)(9)(20)(21) (23)
					25,781	25,643
Turkey Hill
IC Holdings LLC	Common Equity - Series A Units	N/A	N/A	169 Shares	169	212	(9)(13)
THLP CO. LLC	First Lien Secured Debt	SOFR+600 Cash plus 2.00% PIK, 1.00% Floor	05/31/25	25,804	25,638	25,547	(9)(32)
	First Lien Secured Debt - Revolver	SOFR+600 Cash plus 2.00% PIK, 1.00% Floor	05/31/24	4,494	1,303	1,268	(9)(20)(21)(23)(31) (32)
THLP CO., LLC	First Lien Secured Debt	SOFR+600 Cash plus 6.00% PIK, 1.00% Floor	05/31/24	1,365	1,328	1,311	(9)(32)
					28,438	28,338
		Total Beverage, Food & Tobacco			$101,817	$100,342

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (38)	Fair Value (1)(39)
Business Services
Accelerate Learning
Eagle Purchaser, Inc.	First Lien Secured Debt	SOFR+675, 1.00% Floor	03/22/30	$4,325	$3,296	$3,371	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+675, 1.00% Floor	03/22/29	658	324	331	(9)(21)(23)(31)
					3,620	3,702
Access Information
Access CIG, LLC	Second Lien Secured Debt	SOFR+775, 0.00% Floor	02/27/26	15,900	15,855	15,622	(31)
AlpineX
Alpinex Opco, LLC	First Lien Secured Debt	SOFR+626, 1.00% Floor	12/27/27	21,327	20,958	20,817	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+626, 1.00% Floor	12/27/27	1,489	567	573	(9)(21)(23)(31)
					21,525	21,390
Ambrosia Buyer Corp.
Ambrosia Buyer Corp.	Second Lien Secured Debt	8.00%	08/28/25	21,429	15,201	3,086	(14)
AML Rightsource
Gabriel Partners, LLC	First Lien Secured Debt	SOFR+590, 1.00% Floor	09/21/26	30,808	30,430	30,263	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+590, 1.00% Floor	09/21/26	665	124	118	(9)(21)(23)(31)
					30,554	30,381
Continuum
Continuum Global Solutions, LLC	Preferred Equity - Preferred Equity	N/A	N/A	775 Shares	78	78	(9)(13)
Electro Rent Corporation
Electro Rent Corporation	Second Lien Secured Debt	L+900, 1.00% Floor	01/31/25	34,235	34,011	33,893	(9)(35)(36)
Escalent
M&M OPCO, LLC	First Lien Secured Debt	SOFR+810, 1.00% Floor	04/07/29	9,476	9,207	9,263	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+810, 1.00% Floor	04/07/29	476	(13)	(11)	(8)(9)(21)(23)
					9,194	9,252
Go1
Apiom, Inc.	First Lien Secured Debt	SOFR+745, 2.00% Floor	05/02/28	2,500	2,482	2,481	(9)(17)(30)
HMA
Health Management Associates Superholdings, Inc.	First Lien Secured Debt	SOFR+635, 1.00% Floor	03/30/29	4,705	4,090	4,104	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+660, 1.00% Floor	03/30/29	284	(8)	(7)	(8)(9)(20)(21) (23)
					4,082	4,097
IRP
Precision Refrigeration & Air Conditioning LLC	First Lien Secured Debt	SOFR+690, 1.00% Floor	03/08/28	11,071	10,872	10,739	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+690, 1.00% Floor	03/08/28	1,705	543	517	(9)(21)(23)(31)
SMC IR Holdings, LLC	Common Equity - Common Stock	N/A	N/A	138 Shares	155	258	(9)
					11,570	11,514

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (38)	Fair Value (1)(39)
Jacent
Jacent Strategic Merchandising	First Lien Secured Debt	SOFR+585 Cash plus 1.50% PIK, 1.00% Floor	04/23/24	22,241	22,195	21,821	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+735, 1.00% Floor	04/23/24	3,500	3,450	3,412	(9)(21)(23)(30)
	Common Equity - Common Stock	N/A	N/A	5,000 Shares	500	60	(9)(13)
JSM Equity Investors, L.P.	Preferred Equity - Class P Partnership Units	N/A	N/A	114 Shares	11	11	(9)(13)
					26,156	25,304
Jones & Frank
JF Acquisition, LLC	First Lien Secured Debt	SOFR+560, 1.00% Floor	07/31/26	12,998	12,909	12,845	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+560, 1.00% Floor	07/31/26	1,569	1,369	1,363	(9)(21)(23)(31)
					14,278	14,208
Naviga
Naviga Inc. (fka Newscycle Solutions, Inc.)	First Lien Secured Debt	SOFR+710, 1.00% Floor	12/29/23	13,194	13,170	13,326	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+710, 1.00% Floor	12/29/23	500	340	340	(9)(21)(23)(31)
					13,510	13,666
PSE
Graffiti Buyer, Inc.	First Lien Secured Debt	SOFR+560, 1.00% Floor	08/10/27	8,324	7,410	7,431	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+560, 1.00% Floor	08/10/27	1,307	389	394	(9)(21)(23)(31)
Graffiti Parent, LP	Common Equity - Common Stock	N/A	N/A	2,439 Shares	244	346	(9)(13)
					8,043	8,171
PSI Services, LLC
Lifelong Learner Holdings, LLC	First Lien Secured Debt	SOFR+590, 1.00% Floor	10/19/26	33,454	33,133	32,417	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+590, 1.00% Floor	10/20/25	2,985	2,960	2,914	(9)(21)(23)(31)
					36,093	35,331
SEER
GS SEER Group Borrower LLC	First Lien Secured Debt	SOFR+675, 1.00% Floor	04/29/30	4,625	3,116	3,121	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+675, 1.00% Floor	04/30/29	367	(10)	(10)	(8)(9)(21)(23)
GS SEER Group Holdings, LLC	Common Equity - Common Stock	N/A	N/A	42 Shares	42	40	(9)(13)(24)
					3,148	3,151
Soliant
Soliant Health, Inc.	Common Equity - Membership Interests	N/A	N/A	300 Shares	300	1,478	(9)
Trench Plate
Trench Plate Rental Co.	First Lien Secured Debt	SOFR+560, 1.00% Floor	12/03/26	17,955	17,746	17,685	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+560, 1.00% Floor	12/03/26	1,818	571	564	(9)(20)(21)(23) (31)
Trench Safety Solutions Holdings, LLC	Common Equity - Common Stock	N/A	N/A	331 Shares	50	46	(9)(13)
					18,367	18,295

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (38)	Fair Value (1)(39)
US Legal Support
US Legal Support Investment Holdings, LLC	Common Equity - Series A-1 Units	N/A	N/A	631,972 Shares	632	897	(9)(13)
USLS Acquisition, Inc.	First Lien Secured Debt	SOFR+590, 1.00% Floor	12/02/24	23,631	23,488	23,428	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+590, 1.00% Floor	12/02/24	1,608	869	871	(9)(20)(21)(23) (31)
					24,989	25,196
Wilson Language Training
Owl Acquisition, LLC	First Lien Secured Debt	SOFR+550, 1.00% Floor	02/04/28	9,635	9,478	9,538	(9)(32)
Owl Parent Holdings, LLC	Common Equity - Common Stock	N/A	N/A	100 Shares	100	152	(9)(13)
					9,578	9,690
		Total Business Services			$302,634	$289,986
Chemicals, Plastics & Rubber
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I)
Carbonfree Chemicals Holdings LLC (4)	Common Equity - Common Equity / Interest	N/A	N/A	1,246 Shares	$56,505	$18,705	(13)(16)(24)
FC2 LLC (4)	Common Equity - Common Stock	N/A	N/A	5 Shares	-	-	(13)(24)
	Secured Debt - Promissory Note	6.50%	10/14/27	12,500	12,500	12,500
					69,005	31,205
Westfall Technik, Inc.
Westfall Technik, Inc.	First Lien Secured Debt	SOFR+690, 1.00% Floor	09/13/24	21,489	21,383	20,200	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+690, 1.00% Floor	09/13/24	2,039	2,032	1,917	(9)(23)(31)
					23,415	22,117
		Total Chemicals, Plastics & Rubber			$92,420	$53,322
Construction & Building
Allstar Holdings
Athlete Buyer, LLC	First Lien Secured Debt	SOFR+610, 1.00% Floor	04/26/29	$5,336	$4,476	$4,472	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+660, 1.00% Floor	04/26/29	652	(15)	(16)	(8)(9)(21)(23)
					4,461	4,456
Englert
Gutter Buyer, Inc.	First Lien Secured Debt	SOFR+635, 1.00% Floor	03/06/25	28,744	28,563	28,094	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+635, 1.00% Floor	03/06/24	2,727	2,576	2,560	(9)(20)(21)(23) (31)
Gutter Holdings, LP	Common Equity - Common Stock	N/A	N/A	500 Shares	500	172	(9)(13)
					31,639	30,826

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (38)	Fair Value (1)(39)
Pave America
Pave America Interco, LLC (f/k/a Pavement Partners Interco, LLC)	First Lien Secured Debt	SOFR+690, 1.00% Floor	02/07/28	12,504	12,163	12,129	(9)(31)(32)
	First Lien Secured Debt - Revolver	SOFR+690, 1.00% Floor	02/07/28	942	446	443	(9)(21)(23)(31) (32)
					12,609	12,572
Yak Access
Yak Access LLC	First Lien Secured Debt - Revolver	SOFR+486, 1.00% Floor	09/10/27	5,000	1,184	1,188	(9)(21)(23)(30)
		Total Construction & Building			$49,893	$49,042
Consumer Goods - Durable
A&V
A&V Holdings Midco, LLC	First Lien Secured Debt - Revolver	SOFR+461, 1.00% Floor	03/10/25	$1,505	$320	$332	(21)(23)(30)
KDC
KDC/ONE Development Corporation, Inc.	First Lien Secured Debt - Revolver	SOFR+325, 0.00% Floor	12/21/23	6,020	1,283	1,283	(20)(21)(23) (30)
KLO Holdings, LLC
1244311 B.C. Ltd. (4)	First Lien Secured Debt	SOFR+500, 1.00% Floor	09/30/25	2,970	2,970	2,854	(17)(30)
	First Lien Secured Debt	SOFR+500 PIK, 1.00% Floor	09/30/25	1,216	1,216	1,163	(17)(30)
	Common Equity - Common Stock	N/A	N/A	1,000,032 Shares	1,000	833	(2)(13)(17)(24)
					5,186	4,850
NSi Industries
Wildcat BuyerCo, Inc.	First Lien Secured Debt	SOFR+515, 1.00% Floor	02/27/26	16,901	16,556	16,749	(31)
	First Lien Secured Debt - Revolver	SOFR+590, 1.00% Floor	02/27/26	725	(7)	(6)	(8)(20)(21)(23)
Wildcat Parent LP	Common Equity - Common Stock	N/A	N/A	1,070 Shares	107	289	(13)
					16,656	17,032
Sorenson Holdings, LLC
Sorenson Holdings, LLC	Common Equity - Membership Interests	N/A	N/A	587 Shares	-	592	(13)
		Total Consumer Goods – Durable			$23,445	$24,089
Consumer Goods - Non-durable
3D Protein
Protein For Pets Opco, LLC	First Lien Secured Debt - Revolver	L+450, 1.00% Floor	05/31/24	$2,219	$(8)	$-	(9)(21)(23)
Dan Dee
Project Comfort Buyer, Inc.	First Lien Secured Debt	SOFR+710, 1.00% Floor	02/01/25	22,251	22,099	21,836	(9)(31)(32)
	First Lien Secured Debt - Revolver	SOFR+710, 1.00% Floor	02/01/25	1,731	(10)	(32)	(8)(9)(21)(23)
	Preferred Equity - Preferred Equity	N/A	N/A	491,405 Shares	492	69	(9)(13)
					22,581	21,873

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (38)	Fair Value (1)(39)
LashCo
Lash OpCo, LLC	First Lien Secured Debt	SOFR+685, 1.00% Floor	03/18/26	42,811	42,245	42,249	(9)(32)
	First Lien Secured Debt - Revolver	SOFR+685, 1.00% Floor	09/18/25	1,612	1,186	1,196	(9)(21)(23)(32)
					43,431	43,445
Paladone
Paladone Group Bidco Limited	First Lien Secured Debt	SOFR+560, 1.00% Floor	11/12/27	6,013	5,924	5,990	(9)(17)(31)
	First Lien Secured Debt	SOFR+585, 1.00% Floor	11/12/27	1,883	(7)	(7)	(8)(9)(17)(21) (23)
	First Lien Secured Debt - Revolver	SON+585, 1.00% Floor	11/12/27	£353	(7)	(2)	(8)(9)(17)(21) (23)
	First Lien Secured Debt - Revolver	SOFR+585, 1.00% Floor	11/12/27	1,412	(20)	(5)	(8)(9)(17)(21) (23)
Paladone Group Holdings Limited	Common Equity - Common Stock	N/A	N/A	94,151 Shares	94	85	(9)(13)(17)
					5,984	6,061
Sequential Brands Group, Inc.
Gainline Galaxy Holdings LLC	Common Equity - Common Stock	N/A	N/A	10,854 Shares	2,041	-	(13)(16)(17)
Sequential Avia Holdings LLC	First Lien Secured Debt	SOFR+515, 1.00% Floor	11/12/26	1,225	1,225	1,207	(17)(31)
Sequential Brands Group, Inc.	Second Lien Secured Debt	8.75%	02/07/24	1,293	-	238	(14)(17)
Swisstech IP CO, LLC	First Lien Secured Debt	6.00% PIK	11/29/24	203	41	200	(17)
					3,307	1,645
Suave
Silk Holdings I Corp.	Common Equity - Common Stock	N/A	N/A	100 Shares	100	100	(9)(13)(24)
Silk Holdings III Corp.	First Lien Secured Debt	SOFR+775, 1.00% Floor	05/01/29	9,875	9,589	9,579	(9)(31)
					9,689	9,679
Village Pet Care
Village Pet Care, LLC	First Lien Secured Debt	SOFR+650, 1.00% Floor	09/22/29	6,500	1,420	1,370	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+650, 1.00% Floor	09/22/29	1,000	(20)	(20)	(8)(9)(21)(23)
					1,400	1,350
		Total Consumer Goods – Non-durable			$86,384	$84,053
Consumer Services
Activ
Activ Software Holdings, LLC	First Lien Secured Debt	SOFR+650, 1.00% Floor	05/04/27	$32,202	$31,705	$31,725	(9)(32)(33)
	First Lien Secured Debt - Revolver	SOFR+650, 1.00% Floor	05/04/27	2,407	(29)	(36)	(8)(9)(21)(23)
					31,676	31,689

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (38)	Fair Value (1)(39)
Atlas Technical Consultants
GI Apple Midco LLC	First Lien Secured Debt	SOFR+675, 1.00% Floor	04/19/30	4,435	3,600	3,629	(9)(21)(23)(30)
	First Lien Secured Debt - Revolver	SOFR+675, 1.00% Floor	04/19/29	524	295	298	(9)(20)(21)(23) (30)
	First Lien Secured Debt - Revolver	P+575	04/19/29	32	31	31	(9)(28)
					3,926	3,958
Bird
Bird Rides, Inc.	First Lien Secured Debt	SOFR+760, 1.00% Floor	07/12/25	13,618	13,492	13,516	(9)(30)
Clarus Commerce
Marlin DTC-LS Midco 2, LLC	First Lien Secured Debt	SOFR+660, 1.00% Floor	07/01/25	21,466	21,285	21,200	(31)
	First Lien Secured Debt - Revolver	SOFR+660, 1.00% Floor	07/01/25	685	-	(8)	(8)(21)(23)
					21,285	21,192
Go Car Wash
Go Car Wash Management Corp.	First Lien Secured Debt	SOFR+635, 1.00% Floor	12/31/26	23,784	10,695	10,628	(9)(21)(23)(30)
	First Lien Secured Debt - Revolver	SOFR+635, 1.00% Floor	12/31/26	417	(2)	(7)	(8)(9)(21)(23)
					10,693	10,621
Lending Point
LendingPoint LLC	First Lien Secured Debt	SOFR+1065, 1.00% Floor	12/30/26	32,229	31,909	31,933	(9)(31)
	First Lien Secured Debt	SOFR+590, 1.00% Floor	12/30/26	4,167	4,139	4,129	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+590, 1.00% Floor	12/30/26	8,333	8,283	8,258	(9)(23)(31)
					44,331	44,320
Renovo
HomeRenew Buyer, Inc.	First Lien Secured Debt	SOFR+665, 1.00% Floor	11/23/27	15,361	15,142	14,978	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+665, 1.00% Floor	11/23/27	1,958	1,536	1,517	(9)(21)(23)(30) (31)
					16,678	16,495
The Club Company
Eldrickco Limited	First Lien Secured Debt	SON+603, 0.50% Floor	11/26/25	£14,858	14,609	13,854	(9)(17)(21)(23) (29)
	First Lien Secured Debt - Revolver	SON+603, 0.50% Floor	11/26/25	£356	414	428	(9)(17)(23)(29)
	First Lien Secured Debt - Revolver	SON+553, 0.50% Floor	05/26/25	£345	-	(6)	(8)(9)(17)(21) (23)
					15,023	14,276
US Auto
Auto Pool 2023 Trust (Del. Stat. Trust) (4)	Structured Products and Other - Membership Interests	N/A	02/28/29	N/A	29,335	28,791	(9)(25)
		Total Consumer Services			$186,439	$184,858

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (38)	Fair Value (1)(39)
Diversified Investment Vehicles, Banking, Finance, Real Estate
Celink
Compu-Link Corporation	First Lien Secured Debt - Revolver	SOFR+560, 1.00% Floor	06/11/24	$2,273	$(7)	$(4)	(8)(9)(21)(23)
Peer Advisors, LLC	First Lien Secured Debt	SOFR+560, 1.00% Floor	06/11/24	5,114	5,097	5,104	(9)(30)
					5,090	5,100
Definiti LLC
Greylock Holdings LLC	Common Equity - Common Stock	N/A	N/A	100,000 Shares	100	91	(9)(13)(24)
RHI Acquisition LLC	First Lien Secured Debt	SOFR+660, 1.00% Floor	03/16/29	9,210	6,349	6,246	(9)(21)(23)(32)
	First Lien Secured Debt - Revolver	SOFR+660, 1.00% Floor	03/16/29	660	(18)	(23)	(8)(9)(21)(23)
					6,431	6,314
Golden Bear
Golden Bear 2016-R, LLC (4)	Structured Products and Other - Membership Interests	N/A	09/20/42	N/A	17,103	11,970	(3)(17)
Purchasing Power, LLC
Purchasing Power Funding I, LLC	First Lien Secured Debt - Revolver	L+710, 0.00% Floor	02/24/25	9,113	9,112	9,113	(9)(23)(34)
Spectrum Automotive
Shelby 2021 Holdings Corp.	First Lien Secured Debt	SOFR+601, 0.75% Floor	06/29/28	14,287	13,571	13,524	(9)(21)(23)(30)
	First Lien Secured Debt - Revolver	SOFR+601, 0.75% Floor	06/29/27	420	(4)	(6)	(8)(9)(21)(23)
					13,567	13,518
		Total Diversified Investment Vehicles, Banking, Finance, Real Estate			$51,303	$46,015
Education
NFA Group
SSCP Spring Bidco Limited	First Lien Secured Debt	SON+603, 0.50% Floor	07/30/25	£30,000	$36,541	$36,323	(9)(17)(29)
		Total Education			$36,541	$36,323
Energy - Electricity
Renew Financial LLC (f/k/a Renewable Funding, LLC)
AIC SPV Holdings II, LLC	Preferred Equity - Preferred Stock	N/A	N/A	534,375 Shares	$534	$91	(15)(17)(24)
Renew Financial LLC (f/k/a Renewable Funding, LLC)	Common Equity - Common Stock	N/A	N/A	1,368,286 Shares	16,813	158	(13)(17)(24)
Renew JV LLC	Common Equity - Membership Interests	N/A	N/A	346,752 Shares	347	395	(13)(17)(24)
					17,694	644
Solarplicity Group Limited (f/k/a AMP Solar UK)
Solarplicity UK Holdings Limited	First Lien Secured Debt	4.00%	03/08/23	£5,562	7,231	1,950	(11)(14)(17)
	Preferred Equity - Preferred Stock	N/A	N/A	4,286 Shares	5,623	-	(2)(13)(17)
	Common Equity - Ordinary Shares	N/A	N/A	2,825 Shares	4	-	(2)(13)(17)
					12,858	1,950
		Total Energy – Electricity			$30,552	$2,594

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (38)	Fair Value (1)(39)
Energy - Oil & Gas
Pelican
Pelican Energy, LLC (4)	Common Equity - Membership Interests	N/A	N/A	1,444 Shares	$11,802	$144	(13)(16)(17)(24)
Spotted Hawk
SHD Oil & Gas, LLC (5)	Common Equity - Series C Units	N/A	N/A	50,952,525 Shares	43,454	300	(13)(16)(24)
	Common Equity - Series A Units	N/A	N/A	7,600,000 Shares	1,411	-	(13)(16)(24)
					44,865	300
		Total Energy – Oil & Gas			$56,667	$444
Healthcare & Pharmaceuticals
83bar
83Bar, Inc.	First Lien Secured Debt	SOFR+586, 1.50% Floor	07/02/26	$3,220	$3,213	$3,164	(9)(30)
Akoya
Akoya Biosciences, Inc.	First Lien Secured Debt	SOFR+691, 2.50% Floor	11/01/27	22,500	19,115	19,071	(9)(23)(30)
Alcami
Alcami Corporation	First Lien Secured Debt	SOFR+710, 1.00% Floor	12/21/28	8,842	7,880	7,980	(9)(21)(23)(30)
	First Lien Secured Debt - Revolver	SOFR+710, 1.00% Floor	12/21/28	1,096	(34)	(22)	(8)(9)(21)(23)
					7,846	7,958
Carbon6
Carbon6 Technologies, Inc.	First Lien Secured Debt	SOFR+685, 1.00% Floor	08/01/27	12,500	2,490	2,413	(9)(23)(30)
	Preferred Equity - Preferred Equity	N/A	N/A	280,899 Shares	250	250	(9)(13)
					2,740	2,663
Cato Research
LS Clinical Services Holdings, Inc.	First Lien Secured Debt	SOFR+701, 1.00% Floor	12/16/27	12,895	12,668	12,171	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+701, 1.00% Floor	12/16/26	1,875	1,843	1,784	(9)(23)(31)
					14,511	13,955
Celerion
Celerion Buyer, Inc.	First Lien Secured Debt	SOFR+650, 0.75% Floor	11/05/29	9,300	7,773	7,882	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+650, 0.75% Floor	11/03/28	639	(16)	(10)	(8)(9)(21)(23)
					7,757	7,872
Cerus
Cerus Corporation	First Lien Secured Debt	SOFR+660, 1.80% Floor	03/01/28	16,500	16,465	16,500	(9)(17)(30)
	First Lien Secured Debt	SOFR+660, 1.00% Floor	03/01/28	6,000	1,474	1,500	(9)(17)(23)(30)
	First Lien Secured Debt - Revolver	SOFR+385, 1.00% Floor	03/01/28	2,000	1,795	1,798	(9)(17)(21)(23) (30)
					19,734	19,798
CNSI
CNSI Holdings, LLC	First Lien Secured Debt	SOFR+650, 0.50% Floor	12/15/28	17,865	17,311	17,240	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+650, 0.50% Floor	12/17/27	2,000	(59)	(70)	(8)(9)(21)(23)
					17,252	17,170

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (38)	Fair Value (1)(39)
Compass Health
Roscoe Medical, Inc	First Lien Secured Debt	SOFR+636, 1.00% Floor	09/30/24	7,487	7,218	7,206	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+636, 1.00% Floor	09/30/24	1,393	931	931	(9)(21)(23)(30)
					8,149	8,137
EmpiRx
EmpiRx Health LLC	First Lien Secured Debt	SOFR+510, 1.00% Floor	08/05/27	8,932	8,803	8,887	(9)(32)
	First Lien Secured Debt - Revolver	SOFR+510, 1.00% Floor	08/05/27	909	(12)	(5)	(8)(9)(20)(21) (23)
					8,791	8,882
Forge Biologics
Forge Biologics, Inc.	First Lien Secured Debt	SOFR+711, 0.50% Floor	12/03/26	20,000	19,933	19,916	(9)(30)
	First Lien Secured Debt	SOFR+686, 0.50% Floor	12/03/26	6,667	(21)	(27)	(8)(9)(23)
					19,912	19,889
Gateway Services
Gateway US Holdings, Inc.	First Lien Secured Debt	SOFR+665, 0.75% Floor	09/22/26	9,657	9,521	9,545	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+665, 0.75% Floor	09/22/26	304	(2)	(2)	(8)(9)(21)(23)
					9,519	9,543
Gossamer
GB001, Inc.	First Lien Secured Debt	SOFR+711, 2.00% Floor	01/01/25	27,097	3,048	3,108	(9)(17)(23)(30)
Health & Safety Institute
HSI HALO Acquisition, Inc.	First Lien Secured Debt	SOFR+585, 1.00% Floor	08/31/26	16,142	15,978	15,787	(9)(32)
	First Lien Secured Debt	SOFR+635, 1.00% Floor	08/31/26	2,447	2,403	2,420	(9)(32)
	First Lien Secured Debt - Revolver	SOFR+585, 1.00% Floor	09/02/25	678	675	671	(9)(23)(32)
	First Lien Secured Debt - Revolver	P+475	09/02/25	135	135	134	(9)(28)
	Common Equity - Common Stock	N/A	N/A	500 Shares	500	1,366	(9)(13)
HSI Halo Holdings, LLC	Common Equity - Common Stock	N/A	N/A	104 Shares	16	14	(9)(13)(24)
					19,707	20,392
KureSmart
Clearway Corporation (f/k/a NP/Clearway Holdings, Inc.)	Common Equity - Common Stock	N/A	N/A	133 Shares	133	247	(9)(13)
Kure Pain Holdings, Inc.	First Lien Secured Debt	SOFR+610, 1.00% Floor	08/27/25	21,325	21,217	21,231	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+510, 1.00% Floor	08/27/24	2,654	(12)	(6)	(8)(9)(21)(23)
					21,338	21,472
LucidHealth
Premier Imaging, LLC	First Lien Secured Debt	SOFR+611, 1.00% Floor	01/02/25	8,052	7,993	7,952	(9)(31)

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (38)	Fair Value (1)(39)
Mannkind Corporation
Mannkind Corporation	First Lien Secured Debt	SOFR+635, 1.00% Floor	08/01/25	13,289	13,248	13,369	(9)(26)(30)
	Common Equity - Common Stock	N/A	N/A	334,226 Shares	76	1,380	(9)(10)(13)
					13,324	14,749
Maxor National Pharmacy Services, LLC
Maxor National Pharmacy Services, LLC	First Lien Secured Debt	SOFR+700, 1.00% Floor	03/01/29	13,353	12,975	12,952	(9)(32)
	First Lien Secured Debt - Revolver	SOFR+700, 1.00% Floor	03/01/29	1,530	(42)	(46)	(8)(9)(21)(23)
Maxor Topco, L.P.	Preferred Equity - Preferred Equity	N/A	N/A	50,000 Shares	50	58	(9)(13)(24)
					12,983	12,964
Medical Guardian
Medical Guardian, LLC	First Lien Secured Debt	SOFR+635, 1.00% Floor	10/26/26	30,879	30,575	30,415	(9)(30)
	First Lien Secured Debt	SOFR+660, 1.00% Floor	10/26/26	4,762	(16)	(71)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+635, 1.00% Floor	10/26/26	3,810	707	686	(9)(21)(23)(30)
					31,266	31,030
Midwest Vision
Midwest Vision Partners Management, LLC	First Lien Secured Debt	SOFR+665, 1.00% Floor	01/12/27	24,041	21,318	21,022	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+665, 1.00% Floor	01/12/27	612	604	595	(9)(23)(31)
					21,922	21,617
Orchard
Orchard Therapeutics PLC	First Lien Secured Debt	SOFR+605, 1.00% Floor	05/28/26	8,381	8,365	8,381	(9)(17)(30)
Paragon 28
Paragon 28, Inc.	First Lien Secured Debt	SOFR+611, 1.00% Floor	05/01/26	10,000	7,484	7,450	(9)(23)(30)
	First Lien Secured Debt - Revolver	SOFR+386, 1.00% Floor	05/01/26	2,000	(8)	(10)	(8)(9)(21)(23)
					7,476	7,440
Partner Therapeutics, Inc
Partner Therapeutics, Inc	Preferred Equity - Preferred Equity	N/A	N/A	55,556 Shares	333	552	(9)(13)
	Warrants - Warrants	N/A	N/A	73	389	371	(9)(13)
					722	923
PHS
PHS Buyer, Inc.	First Lien Secured Debt	SOFR+610 Cash plus 1.5% PIK, 1.00% Floor	01/31/27	24,007	23,727	23,887	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+610 Cash plus 1.5% PIK, 1.00% Floor	01/31/27	2,000	1,033	1,059	(9)(21)(23)(30)
					24,760	24,946
RHA Health Services
Pace Health Companies, LLC	First Lien Secured Debt	SOFR+465, 1.00% Floor	08/02/25	3,740	3,715	3,735	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+465, 1.00% Floor	08/02/25	500	(11)	(1)	(8)(9)(20)(21) (23)
					3,704	3,734

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (38)	Fair Value (1)(39)
Rigel Pharmaceuticals
Rigel Pharmaceuticals, Inc.	First Lien Secured Debt	SOFR+576, 1.50% Floor	09/01/26	18,000	17,999	18,000	(9)(30)
Team Select
TS Investors, LLC	First Lien Secured Debt	SOFR+660, 1.00% Floor	05/04/29	2,311	1,874	1,884	(9)(21)(23)(30)
	First Lien Secured Debt - Revolver	SOFR+660, 1.00% Floor	05/04/29	185	(6)	(5)	(8)(9)(21)(23)
					1,868	1,879
TELA Bio, Inc.
TELA Bio, Inc.	First Lien Secured Debt	SOFR+635, 1.00% Floor	05/01/27	16,667	13,282	13,333	(9)(23)(30)
TersSera
TerSera Therapeutics LLC	First Lien Secured Debt	SOFR+675, 1.00% Floor	04/04/29	13,860	13,467	13,549	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+675, 1.00% Floor	04/04/29	1,140	(31)	(26)	(8)(9)(21)(23)
					13,436	13,523
TissueTech
TissueTech, Inc.	First Lien Secured Debt	SOFR+586, 1.00% Floor	04/01/27	17,500	12,204	12,250	(9)(23)(30)
	First Lien Secured Debt - Revolver	SOFR+411, 1.00% Floor	04/01/27	1,000	(4)	-	(9)(21)(23)
					12,200	12,250
Treace
Treace Medical Concepts, Inc.	First Lien Secured Debt	SOFR+610, 1.00% Floor	04/01/27	35,000	14,527	13,708	(9)(17)(23)(27) (30)
	First Lien Secured Debt - Revolver	SOFR+410, 1.00% Floor	04/01/27	3,000	389	310	(9)(17)(21)(23) (27)(30)
					14,916	14,018
Unchained Labs
Unchained Labs, LLC	First Lien Secured Debt	SOFR+555, 1.00% Floor	08/09/27	4,132	4,087	4,091	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+555, 1.00% Floor	08/09/27	726	(9)	(7)	(8)(9)(21)(23)
					4,078	4,084
US Fertility
US Fertility Enterprises, LLC	First Lien Secured Debt	SOFR+660, 1.00% Floor	12/21/27	2,965	2,899	2,920	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+650, 1.00% Floor	12/21/27	63	(1)	(1)	(8)(9)(21)(23)
					2,898	2,919
ViewRay
ViewRay Inc.	First Lien Secured Debt	3.50%	11/01/27	9,583	9,350	6,005	(9)(14)(17)
WellDyneRx, LLC
WelldyneRX, LLC	First Lien Secured Debt	SOFR+685, 0.75% Floor	03/09/27	17,806	17,526	17,316	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+685, 0.75% Floor	03/09/26	1,923	(24)	(53)	(8)(9)(21)(23)
					17,502	17,263
		Total Healthcare & Pharmaceuticals			$422,676	$420,084

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (38)	Fair Value (1)(39)
High Tech Industries
Acronis AG
ACRONIS AG	First Lien Secured Debt	SOFR+595, 1.00% Floor	04/01/27	$21,000	$20,945	$21,000	(9)(17)(30)
American Megatrends
AMI US Holdings Inc.	First Lien Secured Debt	SOFR+535, 1.00% Floor	04/01/25	21,099	20,967	21,099	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+535, 0.00% Floor	04/01/24	2,907	343	349	(9)(21)(23)(30)
					21,310	21,448
BarTender
Sigma Buyer LLC	First Lien Secured Debt	SOFR+675, 0.75% Floor	01/04/28	5,970	5,808	5,910	(9)(32)
	First Lien Secured Debt - Revolver	SOFR+675, 0.75% Floor	01/04/28	1,500	(38)	(15)	(8)(9)(21)(23)
					5,770	5,895
Calero Holdings, Inc.
Telesoft Holdings, LLC	First Lien Secured Debt	SOFR+585, 1.00% Floor	12/16/25	21,932	21,735	21,515	(30)
	First Lien Secured Debt - Revolver	SOFR+585, 1.00% Floor	12/16/25	2,273	193	168	(21)(23)(30)
					21,928	21,683
ChyronHego Corporation
ChyronHego Corporation (5)	Preferred Equity - Preferred Equity	N/A	N/A	7,800 Shares	6,000	22,291	(13)(24)
ChyronHego US Holding Corporation (5)	First Lien Secured Debt	SOFR+350, 1.75% Floor	06/30/26	106,906	106,690	106,906	(31)
	First Lien Secured Debt - Revolver	SOFR+600, 1.75% Floor	06/30/26	5,000	-	-	(21)(23)
					112,690	129,197
Dairy.com
Momentx Corporation	First Lien Secured Debt	SOFR+585, 1.00% Floor	06/24/27	15,085	14,884	14,918	(9)(31)
	First Lien Secured Debt	SOFR+635, 1.00% Floor	06/24/27	1,360	1,335	1,365	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+585, 1.00% Floor	06/24/27	1,257	(16)	(14)	(8)(9)(21)(23)
					16,203	16,269
Digital.ai
Digital.ai Software Holdings, Inc.	First Lien Secured Debt	SOFR+710, 1.00% Floor	02/10/27	22,016	21,632	21,411	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+710, 1.00% Floor	02/10/27	2,419	463	425	(9)(21)(23)(31)
					22,095	21,836
GoHealth
Norvax, LLC	First Lien Secured Debt - Revolver	SOFR+660, 1.00% Floor	09/13/24	3,182	(15)	-	(9)(21)(23)
Gtreasury
G Treasury SS LLC	First Lien Secured Debt	SOFR+600, 1.00% Floor	06/29/29	2,250	207	205	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	06/29/29	250	(5)	(5)	(8)(9)(21)(23)
					202	200
International Cruise & Excursion Gallery, Inc.
International Cruise & Excursion Gallery, Inc.	First Lien Secured Debt	SOFR+535, 1.00% Floor	06/06/25	14,213	14,135	13,935	(30)

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (38)	Fair Value (1)(39)
Litify
Litify Holdings Inc.	Common Equity - Common Stock	N/A	N/A	20,173 Shares	83	137	(9)(13)(24)
Litify LLC	First Lien Secured Debt	SOFR+710, 1.00% Floor	02/02/29	11,667	11,343	11,375	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+710, 1.00% Floor	02/02/29	833	(22)	(21)	(8)(9)(21)(23)
					11,404	11,491
Modern Campus
Destiny Solutions U.S., Inc.	First Lien Secured Debt	SOFR+585, 1.00% Floor	06/08/26	25,445	25,069	25,000	(19)(30)
RMCF IV CIV XXXV, L.P.	Common Equity - Common Stock	N/A	N/A	482 Shares	1,000	1,781	(13)
					26,069	26,781
MYCOM
Magnate Holding Corp.	First Lien Secured Debt	SOFR+615, 0.50% Floor	12/16/24	18,914	18,884	18,824	(9)(17)(31)
	First Lien Secured Debt - Revolver	SOFR+615, 0.50% Floor	12/14/23	3,150	3,145	3,141	(9)(17)(23)(31)
					22,029	21,965
New Era Technology, Inc.
New Era Technology, Inc.	First Lien Secured Debt	SOFR+640, 1.00% Floor	10/31/26	31,992	31,602	31,273	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+640, 1.00% Floor	10/30/26	1,732	(21)	(39)	(8)(9)(21)(23)
					31,581	31,234
Omada
Omada Health, Inc.	First Lien Secured Debt	SOFR+710, 2.50% Floor	06/01/28	2,900	1,422	1,422	(9)(23)(30)
	First Lien Secured Debt - Revolver	SOFR+410, 2.50% Floor	06/01/28	100	4	4	(9)(21)(23)(30)
					1,426	1,426
Pro Vigil
Pro-Vigil Holding Company, LLC	First Lien Secured Debt	SOFR+860, 1.00% Floor	01/11/25	22,994	20,166	20,246	(9)(21)(23)(31)
Schlesinger Group
Schlesinger Global, LLC	First Lien Secured Debt	SOFR+615 Cash plus 1.00% PIK, 1.00% Floor	07/12/25	10,260	10,165	10,191	(9)(31)
	First Lien Secured Debt	SOFR+790, 1.00% Floor	07/12/25	946	939	946	(9)(31)
					11,104	11,137
Simeio
Simeio Group Holdings, Inc.	First Lien Secured Debt	SOFR+560 Cash plus 0.5% PIK, 1.00% Floor	02/02/26	8,106	8,055	7,984	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+560, 1.00% Floor	02/02/26	1,731	1,144	1,124	(9)(21)(23)(30)
					9,199	9,108
Sirsi Corporation
Sirsi Corporation	First Lien Secured Debt	SOFR+460, 1.00% Floor	03/15/24	4,936	4,928	4,887	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+460, 1.00% Floor	03/15/24	429	(1)	(4)	(8)(9)(21)(23)
					4,927	4,883

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (38)	Fair Value (1)(39)
Springbrook
Springbrook Holding Company, LLC	First Lien Secured Debt	SOFR+586, 1.00% Floor	12/23/26	15,687	15,525	15,459	(30)
	First Lien Secured Debt	SOFR+661, 1.00% Floor	12/23/26	2,337	2,310	2,350	(30)
	First Lien Secured Debt - Revolver	SOFR+586, 1.00% Floor	12/23/26	1,463	(12)	(21)	(8)(21)(23)
					17,823	17,788
UpStack
Upstack Holdco Inc.	First Lien Secured Debt	SOFR+635, 1.00% Floor	08/20/27	31,470	30,872	31,156	(9)(32)
	First Lien Secured Debt - Revolver	SOFR+560, 1.00% Floor	08/20/27	3,000	(54)	(30)	(8)(9)(20)(21) (23)
					30,818	31,126
		Total High Tech Industries			$421,809	$438,648
Hotel, Gaming, Leisure, Restaurants
Cave
Cave Enterprises Operations, LLC	First Lien Secured Debt	SOFR+660, 1.50% Floor	08/09/28	$9,993	$8,501	$8,656	(9)(23)(30)
CircusTrix
CircusTrix Holdings LLC	First Lien Secured Debt	SOFR+675, 1.00% Floor	07/18/28	4,000	940	938	(9)(21)(23)(30)
	First Lien Secured Debt - Revolver	SOFR+675, 1.00% Floor	07/18/28	1,000	(24)	(25)	(8)(9)(21)(23)
					916	913
Guernsey
Guernsey Holdings SDI LA LLC	First Lien Secured Debt	6.95%	11/18/26	1,852	1,840	1,704	(9)
	First Lien Secured Debt	SOFR+595, 1.00% Floor	11/18/26	1,167	-	(6)	(8)(9)(23)
					1,840	1,698
PARS Group LLC
PARS Group LLC	First Lien Secured Debt	SOFR+685, 1.50% Floor	04/03/28	9,955	8,887	8,853	(9)(23)(30)
Taco Cabana
YTC Enterprises, LLC	First Lien Secured Debt	SOFR+636, 1.00% Floor	08/16/26	9,608	9,532	9,416	(9)(30)
		Total Hotel, Gaming, Leisure, Restaurants			$29,676	$29,536
Insurance
High Street Insurance
High Street Buyer, Inc.	First Lien Secured Debt	SOFR+615, 0.75% Floor	04/14/28	$29,658	$29,272	$29,213	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+615, 0.75% Floor	04/16/27	2,203	(26)	(33)	(8)(9)(21)(23)
					29,246	29,180
PGM Holdings Corporation
Turbo Buyer, Inc.	First Lien Secured Debt	SOFR+625, 1.00% Floor	12/02/25	18,936	18,742	18,462	(9)(31)(32)
	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	12/02/25	923	(8)	(23)	(8)(9)(21)(23)
					18,734	18,439

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (38)	Fair Value (1)(39)
Relation Insurance
AQ Sunshine, Inc.	First Lien Secured Debt	SOFR+640, 1.00% Floor	04/15/25	34,329	33,975	34,250	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+640, 1.00% Floor	04/15/24	1,785	1,760	1,760	(9)(20)(23)(31)
					35,735	36,010
		Total Insurance			$83,715	$83,629
Manufacturing, Capital Equipment
AVAD, LLC
Surf Opco, LLC	First Lien Secured Debt - Revolver	SOFR+411, 1.00% Floor	03/17/26	$20,000	$13,729	$13,629	(9)(16)(20)(21) (23)(30)
	Preferred Equity - Class P-1 Preferred	N/A	N/A	33,333 Shares	3,333	6,667	(9)(13)(16)
	Preferred Equity - Class P-2 Preferred	N/A	N/A	85,164 Shares	8,517	4,079	(9)(13)(16)
	Common Equity - Class A-1 Common	N/A	N/A	3,333 Shares	-	280	(9)(13)(16)
					25,579	24,655
International Wire Group
IW Buyer LLC	First Lien Secured Debt	SOFR+685, 1.00% Floor	06/28/29	2,101	2,040	2,049	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+685, 1.00% Floor	06/28/29	393	(11)	(10)	(8)(9)(21)(23)
					2,029	2,039
Kauffman
Kauffman Holdco, LLC	Common Equity - Common Stock	N/A	N/A	250,000 Shares	248	238	(9)
Kauffman Intermediate, LLC	First Lien Secured Debt	SOFR+585, 1.00% Floor	05/08/25	16,019	15,928	15,745	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+585, 1.00% Floor	05/08/25	1,243	78	56	(9)(21)(23)(30)
					16,254	16,039
MedPlast Holdings Inc.
Viant Medical Holdings, Inc. (fka MedPlast Holdings, Inc.)	Second Lien Secured Debt	L+786, 0.00% Floor	07/02/26	8,000	7,974	7,625	(34)
		Total Manufacturing, Capital Equipment			$51,836	$50,358
Media - Diversified & Production
Sonar Entertainment
Sonar Entertainment, Inc.	First Lien Secured Debt	P+760	11/15/21	$185	$184	$185	(9)(11)(28)
	First Lien Secured Debt - Revolver	P+760	11/15/21	149	88	149	(9)(11)(23)(28)
		Total Media – Diversified & Production			$272	$334
Retail
IPS
SI Holdings, Inc.	First Lien Secured Debt	SOFR+610, 1.00% Floor	07/25/25	$30,529	$30,329	$30,365	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+610, 1.00% Floor	07/25/24	3,413	2,258	2,259	(9)(21)(23)(31)
				Total Retail	$32,587	$32,624
Telecommunications
Securus Technologies Holdings, Inc.
Securus Technologies Holdings, Inc.	Second Lien Secured Debt	L+825, 1.00% Floor	11/01/25	$7,128	$7,101	$6,094	(36)
		Total Telecommunications			$7,101	$6,094

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (38)	Fair Value (1)(39)
Transportation - Cargo, Distribution
Beacon Mobility
Beacon Mobility Corp.	First Lien Secured Debt	SOFR+635, 1.00% Floor	05/22/24	$37,161	$37,003	$36,945	(9)(30)(31)
	First Lien Secured Debt - Revolver	4.10%	05/22/24	55,000	-	-	(9)(22)(23)
	First Lien Secured Debt - Revolver	SOFR+635, 1.00% Floor	05/22/24	4,145	(24)	(24)	(8)(9)(20)(21) (23)
					36,979	36,921
Heniff and Superior
Heniff Holdco, LLC	First Lien Secured Debt	SOFR+585, 1.00% Floor	12/03/26	29,521	29,201	29,078	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+585, 1.00% Floor	12/03/24	3,925	1,877	1,868	(9)(20)(21)(23) (30)
					31,078	30,946
MSEA Tankers LLC
MSEA Tankers LLC (5)	Common Equity - Class A Units	N/A	N/A		15,791	50	(13)(17)(18)(24)
		Total Transportation – Cargo, Distribution			$83,848	$67,917
Utilities - Electric
Congruex
Congruex Group LLC	First Lien Secured Debt	SOFR+590, 0.75% Floor	05/03/29	$14,813	$14,513	$14,516	(9)(31)
		Total Utilities – Electric			$14,513	$14,516
Wholesale
Banner Solutions
Banner Buyer, LLC	First Lien Secured Debt	SOFR+585, 1.00% Floor	10/31/25	$15,064	$14,964	$14,962	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+585, 0.00% Floor	10/31/25	1,935	(14)	(13)	(8)(9)(21)(23)
Banner Parent Holdings, Inc.	Common Equity - Common Stock	N/A	N/A	6,125 Shares	613	606	(9)(13)
					15,563	15,555
Thomas Scientific
BSP-TS, LP	Common Equity - Common Stock	N/A	N/A	185 Shares	185	128	(9)(13)
Thomas Scientific, LLC	First Lien Secured Debt	SOFR+640, 1.00% Floor	12/14/27	31,333	30,867	30,753	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+565, 1.00% Floor	12/14/27	2,963	(42)	(55)	(8)(9)(21)(23)
					31,010	30,826
		Total Wholesale			$46,573	$46,381
Total Investments before Cash Equivalents					$2,577,283	$2,369,108
J.P. Morgan U.S. Government Money Market Fund		N/A	N/A	138	$138	$138	(37)
Goldman Sachs Financial Square Government Fund		N/A	N/A	111	$111	$111	(37)
Total Investments after Cash Equivalents					$2,577,532	$2,369,357	(6)(7)

(1)
Fair value is determined in good faith subject to the oversight of the Board of Directors of the Company (See Note 2 to the financial statements).
(2)
Preferred and ordinary shares in Solarplicity UK Holdings Limited are GBP denominated equity investments. Common shares in 1244311 B.C. Ltd. are CAD denominated equity investments.

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2023

(In thousands, except share data)

(3)
Denotes investments in which the Company owns greater than 25% of the equity, where the governing documents of each entity preclude the Company from exercising a controlling influence over the management or policies of such entity. The Company does not have the right to elect or appoint more than 25% of the directors or another party has the right to elect or appoint more directors than the Company and has the right to appoint certain members of senior management. Therefore, the Company has determined that these entities are not controlled affiliates. As of September 30, 2023, we had a 100% equity ownership interest in Golden Bear 2016-R, LLC, a collateralized loan obligation.
(4)
Denotes investments in which we are an “Affiliated Person,” as defined in the 1940 Act, due to holding the power to vote or owning 5% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of December 31, 2022 and September 30, 2023 along with transactions during the nine months ended September 30, 2023 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2022	Gross Additions ●	Gross Reductions ■	Net Change in Unrealized Gains (Losses)	Fair Value at September 30, 2023	Net Realized Gains (Losses)	Interest/ Dividend/ Other Income
1244311 B.C. Ltd., Common Stock	$339	$—	$—	$494	$833	$—	$—
1244311 B.C. Ltd., Term Loan	3,830	83	(8)	112	4,017	—	315
AIC SPV Holdings II, LLC, Preferred Equity*	74	—	(74)	—	—	—	—
Carbonfree Chemicals Holdings LLC, Common Stock	20,202	—	—	(1,497)	18,705	—	—
FC2 LLC, Term Loan	12,500	—	—	—	12,500	—	607
FC2 LLC, Common Stock	—	—	—	—	—	—	—
Golden Bear 2016-R, LLC, Membership Interests	9,413	106	—	2,451	11,970	—	—
GSC Technologies Inc., Term Loan	177	7	(198)	14	—	—	13
Pelican Energy, LLC, Common Stock	195	—	(469)	418	144	—	—
Renew Financial LLC (f/k/a Renewable Funding, LLC), Series B Preferred Stock*	—	—	—	—	—	—	—
Renew Financial LLC (f/k/a Renewable Funding, LLC), Series D Preferred Stock*	—	—	—	—	—	—	—
Renew Financial LLC (f/k/a Renewable Funding, LLC), Series E Preferred Stock	—	—	—	—	—	—	—
Renew Financial LLC (f/k/a Renewable Funding, LLC), Preferred Equity*	1,961	—	(1,961)	—	—	—	—
Renew Financial LLC (f/k/a Renewable Funding, LLC), Common Stock*	—	—	—	—	—	—	—
Renew JV LLC, Membership Interests*	449	—	(449)	—	—	—	—
Auto Pool 2023 Trust (Del. Stat. Trust)	—	29,946	(611)	(544)	28,791	—	704
	$49,141	$30,142	$(3,770)	$1,447	$76,960	$—	$1,639

* As of September 30, 2023 this investment was not consider to be an “Affiliated Person” to the Company. The Company’s ownership of, or power to vote, the outstanding voting securities of the investment was reduced below 5% during the current period.

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

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2023

(In thousands, except share data)

(5)
Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Fair value as of December 31, 2022 and September 30, 2023 along with transactions during the nine months ended September 30, 2023 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2022	Gross Additions ●	Gross Reductions ■	Net Change in Unrealized Gains (Losses)	Fair Value at September 30, 2023	Net Realized Gains (Losses)	Interest/ Dividend/ Other Income
Majority Owned Company
ChyronHego Corporation, Preferred Equity	$22,500	$—	$—	$(209)	$22,291	$—	$—
ChyronHego Corporation, Revolver	8,956	1,044	(9,989)	(11)	—	—	440
ChyronHego Corporation, Term Loan	91,042	1,246	(91,833)	(455)	—	—	4,916
ChyronHego US Holding Corporation, Term Loan	—	106,691	—	215	106,906	—	2,951
ChyronHego US Holding Corporation, Revolver	—	—	—	—	—	—	6
Merx Aviation Finance, LLC, Letter of Credit	—	—	—	—	—	—	—
Merx Aviation Finance, LLC, Membership Interests	111,446	—	—	2,877	114,323	—	—
Merx Aviation Finance, LLC, Revolver	150,000	—	(68,925)	—	81,075	—	6,300
MSEA Tankers LLC, Class A Units	4,256	—	(3,605)	(601)	50	—	—
Controlled Company
SHD Oil & Gas, LLC, Series C Units	580	—	—	(280)	300	—	—
SHD Oil & Gas, LLC, Series A Units	—	—	—	—	—	—	—
	$388,780	$108,981	$(174,352)	$1,536	$324,945	$—	$14,613

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

As of September 30, 2023, the Company had a 87%, 100%, 100% and 38% equity ownership interest in ChyronHego Corporation; Merx Aviation Finance, LLC; MSEA Tankers, LLC; and SHD Oil & Gas, LLC (f/k/a Spotted Hawk Development LLC), respectively.

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2023

(In thousands, except share data)

(6)
Aggregate gross unrealized gain and loss for federal income tax purposes is $57,292 and $272,317, respectively. Net unrealized loss is $215,025 based on a tax cost of $2,584,382.
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
(17)
Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of September 30, 2023, non-qualifying assets represented approximately 7.2% of the total assets of the Company.
(18)
As of September 30, 2023, MSEA Tankers, LLC had various classes of limited liability interests outstanding of which the Company holds Class A-1 and Class A-2 units which are identical except that Class A-1 unit is voting and Class A-2 unit is non-voting. The units entitle the Company to appoint two out of three managers to the board of managers.
(19)
In addition to the interest earned based on the stated rate of this loan, the Company may be entitled to receive additional interest as a result of its arrangement with other lenders in a syndication.
(20)
As of September 30, 2023, there were letters of credit issued and outstanding through the Company under this first lien senior secured revolving loan.
(21)
The undrawn portion of these committed revolvers and delayed draw term loans includes a commitment and unused fee rate.
(22)
A letter of credit associated with this investment has been issued through the Company’s Senior Secured Facility. In the event of draw of funds the related funding would be pro-rated for all existing lenders in the investment.

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2023

(In thousands, except share data)

(23)
As of September 30, 2023, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 8 to the financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit **	Undrawn Commitment
A&V Holdings Midco, LLC	$1,505	$361	$—	$1,144
AMI US Holdings Inc.	2,907	349	—	2,558
AQ Sunshine, Inc.	1,785	1,762	23	—
Activ Software Holdings, LLC	2,407	—	—	2,407
Akoya Biosciences, Inc.	3,375	—	—	3,375
Alcami Corporation	1,781	—	—	1,781
Alpinex Opco, LLC	1,489	596	—	893
Athlete Buyer, LLC	1,384	—	—	1,384
Banner Buyer, LLC	1,935	—	—	1,935
Beacon Mobility Corp.	59,145	—	57,755	1,390
Berner Food & Beverage, LLC	2,881	1,665	—	1,216
CNSI Holdings, LLC	2,000	—	—	2,000
Carbon6 Technologies, Inc.	10,000	—	—	10,000
Cave Enterprises Operations, LLC	1,333	—	—	1,333
Celerion Buyer, Inc.	1,918	—	—	1,918
Cerus Corporation	6,500	1,798	—	4,702
ChyronHego US Holding Corporation	5,000	—	—	5,000
CircusTrix Holdings LLC	4,000	—	—	4,000
Club Car Wash Operating, LLC	2,900	1,625	—	1,275
Compu-Link Corporation	2,273	—	—	2,273
Digital.ai Software Holdings, Inc.	2,419	504	—	1,915
Eagle Purchaser, Inc.	1,579	342	—	1,237
Eldrickco Limited*	4,913	434	—	4,479
EmpiRx Health LLC	909	—	227	682
Forge Biologics, Inc.	6,667	—	—	6,667
G Treasury SS LLC	2,250	—	—	2,250
GB001, Inc.	24,000	—	—	24,000
GI Apple Midco LLC	1,262	341	45	876
GS SEER Group Borrower LLC	1,743	—	—	1,743
Gabriel Partners, LLC	665	133	—	532
Gateway US Holdings, Inc.	368	—	—	368
Go Car Wash Management Corp.	13,142	—	—	13,142
Graffiti Buyer, Inc.	2,115	407	—	1,708
Guernsey Holdings SDI LA LLC	1,167	—	—	1,167
Gutter Buyer, Inc.	2,727	2,584	143	—
HRO (Hero Digital) Holdings, LLC	9,915	2,519	31	7,365
HSI HALO Acquisition, Inc.	813	813	—	—
Health Management Associates Superholdings, Inc.	768	—	8	760
Heniff Holdco, LLC	3,925	1,897	164	1,864
High Street Buyer, Inc.	2,203	—	—	2,203
Hive Intermediate, LLC	2,326	629	—	1,697
HomeRenew Buyer, Inc.	1,958	1,566	—	392
IW Buyer LLC	393	—	—	393
JF Acquisition, LLC	1,569	1,381	—	188
Jacent Strategic Merchandising	3,500	3,457	—	43
KDC/ONE Development Corporation, Inc.	6,020	1,283	56	4,681
KL Charlie Acquisition Company	1,962	1,537	—	425
Kauffman Intermediate, LLC	1,243	78	—	1,165
Kure Pain Holdings, Inc.	2,654	—	—	2,654
LS Clinical Services Holdings, Inc.	1,875	1,875	—	—
Lash OpCo, LLC	1,612	1,216	—	396
LendingPoint LLC	8,333	8,333	—	—

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2023

(In thousands, except share data)

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit **	Undrawn Commitment
Lifelong Learner Holdings, LLC	2,985	2,982	—	3
Litify LLC	833	—	—	833
M&M OPCO, LLC	476	—	—	476
Magnate Holding Corp.	3,150	3,150	—	—
Marlin DTC-LS Midco 2, LLC	685	—	—	685
Maxor National Pharmacy Services, LLC	1,530	—	—	1,530
Medical Guardian, LLC	8,571	742	—	7,829
Merx Aviation Finance, LLC (1)	87,252	81,075	6,177	—
Midwest Vision Partners Management, LLC	3,029	612	—	2,417
Momentx Corporation	1,257	—	—	1,257
Naviga Inc. (fka Newscycle Solutions, Inc.)	500	340	—	160
New Era Technology, Inc.	1,732	—	—	1,732
Norvax, LLC	3,182	—	—	3,182
Omada Health, Inc.	1,550	5	—	1,545
PARS Group LLC	952	—	—	952
PHS Buyer, Inc.	2,000	1,069	—	931
Pace Health Companies, LLC	500	—	118	382
Paladone Group Bidco Limited	3,295	—	—	3,295
Paladone Group Bidco Limited*	431	—	—	431
Paragon 28, Inc.	4,500	—	—	4,500
Pave America Interco, LLC (f/k/a Pavement Partners Interco, LLC)	942	471	—	471
Precision Refrigeration & Air Conditioning LLC	1,705	568	—	1,137
PrimeFlight Acquisition, LLC	—	—	—	—
Pro-Vigil Holding Company, LLC	2,533	—	—	2,533
Project Comfort Buyer, Inc.	1,731	—	—	1,731
Protein For Pets Opco, LLC	2,219	—	—	2,219
Purchasing Power Funding I, LLC	9,112	9,112	—	—
RHI Acquisition LLC	3,301	—	—	3,301
Roscoe Medical, Inc	1,393	983	—	410
SI Holdings, Inc.	3,413	2,270	—	1,143
Shelby 2021 Holdings Corp.	969	—	—	969
Sigma Buyer LLC	1,500	—	—	1,500
Simeio Group Holdings, Inc.	1,731	1,154	—	577
Sirsi Corporation	429	—	—	429
Sonar Entertainment, Inc.	149	149	—	—
Springbrook Holding Company, LLC	1,463	—	—	1,463
Surf Opco, LLC	20,000	13,729	1,667	4,604
TELA Bio, Inc.	3,333	—	—	3,333
THLP CO. LLC	4,494	1,312	135	3,047
TS Investors, LLC	554	—	—	554
Telesoft Holdings, LLC	2,273	212	—	2,061
TerSera Therapeutics LLC	1,140	—	—	1,140
Thomas Scientific, LLC	2,963	—	—	2,963
TissueTech, Inc.	6,250	—	—	6,250
Treace Medical Concepts, Inc.	23,417	400	—	23,017
Trench Plate Rental Co.	1,818	590	125	1,103
Truck-Lite Co., LLC	3,052	—	95	2,957
Turbo Buyer, Inc.	923	—	—	923
US Fertility Enterprises, LLC	62	—	—	62
USLS Acquisition, Inc.	1,607	884	62	661
Ultimate Baked Goods Midco LLC	3,243	—	628	2,615
Unchained Labs, LLC	726	—	—	726
Upstack Holdco Inc.	3,000	—	110	2,890
Village Pet Care, LLC	6,000	—	—	6,000
WelldyneRX, LLC	1,923	—	—	1,923

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2023

(In thousands, except share data)

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit **	Undrawn Commitment
Westfall Technik, Inc.	2,039	2,039	—	—
Wildcat BuyerCo, Inc.	725	—	30	695
Yak Access LLC	5,000	1,250	—	3,750
Total Commitments	$489,055	$164,583	$67,599	$256,873

(1) The Company has an unfunded revolver commitment to its fully controlled affiliate Merx Aviation Finance, LLC of $18,925 as of September 30, 2023. Given the Company's controlling interest, the timing and the amount of the funding has not been determined.

* These investments are in a foreign currency and the total commitment has been converted to USD using the September 30, 2023 exchange rate.

** For all letters of credit issued and outstanding on September 30, 2023, $11,722 will expire in 2023 and $55,878 will expire in 2024.
(24)
Securities that are exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2023, the aggregate fair value of these securities is $157,083 or 16% of the Company's net assets. The acquisition dates of the restricted securities are as follows:

Issuer	Investment Type	Acquisition Date
1244311 B.C. Ltd.	Common Equity - Common Stock	9/30/2020
Carbonfree Chemicals Holdings LLC	Common Equity - Common Equity / Interest	11/1/2019
ChyronHego Corporation	Preferred Equity - Preferred Equity	12/29/2020
FC2 LLC	Common Equity - Common Stock	10/14/2022
Greylock Holdings LLC	Common Equity - Common Stock	3/16/2023
GS SEER Group Holdings, LLC	Common Equity - Common Stock	4/28/2023
HSI Halo Holdings, LLC	Common Equity - Common Stock	11/9/2022
Litify Holdings Inc.	Common Equity - Common Stock	2/3/2023
Maxor Topco, L.P.	Preferred Equity - Preferred Equity	3/1/2023
Merx Aviation Finance, LLC	Common Equity - Membership Interests	9/1/2022
MSEA Tankers LLC	Common Equity - Class A Units	12/12/2014
Pelican Energy, LLC	Common Equity - Membership Interests	3/28/2012
SHD Oil & Gas, LLC	Common Equity - Series A Units	11/18/2016
SHD Oil & Gas, LLC	Common Equity - Series C Units	12/27/2012
Silk Holdings I Corp.	Common Equity - Common Stock	5/1/2023
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
(27)
Treace Medical Concepts, Inc. is subject to an interest rate cap. The investment is capped at the lesser of stated interest rate and 3.00% plus the applicable margin.
(28)
The interest rate on these loans is subject to Prime, which as of September 30, 2023 was 8.50%.
(29)
The interest rate on these loans is subject to SONIA, which as of September 30, 2023 was 5.19%.
(30)
The interest rate on these loans is subject to 1 month SOFR, which as of September 30, 2023 was 5.31%.
(31)
The interest rate on these loans is subject to 3 months SOFR, which as of September 30, 2023 was 5.40%.
(32)
The interest rate on these loans is subject to 6 months SOFR, which as of September 30, 2023 was 5.47%.
(33)
The interest rate on these loans is subject to 12 months SOFR, which as of September 30, 2023 was 5.47%.
(34)
The interest rate on these loans is subject to 1 month LIBOR, which as of September 30, 2023 was 5.43%.
(35)
The interest rate on these loans is subject to 3 months LIBOR, which as of September 30, 2023 was 5.66%.

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2023

(In thousands, except share data)

(36)
The interest rate on these loans is subject to 6 months LIBOR, which as of September 30, 2023 was 5.90%.
(37)
This security is included in the Cash and Cash Equivalents on the Statements of Assets and Liabilities.
(38)
The following shows the composition of the Company’s portfolio at cost by control designation, investment type and industry as of September 30, 2023:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Non-Controlled / Non-Affiliated Investments
Advertising, Printing & Publishing	$46,953	$—	$—	$—	$—	$432	$—	$47,385
Automotive	60,347	—	—	—	—	23,971	—	84,318
Aviation and Consumer Transport	5,304	—	—	—	—	—	—	5,304
Beverage, Food & Tobacco	99,960	—	—	—	448	1,409	—	101,817
Business Services	235,455	65,067	—	—	89	2,023	—	302,634
Chemicals, Plastics & Rubber	23,415	—	—	—	—	—	—	23,415
Construction & Building	49,393	—	—	—	—	500	—	49,893
Consumer Goods – Durable	18,152	—	—	—	—	107	—	18,259
Consumer Goods – Non-durable	83,657	—	—	—	492	2,235	—	86,384
Consumer Services	157,104	—	—	—	—	—	—	157,104
Diversified Investment Vehicles, Banking, Finance, Real Estate	34,100	—	—	—	—	100	—	34,200
Education	36,541	—	—	—	—	—	—	36,541
Energy – Electricity	7,231	—	—	—	6,157	17,164	—	30,552
Healthcare & Pharmaceuticals	420,929	—	—	—	633	725	389	422,676
High Tech Industries	308,036	—	—	—	—	1,083	—	309,119
Hotel, Gaming, Leisure, Restaurants	29,676	—	—	—	—	—	—	29,676
Insurance	83,715	—	—	—	—	—	—	83,715
Manufacturing, Capital Equipment	31,764	7,974	—	—	11,850	248	—	51,836
Media – Diversified & Production	272	—	—	—	—	—	—	272
Retail	32,587	—	—	—	—	—	—	32,587
Telecommunications	—	7,101	—	—	—	—	—	7,101
Transportation – Cargo, Distribution	68,057	—	—	—	—	—	—	68,057
Utilities – Electric	14,513	—	—	—	—	—	—	14,513
Wholesale	45,775	—	—	—	—	798	—	46,573
Total Non-Controlled / Non-Affiliated Investments	$1,892,936	$80,142	$—	$—	$19,669	$50,795	$389	$2,043,931
Non-Controlled / Affiliated Investments
Chemicals, Plastics & Rubber	$12,500	$—	$—	$—	$—	$56,505	$—	$69,005
Consumer Goods – Durable	4,186	—	—	—	—	1,000	—	5,186
Consumer Services	—	—	—	29,335	—	—	—	29,335
Diversified Investment Vehicles, Banking, Finance, Real Estate	—	—	—	17,103	—	—	—	17,103
Energy – Electricity	—	—	—	—	—	—	—	—
Energy – Oil & Gas	—	—	—	—	—	11,802	—	11,802
Total Non-Controlled / Affiliated Investments	$16,686	$—	$—	$46,438	$—	$69,307	$—	$132,431
Controlled Investments
Aviation and Consumer Transport	$81,075	$—	$—	$—	$—	$146,500	$—	$227,575
Energy – Oil & Gas	—	—	—	—	—	44,865	—	44,865
High Tech Industries	106,690	—	—	—	6,000	—	—	112,690
Transportation – Cargo, Distribution	—	—	—	—	—	15,791	—	15,791
Total Controlled Investments	$187,765	$—	$—	$—	$6,000	$207,156	$—	$400,921
Total	$2,097,387	$80,142	$—	$46,438	$25,669	$327,258	$389	$2,577,283

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2023

(In thousands, except share data)

(39)
The following shows the composition of the Company’s portfolio at fair value by control designation, investment type and industry as of September 30, 2023:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total	% of Net Assets
Non-Controlled / Non-Affiliated Investments
Advertising, Printing & Publishing	$45,482	$—	$—	$—	$—	$556	$—	$46,038	4.62%
Automotive	59,228	—	—	—	—	1,955	—	61,183	6.14%
Aviation and Consumer Transport	5,300	—	—	—	—	—	—	5,300	0.53%
Beverage, Food & Tobacco	98,182	—	—	—	197	1,963	—	100,342	10.07%
Business Services	234,019	52,601	—	—	89	3,277	—	289,986	29.09%
Chemicals, Plastics & Rubber	22,117	—	—	—	—	—	—	22,117	2.22%
Construction & Building	48,870	—	—	—	—	172	—	49,042	4.92%
Consumer Goods – Durable	18,358	—	—	—	—	881	—	19,239	1.93%
Consumer Goods – Non-durable	83,561	238	—	—	69	185	—	84,053	8.43%
Consumer Services	156,067	—	—	—	—	—	—	156,067	15.66%
Diversified Investment Vehicles, Banking, Finance, Real Estate	33,954	—	—	—	—	91	—	34,045	3.42%
Education	36,323	—	—	—	—	—	—	36,323	3.64%
Energy – Electricity	1,950	—	—	—	91	553	—	2,594	0.26%
Healthcare & Pharmaceuticals	415,846	—	—	—	860	3,007	371	420,084	42.14%
High Tech Industries	307,533	—	—	—	—	1,918	—	309,451	31.04%
Hotel, Gaming, Leisure, Restaurants	29,536	—	—	—	—	—	—	29,536	2.96%
Insurance	83,629	—	—	—	—	—	—	83,629	8.39%
Manufacturing, Capital Equipment	31,469	7,625	—	—	10,746	518	—	50,358	5.05%
Media – Diversified & Production	334	—	—	—	—	—	—	334	0.03%
Retail	32,624	—	—	—	—	—	—	32,624	3.27%
Telecommunications	—	6,094	—	—	—	—	—	6,094	0.61%
Transportation – Cargo, Distribution	67,867	—	—	—	—	—	—	67,867	6.81%
Utilities – Electric	14,516	—	—	—	—	—	—	14,516	1.46%
Wholesale	45,647	—	—	—	—	734	—	46,381	4.65%
Total Non-Controlled / Non-Affiliated Investments	$1,872,412	$66,558	$—	$—	$12,052	$15,810	$371	$1,967,203	197.34%
% of Net Assets	187.83%	6.68%	0.00%	0.00%	1.21%	1.59%	0.04%	197.34%

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2023

(In thousands, except share data)

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total	% of Net Assets
Non-Controlled / Affiliated Investments
Chemicals, Plastics & Rubber	$12,500	$—	$—	$—	$—	$18,705	$—	$31,205	3.13%
Consumer Goods – Durable	4,017	—	—	—	—	833	—	4,850	0.49%
Consumer Services	—	—	—	28,791	—	—	—	28,791	2.89%
Diversified Investment Vehicles, Banking, Finance, Real Estate	—	—	—	11,970	—	—	—	11,970	1.20%
Energy – Electricity	—	—	—	—	—	—	—	—	0.00%
Energy – Oil & Gas	—	—	—	—	—	144	—	144	0.01%
Total Non-Controlled / Affiliated Investments	$16,517	$—	$—	$40,761	$—	$19,682	$—	$76,960	7.72%
% of Net Assets	1.66%	0.00%	0.00%	4.09%	0.00%	1.97%	0.00%	7.72%
Controlled Investments
Aviation and Consumer Transport	$81,075	$—	$—	$—	$—	$114,323	$—	$195,398	19.60%
Energy – Oil & Gas	—	—	—	—	—	300	—	300	0.03%
High Tech Industries	106,906	—	—	—	22,291	—	—	129,197	12.96%
Transportation – Cargo, Distribution	—	—	—	—	—	50	—	50	0.01%
Total Controlled Investments	$187,981	$—	$—	$—	$22,291	$114,673	$—	$324,945	32.60%
% of Net Assets	18.86%	0.00%	0.00%	0.00%	2.24%	11.50%	0.00%	32.60%
Total	$2,076,910	$66,558	$—	$40,761	$34,343	$150,165	$371	$2,369,108	237.66%
% of Net Assets	208.35%	6.68%	0.00%	4.09%	3.45%	15.06%	0.04%	237.66%

See notes to financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2023

(In thousands, except share data)

Industry Classification	Percentage of Total Investments (at Fair Value) as of September 30, 2023
High Tech Industries	18.5%
Healthcare & Pharmaceuticals	17.7%
Business Services	12.3%
Aviation and Consumer Transport	8.5%
Consumer Services	7.8%
Beverage, Food & Tobacco	4.2%
Consumer Goods – Non-durable	3.6%
Insurance	3.5%
Transportation – Cargo, Distribution	2.9%
Automotive	2.6%
Chemicals, Plastics & Rubber	2.3%
Manufacturing, Capital Equipment	2.1%
Construction & Building	2.1%
Wholesale	2.0%
Advertising, Printing & Publishing	1.9%
Diversified Investment Vehicles, Banking, Finance, Real Estate	1.9%
Education	1.5%
Retail	1.4%
Hotel, Gaming, Leisure, Restaurants	1.2%
Consumer Goods – Durable	1.0%
Utilities – Electric	0.6%
Telecommunications	0.3%
Energy – Electricity	0.1%
Energy – Oil & Gas	0.0%
Media – Diversified & Production	0.0%
Total Investments	100.0%

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

Note 1. Organization

MidCap Financial Investment Corporation (the “Company,” “MFIC,” “we,” “us,” or “our”), a Maryland corporation incorporated on February 2, 2004, is a closed-end, externally managed, diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We commenced operations on April 8, 2004 receiving net proceeds of $870,000 from our initial public offering by selling 62 million shares of common stock at a price of $15.00 per share (20.7 million shares at a price of $45.00 per share adjusted for the one-for-three reverse stock split). Since then, and through September 30, 2023, we have raised approximately $2,240,067 in net proceeds from additional offerings of common stock and repurchased common stock for $248,107.

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

Cash and cash equivalents are carried at cost which approximates fair value. Cash and cash equivalents held as of September 30, 2023 was $42,951. Cash and cash equivalents held as of December 31, 2022 was $84,713.

Collateral on Option Contracts

Collateral on option contracts represents restricted cash held by our counterparty as collateral against our derivative instruments until such contracts mature or are settled upon per agreement of buyer and seller of the contract. In accordance with ASC 230, Statement of Cash Flows, the Statements of Cash Flows outline the changes in cash, including both restricted and unrestricted cash, cash equivalents and foreign currencies. As of and for the periods ended September 30, 2023 and December 31, 2022 the Company did not hold any derivative contracts.

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

(In thousands, except share and per share data)

Investments determined by these valuation procedures which have a fair value of less than $1 million during the prior fiscal quarter may be valued based on inputs identified by the Investment Adviser without the necessity of obtaining valuation from an independent valuation firm, if once annually an independent valuation firm using the procedures described herein provides an independent assessment of value. Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. During the three months ended September 30, 2023, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

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

As of and for the periods ended September 30, 2023 and December 31, 2022, the Company did not hold any derivative contracts.

Offsetting Assets and Liabilities

The Company has elected not to offset cash collateral against the fair value of derivative contracts. The fair values of these derivatives are presented on a gross basis, even when derivatives are subject to master netting agreements.

As of and for the periods ended September 30, 2023 and December 31, 2022, the Company did not hold any derivative contracts.

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

Federal and State Income Taxes

We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must (among other requirements) meet certain source-of-income and asset diversification requirements and timely distribute to its stockholders at least 90% of its investment company taxable income as defined by the Code, for each year. The Company (among other requirements) has made and intends to continue to make the requisite distributions to its stockholders, which will generally relieve the Company from corporate-level income taxes. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to stockholders through September 30, 2023 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ending December 31, 2023. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividend and distributions and other permanent book and tax difference are reclassified to paid-in capital.

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

(In thousands, except share and per share data)

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the financial statements. As of September 30, 2023, there were no uncertain tax positions and no amounts accrued for interest or penalties. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal.

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

For accounting purposes only, we are required under GAAP to accrue a theoretical capital gains incentive fee based upon net realized capital gains and unrealized capital gain and loss on investments held at the end of each period. The accrual of this theoretical capital gains incentive fee assumes all unrealized capital gain and loss is realized in order to reflect a theoretical capital gains incentive fee that would be payable to the Investment Adviser at each measurement date. There was no accrual for theoretical capital gains incentive fee for the three and nine months ended September 30, 2023 and 2022. It should be noted that a fee so calculated and accrued would not be payable under the Investment Advisers Act of 1940 (the “Advisers Act”) or the investment advisory management agreement, and would not be paid based upon such computation of capital gains incentive fees in subsequent periods. Amounts actually paid to the Investment Adviser will be consistent with the Advisers Act and formula reflected in the investment advisory management agreement which specifically excludes consideration of unrealized capital gain.

For the three and nine months ended September 30, 2023, the Company recognized $4,374 and $12,972, respectively, of management fees, and $5,917 and $18,233, respectively, of incentive fees before impact of waived fees. For the three and nine months ended September 30, 2022, the Company recognized $8,914 and $26,801, respectively, of management fees, and $3,976 and $6,415, respectively, of incentive fees before impact of waived fees. For the three and nine months ended September 30, 2023 and 2022, no management fees and no incentive fees were waived.

As of September 30, 2023 and December 31, 2022, management and performance-based incentive fees payable were $10,291 and $9,060, respectively.

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

(In thousands, except share and per share data)

For the three and nine months ended September 30, 2023, management fee offset was $0 and $274, respectively. For the three and nine months ended September 30, 2022, management fee offset was $87 and 230, respectively.

Administration Agreement with AIA

The Company has also entered into an administration agreement with the Administrator (the “Administration Agreement”) under which AIA provides administrative services for the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator and requested to be reimbursed by the Administrator in performing its obligations under the Administration Agreement. The expenses include rent and the Company’s allocable portion of compensation and other related expenses for its Chief Financial Officer, Chief Legal Officer and Chief Compliance Officer and their respective staffs. For the three and nine months ended September 30, 2023, the Company recognized administrative services expense under the Administration Agreement of $1,621 and $4,469, respectively. For the three and nine months ended September 30, 2022, the Company recognized administrative services expense under the Administration Agreement of $1,301 and $3,996, respectively. There was no payable to AIA and its affiliates for expenses paid on our behalf as of September 30, 2023 and December 31, 2022.

Administrative Service Expense Reimbursement

Merx Aviation Finance, LLC (“Merx”), a wholly-owned portfolio company of the Company, has entered into an administration agreement with the Administrator (the “Merx Administration Agreement”) under which AIA provides administrative services to Merx and several Merx managed entities. For the three and nine months ended September 30, 2023, the Company recognized administrative service expense reimbursements of $76 and $224, respectively, under the Merx Administration Agreement. For the three and nine months ended September 30, 2022, the Company recognized administrative service expense reimbursements of $75 and $225, respectively.

Debt Expense Reimbursements

The Company has also entered into debt expense reimbursement agreements with Merx and several other portfolio companies, which will reimburse the Company for reasonable out-of-pocket expenses incurred, including any interest, fees or other amounts incurred by the Company in connection with letters of credit issued on their behalf. For the three and nine months ended September 30, 2023, the Company recognized debt expense reimbursements of $327 and $865, respectively, under the debt expense reimbursement agreements. For the three and nine months ended September 30, 2022, the Company recognized debt expense reimbursements of $184 and $376, respectively, under the debt expense reimbursement agreements.

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

As of September 30, 2023, the Company’s co-investment holdings were 77% of the portfolio or $1,835,453, measured at fair value. On a cost basis, 72% of the portfolio or $1,848,919 were co-investments. As of December 31, 2022, the Company’s co-investment holdings were 74% of the portfolio or $1,783,438, measured at fair value. On a cost basis, 69% of the portfolio or $1,797,140 were co-investments.

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

(In thousands, except share and per share data)

On September 1, 2022, $110,700 of the Merx first lien secured revolver held by the Company was converted into common equity. On September 30, 2023, Merx amended its credit agreement and the commitment of the Merx first lien secured revolver decreased to $100,000. The balance of the Merx revolver as of September 30, 2023 was $81,075.

Note 4. Earnings Per Share

The following table sets forth the computation of earnings (loss) per share (“EPS”), pursuant to ASC 260-10, for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic Earnings Per Share
Net increase (decrease) in net assets resulting from operations	$29,963	$15,993	$85,500	$25,890
Weighted average shares outstanding	65,253,275	64,737,122	65,356,324	63,990,220
Basic earnings (loss) per share	$0.46	$0.25	$1.31	$0.40

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

(In thousands, except share and per share data)

Note 5. Investments

Fair Value Measurement and Disclosures

The following table shows the composition of our investment portfolio as of September 30, 2023, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$2,097,387	$2,076,910	$—	$—	$2,076,910
Second Lien Secured Debt	80,142	66,558	—	—	66,558
Unsecured Debt	—	—	—	—	—
Structured Products and Other	46,438	40,761	—	—	40,761
Preferred Equity	25,669	34,343	—	—	34,343
Common Equity/Interests	327,258	150,165	1,380	—	148,785
Warrants	389	371	—	—	371
Total Investments	$2,577,283	$2,369,108	$1,380	$—	$2,367,728
Money Market Fund	$249	$249	$249	$—	$—
Total Cash Equivalents	$249	$249	$249	$—	$—
Total Investments after Cash Equivalents	$2,577,532	$2,369,357	$1,629	$—	$2,367,728

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

(In thousands, except share and per share data)

The following table shows changes in the fair value of our Level 3 investments during the three months ended September 30, 2023:

	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Fair value as of June 30, 2023	$2,116,366	$68,439	$26	$40,437	$36,385	$145,937	$337	$2,407,927
Net realized gains (losses)	390	(45)	—	—	—	14	—	359
Net change in unrealized gains (losses)	(2,467)	209	2	936	(1,883)	3,163	34	(6)
Net amortization on investments	1,517	59	—	—	—	—	—	1,576
Purchases, including capitalized PIK (3)	30,799	—	—	—	(159)	158	—	30,798
Sales (3)	(69,695)	(2,104)	(28)	(612)	—	(487)	—	(72,926)
Transfers out of Level 3 (1)	—	—	—	—	—	—	—	—
Transfers into Level 3 (1)	—	—	—	—	—	—	—	—
Fair value as of September 30, 2023	$2,076,910	$66,558	$—	$40,761	$34,343	$148,785	$371	$2,367,728

Net change in unrealized gains (losses) on Level 3 investments still held as of September 30, 2023	$(2,929)	$209	$—	$936	$(138)	$(13,492)	$34	$(15,380)

The following table shows changes in the fair value of our Level 3 investments during the nine months ended September 30, 2023:

	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Fair value as of December 31, 2022	$2,130,309	$70,919	$50	$9,413	$35,557	$149,314	$474	$2,396,036
Net realized gains (losses)	3,369	(1,174)	—	—	—	381	—	2,576
Net change in unrealized gains (losses)	186	21,228	—	1,907	(1,105)	(21,125)	(103)	988
Net amortization on investments	5,979	219	—	—	—	(36)	—	6,162
Purchases, including capitalized PIK (3)	387,107	—	2	30,052	(109)	23,783	—	440,835
Sales (3)	(450,040)	(24,634)	(52)	(611)	—	(4,124)	—	(479,461)
Transfers out of Level 3 (1)	—	—	—	—	—	—	—	—
Transfers into Level 3 (1)	—	—	—	—	—	592	—	592
Fair value as of September 30, 2023	$2,076,910	$66,558	$—	$40,761	$34,343	$148,785	$371	$2,367,728

Net change in unrealized gains (losses) on Level 3 investments still held as of September 30, 2023	$(1,257)	$(991)	$—	$2,961	$697	$(15,291)	$(103)	$(13,984)

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
(2)
Includes unfunded commitments measured at fair value of $(3,497).
(3)
Includes reorganizations and restructuring of investments.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

(In thousands, except share and per share data)

The following table shows changes in the fair value of our Level 3 investments during the three months ended September 30, 2022:

	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Fair value as of June 30, 2022	$2,297,105	$93,910	$—	$8,957	$30,953	$102,186	$98	$2,533,209
Net realized gains (losses)	(462)	—	—	—	—	—	—	(462)
Net change in unrealized gains (losses)	(7,670)	(5,070)	—	(209)	6,562	(3,569)	(18)	(9,974)
Net amortization on investments	3,244	2,775	—	—	—	—	—	6,019
Purchases, including capitalized PIK (3)	113,223	62	—	—	1,250	110,846	—	225,381
Sales (3)	(273,908)	(6,227)	—	—	—	(26,517)	—	(306,652)
Transfers out of Level 3 (1)	—	—	—	—	—	—	—	—
Transfers into Level 3 (1)	14,668	—	—	—	—	—	—	14,668
Fair value as of September 30, 2022	$2,146,200	$85,450	$—	$8,748	$38,765	$182,946	$80	$2,462,189

Net change in unrealized gains (losses) on Level 3 investments still held as of September 30, 2022	$(7,816)	$(4,214)	$—	$(208)	$6,561	$(3,569)	$(18)	$(9,264)

The following table shows changes in the fair value of our Level 3 investments during the nine months ended September 30, 2022:

	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Fair value as of December 31, 2021	$2,267,313	$105,014	$22,000	$10,821	$28,957	$158,515	$372	$2,592,992
Net realized gains (losses)	(1,039)	425	25	—	—	1,199	—	610
Net change in unrealized gains (losses)	(18,686)	223	—	(2,073)	8,528	(44,700)	(292)	(57,000)
Net amortization on investments	13,567	2,946	—	—	—	—	—	16,513
Purchases, including capitalized PIK (3)	548,471	203	—	—	1,280	136,185	—	686,139
Sales (3)	(679,468)	(21,644)	(22,025)	—	—	(68,291)	—	(791,428)
Transfers out of Level 3 (1)	—	(1,717)	—	—	—	38	—	(1,679)
Transfers into Level 3 (1)	16,042	—	—	—	—	—	—	16,042
Fair value as of September 30, 2022	$2,146,200	$85,450	$—	$8,748	$38,765	$182,946	$80	$2,462,189

Net change in unrealized gains (losses) on Level 3 investments still held as of September 30, 2022	$(19,256)	$(4,823)	$—	$(2,083)	$8,528	$(44,382)	$(292)	$(62,308)

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

(In thousands, except share and per share data)

The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of September 30, 2023 and December 31, 2022. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

The unobservable inputs used in the fair value measurement of our Level 3 investments as of September 30, 2023 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range		Weighted Average (1)
First Lien Secured Debt	$7,802	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	115,220	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
	1,953,554	Yield Analysis	Discount Rate	6.6%	21.8%	12.6%
	334	Estimated Proceeds	Estimated Proceeds	N/A	N/A	N/A
Second Lien Secured Debt	3,086	Market Comparable Technique	Comparable Multiple	8.8x	8.8x	8.8x
	238	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
	63,234	Yield Analysis	Discount Rate	14.2%	24.1%	16.9%
Structured Products and Other	40,761	Yield Analysis	Discount Rate	13.0%	13.8%	13.5%
Preferred Equity	33,924	Market Comparable Technique	Comparable Multiple	2.3x	12.5x	11.0x
	250	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	—	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
	78	Residual Value	Residual Value	N/A	N/A	N/A
	91	Yield Analysis	Discount Rate	13.5%	13.5%	13.5%
Common Equity/Interests	12,336	Market Comparable Technique	Comparable Multiple	3.8x	28.5x	12.0x
	280	Option Pricing Model	Expected Volatility	35.0%	35.0%	35.0%
	—	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	300	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
	114,875	Yield Analysis	Discount Rate	13.5%	14.2%	14.2%
	20,994	Estimated Proceeds	Estimated Proceeds	N/A	N/A	N/A
Warrants	371	Option Pricing Model	Expected Volatility	50.0%	50.0%	50.0%
Total Level 3 Investments	$2,367,728

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

Investment Transactions

For the three and nine months ended September 30, 2023, purchases of investments on a trade date basis were $30,345 and $283,004, respectively. For the three and nine months ended September 30, 2022, purchases of investments on a trade date basis were $113,314 and $560,799, respectively.

For the three and nine months ended September 30, 2023, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $72,925 and $323,689, respectively. For the three and nine months ended September 30, 2022, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $195,952 and $654,330, respectively.

PIK Income

The Company holds loans and other investments, including certain preferred equity investments, that have contractual PIK income. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. During the three and nine months ended September 30, 2023, PIK income earned was $479 and $2,076, respectively. During the three and nine months ended September 30, 2022, PIK income earned was $856 and $2,436, respectively.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

(In thousands, except share and per share data)

The following table shows the change in capitalized PIK balance for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
PIK balance at beginning of period	$23,117	$39,835	$21,534	$38,625
PIK income capitalized	455	674	2,057	2,008
Adjustments due to investments exited or written off	—	(12,095)	(19)	(12,219)
PIK income received in cash	—	—	—	—
PIK balance at end of period	$23,572	$28,414	$23,572	$28,414

Dividend Income on CLOs and Structured Finance Products

The Company holds structured products and other investments. The CLO and structured finance products are entitled to recurring distributions which are generally equal to the excess cash flow generated from the underlying investments after payment of the contractual payments to debt holders and fund expenses. The Company records as dividend income the accretable yield from its beneficial interests in structured products such as CLOs based upon a number of cash flow assumptions that are subject to uncertainties and contingencies. During the three and nine months ended September 30, 2023, dividend income from structured products was $636 and $704, respectively. During the three and nine months ended September 30, 2022, dividend income from structured products was $220 and $862, respectively.

Investments on Non-Accrual Status

As of September 30, 2023, 1.3% of total investments at amortized cost, or 0.5% of total investments at fair value, were on non-accrual status. As of December 31, 2022, 1.9% of total investments at amortized cost, or 0.6% of total investments at fair value, were on non-accrual status.
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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

(In thousands, except share and per share data)

The Company’s outstanding debt obligations as of September 30, 2023 were as follows:

	Date Issued/ Amended	Total Aggregate Principal Amount Committed		Principal Amount Outstanding		Fair Value		Final Maturity Date
Senior Secured Facility	4/19/2023	$1,705,000	**	$962,859	*	$962,859	(1)	4/19/2028
2025 Notes	3/3/2015	350,000		350,000		336,013	(2)	3/3/2025
2026 Notes	7/16/2021	125,000		125,000		114,291	(2)	7/16/2026
Total Debt Obligations		$2,180,000		$1,437,859		$1,413,163
Deferred Financing Costs and Debt Discount				(3,362)
Total Debt Obligations, net of Deferred Financing Cost and Debt Discount				$1,434,497

* Includes foreign currency debt obligations as outlined in Foreign Currency Transactions and Translations within this note to the financial statements.

** Prior to November 19, 2022, total lender commitments were $1,810,000. As of September 30, 2023, total lender commitments were $1,705,000. The total lender commitments will remain $1,705,000 until December 22, 2024 and will decrease to $1,550,000 thereafter.

(1)
The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of September 30, 2023. The valuation is based on a yield analysis and discount rate commensurate with the market yields for similar types of debt.
(2)
The fair value of these debt obligations would be categorized as Level 2 under ASC 820 as of September 30, 2023. The valuation is based on broker quoted prices.

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

Commencing April 19, 2027, the Company is required to repay, in twelve consecutive monthly installments of equal size, the outstanding amount under the Senior Secured Facility as of April 19, 2027. The stated interest rates on outstanding borrowings under the Senior Secured Facility depend on the type of borrowing and the “gross borrowing base” at the time. USD borrowings accrue at (a) either Term SOFR plus 1.85% per annum or Term SOFR plus 1.975% per annum, or (b) either Alternate Base Rate plus 0.75% per annum or Alternate Base Rate plus 0.875% per annum. The Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the Senior Secured Facility and fronting fees of up to 2.25% per annum on the letters of credit issued.

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

(In thousands, except share and per share data)

The Senior Secured Facility also provides for the issuance of letters of credit up to an aggregate amount of $150,000. As of September 30, 2023 and December 31, 2022, the Company had $60,591 and $37,692, respectively, in standby letters of credit issued through the Senior Secured Facility. The amount available for borrowing under the Senior Secured Facility is reduced by any standby letters of credit issued through the Senior Secured Facility. Under GAAP, these letters of credit are considered commitments because no funding has been made and as such are not considered a liability. These letters of credit are not senior securities because they are not in the form of a typical financial guarantee and the portfolio companies are obligated to refund any drawn amounts. The available remaining capacity under the Senior Secured Facility was $681,550 and $713,634 as of September 30, 2023 and December 31, 2022, respectively. Terms used in this disclosure have the meanings set forth in the Senior Secured Facility agreement.

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

The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Average debt outstanding	$1,437,218	$1,539,332	$1,451,728	$1,587,011
Maximum amount of debt outstanding	1,483,105	1,597,794	1,484,362	1,669,385

Weighted average annualized interest cost (1)	6.76%	4.79%	6.61%	3.89%
Annualized amortized debt issuance cost	0.40%	0.38%	0.40%	0.36%
Total annualized interest cost	7.16%	5.17%	7.02%	4.25%

____________________

(1)
Includes the stated interest expense and commitment fees on the unused portion of the Senior Secured Facility. Commitment fees for the three and nine months ended September 30, 2023 were $650 and $1,945, respectively. Commitment fees for the three and nine months ended September 30, 2022 were $677 and $1,905, respectively.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

(In thousands, except share and per share data)

Foreign Currency Transactions and Translations

The Company had the following foreign-denominated debt outstanding on the Senior Secured Facility as of September 30, 2023:

	Original Principal Amount (Local)	Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
British Pound	£45,000	$55,987	$54,896	$1,091	10/31/2023
Total		$55,987	$54,896	$1,091

The Company had the following foreign-denominated debt outstanding on the Senior Secured Facility as of December 31, 2022:

	Original Principal Amount (Local)	Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
British Pound	£41,000	$51,037	$49,540	$1,497	1/30/2023
Total		$51,037	$49,540	$1,497

As of September 30, 2023 and December 31, 2022, the Company was in compliance with all debt covenants for all outstanding debt obligations.

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

The Company adopted the following plans, approved by the Board of Directors, for the purpose of repurchasing its common stock in accordance with applicable rules specified in the Securities Exchange Act of 1934 (the “1934 Act”) (the “Repurchase Plans”):

Date of Agreement/Amendment	Maximum Cost of Shares That May Be Repurchased	Cost of Shares Repurchased	Remaining Cost of Shares That May Be Repurchased
August 5, 2015	$50,000	$50,000	$—
December 14, 2015	50,000	50,000	—
September 14, 2016	50,000	50,000	—
October 30, 2018	50,000	50,000	—
February 6, 2019	50,000	48,107	1,893
February 3, 2022	25,000	—	25,000
Total as of September 30, 2023	$275,000	$248,107	$26,893

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

During the three months ended September 30, 2023, the Company did not repurchase any shares.

During the nine months ended September 30, 2023, the Company repurchased 198,084 shares at a weighted average price per share of $11.60, inclusive of commissions, for a total cost of $2,297. This represent a discount of approximately 23.63% of the average net asset value per share for the nine months ended September 30, 2023.

During the three months ended September 30, 2022, the Company did not repurchase any shares.

During the nine months ended September 30, 2022, the Company repurchased 189,127 shares at a weighted average price per share of $12.73, inclusive of commissions, for a total cost of $2,407. This represents a discount of approximately 18.39% of the average net asset value per share for the nine months ended September 30, 2022.

Since the inception of the Repurchase Plans through September 30, 2023, the Company repurchased 15,593,120 shares at a weighted average price per share of $15.91, inclusive of commissions, for a total cost of $248,107. Including fractional shares, the Company has repurchased 15,593,150 shares at a weighted average price per share of $15.91, inclusive of commissions for a total cost of $248,107.

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

Note 8. Commitments and Contingencies

The Company has various commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of September 30, 2023, and December 31, 2022, the Company had the following unfunded commitments to its portfolio companies:

	September 30, 2023	December 31, 2022
Unfunded revolver obligations and bridge loan commitments (1)	$114,298	$158,193
Standby letters of credit issued and outstanding (2)	67,599	42,893
Unfunded delayed draw loan commitments (including commitments with performance thresholds not met) (3)	142,575	198,750
Total Unfunded Commitments (4)	$324,473	$399,836

____________________

(1)
The unfunded revolver obligations may or may not be funded to the borrowing party in the future. The amounts relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of September 30, 2023 and December 31, 2022, subject to the terms of each loan’s respective credit agreements which includes borrowing covenants that need to be met prior to funding. As of September 30, 2023 and December 31, 2022, the bridge loan commitments included in the balances were $0 and $0, respectively.
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
(4)
The Company also had an unfunded revolver commitment to its fully controlled affiliate Merx Aviation Finance, LLC of $18,925 and $50,000 as of September 30, 2023 and December 31, 2022, respectively. Given the Company’s controlling interest, the timing and the amount of the funding has not been determined.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

(In thousands, except share and per share data)

Note 9. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2023 and 2022.

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
	(Unaudited)	(Unaudited)
Per Share Data*
Net asset value at beginning of period	$15.10	$16.08
Net investment income (1)	1.32	1.14
Net realized and change in unrealized gains (losses) (1)	(0.01)	(0.74)
Net increase in net assets resulting from operations	1.31	0.40
Distribution of net investment income (2)	(1.14)	(1.04)
Distribution of return of capital (2)	—	—
Accretion due to share repurchases	0.01	0.01
Net asset value at end of period	$15.28	$15.45

Per share market value at end of period	$13.75	$10.22
Total return (3)	31.95%	(12.71)%
Shares outstanding at end of period	65,253,275	65,451,359
Weighted average shares outstanding	65,356,324	63,990,220

Ratio/Supplemental Data
Net assets at end of period (in millions)	$996.8	$1,011.0
Annualized ratio of operating expenses to average net assets (4)(5)	5.68%	5.78%
Annualized ratio of interest and other debt expenses to average net assets (5)	10.26%	6.71%
Annualized ratio of total expenses to average net assets (4)(5)	15.94%	12.49%
Annualized ratio of net investment income to average net assets (5)	11.62%	9.70%
Average debt outstanding (in millions)	$1,451.7	$1,587.0
Average debt per share	$22.21	$24.80
Annualized portfolio turnover rate (5)	15.83%	29.60%
Asset coverage per unit (6)	$1,693	$1,648

____________________

* Totals may not foot due to rounding.

(1)
Financial highlights are based on the weighted average number of shares outstanding for the period presented.
(2)
The tax character of distributions is determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. Although the tax character of distributions paid to stockholders through September 30, 2023 may include return of capital, the exact amount cannot be determined at this point. Per share amounts are based on actual rate per share.
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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

(In thousands, except share and per share data)

(4)
The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets are shown inclusive of all voluntary management and incentive fee waivers (See Note 3 to the financial statements). For the nine months ended September 30, 2023, the annualized ratio of operating expenses to average net assets and the annualized ratio of total expenses to average net assets would be 5.75% and 16.13%, respectively, without the voluntary fee waivers. For the nine months ended September 30, 2022, the annualized ratio of operating expenses to average net assets and the annualized ratio of total expenses to average net assets would be 5.84% and 12.60%, respectively, without the voluntary fee waivers.
(5)
Annualized for the nine months ended September 30, 2023 and 2022.
(6)
The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the asset coverage per unit. As of September 30, 2023, the Company's asset coverage was 169%.

Note 10. Subsequent Events

Management has evaluated subsequent events through the date of issuance of these financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the financial statements other than those disclosed below.

On November 2, 2023, the Company completed a $402,360 term debt securitization (the "2023 Debt Securitization"), a form of secured financing incurred by MFIC Bethesda CLO 1 LLC (the "CLO Issuer"), an indirect wholly owned, consolidated subsidiary of the Company. The notes offered by the CLO Issuer in connection with the 2023 Debt Securitization consist of $232,000 of AAA(sf) Class A-1 Senior Secured Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 2.40%, $16,000 of AAA(sf) Class A-2 Senior Secured Floating Rate Notes due 2035, which bear interest at three-month SOFR plus 2.90% and $154,360 of Subordinated notes due 2135, which do not bear interest. The 2023 Debt Securitization is backed by a diversified portfolio of middle-market commercial loans, which the CLO Issuer purchased from the Company pursuant to a loan sale agreement entered into on the closing date of the 2023 Debt Securitization using the proceeds of the 2023 Debt Securitization. The Company retained all Class A-2 Notes and all Subordindated Notes and the proceeds from the CLO transaction were used to repay borrowings under the Company's Facility. The Company serves as collateral manager to the CLO Issuer, Deutsche Bank Securities Inc. acted as initial purchaser and Apollo Global Securities, LLC acted as placement agent.

On November 7, 2023, the Company’s Board of Directors declared a base distribution of $0.38 per share, payable on December 28, 2023 to stockholders of record as of December 12, 2023. There can be no assurances that the Board will continue to declare a base distribution of $0.38 per share.

On November 7, 2023, the Company entered into an Agreement and Plan of Merger (the “AFT Merger Agreement”) with Apollo Senior Floating Rate Fund Inc., a Maryland corporation (“AFT”), AFT Merger Sub, Inc., a Maryland corporation and a direct wholly-owned subsidiary of the Company (“AFT Merger Sub”), and, solely for the limited purposes set forth therein, the Adviser. The AFT Merger Agreement provides that, subject to the terms and conditions set forth in the AFT Merger Agreement, at the effective time of the merger (the “AFT Effective Time”), AFT Merger Sub will be merged with and into AFT (the “AFT First Merger”), with AFT continuing as the surviving company and as a wholly-owned subsidiary of the Company. Immediately after the effectiveness of the AFT First Merger, AFT will be merged with and into the Company, with the Company continuing as the surviving company (together with the AFT First Merger, the “AFT Merger”). Both the Company’s Board of Directors and AFT’s board of directors, including all of the respective independent directors, in each case, on the recommendation of special committees comprised solely of certain independent directors of the Company or AFT, as applicable, have approved the AFT Merger Agreement and the transactions contemplated thereby.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

(In thousands, except share and per share data)

On November 7, 2023, the Company entered into an Agreement and Plan of Merger (the “AIF Merger Agreement” and, together with the AFT Merger Agreement, the “Merger Agreements”) with Apollo Tactical Income Fund Inc., a Maryland corporation (“AIF”), AIF Merger Sub, Inc., a Maryland corporation and a direct wholly-owned subsidiary of the Company (“AIF Merger Sub”), and, solely for the limited purposes set forth therein, the Adviser. The AIF Merger Agreement provides that, subject to the terms and conditions set forth in the AIF Merger Agreement, at the effective time of the merger (the “AIF Effective Time”), AIF Merger Sub will be merged with and into AIF (the “AIF First Merger”), with AIF continuing as the surviving company and as a wholly-owned subsidiary of the Company. Immediately after the effectiveness of the AIF First Merger, AIF will be merged with and into the Company, with the Company continuing as the surviving company (together with the AIF First Merger, the “AIF Merger” and, together with the AFT Merger, the “Mergers”). Both the Company’s Board of Directors and AIF’s board of directors, including all of the respective independent directors, in each case, on the recommendation of special committees comprised solely of certain independent directors of the Company or AIF, as applicable, have approved the AIF Merger Agreement and the transactions contemplated thereby.

Subject to the terms and conditions of the applicable Merger Agreement, at the AFT Effective Time or AIF Effective Time, as applicable, each share of AFT Common Stock and AIF Common Stock issued and outstanding immediately prior to the such effective time (other than shares owned by the Company or any of its consolidated subsidiaries) will be converted into the right to receive a number of shares of the Company’s Common Stock equal to an exchange ratio calculated based on each of the Company’s, AFT’s and AIF’s respective NAVs (cash will be paid in lieu of fractional shares).

Each Merger Agreement contains representations and warranties by the Company and the other parties thereto, subject to specified exceptions and qualifications. Under the applicable Merger Agreement, immediately following the AFT Effective Time or AIF Effective Time, as applicable, the Company will repay or prepay any amounts outstanding under AFT’s existing credit facility as of the AFT Effective Time or AIF’s existing credit facility as of the AIF Effective Time, as the case may be, subject to the conditions set forth in the Company’s Senior Secured Credit Facility. Consummation of the Mergers, which is currently anticipated to occur in the first half of 2024, is subject to certain closing conditions, including but not limited to requisite approvals of the Company’s, AFT’s and AIF’s stockholders. The consummation of each Merger is not contingent on the closing of the other Merger. Following the consummation of the Mergers and subject to applicable law, the Company will distribute to holders of shares of the Company’s Common Stock as of a record date to be determined by the Company’s Board of Directors an amount in cash equal to $0.20 per share of the Company’s Common Stock.

Report of Independent Registered Public Accounting Firm

To the stockholders and Board of Directors of MidCap Financial Investment Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying statement of assets and liabilities, including the schedule of investments, of MidCap Financial Investment Corporation (the “Company”) as of September 30, 2023, the related statements of operations and changes in net assets for the three-month and nine-month periods ended September 30, 2023 and 2022, the statements of cash flows and the financial highlights for the nine-month periods ended September 30, 2023 and 2022, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statements of assets and liabilities, including the schedule of investments, of the Company as of December 31, 2022, the related statement of operations, changes in net assets, and cash flows for the year then ended (not presented herein), and the financial highlights for the year then ended (not presented herein); and in our report dated February 21, 2023, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying statement of assets and liabilities, including the schedule of investments, as of December 31, 2022, is fairly stated, in all material respects, in relation to the statement of assets and liabilities, including the schedule of investments, from which it has been derived.

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

November 7, 2023

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
•
the ability of the parties to consummate the Mergers on the expected timeline, or at all;
•
the ability to realize the anticipated benefits of the Mergers;
•
the effects of disruption on our business from the proposed Mergers;
•
the combined company’s plans, expectations, objectives and intentions as a result of the Mergers;
•
any potential termination of either Merger Agreement;
•
the actions of our stockholders or the stockholders of AFT and AIF with respect to the proposals submitted for their approval in connection with the Mergers;
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

Overview

MidCap Financial Investment Corporation (the “Company,” “MFIC,” “we,” “us,” or “our”) was incorporated under the Maryland General Corporation Law in February 2004. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Pursuant to this election and assuming we qualify as a RIC, we generally do not have to pay corporate-level federal income taxes on any income we distribute to our stockholders. We commenced operations on April 8, 2004 upon completion of our initial public offering that raised $870 million in net proceeds from selling 62 million shares of common stock at a price of $15.00 per share (20.7 million shares at a price of $45.00 per share adjusted for the one-for-three reverse stock split). Since then, and through September 30, 2023, we have raised approximately $2.24 billion in net proceeds from additional offerings of common stock and we have repurchased common stock for $248.1 million.

On August 1, 2022, the Company changed its name from "Apollo Investment Corporation" to "MidCap Financial Investment Corporation." Our common stock began to trade under the ticker “MFIC” on the NASDAQ Global Stock Market on August 12, 2022.

On November 7, 2023, the Company entered into (i) an Agreement and Plan of Merger (the “AFT Merger Agreement”) with Apollo Senior Floating Rate Fund Inc., a Maryland corporation (“AFT”), AFT Merger Sub, Inc., a Maryland corporation and a direct wholly-owned subsidiary of the Company (“AFT Merger Sub”), and, solely for the limited purposes set forth therein, the Adviser, and (ii) an Agreement and Plan of Merger (the “AIF Merger Agreement” and, together with the AFT Merger Agreement, the “Merger Agreements”) with Apollo Tactical Income Fund Inc., a Maryland corporation (“AIF”), AIF Merger Sub, Inc., a Maryland corporation and a direct wholly-owned subsidiary of the Company (“AIF Merger Sub”), and, solely for the limited purposes set forth therein, the Adviser. The Merger Agreements provide that, subject to the terms and conditions set forth in the applicable Merger Agreement, at the effective time of such merger, AFT and AIF will, through a two-step merger process, merge with and into the Company, with the Company continuing as the surviving company. Each of the Company’s Board of Directors, and AFT’s and AIF’s board of directors, including all of the respective independent directors, in each case, on the recommendation of special committees comprised solely of certain independent directors of the Company or AFT and AIF, as applicable, have approved the applicable Merger Agreement and the transactions contemplated thereby. Consummation of the Mergers, which is currently anticipated to occur in the first half of 2024, is subject to certain closing conditions, including requisite approvals of the Company’s, AFT’s and AIF’s stockholders and certain other closing conditions. See “—Recent Developments” for further information regarding the Merger Agreements and the Mergers.

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

Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment, the competitive environment for the types of investments we make and market disruptions due to COVID-19. As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of September 30, 2023, non-qualifying assets represented approximately 7.2% of the total assets of the Company.

Revenue

We generate revenue primarily in the form of interest and dividend income from the securities we hold and capital gains, if any, on investment securities that we may acquire in portfolio companies. Our debt investments, whether in the form of mezzanine or senior secured loans, generally have a stated term of five to ten years and bear interest at a fixed rate or a floating rate usually determined on the basis of a benchmark, such as the Secured Overnight Financing Rate ("SOFR"), London Interbank Offered Rate (“LIBOR”), the Euro Interbank Offered Rate (“EURIBOR”), the federal funds rate, or the prime rate. Interest on debt securities is generally payable quarterly or semiannually and while U.S. subordinated debt and corporate notes typically accrue interest at fixed rates, some of our investments may include zero coupon and/or step-up bonds that accrue income on a constant yield to call or maturity basis. In addition, some of our investments provide for payment-in-kind (“PIK”) interest or dividends. Such amounts of accrued PIK interest or dividends are added to the cost of the investment on the respective capitalization dates and generally become due at maturity of the investment or upon the investment being called by the issuer. We may also generate revenue in the form of commitment, origination, structuring fees, fees for providing managerial assistance and, if applicable, consulting fees, etc.

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

Portfolio and Investment Activity

Our portfolio and investment activity during the three and nine months ended September 30, 2023 and 2022, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)*	2023	2022	2023	2022
Investments made in portfolio companies	$30.3	113.0	$283.0	$560.8
Investments sold	—	—	—	(9.7)
Net activity before repaid investments	30.3	113.0	283.0	551.1
Investments repaid	(72.9)	(196.0)	(323.7)	(644.6)
Net investment activity	$(42.6)	(82.9)	$(40.7)	$(93.5)

Portfolio companies, at beginning of period	150	140	135	139
Number of investments in new portfolio companies	2	1	22	14
Number of exited companies	(3)	(5)	(8)	(17)
Portfolio companies at end of period	149	136	149	136

Number of investments in existing portfolio companies	32	51	68	82

____________________

* Totals may not foot due to rounding.

Our portfolio composition and weighted average yields as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023	December 31, 2022
Portfolio composition, at fair value:
First lien secured debt	88%	89%
Second lien secured debt	3%	3%
Total secured debt	91%	92%
Unsecured debt	—%	0%
Structured products and other	2%	0%
Preferred equity	1%	2%
Common equity/interests and warrants	6%	6%
Weighted average yields, at amortized cost (1):
First lien secured debt (2)	11.9%	10.8%
Second lien secured debt (2)	14.4%	13.2%
Secured debt portfolio (2)	12.0%	10.9%
Unsecured debt portfolio (2)	—%	10.0%
Total debt portfolio (2)	12.0%	10.9%
Total portfolio (3)	10.1%	9.3%
Interest rate type, at fair value (4):
Fixed rate amount	$0.0 billion	$0.0 billion
Floating rate amount	$2.0 billion	$2.0 billion
Fixed rate, as percentage of total	0%	0%
Floating rate, as percentage of total	100%	100%
Interest rate type, at amortized cost (4):
Fixed rate amount	$0.0 billion	$0.0 billion
Floating rate amount	$2.1 billion	$2.0 billion
Fixed rate, as percentage of total	0%	0%
Floating rate, as percentage of total	100%	100%

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

Since the initial public offering of MidCap Financial Investment Corporation in April 2004 and through September 30, 2023, invested capital totaled $23.8 billion in 617 portfolio companies. Over the same period, the Company completed transactions with more than 100 different financial sponsors.

Recent Developments

Pending Mergers with AFT and AIF

AFT Merger. On November 7, 2023, the Company entered into an Agreement and Plan of Merger (the “AFT Merger Agreement”) with Apollo Senior Floating Rate Fund Inc., a Maryland corporation (“AFT”), AFT Merger Sub, Inc., a Maryland corporation and a direct wholly-owned subsidiary of the Company (“AFT Merger Sub”), and, solely for the limited purposes set forth therein, the Adviser. The AFT Merger Agreement provides that, subject to the terms and conditions set forth in the AFT Merger Agreement, at the effective time of the merger (the “AFT Effective Time”), AFT Merger Sub will be merged with and into AFT (the “AFT First Merger”), with AFT continuing as the surviving company and as a wholly-owned subsidiary of the Company. Immediately after the effectiveness of the AFT First Merger, AFT will be merged with and into the Company, with the Company continuing as the surviving company (together with the AFT First Merger, the “AFT Merger”). Both the Company’s Board of Directors and AFT’s board of directors, including all of the respective independent directors, in each case, on the recommendation of special committees comprised solely of certain independent directors of the Company or AFT, as applicable, have approved the AFT Merger Agreement and the transactions contemplated thereby.

Subject to the terms and conditions of the AFT Merger Agreement, at the AFT Effective Time, each share of AFT Common Stock issued and outstanding immediately prior to the AFT Effective Time (other than shares owned by the Company or any of its consolidated subsidiaries, including AFT Merger Sub (the “AFT Cancelled Shares”)) will be converted into the right to receive a number of shares of the Company’s Common Stock equal to the AFT Exchange Ratio (as defined below) (cash will be paid in lieu of fractional shares). AFT has no preferred stock outstanding, and no preferred stock will be issued by the Company as a result of the AFT Merger.

Under the AFT Merger Agreement, as of a mutually agreed date no earlier than 48 hours (excluding Sundays and holidays) prior to the AFT Effective Time (such date, the “AFT Determination Date”), the Company and AFT will deliver to the other a calculation of its NAV as of such date (such calculation with respect to AFT, the “Closing AFT Net Asset Value” and such calculation with respect to the Company, the “Closing AFT Merger MFIC Net Asset Value”), in each case using the same set of assumptions, methodologies and adjustments as has been historically used in preparing such calculation. Based on such calculations, the parties will calculate: (1) the “AFT Per Share NAV,” which will be equal to (i) the Closing AFT Net Asset Value divided by (ii) the number of shares of AFT Common Stock issued and outstanding as of the AFT Determination Date (excluding any AFT Cancelled Shares) and (2) the “AFT Merger MFIC Per Share NAV,” which will be equal to (A) the Closing AFT Merger MFIC Net Asset Value divided by (B) the number of shares of the Company’s Common Stock issued and outstanding as of the AFT Determination Date. The “AFT Exchange Ratio” will be equal to the quotient (rounded to four decimal places) of (i) the AFT Per Share NAV divided by (ii) the AFT Merger MFIC Per Share NAV. Furthermore, promptly following closing of the AFT Merger, the Adviser or its affiliates will pay to holders of shares of AFT Common Stock that are issued and outstanding immediately prior to the AFT Effective Time a special payment equal to $0.25 per share of AFT Common Stock, subject to deduction for any applicable withholding tax.

The AFT Merger Agreement contains representations and warranties by the Company, AFT Merger Sub, the Adviser and AFT, subject to specified exceptions and qualifications.

Under the AFT Merger Agreement, immediately following the AFT Effective Time, the Company will repay or prepay any amounts outstanding under AFT’s existing credit facility as of the AFT Effective Time, subject to the conditions set forth in the Senior Secured Facility.

The AFT Merger Agreement also contains certain termination rights in favor of the Company and AFT, including if the AFT Merger is not completed on or before November 7, 2024, or if the requisite approvals of the Company’s and AFT’s stockholders are not obtained. The AFT Merger Agreement provides that, upon the termination of the AFT Merger Agreement under certain circumstances, a third party that enters into a definitive transaction with AFT may be required to pay the Company a termination fee of $7,029. The AFT Merger Agreement also provides that, upon the termination of the AFT Merger Agreement under certain circumstances, a third party that enters into a definitive agreement with the Company, the Company may be required to pay to AFT a termination fee of $29,905.

Consummation of the AFT Merger, which is currently anticipated to occur in the first half of 2024, is subject to certain closing conditions, including requisite approvals of the Company’s and AFT’s stockholders and certain other closing conditions. Neither the closing of the AFT Merger nor the closing of the AIF Merger is contingent on the closing of the other merger.

AIF Merger. On November 7, 2023, the Company entered into an Agreement and Plan of Merger (the “AIF Merger Agreement” and, together with the AFT Merger Agreement, the “Merger Agreements”) with Apollo Tactical Income Fund Inc., a Maryland corporation (“AIF”), AIF Merger Sub, Inc., a Maryland corporation and a direct wholly-owned subsidiary of the Company (“AIF Merger Sub”), and, solely for the limited purposes set forth therein, the Adviser. The AIF Merger Agreement provides that, subject to the terms and conditions set forth in the AIF Merger Agreement, at the effective time of the merger (the “AIF Effective Time”), AIF Merger Sub will be merged with and into AIF (the “AIF First Merger”), with AIF continuing as the surviving company and as a wholly-owned subsidiary of the Company. Immediately after the effectiveness of the AIF First Merger, AIF will be merged with and into the Company, with the Company continuing as the surviving company (together with the AIF First Merger, the “AIF Merger” and, together with the AIF Merger, the “Mergers”). Both the Company’s Board of Directors and AIF’s board of directors, including all of the respective independent directors, in each case, on the recommendation of special committees comprised solely of certain independent directors of the Company or AIF, as applicable, have approved the AIF Merger Agreement and the transactions contemplated thereby.

Subject to the terms and conditions of the AIF Merger Agreement, at the AIF Effective Time, each share of AIF Common Stock issued and outstanding immediately prior to the AIF Effective Time (other than shares owned by the Company or any of its consolidated subsidiaries, including AIF Merger Sub (the “AIF Cancelled Shares”) will be converted into the right to receive a number of shares of the Company’s Common Stock equal to the AIF Exchange Ratio (as defined below) (cash will be paid in lieu of fractional shares). AIF has no preferred stock outstanding, and no preferred stock will be issued by the Company as a result of the AIF Merger.

Under the AIF Merger Agreement, as of a mutually agreed date no earlier than 48 hours (excluding Sundays and holidays) prior to the AIF Effective Time (such date, the “AIF Determination Date”), each of the Company and AIF will deliver to the other a calculation of its NAV as of such date (such calculation with respect to AIF, the “Closing AIF Net Asset Value” and such calculation with respect to the Company, the “Closing AIF Merger MFIC Net Asset Value”), in each case using the same set of assumptions, methodologies and adjustments as has been historically used in preparing such calculation. Based on such calculations, the parties will calculate: (1) the “AIF Per Share NAV,” which will be equal to (i) the Closing AIF Net Asset Value divided by (ii) the number of shares of AIF Common Stock issued and outstanding as of the AIF Determination Date (excluding any AIF Cancelled Shares) and (2) the “AIF Merger MFIC Per Share NAV,” which will be equal to (A) the Closing AIF Merger MFIC Net Asset Value divided by (B) the number of shares of the Company’s Common Stock issued and outstanding as of the AIF Determination Date. The “AIF Exchange Ratio” will be equal to the quotient (rounded to four decimal places) of (i) the AIF

Per Share NAV divided by (ii) the AIF Merger MFIC Per Share NAV. Furthermore, promptly following the closing of the AIF Merger, the Adviser or its affiliates will pay to holders of shares of AIF Common Stock that are issued and outstanding immediately prior to the AIF Effective Time a special payment equal to $0.25 per share of AIF Common Stock, subject to deduction for any applicable withholding tax.

The AIF Merger Agreement contains representations and warranties by the Company, AIF Merger Sub, the Adviser and AIF, subject to specified exceptions and qualifications.

Under the AIF Merger Agreement, immediately following the AIF Effective Time, the Company will repay or prepay any amounts outstanding under AIF’s existing credit facility as of the AIF Effective Time, subject to the conditions set forth in the Company’s Senior Secured Credit Facility.

The AIF Merger Agreement also contains certain termination rights in favor of the Company and AIF, including if the AIF Merger is not completed on or before November 7, 2024, or if the requisite approvals of the Company’s and AIF’s stockholders are not obtained. The AIF Merger Agreement provides that, upon the termination of the AIF Merger Agreement under certain circumstances, a third party that enters into a definitive transaction with AIF may be required to pay the Company a termination fee of $6,348. The AIF Merger Agreement also provides that, upon the termination of the AIF Merger Agreement under certain circumstances, a third party that enters into a definitive agreement with the Company, the Company may be required to pay to AIF a termination fee of $29,905.

Consummation of the AIF Merger, which is currently anticipated to occur in the first half of 2024, is subject to certain closing conditions, including requisite approvals of the Company’s and AIF’s stockholders and certain other closing conditions. Neither the closing of the AIF Merger nor the closing of the AFT Merger (as defined below) is contingent on the closing of the other merger.

Distribution after the Consummation of the Mergers. Following the consummation of the Mergers and subject to applicable law, the Company will distribute to holders of shares of the Company’s Common Stock as of a record date to be determined by the Company’s Board of Directors an amount in cash equal to $0.20 per share of the Company’s Common Stock.

The foregoing descriptions of the Merger Agreements and the transactions contemplated thereby do not purport to be complete and are qualified in their entirety by reference to the full text of the Merger Agreements, which have been included as Exhibits 2.1 and 2.2 to this Quarterly Report on Form 10-Q. The representations, warranties, covenants and agreements contained in each Merger Agreement were made only for purposes of such Merger Agreement and as of specific dates; were solely for the benefit of the parties to such Merger Agreement (except as may be expressly set forth in such Merger Agreement); may be subject to limitations agreed upon by the parties, including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to such Merger Agreement instead of establishing these matters as facts; and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Investors and security holders should not rely on such representations, warranties, covenants or agreements, or any descriptions thereof, as characterizations of the actual state of facts or condition of any of the parties to the Merger Agreements or any of their respective subsidiaries or affiliates. Moreover, information concerning the subject matter of the representations, warranties, covenants and agreements may change after the date of each Merger Agreement, which subsequent information may or may not be fully reflected in public disclosures by the parties to such Merger Agreement. For more information, see the Company’s current report on Form 8-K filed with the SEC on November 7, 2023.

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

As of September 30, 2023, $2.37 billion or 99.9% of the Company’s investments were classified as Level 3. The high proportion of Level 3 investments relative to our total investments is directly related to our investment philosophy and target portfolio, which consists primarily of long-term secured debt, as well as unsecured and mezzanine positions of private middle-market companies. A fundamental difference exists between our investments and those of comparable publicly traded fixed income investments, namely high-yield bonds, and this difference affects the valuation of our private investments relative to comparable publicly traded instruments.

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. During the six months ended September 30, 2023, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

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

Results of Operations

Operating results for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)*	2023	2022	2023	2022
Investment Income
Interest income	$66.7	$56.3	$198.1	$160.4
Dividend income	0.7	0.3	0.9	0.9
PIK interest income	0.5	0.9	2.1	2.4
Other income	0.3	1.5	3.5	3.3
Total investment income	$68.2	$58.9	$204.6	$167.0
Expenses
Management and performance-based incentive fees, net of amounts waived	$10.3	$12.9	$30.9	$33.0
Interest and other debt expenses, net of reimbursements	25.9	20.0	76.2	50.5
Administrative services expense, net of reimbursements	1.5	1.2	4.2	3.8
Other general and administrative expenses	2.5	2.2	7.0	6.7
Net Expenses	$40.3	$36.2	$118.3	$94.0
Net Investment Income	$27.9	$22.7	$86.2	$73.0
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses)	$(0.2)	$(0.2)	$(1.2)	$(1.9)
Net change in unrealized gains (losses)	2.3	(6.5)	0.5	(45.2)
Net Realized and Change in Unrealized Gains (Losses)	$2.1	$(6.6)	$(0.7)	(47.1)
Net Increase in Net Assets Resulting from Operations	$30.0	$16.0	$85.5	$25.9

Net Investment Income on Per Average Share Basis (1)	$0.43	$0.35	$1.32	$1.14
Earnings per share — basic (1)	$0.46	$0.25	$1.31	$0.40

* Totals may not foot due to rounding.

(1) Based on the weighted average number of shares outstanding for the period presented.

Total Investment Income

For the three months ended September 30, 2023 as compared to the three months ended September 30, 2022

The increase in total investment income for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was primarily driven by the increase in total interest income (including PIK interest income) of $10.0 million. The increase in total interest income was due to an increase in the average yield for the total debt portfolio, from 9.6% for the three months ended September 30, 2022 to 12.0% for the three months ended September 30, 2023. The increase was partially offset by a decrease in other income and prepayment fees and income recognized from the acceleration of discount, premium, or deferred fees on repaid investments. Prepayment fees and income recognized from acceleration of discount, premium, or deferred fees on repaid investments totaled $3.0 million for the three months ended September 30, 2022 and $0.6 million for the three months ended September 30, 2023. The decrease in other income of $1.2 million was primarily due to decrease in amendment fees and consent fees. Furthermore, the increase in dividend income of $0.5 million was primarily due to income generated from structured products.

For the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022

The increase in total investment income for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily driven by the increase in total interest income (including PIK interest income) of $37.4 million. The increase in total interest income was due to an increase in the average yield for the total debt portfolio, from 8.8% for the nine months ended September 30, 2022 to 11.4% for the nine months ended September 30, 2023. The increase was partially offset by a decrease in amortization and in prepayment fees and income recognized from the acceleration of discount, premium, or deferred fees on repaid investments, which totaled $8.6 million for the nine months ended September 30, 2022 and $3.8 million for the nine months ended September 30, 2023. Furthermore, the increase in other income of $0.2 million was primarily due to an increase in structuring and commitment fees received.

Net Expenses

For the three months ended September 30, 2023 as compared to the three months ended September 30, 2022

The increase in net expenses for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was primarily driven by the increase in interest and other debt expenses of $5.9 million. The increase in interest and other debt expenses was attributed to an increase in the total annualized cost of debt, from 5.17% for the three months ended September 30, 2022 to 7.16% for the three months ended September 30, 2023. Further, the decrease of $2.6 million in management and performance-based incentive fees (net of amounts waived) was primarily driven by a decrease in gross management fee due to the change in fee structure effective January 1, 2023. This was partially offset by an increase in performance-based incentive fees.

For the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022

The increase in net expenses for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily driven by the increase in interest and other debt expenses of $25.7 million. The increase in interest and other debt expenses was attributed to an increase in the total annualized cost of debt, from 4.25% for the nine months ended September 30, 2022 to 7.02% for the nine months ended September 30, 2023. Further, the decrease of $2.1 million in management and performance-based incentive fees (net of amounts waived) was primarily driven by a decrease in gross management fee due to the change in fee structure effective January 1, 2023. This was partially offset by an increase in performance-based incentive fees.

Net Realized Gains (Losses)

For the three months ended September 30, 2023 as compared to the three months ended September 30, 2022

During the three months ended September 30, 2023, we recognized gross realized gains of $0.1 million and gross realized losses of $0.3 million, resulting in net realized losses of $0.2 million.

During the three months ended September 30, 2022, we recognized gross realized gains of $0.3 million and gross realized losses of $0.5 million, resulting in net realized losses of $0.2 million.

For the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022

During the nine months ended September 30, 2023, we recognized gross realized gains of $0.2 million and gross realized losses of $1.4 million, resulting in net realized losses of $1.2 million. There were no significant realized gains (losses) for the nine months ended September 30, 2023.

During the nine months ended September 30, 2022, we recognized gross realized gains of $0.0 million and gross realized losses of $1.9 million, resulting in net realized losses of $1.9 million. Net realized losses for the nine months ended September 30, 2022 was primarily driven by the write off of the Company’s investment in AVAD, LLC. Significant realized gains (losses) for the nine months ended September 30, 2022 are summarized below:

(in millions)	Net Realized Gain (Loss)
AVAD, LLC	$(1.0)

Net Change in Unrealized Gains (Losses)

For the three months ended September 30, 2023 as compared to the three months ended September 30, 2022

During the three months ended September 30, 2023, we recognized gross unrealized gains of $13.1 million and gross unrealized losses of $10.8 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized gains of $2.3 million. Net change in unrealized gains (losses) for the three months ended September 30, 2023 was primarily driven by the increase in cashflows from Merx Aviation Finance, LLC, the financial under-performance of ViewRay and widening credit spreads. Significant changes in unrealized gains (losses) for the three months ended September 30, 2023 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
Merx Aviation Finance, LLC	$2.5
ViewRay	(2.4)
Renew Financial LLC (f/k/a Renewable Funding, LLC)	(1.8)
NFA Group	(1.6)
Westfall Technik, Inc.	(1.0)

During the three months ended September 30, 2022, we recognized gross unrealized gains of $25.4 million and gross unrealized losses of $31.9 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized losses of $6.5 million. Net change in unrealized gains (losses) for the three months ended September 30, 2022 was primarily driven by decrease in value of Spotted Hawk due to revised outlook on company's performance as well as decrease in value of K&N Parent, Inc. due to performance softness. Significant changes in unrealized gains (losses) for the three months ended September 30, 2022 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
ChyronHego Corporation	$7.1
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.)	4.2
MSEA Tankers LLC	1.5
AVAD, LLC	1.3
Ambrosia Buyer Corp.	1.3
Spotted Hawk	(7.0)
K&N Parent, Inc.	(5.3)
Merx Aviation Finance, LLC	(4.5)
NFA Group	(3.0)
Renew Financial LLC (f/k/a Renewable Funding, LLC)	(1.7)
The Club Company	(1.1)

For the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022

During the nine months ended September 30, 2023, we recognized gross unrealized gains of $19.7 million and gross unrealized losses of $19.2 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized gains of $0.5 million. Net change in unrealized gains (losses) for the nine months ended September 30, 2023 was primarily driven by the increase in cashflows from Merx Aviation Finance, LLC, the financial under-performance of ViewRay and widening credit spreads. Significant changes in unrealized gains (losses) for the nine months ended September 30, 2023 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
Merx Aviation Finance, LLC	$2.9
Golden Bear	2.5
AVAD, LLC	1.1
ViewRay	(3.3)
Renew Financial LLC (f/k/a Renewable Funding, LLC)	(1.8)
Berner Foods	(1.5)
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I LLC)	(1.5)
Ambrosia Buyer Corp.	(1.2)
Sequential Brands Group, Inc.	(1.2)

During the nine months ended September 30, 2022, we recognized gross unrealized gains of $49.3 million and gross unrealized losses of $94.5 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized losses of $45.2 million. Net change in unrealized gains (losses) for the nine months ended September 30, 2022 was primarily driven by the decrease in value of Merx Aviation Finance LLC due to various lease restructuring, aircraft sales and impacts from the Russian/Ukraine conflict. Significant changes in unrealized gains (losses) for the nine months ended September 30, 2022 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
ChyronHego Corporation	$11.1
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.)	10.7
Ambrosia Buyer Corp.	2.7
Emmes Corporation	1.7
Merx Aviation Finance, LLC	(38.3)
MSEA Tankers LLC	(10.2)
K&N Parent, Inc.	(7.3)
NFA Group	(7.3)
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I LLC)	(4.0)
Renew Financial LLC (f/k/a Renewable Funding, LLC)	(2.4)
The Club Company	(2.3)
Golden Bear	(2.1)
Spotted Hawk	(1.8)
CARE Fertility	(1.1)

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

Debt

See Note 6 to the financial statements for information on the Company’s debt.

The following table shows the contractual maturities of our debt obligations as of September 30, 2023:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Senior Secured Facility (1)	$962.9	$—	$—	$962.9	$—
2025 Notes	350.0	—	350.0	—	—
2026 Notes	125.0	—	125.0	—	—
Total Debt Obligations	$1,437.9	$—	$475.0	$962.9	$—
____________________

(1)
As of September 30, 2023, aggregate lender commitments under the Senior Secured Facility totaled $1.71 billion and $681.5 million of unused capacity. As of September 30, 2023, there were $60.6 million of letters of credit issued under the Senior Secured Facility as shown as part of total commitments in Note 8 to the financial statements.

Stockholders’ Equity

See Note 7 to the financial statements for information on the Company’s public offerings and share repurchase plans.

Distributions

Distributions paid to stockholders during the three and nine months ended September 30, 2023 totaled $24.8 million ($0.38 per share) and $74.5 million ($1.14 per share), respectively. Distributions paid to stockholders during the three and nine months ended September 30, 2022 totaled $22.8 million ($0.36 per share) and $68.7 million ($1.08 per share), respectively. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. Although the tax character of distributions paid to stockholders through September 30, 2023 may include return of capital, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ended December 31, 2023. Tax characteristics of all distributions will be reported to stockholders on Form 1099 after the end of the calendar year. Our quarterly distributions, if any, will be determined by our Board of Directors.

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

PIK Income

For the three and nine months ended September 30, 2023, PIK income totaled $0.5 million and $2.1 million on total investment income of $68.2 million and $204.6 million, respectively. For the three and nine months ended September 30, 2022, PIK income totaled $0.9 million and $2.4 million on total investment income of $58.9 million and $167.0 million, respectively. In order to maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders annually in the form of distributions, even though the Company has not yet collected the cash. See Note 5 to the financial statements for more information on the Company’s PIK income.

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

Investment valuation risk

Because there is not a readily available market value for most of the investments in our portfolio, we value all of our portfolio investments at fair value as determined in good faith by our board of directors based on, among other things, the input of our management and audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” and “—Fair Value Measurements” as well as Notes 2 and 5 to our financial statements for the three and nine months ended September 30, 2023 for more information relating to our investment valuation.

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

As of September 30, 2023, a majority of our debt portfolio investments bore interest at variable rates, which generally are SOFR-based (or based on an equivalent applicable currency rate such as SOFR) and typically have durations of one to six months after which they reset to current market interest rates, and many of which are subject to certain floors. Further, our Senior Secured Facility bears interest at SOFR rates with no interest rate floors, while our 2025 Notes and 2026 Notes bears interest at a fixed rate. Some of our investments are LIBOR-based. As of September 30, 2023, all non-U.S. dollar LIBOR publications have been phased out. The phase out of a majority of the U.S. dollar publications was delayed until June 30, 2023. Potential changes, or uncertainty related to such potential changes, may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities, or the cost of our borrowings. SOFR appears to be the preferred alternative replacement rate for U.S. dollar LIBOR, but there is no guarantee SOFR will become the dominant alternative. Please see Part 1 of our transition report on Form 10-KT for the nine months ended December 31, 2022, “Item 1A. Risk Factors—Risks Relating to the Current Environment — The interest rates of some of our floating-rate loans to our portfolio companies may be priced using a spread over LIBOR, which is being phased out."

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of September 30, 2023, assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
Up 150 basis points	$13.7 million	$0.210
Up 100 basis points	9.2 million	0.140
Up 50 basis points	4.6 million	0.070
Down 50 basis points	(4.6) million	(0.070)
Down 100 basis points	(9.2) million	(0.140)
Down 150 basis points	(13.7) million	(0.210)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2023 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Control Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the third quarter of 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Risks Relating to the Mergers

Because the market price of our common stock and the NAV per share of our common stock, AIF’s Common Stock and AFT’s Common Stock will fluctuate, AIF Stockholders and AFT Stockholders cannot be sure of the market value of the consideration they will receive in connection with the Mergers until the AIF Closing and AFT Closing.

At the AIF Effective Time and AFT Effective Time, each share of AIF Common Stock and AFT Common Stock issued and outstanding immediately prior to the AIF Effective Time and AFT Effective Time (other than AIF Cancelled Shares and AFT Cancelled Shares), respectively, will be converted into the right to receive a number of shares of our common stock, equal to the AIF Exchange Ratio and AFT Exchange Ratio (cash may be paid in lieu of fractional shares). The market value of such consideration to be received by AIF Stockholders upon completion of the AIF Merger (the “AIF Merger Consideration”) may vary from the closing price of AIF Common Stock and our common stock, respectively, on the date the AIF Merger was announced, on the date of the AIF Special Meeting to consider the AIF Merger Proposal and on the date the AIF Merger is completed. The market value of such consideration to be received by AFT Stockholders upon completion of the AFT Merger (the “AFT Merger Consideration”) may vary from the closing price of AFT Common Stock and our common stock, respectively, on the date the AFT Merger was announced, on the date of the AFT Special Meeting to consider the AFT Merger Proposal and on the date the AFT Merger is completed. Any change in the market price of our common stock prior to completion of the Mergers will affect the market value of the AIF Merger Consideration and AFT Merger Consideration that AIF Stockholders and AFT Stockholders, respectively, will receive upon completion of the Mergers. Additionally, the AIF Exchange Ratio and AFT Exchange Ratio will fluctuate as AIF’s, AFT’s and our respective NAVs change prior to the AIF Closing and AFT Closing.

Accordingly, at the time of the AIF Special Meeting and AFT Special Meeting, AIF Stockholders and AFT Stockholders, respectively, will not know or be able to calculate the market value of the AIF Merger Consideration and AFT Merger Consideration they would receive upon completion of the Mergers, and at the closing of the Mergers, our NAV and the NAV AIF and AFT may be lower than the respective market prices. Neither AIF, AFT nor the Company is permitted to terminate the Merger Agreements or resolicit the vote of their respective stockholders solely because of changes in the market price of shares of our common stock. There will be no adjustment to the AIF Merger Consideration or AFT Merger Consideration for changes in the market price of shares of our Common Stock.

Changes in the market price of our common stock may result from a variety of factors, including, among other things:

•

significant volatility in the market price and trading volume of securities of Business Development Companies (“BDCs”) or other companies in our sector, which are not necessarily related to the operating performance of these companies;

•	changes in regulatory policies, accounting pronouncements or tax guidelines, particularly with respect to RICs and BDCs;
•	loss of our BDC or RIC status;
•	changes in earnings or variations in operating results or distributions that exceed our net investment income;
•	increases in expenses associated with defense of litigation and responding to SEC inquiries;
•	changes in accounting guidelines governing valuation of our investments;
•	changes in the value of our portfolio of investments, including as a result of general economic conditions, interest rate shifts and changes in the performance of our portfolio companies;
•	any shortfall in investment income or net investment income or any increase in losses from levels expected by investors or securities analysts;
•	departure of our Adviser’s key personnel; and
•	general economic trends and other external factors, including those related to the COVID-19 pandemic.

These factors are generally beyond our control. The range of high and low sales prices per share of our common Stock as reported on the NASDAQ for the three-month period ended September 30, 2023 was a low of $12.35 and a high of $14.03. However, historical trading prices are not necessarily indicative of future performance. AIF Stockholders and AFT Stockholders should obtain current market quotations for shares of our common stock prior to the AIF Special Meeting and AFT Special Meeting, respectively.

Sales of shares of our common stock after the completion of the Mergers may cause the trading price of our common stock to decline.

For illustrative purposes, based on September 30, 2023 NAVs (and adjusted for estimated transaction costs), MFIC would issue approximately 13,852,198 and 15,338,414 shares of our common stock for each share of AIF Common Stock outstanding and AFT Common Stock outstanding, respectively, resulting in pro forma ownership of 69% for current our stockholders, 15% for current AIF Stockholders and 16% for current AFT Stockholders. Former AIF Stockholders and AFT Stockholders may be required to or decide to sell the shares of our common stock that they receive pursuant to the applicable Merger Agreement. In addition, our stockholders may decide not to hold their shares after completion of either or both Mergers. In each case, such sales of our common stock could have the effect of depressing the trading price for our common stock and may take place promptly following the completion of either or both Mergers. If this occurs, it could impair our ability to raise additional capital through the sale of equity securities should we desire to do so.

The market prices of our common stock, AIF Common Stock and AFT Common Stock after the Mergers may be affected by factors different from those affecting such common stock currently.

Our and AIF’s and AFT’s business differ in some respects. For example, our investment objective is to generate current income and, to a lesser extent, long-term capital appreciation, while AIF’s and AFT’s investment objective is to seek current income with a secondary objective of preservation of capital. Accordingly, the results of operations of the combined company and the market prices of our common stock after the Mergers may be affected by factors different from those currently affecting the independent results of operations and trading price of each of the Company, AIF and AFT, such as a larger stockholder base, a different portfolio composition and a different capital structure. Accordingly, our and AIF’s and AFT’s respective historical trading prices and financial results may not be indicative of these matters for the combined company following the Mergers.

Most of our stockholders, AIF Stockholders and AFT Stockholders will experience a reduction in percentage ownership and voting power in the combined company as a result of the Mergers.

Our stockholders will experience a substantial reduction in their percentage ownership interests and effective voting power in respect of the combined company relative to their percentage ownership interests in us prior to the Mergers unless they hold a comparable or greater percentage ownership in AIF or AFT. Consequently, our stockholders should generally expect to exercise less influence over the management and policies of the combined company following the Mergers than they currently exercise over the management and policies of the Company. Similarly, AIF Stockholders and AFT Stockholders will experience a substantial reduction in their percentage ownership interests and effective voting power in respect of the combined company relative to their percentage ownership interests in AIF and AFT, respectively, prior to the Mergers unless they hold a comparable or greater percentage ownership in us and AIF or AFT, as applicable. Consequently, AIF Stockholders and AFT Stockholders should generally expect to exercise less influence over the management and policies of the combined company following the Mergers than they currently exercise over the management and policies of AIF and AFT, respectively. In addition, prior to completion of the Mergers, subject to certain restrictions in the Merger Agreements and certain restrictions under the 1940 Act for issuances at prices below the then-current NAV per share of our common stock, AIF Common Stock and AFT Common Stock, we, AIF and AFT may issue additional shares of our common stock, AIF Common Stock and AFT Common Stock, respectively, which would further reduce the percentage ownership of the combined company to be held by our current stockholders or the current AIF Stockholders and AFT Stockholders.

We may be unable to realize the benefits anticipated by the Mergers, including estimated cost savings, or it may take longer than anticipated to achieve such benefits.

The realization of certain benefits anticipated as a result of the Mergers will depend in part on the integration of AIF’s and AFT’s investment portfolios with our investment portfolio and the integration of AIF’s and AFT’s businesses with our business. Though we believe that we can integrate AIF and AFT with us given the significant overlap in investment portfolios, operations and governance structure, there can be no assurance that AIF’s and AFT’s investment portfolios or businesses can be operated profitably or integrated successfully into our operations in a timely fashion or at all. The dedication of management resources to such integration may detract attention from the day-to-day business of the combined company and there can be no assurance that there will not be substantial costs associated with the transition process or there will not be other material adverse effects as a result of these integration efforts. Such effects, including incurring unexpected costs or delays in connection with such integration and failure of AIF’s and AFT’s investment portfolios to perform as expected, could have a material adverse effect on the financial results of the combined company.

We also expect to achieve certain synergies and cost savings from the Mergers when the companies have fully integrated their portfolios. It is possible that the estimates of these synergies and potential cost savings could ultimately be incorrect. The cost savings estimates also assume that we will be able to combine its operations and AIF’s and AFT’s operations in a manner that permits those cost savings to be fully realized. If the estimates turn out to be incorrect or if we are not able to successfully combine AIF’s and AFT’s investment portfolios or businesses with our operations, the anticipated synergies and cost savings may not be fully realized or realized at all or may take longer to realize than expected.

The announcement and pendency of the proposed Mergers could adversely affect our, AIF’s and/or AFT’s business, financial results and operations.

The announcement and pendency of the proposed Mergers could cause disruptions in and create uncertainty surrounding our, AIF’s and/or AFT’s business, including affecting relationships with existing and future borrowers, which could have a significant negative impact on future revenues and results of operations, regardless of whether the Mergers are completed. In addition, we, AIF and AFT have diverted, and will continue to divert, management resources towards the completion of the Mergers, which could have a negative impact on each of their future revenues and results of operations.

We, AIF and AFT are also subject to restrictions on the conduct of each of their businesses prior to the completion of the Mergers as provided in the Merger Agreements, generally requiring us, AIF and AFT to conduct their businesses only in the ordinary course and subject to specific limitations, including, among other things, certain restrictions on their ability to make certain investments and acquisitions, sell, transfer or dispose of their assets, amend their organizational documents and enter into or modify certain material contracts. These restrictions could prevent us, AIF or AFT from pursuing otherwise attractive business opportunities, industry developments and future opportunities and may otherwise have a significant negative impact on their future investment income and results of operations.

If either or both of the Mergers does not close, we, AIF and/or AFT will not benefit from the expenses incurred in pursuit of the Mergers.

The Mergers may not be completed. If the Mergers are not completed, we, AIF and AFT will have incurred substantial expenses for which no ultimate benefit will have been received. We, AIF and AFT will be responsible for paying certain expenses in connection with the Mergers, and as a result our stockholders, AIF Stockholders and AFT Stockholders will bear those costs. Specifically, all fees and expenses incurred in connection with the Merger Agreements and the transactions contemplated thereby (including the AIF Merger and AFT Merger) will be paid by the party incurring such fees or expenses, whether or not the transactions contemplated by the Merger Agreements (including the AIF Merger and AFT Merger) are consummated; provided, however, notwithstanding the foregoing, upon the closing of each Merger, an affiliate of Apollo has agreed to reimburse us, AFT and AIF for all merger-related expenses incurred and payable in connection with the transactions. If a Merger does not close, a portion of the merger-related expenses of AFT or AIF, as applicable, will be reimbursed by an affiliate of Apollo (with the remainder to be borne by AFT or AIF, as applicable), and all of our expenses related to that merger will be borne by us. It is anticipated that our Adviser or its affiliate will bear expenses of approximately $7,234 in connection with the Mergers, if consummated. It is anticipated that we will bear expenses of approximately $0 if the AIF Merger is not consummated, and expenses of approximately $0 if the AFT Merger is not consummated. It is anticipated that AIF will bear expenses of approximately $420 if the AIF Merger is not consummated. It is anticipated that AFT will bear expenses of approximately $478 if the AFT Merger is not consummated.

The termination of either or both of the Merger Agreements could negatively impact us, AIF and/or AFT.

If either or both of the Merger Agreements is terminated, there may be various consequences, including:

•
our business or the businesses of AIF and/or AFT may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Mergers, without realizing any of the anticipated benefits of completing the Mergers;
•
AIF and/or AFT may not be able to find a party willing to pay an equivalent or more attractive price than the price we agreed to pay in the Mergers; and
•
we, AIF and/or AFT will not realize the anticipated benefits of the Mergers.

Under certain circumstances, we, AIF or AFT would be obligated to pay a termination fee upon termination of the Merger Agreements.

The Mergers may not be completed. The Merger Agreements provides for the payment, subject to applicable law, by us, AIF or AFT of a termination fee under certain circumstances. The AFT Merger Agreement provides that, upon the termination of the AFT Merger Agreement under certain circumstances, a third party that enters into a definitive transaction with AFT may be required to pay us a termination fee of $7,029. The AFT Merger Agreement also provides that, upon the termination of the AFT Merger Agreement under certain circumstances, a third party that enters into a definitive agreement with us, we may be required to pay to AFT a termination fee of $29,905. The AIF Merger Agreement provides that, upon the termination of the AIF Merger Agreement under certain circumstances, a third party that enters into a definitive transaction with AIF may be required to pay us a termination fee of $6,348. The AIF Merger Agreement also provides that, upon the termination of the AIF Merger Agreement under certain circumstances, a third party that enters into a definitive agreement with us, we may be required to pay to AIF a termination fee of $29,905.

The Merger Agreements limit our ability and the ability of AIF and AFT to pursue alternatives to the Mergers.

The Merger Agreements include restrictions on our ability and the ability of AIF and AFT to solicit proposals for alternative transactions or engage in discussions regarding such proposals, subject to exceptions and termination provisions, which could have the effect of discouraging such proposals from being made or pursued. These provisions include a termination fee of $29,905, which is equal to 3.0% of our net asset value as of September 30, 2023, payable by third parties to us under certain circumstances; a termination fee of $6,348, which is equal to 3.0% of the net asset value of AIF as of September 30, 2023, payable by third parties to AIF under certain circumstances; and a termination fee of $7,029, which is equal to 3.0% of the net asset value of AFT as of September 30, 2023, payable by third parties to AFT under certain circumstances. These termination fees might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of us, AIF or AFT from considering or proposing that acquisition even if it were prepared to pay consideration with a higher per share market price than that proposed in the Mergers or might result in a potential competing acquirer proposing to pay a lower per share price to acquire us, AIF or AFT than it might otherwise have proposed to pay.

The opinions delivered to our Special Committee, the AIF Special Committee and the AFT Special Committee from their respective financial advisors prior to the signing of the Merger Agreements will not reflect changes in circumstances since the date of the opinions.

The opinion of Lazard Ltd, the financial advisor to the our Special Committee, was delivered to our Special Committee and our Board of directors on, and was dated, November 6, 2023. The opinion of Keefe, Bruyette & Woods Inc., A Stifel Company, the financial advisor to the AIF Special Committee, was delivered to the AIF Special Committee and the AIF Board on, and was dated, November 6, 2023. The opinion of Keefe, Bruyette & Woods Inc., A Stifel Company, the financial advisor to the AFT Special Committee, was delivered to the AFT Special Committee and the AFT Board on, and was dated, November 6, 2023. Changes in our, AIF’s or AFT’s operations and prospects, general market and economic conditions and other factors that may be beyond the control of us, AIF or AFT may significantly alter our, AIF’s or AFT’s respective value or the respective price of shares of our common stock, AIF Common Stock or AFT Common Stock by the time the AIF Merger or AFT Merger, as applicable, is completed. The opinions do not speak as of the time the AIF Merger or the AFT Merger, as applicable, will be completed or as of any date other than the date of such opinions. For a description of the opinion that the MFIC Special Committee received from its financial advisor.

The Mergers are subject to closing conditions, including stockholder approvals, that, if not satisfied or (to the extent legally allowed) waived, will result in the Mergers not being completed, which may result in material adverse consequences to the business and operations of us, AIF and/or AFT.

The Mergers are subject to closing conditions, including certain approvals of our stockholders, AIF Stockholders and/or AFT Stockholders that, if not satisfied, will prevent the Mergers from being completed. The closing condition that AIF Stockholders and AFT Stockholders approve the applicable Merger Proposal may not be waived under applicable law and must be satisfied for each of the Mergers to be completed. If AIF Stockholders and/or AFT Stockholders do not approve the applicable Merger Proposal and either or both of the Mergers is not completed, the resulting failure could have a material adverse impact on us, AIF’s and/or AFT’s respective businesses and operations. The closing of the AIF Merger is not contingent on the closing of the AFT Merger, and vice versa. If our stockholders do not approve the issuance of shares in connection with the Mergers and the Mergers are not completed, the resulting failure of the Mergers could have a material adverse impact on us, AIF’s and AFT’s respective businesses and operations. In addition to the required approvals of our stockholders, AIF Stockholders and AFT Stockholders, the Mergers are subject to a number of other conditions beyond the control of us, AIF and AFT that may prevent, delay or otherwise materially adversely affect completion of the Mergers. We, AIF and AFT cannot predict whether and when these other conditions will be satisfied. The failure to complete the Mergers would result in us, AIF and AFT, and our stockholders, AIF Stockholders and AFT Stockholders, failing to realize the anticipated benefits of the Mergers.

We, AIF and/or AFT may, to the extent legally allowed, waive one or more conditions to the AIF Merger and/or the AFT Merger, as applicable, without resoliciting stockholder approval.

Certain conditions to our, AIF’s and AFT’s respective obligations to complete the AIF Merger and/or the AIF Merger, as applicable, may be waived, in whole or in part, to the extent legally allowed, either unilaterally or by mutual agreement. In the event that any such waiver does not require resolicitation of stockholders, we, AIF and/or AFT will each have the discretion to complete the AIF Merger and/or the AFT Merger, as applicable, without seeking further stockholder approval. The conditions requiring the approval of our stockholders, AIF Stockholders and AFT Stockholders, as applicable, however, cannot be waived.

We, AIF and AFT will be subject to operational uncertainties and contractual restrictions while the Mergers are pending.

Uncertainty about the effect of the Mergers may have an adverse effect on us, AIF and/or AFT and, consequently, on the combined company following completion of the Mergers. These uncertainties may cause those that deal with us, AIF and/or AFT to seek to change their existing business relationships with them. In addition, the Merger Agreement restricts us, AIF and AFT from taking actions that each might otherwise consider to be in its best interests. These restrictions may prevent us, AIF and/or AFT from pursuing certain business opportunities that may arise prior to the completion of the Mergers.

Litigation filed against us, AIF and/or AFT in connection with the Mergers could result in substantial costs and could delay or prevent either or both of the Mergers from being completed.

From time to time, we, AIF and/or AFT may be subject to legal actions, including securities class action lawsuits and derivative lawsuits, as well as various regulatory, governmental and law enforcement inquiries, investigations and subpoenas in connection with the Mergers. These or any similar securities class action lawsuits and derivative lawsuits, regardless of their merits, may result in substantial costs and divert management time and resources. An adverse judgment in such cases could have a negative impact on the liquidity and financial condition of us, AIF, AFT and/or the combined company following the Mergers or could prevent either or both of the Mergers from being completed.

The Mergers may trigger certain “change of control” provisions and other restrictions in contracts of us, AIF and/or AFT or their affiliates and the failure to obtain any required consents or waivers could adversely impact the combined company.

Certain of our agreements and the agreements of AIF, AFT or their affiliates may require by their terms the consent or waiver of one or more counterparties in connection with the Mergers. The failure to obtain any such consent or waiver may permit such counterparties to terminate, or otherwise increase their rights or our, AIF’s or AFT’s obligations under, any such agreement because the Mergers or other transactions contemplated by the Merger Agreements may violate an anti-assignment, change of control or similar provision relating to any of such transactions. If this occurs, we may have to seek to replace that agreement with a new agreement or seek an amendment to such agreement. We, AIF and AFT cannot assure you that we will be able to replace or amend any such agreement on comparable terms or at all.

If any such agreement is material, the failure to obtain consents, amendments or waivers under, or to replace on similar terms or at all, any of these agreements could adversely affect the financial performance or results of operations of the combined company following the Mergers, including preventing us from operating a material part of AIF’s or AFT’s businesses.

In addition, the consummation of the Mergers may violate, conflict with, result in a breach of provisions of, or the loss of any benefit under, constitute a default (or an event that, with or without notice or lapse of time or both, would constitute a default) under, or result in the termination, cancellation, acceleration or other change of any right or obligation (including any payment obligation) under, certain agreements of us, AIF and AFT. Any such violation, conflict, breach, loss, default or other effect could, either individually or in the aggregate, have a material adverse effect on the financial condition, results of operations, assets or business of the combined company following completion of the Mergers.

The shares of our common stock to be received by AIF Stockholders and AFT Stockholders as a result of the Mergers will have different rights associated with them than shares of AIF Common Stock and AFT Common Stock currently held by them.

The rights associated with AIF Common Stock and AFT Common Stock are different from the rights associated with our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The Company adopted the following plans, approved by the Board of Directors, for the purpose of repurchasing its common stock in accordance with applicable rules specified in the 1934 Act (the “Repurchase Plans”):

Date of Agreement/Amendment	Maximum Cost of Shares That May Be Repurchased	Cost of Shares Repurchased	Remaining Cost of Shares That May Be Repurchased
August 5, 2015	$50.0 million	$50.0 million	$	— million
December 14, 2015	50.0 million	50.0 million		— million
September 14, 2016	50.0 million	50.0 million		— million
October 30, 2018	50.0 million	50.0 million		— million
February 6, 2019	50.0 million	48.1 million		1.9 million
February 3, 2022	25.0 million	— million		25.0 million
Total as of September 30, 2023	$275.0 million	$248.1 million		$26.9 million

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

The following table presents information with respect to the Company’s purchases of its common stock since adoption of the Repurchase Plans through September 30, 2023:

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended September 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

(a)
Exhibits

2.1

Agreement and Plan of Merger, dated as of November 7, 2023, among MidCap Financial Investment Corporation, Apollo Senior Floating Rate Fund Inc., AFT Merger Sub, Inc. and Apollo Investment Management, L.P. (for the limited purposes set forth therein). (1)

2.2

Agreement and Plan of Merger, dated as of November 7, 2023, among MidCap Financial Investment Corporation, Apollo Tactical Income Fund Inc., AIF Merger Sub, Inc. and Apollo Investment Management, L.P. (for the limited purposes set forth therein). (2)

3.1(a)	Articles of Amendment (3)
3.1(b)	Articles of Amendment and Restatement (4)
3.1(c)	Articles of Amendment and Restatement (5)
3.1(d)	Articles of Amendment (6)
3.1(e)	Articles of Amendment (7)
3.2	Sixth Amended and Restated Bylaws (8)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
101.INS	Inline XBRL Instance Document*
101.SHC	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)*

_________________________

* Filed herewith.

(1)
Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on November 7, 2023.
(2)
Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K, filed on November 7, 2023.
(3)
Incorporated by reference from the Registrant’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, as Form N-2, filed on March 12, 2004.
(4)
Incorporated by reference from the Registrant’s pre-effective Amendment No. 3 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 1, 2004.
(5)
Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on December 3, 2018.
(6)
Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on July 22, 2019.
(7)
Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on August 12, 2022.
(8)
Incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K, filed on August 12, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 7, 2023.

MIDCAP FINANCIAL INVESTMENT CORPORATION

By:	/s/ TANNER POWELL
Tanner Powell
Chief Executive Officer

By:	/s/ GREGORY W. HUNT
Gregory W. Hunt
Chief Financial Officer and Treasurer