Form 10-K
period 2023-12-31
MidCap Financial Investment Corp
filed 2024-02-26
CIK 1278752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 814-00646

MIDCAP FINANCIAL INVESTMENT CORPORATION

(Exact name of Registrant as specified in its charter)

Maryland	52-2439556
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9 West 57th Street 37th Floor New York, New York	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 515-3450

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	MFIC	NASDAQ Global Select Market
8.00% Notes due 2028	MFICL	NASDAQ Global Select Market

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

The aggregate market value of the common equity held by non-affiliates of the Registrant as of June 30, 2023 was $0.81 billion (based on the closing sale price of the Registrant’s Common Stock on that date as reported on the NASDAQ Global Select Market). For the purposes of calculating this amount only, all executive officers and Directors are “affiliates” of the Registrant.

As of February 23, 2024, there were 65,253,275 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on July 10, 2024 are incorporated by reference in Part III of this Form 10-K.

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

Risk Relating to the Current Environment

•
Capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect the debt and equity capital markets in the United States and abroad, which may have a negative impact on our business and operations.
•
Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, a misappropriation of funds, and/or damage to our business relationships, all of which could negatively impact our financial results.
•
We are exposed to risks associated with changes in interest rates, including the current rising interest rate environment.
•
Inflation has adversely affected and may continue to adversely affect the business, results of operations and financial condition of our portfolio companies.
•
The ongoing armed conflicts as a result of the Russian invasion of Ukraine and the war between Israel and Hamas may have a material adverse impact on us and our portfolio companies.
•
Price declines and illiquidity in the corporate debt markets have adversely affected, and may in the future adversely affect, the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.
•
The current state of the economy and volatility in the global financial markets could have a material adverse effect on our business, financial condition and results of operations.
•
Uncertainty with respect to the financial stability of the United States and several countries in the EU could have a significant adverse effect on our business, financial condition, and results of operations.
•
We may form one or more Collateralized Loan Obligations ("CLOs"), which may subject us to certain structured financing risks.
•
The interest rates of some of our floating-rate loans to our portfolio companies that extend beyond 2023 might be subject to change based on recent regulatory changes.
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

Risks Relating to the Mergers

•
Sales of shares of MFIC’s common stock after the completion of the Mergers may cause the trading price of MFIC’s common stock to decline.
•
The market price of MFIC common stock after the Mergers may be affected by factors different from those affecting such common stock currently.
•
Most MFIC stockholders will experience a reduction in percentage ownership and voting power in the combined company as a result of the Mergers.
•
MFIC may be unable to realize the benefits anticipated by the Mergers, including estimated cost savings, or it may take longer than anticipated to achieve such benefits.

PART I

Item 1. Business

In this report, the terms the “Company”, “MidCap Investment”, “MFIC”, “we”, “us”, and “our” refer to MidCap Financial Investment Corporation unless the context specifically states otherwise.

General

MidCap Financial Investment Corporation, a Maryland corporation organized on February 2, 2004, is a closed-end, externally managed, diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We commenced operations on April 8, 2004 upon completion of our initial public offering that raised $870 million in net proceeds from selling 62 million shares of common stock at a price of $15.00 per share (20.7 million shares at a price of $45.00 per share adjusted for the one-for-three reverse stock split). Since then, and through December 31, 2023, we have raised approximately $2.24 billion in net proceeds from additional offerings of common stock and we have repurchased common stock for $248.1 million.

On August 1, 2022, the Company changed its name from “Apollo Investment Corporation” to “MidCap Financial Investment Corporation”. Our common stock began to trade under the ticker “MFIC” on the NASDAQ Global Stock Market on August 12, 2022. Prior to August 12, 2022, the Company's common stock traded on the NASDAQ Global Select Market under the ticker “AINV”.

On November 7, 2023, the Company entered into (i) an Agreement and Plan of Merger (the “AFT Merger Agreement”) with Apollo Senior Floating Rate Fund Inc., a Maryland corporation (“AFT”), AFT Merger Sub, Inc., a Maryland corporation and a direct wholly-owned subsidiary of the Company (“AFT Merger Sub”), and, solely for the limited purposes set forth therein, the Adviser, and (ii) an Agreement and Plan of Merger (the “AIF Merger Agreement” and, together with the AFT Merger Agreement, the “Merger Agreements”) with Apollo Tactical Income Fund Inc., a Maryland corporation (“AIF”), AIF Merger Sub, Inc., a Maryland corporation and a direct wholly-owned subsidiary of the Company (“AIF Merger Sub”), and, solely for the limited purposes set forth therein, the Adviser. The Merger Agreements provide that, subject to the terms and conditions set forth in the applicable Merger Agreement, at the effective time of such merger, AFT (the “AFT Effective Time”) and AIF (the “AIF Effective Time”) will, through a two-step merger process, merge with and into the Company, with the Company continuing as the surviving company (each, the “AFT Merger” or the “AIF Merger”, and collectively, the “Mergers”). Each of the Company’s Board of Directors, and AFT’s and AIF’s board of directors, including all of the respective independent directors, in each case, on the recommendation of special committees comprised solely of certain independent directors of the Company or AFT and AIF, as applicable, have approved the applicable Merger Agreement and the transactions contemplated thereby. Consummation of the Mergers, which is currently anticipated to occur in the first half of 2024, is subject to certain closing conditions, including requisite approvals of the Company’s, AFT’s and AIF’s stockholders and certain other closing conditions. For more information on the Mergers, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments.”

This Annual Report on Form 10-K covers the twelve-month period from January 1, 2023 to December 31, 2023 (the “Annual Report”). On November 3, 2022, the Company's Board changed the Company’s fiscal year end from March 31 to December 31, effective December 31, 2022. Prior to this Annual Report, we filed a Transition Report on Form 10-KT for the nine-month transition period ended December 31, 2022, which reflected our financial results for the nine-month period from April 1, 2022 through December 31, 2022 (the “Transition Period”). Prior to this Annual Report and Transition Report, our most recent Annual Report on Form 10-K covers the fiscal year ended March 31, 2022 and reflects financial results for the twelve-month period from April 1 to March 31.

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

During the year ended December 31, 2023, we invested $0.4 billion across 32 new and 84 existing portfolio companies primarily through a combination of primary and secondary debt investments. This compares to $0.5 billion across 12 new and 78 existing portfolio companies during the nine months ended December 31, 2022. Investments sold or repaid during the year ended December 31, 2023 totaled $0.5 billion versus $0.6 billion during the nine months ended December 31, 2022. The weighted average yields on our secured debt portfolio, unsecured debt portfolio, total debt portfolio and total portfolio as of December 31, 2023 at our current cost basis were 12.1%, –%, 12.1% and 10.1%, respectively. As of December 31, 2022, the yields were 10.9%, 10.0%, 10.9% and 9.3%, respectively. The portfolio yields may be higher than an investor’s yield on an investment in us due to sales load and other expenses. For the year ended December 31, 2023 and the nine months ended December 31, 2022, the total return based on the change in market price per share and taking into account dividends and distributions, if any, reinvested in accordance with the dividend reinvestment plan was 34.9% and -5.4%, respectively. Such returns do not reflect any sales load that stockholders may have paid in connection with their purchase of shares of our common stock.

As of December 31, 2023, our portfolio consisted of 152 portfolio companies and was invested 90% in secured debt, 0% in unsecured debt, 2% in structured products and other, 1% in preferred equity, and 7% in common equity/interests and warrants measured at fair value. As of December 31, 2022, our portfolio consisted of 135 portfolio companies and was invested 92% in secured debt, 0% in unsecured debt, 0% in structured products and other, 2% in preferred equity, and 6% in common equity/interests and warrants measured at fair value.

Since the initial public offering of the Company in April 2004 and through December 31, 2023, invested capital totaled $23.9 billion in 627 portfolio companies. Over the same period, the Company completed transactions with more than 100 different financial sponsors.

As of December 31, 2023, 100% of the corporate lending portfolio is floating rate debt, measured at fair value. On a cost basis, 100% is floating rate debt. As of December 31, 2022, 100% of the corporate lending portfolio is floating rate debt, measured at fair value. On a cost basis, 100% is floating rate debt. The interest rate type information is calculated using the Company’s corporate debt portfolio and excludes aviation, oil and gas, structured credit, renewables, shipping, commodities and investments on non-accrual status.

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

As a BDC, we are required to comply with certain regulatory requirements. Also, while we are permitted to finance investments using debt, our ability to use debt is limited in certain significant respects, see “Item 1A. Risk Factors”. We have elected to be treated for federal income tax purposes as a RIC under Subchapter M of the Code.

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

The following is a representative list of the industries in which we have invested as of December 31, 2023:

•
Advertising, Printing & Publishing
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

We may invest, to the extent permitted by law, in the securities and instruments of other investment companies and in private funds. We may also co-invest on a concurrent basis with affiliates of ours, subject to compliance with applicable regulations and our allocation procedures. Certain types of negotiated co-investments may be made only in accordance with the terms of the exemptive order we received from the SEC permitting us to do so. On December 29, 2021, as amended on January 10, 2023, we received an exemptive order from the SEC (the “Order”) permitting us greater flexibility to negotiate the terms of co-investment transactions with certain of our affiliates, including investment funds managed by AIM or its affiliates, subject to the conditions included therein. Under the terms of the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must be able to reach certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our Board of Directors approved criteria. In certain situations where co-investment with one or more funds managed by AIM or its affiliates is not covered by the Order, the personnel of AIM or its affiliates will need to decide which fund will proceed with the investment. Such personnel will make these determinations based on allocation policies and procedures, which are designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations. The Order is subject to certain terms and conditions so there can be no assurance that we will be permitted to co-invest with certain of our affiliates other than in the circumstances currently permitted by regulatory guidance and the Order.

The following table summarizes our top ten portfolio companies and industries based on fair value as of December 31, 2023:

Portfolio Company	% of Portfolio	Industry	% of Portfolio
Merx Aviation Finance, LLC	8.2%	High Tech Industries	19.3%
ChyronHego Corporation	5.5%	Healthcare & Pharmaceuticals	17.5%
Lending Point	1.9%	Business Services	11.9%
LashCo	1.9%	Aviation and Consumer Transport	8.4%
Beacon Mobility	1.6%	Consumer Services	8.1%
PSI Services, LLC	1.5%	Beverage, Food & Tobacco	4.8%
UpStack	1.4%	Consumer Goods – Non-durable	3.6%
Activ	1.4%	Transportation – Cargo, Distribution	3.1%
Rise Baking	1.4%	Manufacturing, Capital Equipment	2.9%
Truck-Lite Co., LLC	1.3%	Automotive	2.6%
Total	26.1%	Total	82.1%

The following table summarizes our top ten portfolio companies and industries based on fair value as of December 31, 2022:

Portfolio Company	% of Portfolio	Industry	% of Portfolio
Merx Aviation Finance, LLC	10.9%	Healthcare & Pharmaceuticals	19.5%
ChyronHego Corporation	5.1%	High Tech Industries	17.4%
Lending Point	1.9%	Aviation and Consumer Transport	11.6%
LashCo	1.8%	Business Services	11.1%
NFA Group	1.5%	Consumer Services	6.8%
Relation Insurance	1.5%	Beverage, Food & Tobacco	4.3%
PSI Services, LLC	1.5%	Insurance	3.5%
Electro Rent Corporation	1.4%	Consumer Goods – Non-durable	3.1%
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I LLC)	1.4%	Transportation – Cargo, Distribution	2.6%
New Era Technology, Inc.	1.4%	Automotive	2.5%
Total	28.4%	Total	82.4%

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

Investment Valuation Process

The Board has designated the Investment Adviser as its “valuation designee” pursuant to Rule 2a-5 under the 1940 Act, and in that role the Investment Adviser is responsible for performing fair value determinations relating to all of the Company's investments, including periodically assessing and managing any material valuation risks and establishing and applying fair value methodologies, in accordance with valuation policies and procedures that have been approved by the Company's Board of Directors (the “Board”). Even though the Company's Board of Directors designated the Company's Investment Adviser as “valuation designee,” the Company's Board of Directors continues to be responsible for overseeing the processes for determining fair valuation.

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

Management and Incentive Fee

Pursuant to the investment advisory management agreement, we incur a fee payable to AIM for investment advisory and management services consisting of two components - a base management fee and an incentive fee. For the fiscal year ended December 31, 2023, for the nine months ended December 31, 2022, and for the fiscal year ended March 31, 2022, we incurred $17.37 million, $26.62 million and $36.14 million, respectively, in base management fees and incurred $24.57 million, $5.69 million and $12 million, respectively, in performance-based incentive fees.

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

For accounting purposes only, we are required under GAAP to accrue a theoretical capital gains incentive fee based upon net realized capital gains and unrealized capital gain and loss on investments held at the end of each period. The accrual of this theoretical capital gains incentive fee assumes all unrealized capital gain and loss is realized in order to reflect a theoretical capital gains incentive fee that would be payable to the Investment Adviser at each measurement date. There was no accrual for theoretical capital gains incentive fee for the twelve months ended December 31, 2023 and nine months ended December 31, 2022. It should be noted that a fee so calculated and accrued would not be payable under the Investment Advisers Act of 1940 (the “Advisers Act”) or the investment advisory management agreement, and would not be paid based upon such computation of capital gains incentive fees in subsequent periods. Amounts actually paid to the Investment Adviser will be consistent with the Advisers Act and formula reflected in the investment advisory management agreement which specifically excludes consideration of unrealized capital gain.

On January 16, 2019, we entered into a fee offset agreement with AIM in connection with revenue realized by AIM and its affiliates for the management of certain aircraft assets. We received an offsetting credit against total incentive fees otherwise due to AIM under the investment advisory management agreement. The amount offset was initially 20% of the management fee revenue earned and incentive fee revenue realized by AIM and its affiliates in connection with managing aircraft assets on related insurance balance sheets (“New Balance Sheet Investments”), new aircraft managed account capital (“New Managed Accounts”) and new dedicated aircraft funds (“New Aircraft Funds”). Once the aggregate capital raised by New Aircraft Funds or New Managed Accounts and capital invested by the New Balance Sheet Investments exceeded $3 billion cumulatively, the fee offset would step down to 10% of the amount of incremental management fee revenue earned and incentive fee revenue realized by AIM and its affiliates. The fee offset was supposed to be in place for seven years, however the incentive fees realized by AIM and its affiliates after this seven-year period from applicable investments that were raised or made within the seven-year period would also be used to offset incentive fees payable to AIM by us. The offset would be limited to the amount of incentive fee payable by the us to AIM and any unapplied fee offset which exceeds the incentive fees payable in a given quarter will carry forward to be credited against the incentive fees payable by us in subsequent quarters. In 2022, we announced our plans to reduce our aviation leasing platform that is operating through Merx. Effective February 21, 2023, as a result of the planned reduction and the pending departure of certain Merx personnel, Merx and Apollo agreed to terminate the fee offset agreement in exchange for a termination fee of $7.5 million.

Please see Part II of this Annual Report, Item 8. Consolidated Financial Statements and Supplementary Data for subsequent events relating to the Company's fee offset agreement with AIM.

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

Duration and Termination

The continuation of our investment advisory management agreement was approved by our Board of Directors on May 2, 2023. Unless terminated earlier as described below, it will remain in effect from year to year if approved annually by our Board of Directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not “interested persons” as defined in the 1940 Act. The investment advisory management agreement will automatically terminate in the event of its assignment. Either party may terminate the investment advisory management agreement without penalty upon not more than 60 days’ written notice to the other party. See “Risk Factors - Risks Relating to our Business and Structure.”

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

At the fiscal year ended December 31, 2023, at the nine months ended December 31, 2022, and at the fiscal year ended March 31, 2022, expenses incurred (net of reimbursements) under the administration agreement were $5.6 million, $4 million and $5.5 million, respectively. For administrative expenses incurred during the most recently completed fiscal quarter, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations; Expenses.”

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

On August 2, 2022, we entered into a license agreement with AGM pursuant to which AGM agreed to grant us a non-exclusive, non-transferable royalty-free license to use the name “MidCap Financial” (the “Licensed Mark”). Under this agreement, we have the right to use the “MidCap Financial” name, for so long as AIM or one of its affiliates remains our Investment Adviser. AGM has the right to use and license the “Licensed Mark” for use in connection with financial services pursuant to the Investment Management Agreement among MidCap FinCo Holdings Limited, MidCap FinCo Limited (now known as MidCap FinCo Designated Activity Company) (collectively with MidCap FinCo Holdings Limited, “MidCap”), and Apollo Capital Management, L.P. MidCap is a wholly-owned subsidiary of AGM. Other than with respect to this limited license, we will have no legal right to the “MidCap” name. This license agreement will remain in effect for so long as the investment advisory management agreement with our Investment Adviser is in effect.

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

Available Information

We file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements, codes of ethics and other information meeting the informational requirements of the 1934 Act. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information filed electronically by us with the SEC which are available on the SEC’s Internet site at http://www.sec.gov. In addition, information specifically regarding how we voted proxies relating to portfolio securities for the fiscal year ended December 31, 2023 is available without charge, upon request, by calling 212-515-3450. Copies of these reports, proxy and information statements and other information may be obtained, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov.

Our Internet address is www.midcapfinancialic.com. We make available free of charge on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on our website is not incorporated by reference into this Annual Report, and you should not consider information contained on our website to be part of this Annual Report.

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

Risks Relating to the Current Environment

Capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect the debt and equity capital markets in the United States and abroad, which may have a negative impact on our business and operations.

From time to time, capital markets may experience periods of disruption and instability. Such disruptions may result in, amongst other things, write-offs, the re-pricing of credit risk, the failure of financial institutions or worsening general economic conditions, any of which could materially and adversely impact the broader financial and credit markets and reduce the availability of debt and equity capital for the market as a whole and financial services firms in particular. There can be no assurance these market conditions will not occur or worsen in the future, including as a result of the Russia-Ukraine war and more recently the Israel-Hamas war, health epidemics and pandemics, rising interest rates or renewed inflationary pressure.

Volatility and dislocation in the capital markets can also create a challenging environment in which to raise or access debt capital. Such conditions could make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that we have raised over the last year has been at higher rates than we have raised debt at in the past due to the higher interest rate environment we have been experiencing. The debt capital that will be available to us in the future, if at all, may continue to be at a higher cost, including as a result of the current interest rate environment, and on less favorable terms and conditions than what we have historically experienced. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies.

Significant disruption or volatility in the capital markets may also have a negative effect on the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). Significant disruption or volatility in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Thus, the illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital could have a material adverse effect on our business, financial condition or results of operations.

AIM monitors developments and seeks to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that it will be successful in doing so; and AIM may not timely anticipate or manage existing, new or additional risks, contingencies or developments, including regulatory developments in the current or future market environment.

Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, a misappropriation of funds, and/or damage to our business relationships, all of which could negatively impact our financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusions, including by computer hackers, nation-state affiliated actors, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased, and will likely continue to increase in the future. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including, without limitation, nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third-party service providers upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyberattacks.

The result of these incidents could include disrupted operations, misstated or unreliable financial data, disrupted market price of our common stock, misappropriation of assets, liability for stolen assets or information, increased cybersecurity protection and insurance costs, regulatory enforcement, litigation and damage to our investor relationships. These risks require continuous and likely increasing attention and other resources from us, AGM and third-party service providers to, among other actions, identify and quantify these risks, upgrade and expand our technologies, systems and processes to adequately address them and provide periodic training for the Adviser's employees to assist them in detecting phishing, malware and other schemes. Such attention diverts time and other resources from other activities and there is no assurance that such efforts will be effective. Additionally, the cost of maintaining such systems and processes, procedures and internal controls may increase from its current level.

In the normal course of business, we and our third-party service providers collect and retain certain personal information provided by borrowers, employees and vendors. We also rely extensively on computer systems to process transactions and manage our business. We can provide no assurance that the data security measures designed to protect confidential information on our systems established by us and our service providers will be able to prevent unauthorized access to this personal information. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not be detected and, in fact, may not be detected. Accordingly, we and our service providers may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us and our service providers to entirely mitigate this risk.

Remote work has become more common among the employees and personnel of the Investment Adviser, AGM and other third-party service providers and has increased risks to the information technology systems and confidential, proprietary, and sensitive data of the Investment Adviser, AGM and other third-party service providers as more of those employees utilize network connections, computers, and devices outside of the employer's premises or network, including working at home, while in transit, and in public locations. Those employees working remotely could expose the Investment Adviser, AGM and other third-party service providers to additional cybersecurity risks and vulnerabilities as their systems could be negatively affected by vulnerabilities present in external systems and technologies outside of their control.

Our business depends on the communications and information systems of AGM and other third-party service providers. Such systems may fail to operate properly or become disabled as a result of cyber incidents. Any failure or interruption of the systems of AGM or any other counterparties that we rely on could cause delays or other problems and could have a material adverse effect on our operating results. None of us, the Investment Adviser or AGM have experienced any material breach of cybersecurity. However, we can provide no assurance that the networks and systems that we, the Investment Adviser, AGM or our third-party service providers have established or use will be effective. As our reliance on technology has increased, so have the risks posed to our communications and information systems, both internal and those provided by the Investment Adviser, AGM and third-party service providers. AGM's processes, procedures and internal controls that are designed to mitigate cybersecurity risks and cyber intrusions do not guarantee that a cyber incident will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident. Despite the security policies and procedures, AGM has implemented that were designed to safeguard our systems and confidential, proprietary, and sensitive data and to manage cybersecurity risk, there can be no assurance that these measures will be effective. AGM takes steps to monitor and develop our information technology networks and infrastructure and invest in the development and enhancement of our controls designed to prevent, detect, respond to, and mitigate the risk of unauthorized access, misuse, computer viruses, and other events that could have a security impact.

Even if we are not targeted directly, cyberattacks on the U.S. and foreign governments, financial markets, financial institutions, or other businesses, including borrowers, vendors, software creators, cybersecurity service providers, and other third parties with whom we do business and rely, may occur, and such events could disrupt our normal business operations and networks in the future.

We are exposed to risks associated with changes in interest rates, including the current rising interest rate environment.

General interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital. On one hand, a reduction in the interest rates on new investments relative to interest rates on current investments could have an adverse impact on our net investment income, which also could be negatively impacted by our borrowers making prepayments on their loans. On the other hand, an increase in interest rates could increase the interest repayment obligations of our borrowers and result in challenges to their financial performance and ability to repay their obligations, adversely affecting the credit quality of our investments.

An increase in interest rates could also decrease the value of any investments we hold that earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans and high yield bonds, and also could increase our interest expense, thereby decreasing our net income. Moreover, an increase in interest rates available to investors could make investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock. Federal Reserve policy, including with respect to certain interest rates and the decision to end its quantitative easing policy, may also adversely affect the value, volatility and liquidity of dividend- and interest-paying securities. From time to time, we may also enter into certain hedging transactions to mitigate our exposure to changes in interest rates. In the past, we have entered into certain hedging transactions, such as interest rate swap agreements, to mitigate our exposure to adverse fluctuations in interest rates, and we may do so again in the future. However, we cannot assure you that such transactions will be successful in mitigating our exposure to interest rate risk. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

The majority of our debt investments are based on fixed and floating rates, such as Euro Interbank Offer Rate (“EURIBOR”), Term Secured Overnight Financing Rate (“SOFR”), the Federal Funds Rate or the Prime Rate. Market prices tend to fluctuate more for fixed-rate securities that have longer maturities. Although we have no policy governing the maturities of our investments, under current market conditions we expect that we will invest in a portfolio of debt generally having maturities of up to 10 years. Market prices for debt that pays a fixed rate of return tend to decline as interest rates rise. This means that we are subject to greater risk (other things being equal) than a fund invested solely in shorter-term, fixed-rate securities. Market prices for floating rate investments may also fluctuate in rising rate environments with prices tending to decline when credit spreads widen. A decline in the prices of the debt we own could adversely affect our net assets resulting from operations and the market price of our common stock.

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

Certain of our portfolio companies are in industries that have been impacted by inflation. Although the U.S. inflation rate has decreased in the fourth quarter, it remains well above the historic levels over the past several decades. Such inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations. Additionally, the Federal Reserve has raised certain benchmark interest rates in an effort to combat inflation. See “Item 1A. Risk Factors—Risks Relating to the Current Environment — We are exposed to risks associated with changes in interest rates, including the current rising interest rate environment.”

The ongoing armed conflicts as a result of the Russian invasion of Ukraine and the war between Israel and Hamas may have a material adverse impact on us and our portfolio companies.

On February 24, 2022, Russian President Vladimir Putin commenced a full-scale invasion of Russia’s pre-positioned forces into Ukraine, which could have a negative impact on the economy and business activity globally (including in the countries in which the Company invests), and therefore could adversely affect the performance of the Company’s investments. The Russian invasion of Ukraine and the war between Israel and Hamas in the Middle East have led, are currently leading, and for an unknown period of time may continue to lead to disruptions in local, regional, national, and global markets and economies affected thereby. Furthermore, the aforementioned conflicts and the varying involvement of the United States and other NATO countries could preclude prediction as to their ultimate adverse impact on global economic and market conditions, and, as a result, presents material uncertainty and risk with respect to the Company and the performance of its investments or operations, and the ability of the Company to achieve its investment objectives. Additionally, to the extent that third parties, investors, or related customer bases have material operations or assets in such conflict zones, they may have adverse consequences related to the ongoing conflict.

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

The current state of economy and volatility in the global financial markets could have a material adverse effect on our business, financial condition and results of operations.

The U.S. and global capital markets experienced extreme volatility and disruption in recent years, leading to periods of recessionary conditions and depressed levels of consumer and commercial spending. For instance, monetary policies of the Federal Reserve and political uncertainty resulting from recent events, including changes to U.S. trade policies, the impact of the end of the transition period following United Kingdom’s exit from the European Union in January 2020 (“Brexit”), the provisional application of the EU-UK Trade and Cooperation Agreement and ongoing conflicts between Russia and Ukraine and Israel and Hamas and related responses, has led to, from time to time, disruption and instability in the global markets. Disruptions in the capital markets increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. We cannot assure you that these conditions will not worsen. If conditions worsen, a prolonged period of market illiquidity could have a material adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results.

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

Due to federal budget deficit concerns, S&P downgraded the federal government’s credit rating from AAA to AA+ for the first time in history on August 5, 2011. Further, in 2023, Fitch downgraded the federal government’s credit rating from AAA to AA+. Further downgrades or warnings by S&P, Moody’s or other rating agencies, and the government’s credit and deficit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our common stock. Also, to the extent uncertainty regarding any economic recovery in Europe and Brexit continue to negatively impact consumer confidence and consumer credit factors, our business and results of operations could be significantly and adversely affected.

After raising the target range for the federal funds rate in 2017 and 2018, the Federal Reserve lowered the target rate three times in 2019 and two times in 2020. Following recent heightened inflation, the Federal Reserve raised the target rate four times in 2023, raising the fed funds rate by about three percentage points in six month period. In 2024, it is possible that the Federal Reserve will raise the interest rates further. Further changes in key economic indicators, such as the unemployment rate or inflation, could lead to additional changes to the target range for the federal funds rate that may cause instability or may negatively impact our ability to access the debt markets on favorable terms.

As a result of the 2022 U.S. election, the Democratic Party currently controls the executive branch of government and the Senate, while the Republican Party controls the House of Representatives. The divided U.S. Congress makes passage of legislation that could significantly affect the regulation of U.S. financial markets less likely. Despite the reduced likelihood of congressional action with respect to financial services, areas subject to potential change or amendment include the Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and the authority of the Federal Reserve and the Financial Stability Oversight Council. Additionally, under the divided control of the Congress, the likelihood of a failure to increase the debt ceiling and a default by the federal government is increased. The United States may also potentially withdraw from, renegotiate or enter into various trade agreements and take other actions that would change current trade policies of the United States. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations.

We may form one or more CLOs, which may subject us to certain structured financing risks.

To finance investments, we have and may continue to securitize certain of our investments, including through the formation of one or more CLOs, while retaining all or most of the exposure to the performance of these investments. This involves contributing a pool of assets to a special purpose entity, and selling debt interests in such entity on a non-recourse or limited-recourse basis to purchasers and retaining a debt and/or equity interest in the special purpose entity. Any interest in any such CLO held by us will be considered a “non-qualifying asset” for purposes of Section 55 of the 1940 Act.

If we create a CLO, we will depend in part on distributions from the CLO’s assets out of its earnings and cash flows to enable us to make distributions to our stockholders. The ability of a CLO to make distributions or pay dividends will be subject to various limitations, including the terms and covenants of the debt it issues. For example, tests based on interest coverage or other financial ratios or other criteria may restrict the CLO’s ability to pay us as holder of a CLO’s debt and/or equity interests. There is no assurance any such performance tests will be satisfied. Also, a CLO may take actions that delay distributions in order to preserve ratings and to keep the cost of present and future financings lower or the CLO may be obligated to retain cash or other assets to satisfy over-collateralization requirements commonly provided for holders of the CLO’s debt. As a result, there may be a lag, which could be significant, between the repayment or other realization on a loan or other assets in, and the distribution of cash out of, a CLO, or cash flow may be completely restricted for the life of the CLO. If we do not receive cash flow from any such CLO that is necessary to satisfy the annual distribution requirement for maintaining our RIC status, and we are unable to obtain cash from other sources necessary to satisfy this requirement, we could fail to maintain our qualification as a RIC, which would have a material adverse effect on our financial performance.

In addition, a decline in the credit quality of loans in a CLO due to poor operating results of the relevant borrower, declines in the value of loan collateral or increases in defaults, among other things, may force a CLO to sell certain assets at a loss, reducing their earnings and, in turn, cash potentially available for distribution to us for distribution to our stockholders.

To the extent that any losses are incurred by the CLO in respect of any collateral, such losses will be borne first by us as owner of equity interests. Finally, any equity interests that we retain in a CLO will not be secured by the assets of the CLO and we will rank behind all creditors of the CLO.

On November 2, 2023, the Company completed a $402,360 term debt securitization (the “Bethesda CLO 1”), a form of secured financing incurred by MFIC Bethesda CLO 1 LLC (the “Bethesda CLO 1 Issuer”), an indirect wholly owned, consolidated subsidiary of the Company. The notes offered by the CLO Issuer in connection with the Bethesda CLO 1 consisted of $232,000 of AAA(sf) Class A-1 Senior Secured Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 2.40%, $16,000 of AAA(sf) Class A-2 Senior Secured Floating Rate Notes due 2035, which bear interest at three-month SOFR plus 2.90% and $154,360 of Subordinated notes due 2135, which do not bear interest. For a more detailed discussion of Bethesda CLO 1, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” in this Annual Report.

Changes in interest rates may adversely affect the value of our portfolio investments which could have an adverse effect on our business, financial condition and results of operations.

Our debt investments may be based on floating rates, such as SOFR, the Euro Interbank Offered Rate (“EURIBOR”), the federal funds rate or the prime rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital. Most of the debt instruments we invest in are unrated or rated below investment grade, which is often an indication of size, credit worthiness and speculative nature relative to the capacity of the borrower to pay interest and principal. These securities, which are often referred to as “junk” or “high yield,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. These securities are especially sensitive to adverse changes in general economic conditions and to price fluctuation in response to changes in interest rates. During periods of economic downturn or rising interest rates, issuers of below investment grade instruments may experience financial stress that could adversely affect their ability to make payments of principal and interest and increase the possibility of default. A reduction in the interest rates on new investments relative to interest rates on current investments could also have an adverse impact on our net interest income. An increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans, and also could increase our interest expense, thereby decreasing our net income. Also, an increase in interest rates available to investors could make investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock.

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

The interest rates of some of our floating-rate loans to our portfolio companies that extend beyond 2023 might be subject to change based on recent regulatory changes.

Most U.S. dollar LIBOR loans are no longer published after June 30, 2023 although certain synthetic rates will be published through September 30, 2024. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, supports replacing U.S.-dollar LIBOR with SOFR. As of December 31, 2023, all of our loan agreements with portfolio companies as well as our credit facilities and interest rate swap agreements either include fallback language to address a LIBOR replacement or such agreements have been amended to no longer utilize LIBOR as a factor in determining the interest rate.

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

We are subject to risks associated with artificial intelligence, including the application of various forms of artificial intelligence such as machine learning technology.

Recent technological advances in artificial intelligence, including machine learning technology (“Machine Learning Technology”), pose risks to us and our portfolio companies. We and our portfolio companies could be exposed to the risks of Machine Learning Technology if third-party service providers or any counterparties use Machine Learning Technology in their business activities. We and the Investment Adviser are not in a position to control the use of Machine Learning Technology in third-party products or services. Use of Machine Learning Technology could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming partly accessible by other third-party Machine Learning Technology applications and users. Machine Learning Technology and its applications continue to develop rapidly, and we cannot predict the risks that may arise from such developments.

Machine Learning Technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that Machine Learning Technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of Machine Learning Technology. To the extent we or our portfolio companies are exposed to the risks of Machine Learning Technology use, any such inaccuracies or errors could adversely impact us or our portfolio companies.

Certain of our portfolio companies’ businesses could be adversely affected by the effects of health pandemics or epidemics, which could have a negative impact on our and our portfolio companies’ businesses and operations.

Certain of our portfolio companies’ businesses could be adversely affected by the effects of health pandemics or epidemics. Another severe health pandemic or epidemic can disrupt our and our portfolio companies’ businesses and materially and adversely impact our and/or their financial results.

We and/or our portfolio companies may be materially and adversely impacted by global climate change.

Climate change is widely considered to be a significant threat to the global economy. Our business operations and our portfolio companies may face risks associated with climate change, including risks related to the impact of climate-related legislation and regulation (both domestically and internationally), risks related to climate-related business trends (such as the process of transitioning to a lower-carbon economy), and risks stemming from the physical impacts of climate change, such as the increasing frequency or severity of extreme weather events and rising sea levels and temperatures.

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

The agreements governing certain of our debt instruments require us to comply with certain financial and operational covenants. These covenants require us to, among other things, maintain certain financial ratios, including asset coverage and minimum stockholders’ equity. As of December 31, 2023, we were in compliance with these covenants. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. In the event of deterioration in the capital markets and pricing levels subsequent to this period, net unrealized loss in our portfolio may increase in the future. Absent an amendment to our senior secured credit facility, continued unrealized loss in our investment portfolio could result in non-compliance with certain covenants.

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

As of December 31, 2023, we had approximately $683.0 million of outstanding borrowings under our senior secured credit facility, $232.0 million outstanding Class A-1 Notes under the CLO, $350.0 million in aggregate amount outstanding of the 2025 Notes, $125.0 million aggregate principal amount of our 2026 Notes and $80.0 million in aggregate amount outstanding of the 2028 Notes. In order for us to cover our annual interest payments on our outstanding indebtedness at December 31, 2023, we must achieve annual returns on our December 31, 2023 total assets of at least 3.93%. The weighted average stated interest rate charged on our principal amount of outstanding indebtedness as of December 31, 2023 was 6.69%. We intend to continue borrowing under our senior secured credit facility in the future and we may increase the size of it or issue additional debt securities or other evidences of indebtedness (although there can be no assurance that we will be successful in doing so). For more information on our indebtedness, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition, Liquidity and Capital Resources.” Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. The amount of leverage that we employ at any particular time will depend on our Investment Adviser’s and our board of directors’ assessments of market and other factors at the time of any proposed borrowing.

Our senior secured credit facility, CLO, the 2025 Notes, the 2026 Notes and the 2028 Notes impose financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC. A failure to renew our senior secured credit facility or to add new or replacement debt facilities or to issue additional debt securities or other evidences of indebtedness could have a material adverse effect on our business, financial condition and results of operations.

The following table illustrates the effect on return to a holder of our common stock of the leverage created by our use of borrowing at the weighted average stated interest rate of 6.69% as of December 31, 2023, together with (a) our total value of net assets as of December 31, 2023; (b) approximately $1,470.0 million in aggregate principal amount of indebtedness outstanding as of December 31, 2023 and (c) hypothetical annual returns on our portfolio of minus 10% to plus 10%.

Assumed Return on Portfolio (Net of Expenses) (1)	(10)%	(5)%	—%	5%	10%
Corresponding Return to Common Stockholders (2)	(35)%	(22)%	(10)%	3%	15%

(1)
The assumed portfolio return is required by SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table. Pursuant to SEC regulations, this table is calculated as of December 31, 2023. As a result, it has not been updated to take into account any changes in assets or leverage since December 31, 2023.
(2)
In order to compute the “Corresponding Return to Common Stockholders,” the “Assumed Return on Portfolio” is multiplied by the total value of our assets at December 31, 2023 to obtain an assumed return to us. From this amount, the interest expense (calculated by multiplying the weighted average stated interest rate of 6.69% by the approximately $1,470.0 million of principal debt outstanding) is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets as of December 31, 2023 to determine the “Corresponding Return to Common Stockholders.”

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

We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming no changes to our balance sheet as of December 31, 2023, a hypothetical one percent increase in SOFR on our floating rate assets and liabilities would Increase our earnings by fourteen cents per average share over the next twelve months. Assuming no changes to our balance sheet as of December 31, 2023, a hypothetical two percent increase in SOFR on our floating rate assets and liabilities would increase our earnings by twenty nine cents per average share over the next twelve months. Assuming no changes to our balance sheet as of December 31, 2023, a hypothetical three percent increase in SOFR on our floating rate assets and liabilities would increase our earnings by forty three cents per average share over the next twelve months. Assuming no changes to our balance sheet as of December 31, 2023, a hypothetical four percent increase in SOFR on our floating rate assets and liabilities would increase our earnings by fifty seven cents per average share over the next twelve months. Assuming no changes to our balance sheet as of December 31, 2023, a hypothetical one percent decrease in SOFR on our floating rate assets and liabilities would decrease our earnings by fourteen cents per average share over the next twelve months. In addition, we believe that our interest rate matching strategy and our ability to hedge mitigates the effects any changes in interest rates may have on our investment income. Although management believes that this is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase or decrease in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

A portion of our floating rate investments may include features such as SOFR floors. To the extent we invest in credit instruments with SOFR floors, we may lose some of the benefits of incurring leverage. Specifically, if we issue preferred stock or debt (or otherwise borrow money), our costs of leverage will increase as rates increase. However, we may not benefit from the higher coupon payments resulting from increased interest rates if our investments in SOFR floors and rates do not rise to levels above the SOFR floors. In this situation, we will experience increased financing costs without the benefit of receiving higher income. This in turn may result in the potential for a decrease in the level of income available for dividends or distributions made by us.

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

Crude oil and natural gas prices historically have been volatile and likely will continue to be volatile given current geopolitical conditions and the recent significant increase in oil prices during 2022 and 2023. The prices for crude oil and natural gas are subject to a variety of factors beyond our control, such as the domestic and foreign supply of crude oil and natural gas; consumer demand for crude oil and natural gas, and market expectations regarding supply and demand. These factors and the volatility of the energy markets make it extremely difficult to predict price movements. Accordingly, our portfolio companies in the energy sector are at risk for the volatility in crude oil and natural gas prices. A prolonged increase or decline in crude oil and/or natural gas prices may have an adverse effect on our business, financial condition and/or operating results.

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

The current macroeconomic environment is characterized by labor shortages, high interest rates, persistent inflation, foreign currency exchange volatility, volatility in global capital markets and growing recession risk. The risks associated with our and our portfolio companies’ businesses are more severe during periods of economic slowdown or recession.

Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our loans during these periods. See “Item 1A. Risk Factors—Risks Relating to the Current Environment—Certain of our portfolio companies’ businesses could be adversely affected by the effects of health pandemics or epidemics, which could have a negative impact on our and our portfolio companies’ businesses and operations.”. Therefore, our non-performing assets may increase and the value of our portfolio may decrease during these periods if we are required to write down the values of our investments. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.

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

European countries generally have relatively strict environmental regulations that can restrict operational flexibility and decrease aircraft productivity. The European Parliament has confirmed that all emissions from flights within the EU are subject to the EU's Emissions Trading Scheme (“ETS”) requirement, even those emissions that are emitted outside of the EU. The EU suspended the enforcement of the ETS requirements for international flights outside of the EU due to a proposal issued by the ICAO in October 2013 to develop a global program to reduce international aviation emissions. In 2016, the ICAO passed a resolution adopting the Carbon Offsetting and Reduction Scheme for International Aviation (“CORSIA”), which is a global, market-based emissions offset program to encourage carbon-neutral growth beyond 2020. CORSIA is being implemented in phases beginning with a voluntary pilot which began in 2021 and will continue through 2023, in which countries may voluntarily participate, and full mandatory participation is scheduled to begin in 2027. ICAO continues to develop details regarding implementation, but compliance with CORSIA will increase operating costs for affected portfolio companies. Any of these regulations could limit the economic life of the aircraft and engines, reduce their value, limit our portfolio companies’ ability to lease or sell the non-compliant aircraft and engines or, if engine modifications are permitted, require our portfolio companies to make significant additional investments in the aircraft and engines to make them compliant. In addition, compliance with current or future regulations, taxes or duties imposed to deal with environmental concerns could cause our portfolio companies to incur higher costs, thereby generating lower net revenues and resulting in an adverse impact on the financial condition of such portfolio companies.

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

Risks Relating to our Debt Instruments

Our senior secured credit facility begins amortizing in December 2027 and any inability to renew, extend or replace the facility could adversely impact our liquidity and ability to find new investments or maintain distributions to our stockholders.

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

Our unsecured notes mature in 2025, 2026 and 2028, and any inability to replace or repay our unsecured notes could adversely impact our liquidity and ability to fund new investments or maintain distributions to our stockholders.

On March 3, 2015, we issued $350 million aggregate principal amount of 5.250% senior unsecured notes due March 3, 2025 (the “2025 Notes”).

On July 16, 2021, we issued $125 million aggregate principal amount of 4.500% senior unsecured notes due July 16, 2026 (the “2026 Notes”).

On December 13, 2023, we issued $80 million aggregate principal amount of 8.00% notes due December 15, 2028 (the “2028 Notes”).

There can be no assurance that we will be able to replace the 2025 Notes, the 2026 Notes or the 2028 Notes upon their maturity on terms that are favorable to us, if at all. Our ability to replace the 2025 Notes, the 2026 Notes or the 2028 Notes will be constrained by then-current economic conditions affecting the credit markets. In the event that we are not able to replace or repay the 2025 Notes, the 2026 Notes or the 2028 Notes at the time of their maturity, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders and our ability to qualify as a RIC.

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

We are subject to certain risks as a result of our interests in the membership interests in the CLO Issuer.

Under the terms of the master loan sale agreement governing the CLO Issuer, we sold and/or contributed to the CLO Issuer all of our ownership interest in our portfolio loans and participations for the purchase price and other consideration set forth in such master loan sale agreement (including an increase in the value of the "Membership Interests". As a result of the CLO Transaction, we hold all of the Membership Interests, which comprise 100% of the equity interests, in the CLO Issuer. As a result, we expect to consolidate the financial statements of the CLO Issuer, as well as our other subsidiaries, in our consolidated financial statements. However, once contributed to a CLO, the underlying loans and participation interests have been securitized and are no longer our direct investment, and the risk return profile has been altered. In general, rather than holding interests in the underlying loans and participation interests, the CLO Transaction resulted in us holding membership interests in a CLO issuer (i.e., the CLO Issuer), with the CLO holding the underlying loans. As a result, we are subject both to the risks and benefits associated with the equity interests of the CLO (i.e., the Membership Interests) and the risks and benefits associated with the underlying loans and participation interests held by the CLO Issuer.

We have no prior experience managing CLOs.

The performance of the CLO Issuer will be largely dependent on the analytical and managerial expertise of our investment professionals. Although we and our investment professionals and affiliates have prior experience investing in loans and other debt obligations, the CLO Issuer will be the first CLO managed by us. Accordingly, we have no performance history of managing CLOs for potential investors to consider in evaluating the potential impact of the CLO Transaction on our overall performance.

We are subject to significant restrictions on our ability to advise the CLO Issuer.

We will manage the assets of the CLO Issuer pursuant to a collateral management agreement with the CLO Issuer (the “Collateral Management Agreement”). The indenture governing the notes (“CLO Notes”) issued by the CLO (the “CLO Indenture”) and the Collateral Management Agreement place significant restrictions on our ability to advise the CLO Issuer to buy and sell Collateral Obligations, and we are subject to compliance with the CLO Indenture and the Collateral Management Agreement. As a result of the restrictions contained in the CLO Indenture and the Collateral Management Agreement, the CLO Issuer may be unable to buy or sell collateral obligations or to take other actions that we might consider in the interest of the CLO Issuer and the holders of CLO Notes, and we may be required to make investment decisions on behalf of the CLO Issuer that are different from those made for our other clients.

In addition, we may pursue any strategy consistent with the CLO Indenture and the Collateral Management Agreement, and there can be no assurance that such strategy will not change from time to time in the future. Further, for so long as we manage the assets of the CLO Issuer pursuant to the Collateral Management Agreement, we will elect to not charge any collateral management fee to which we may be entitled under such Collateral Management Agreement. In our role as collateral manager of the CLO Issuer, we will be acting solely in the best interests of the CLO Issuer as a whole and not solely in the best interests of the Membership Interests of the CLO Issuer that we hold. As the interests of the holders of the CLO Notes are senior in the CLO Issuer's capital structure to our Membership Interests, we may incur losses if we are required to dispose of a portion of the portfolio of the CLO Issuer at inopportune times in order to satisfy the outstanding obligations of the holders of the CLO Notes.

The subordination of the Membership Interests will affect our right to payment.

The Membership Interests are subordinated to the CLO Notes and certain fees and expenses. If any Coverage Test (defined below) is not satisfied as of a determination date, cash flows (if any) and proceeds otherwise payable to the CLO Issuer (which the CLO Issuer could have otherwise distributed with respect to the Membership Interests) will be diverted to the payment of principal on the CLO Notes.

Although these tests generally compare the principal balance of the collateral obligations to the aggregate outstanding principal amount of the CLO Notes, certain reductions are applied to the principal balance of Collateral Obligations in connection with certain events, such as defaults or ratings downgrades to “CCC” levels or below, in each case that may increase the likelihood that one or more Overcollateralization Ratio Tests may not be satisfied.

On the scheduled maturity of the CLO Notes or if acceleration of the CLO Notes occurs after an event of default, proceeds available after the payment of certain administrative expenses) will be applied to pay both principal of and interest on the CLO Notes until the CLO Notes are paid in full before any further payment will be made on the Membership Interests. As a result, the Membership Interests would not receive any payments until the CLO Notes are paid in full.

In addition, if an event of default occurs and is continuing, the holders of the CLO Notes will be entitled to determine the remedies to be exercised under the CLO Indenture. Remedies pursued by the holders of the CLO Notes could be adverse to our interests as the holder of the Membership Interests, and the holders of the CLO Notes will have no obligation to consider any possible adverse effect on such other interests. See “Item 1A. Risk Factors—Risks Relating to the Current Environment—The holders of certain of the CLO Notes will control many rights under the CLO Indenture and therefore, we will have limited rights in connection with an event of default or distributions thereunder.”

The holders of certain of the CLO Notes will control many rights under the CLO Indenture and therefore, we will have limited rights in connection with an event of default or distributions thereunder.

Under the CLO Indenture, many of our rights as the holder of the Membership Interests will be controlled by the holders of certain of the CLO Notes. Remedies pursued by such holders upon an event of default could be adverse to our interests. If the CLO Notes are accelerated following an event of default, proceeds of any realization on the assets will be allocated to the CLO Notes (in order of seniority) and certain other amounts owing by the CLO Issuer will be paid in full before any allocation to us as the holder of the Membership Interests. Although we as the holder of the Membership Interests will have the right, subject to the conditions set forth in the CLO Indenture, to purchase the assets in a sale by the trustee, if an event of default (or otherwise, an acceleration of the CLO Notes following an event of default) has occurred and is continuing, we will not have any creditors' rights against the CLO Issuer and will not have the right to determine the remedies to be exercised under the CLO Indenture. There is no guarantee that any funds will remain to make distributions to us as the holder of the Membership Interests following any liquidation of the assets and the application of the proceeds from the assets to pay the CLO Notes and the fees, expenses, and other liabilities payable by the CLO Issuer. The ability of the holders of the CLO Notes to direct the sale and liquidation of the assets is subject to certain limitations. As set forth in the CLO Indenture, notwithstanding any acceleration, if an event of default occurs and is continuing and the trustee has not commenced remedies under the CLO Indenture, we as the collateral manager of the CLO Issuer may continue to direct dispositions and purchases of collateral obligations to the extent permitted under the CLO Indenture.

If an event of default has occurred and is continuing (unless the trustee has commenced remedies pursuant to the CLO Indenture), then (x) we as the collateral manager of the CLO Issuer may continue to direct sales and other dispositions, and purchases, of collateral obligations in accordance with and to the extent permitted pursuant to the CLO Indenture and (y) the trustee will retain the assets securing the CLO Notes intact, collect and cause the collection of the proceeds thereof and make and apply all payments and deposits and maintain all accounts in respect of the assets and the CLO Notes in accordance with the CLO Indenture, unless: (i) the trustee, pursuant to the CLO Indenture and in consultation with us as the collateral manager of the CLO Issuer, determines that the anticipated proceeds of a sale or liquidation of the assets (after deducting the anticipated reasonable expenses of such sale or liquidation) would be sufficient to discharge in full the amounts then due (or, in the case of interest, accrued) and unpaid on the CLO Notes for principal and interest (including accrued and unpaid deferred interest), and all other amounts payable pursuant to the priority of distributions prior to payment of principal on such CLO Notes (including amounts due and owing, and amounts anticipated to be due and owing, as administrative expenses (without regard to any applicable limitation on such expenses)), and we as the collateral manager of the CLO Issuer and the holders of at least a majority of the most senior outstanding class of the CLO Notes agrees with such determination; (ii) in the case of certain events of default, a majority of the most senior outstanding class of the CLO Notes directs the sale and liquidation of the assets; or (iii) 66 2/3% of each class of the CLO Notes (voting separately by class) directs the sale and liquidation of the assets.

The CLO Indenture requires mandatory redemption of the CLO Notes for failure to satisfy Coverage Tests.

Under the documents governing the CLO Issuer, there are two coverage tests (the “Coverage Tests”) applicable to the CLO Notes.

The first such test (the “Interest Coverage Test”) compares the amount of interest proceeds received on the portfolio loans held by the CLO Issuer to the amount of interest due and payable on the CLO Notes. To meet this first test, for each class of CLO Notes, interest received on the portfolio loans must equal at the minimum interest coverage ratio for such class of CLO Notes.

The second such test (the “Overcollateralization Ratio Test”) compares the adjusted collateral principal amount of the portfolio of Collateral Obligations of the CLO Transaction to the aggregate outstanding principal amount of the CLO Notes. To meet this second test at any time, for each class of CLO Notes, the adjusted collateral principal amount of such Collateral Obligations must equal at least the minimum outstanding principal amount of such CLO Notes.

If a Coverage Test is not met on any determination date on which such Coverage Test is applicable, the CLO Issuer shall apply available amounts to redeem the CLO Notes in an amount necessary to cause such tests to be satisfied. This could result in an elimination, deferral or reduction in the payments of distributions to the CLO Issuer (and as such, to us as the holder of the Membership Interests and indirect beneficiary of any such payments to the CLO Issuer).

We may resign or be removed or terminated as collateral manager of the CLO Issuer.

We may resign or be removed or terminated as collateral manager of the CLO Issuer in a number of circumstances, including the breach of certain terms of the CLO Indenture and the Collateral Management Agreement. In addition, because a new collateral manager may not be able to manage the CLO Issuer according to the standards of the CLO Indenture and the Collateral Management Agreement, any transfer of the collateral management functions to another entity could result in reduced or delayed collections, delays in processing loan transfers and information regarding the loans and a failure to meet all of the applicable procedures required by the Collateral Management Agreement. Consequently, the termination or removal of us as collateral manager of the CLO Issuer could have material and adverse effects on our performance.

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

Risks Relating to the Mergers

Sales of shares of MFIC’s common stock after the completion of the Mergers may cause the trading price of MFIC’s common stock to decline.

For illustrative purposes, based on the number of shares of MFIC’s common stock issued and outstanding and the NAVs of MFIC and AFT as of December 31, 2023 (and adjusted for estimated transaction costs), MFIC would issue approximately 0.9756 shares of MFIC common stock for each share of AFT common stock outstanding, resulting in pro forma ownership of 81.11% for current MFIC stockholders and 18.89% for current AFT stockholders. Likewise, based on the number of shares of MFIC’s common stock issued and outstanding and the NAVs of MFIC and AIF as of December 31, 2023 (and adjusted for estimated transaction costs), MFIC would issue approximately 0.9584 shares of MFIC common stock for each share of AIF common stock outstanding, resulting in pro forma ownership of 82.48% for current MFIC stockholders and 17.52% for current AIF stockholders. These pro forma ownership percentages assume that both the AFT Merger and AIF Merger are consummated. Former AFT stockholders and AIF stockholders may be required to or decide to sell the shares of MFIC’s common stock that they receive pursuant to the Merger Agreements. In addition, MFIC stockholders may decide not to hold their shares of MFIC common stock after completion of the Mergers. In each case, such sales of MFIC common stock could have the effect of depressing the trading price for MFIC common stock and may take place promptly following the completion of the Mergers. If this occurs, it could impair MFIC’s ability to raise additional capital through the sale of equity securities should MFIC desire to do so.

The market price of MFIC common stock after the Mergers may be affected by factors different from those affecting such common stock currently.

MFIC’s, AFT’s and AIF’s business differ in some respects. For example, MFIC’s investment objective is to generate current income and, to a lesser extent, long-term capital appreciation, while AFT’s and AIF’s investment objective is to seek current income with a secondary objective of preservation of capital. Accordingly, the results of operations of the combined company and the market prices of MFIC common stock, AFT common stock and AIF common stock after the Mergers may be affected by factors different from those currently affecting the independent results of operations and trading price of each of MFIC, AFT and AIF, such as a larger stockholder base, a different portfolio composition and a different capital structure.

Accordingly, MFIC’s, AFT’s and AIF’s respective historical trading prices and financial results may not be indicative of these matters for the combined company following the Mergers.

Most MFIC stockholders will experience a reduction in percentage ownership and voting power in the combined company as a result of the Mergers.

MFIC stockholders will experience a substantial reduction in their percentage ownership interests and effective voting power in respect of the combined company relative to their percentage ownership interests in MFIC prior to the Mergers unless they hold a comparable or greater percentage ownership in AFT or AIF. Consequently, MFIC stockholders should generally expect to exercise less influence over the management and policies of the combined company following the Mergers than they currently exercise over the management and policies of MFIC. In addition, prior to completion of the Mergers, subject to certain restrictions in the Merger Agreements and certain restrictions under the 1940 Act for issuances at prices below the then-current NAV per share of MFIC common stock, AIF common stock and AFT common stock, MFIC, AFT and AIF may issue additional shares of MFIC common stock, AFT common stock and AIF common stock, respectively, which would further reduce the percentage ownership of the combined company to be held by current MFIC stockholders, AFT stockholders and AIF stockholders.

MFIC may be unable to realize the benefits anticipated by the Mergers, including estimated cost savings, or it may take longer than anticipated to achieve such benefits.

The realization of certain benefits anticipated as a result of the Mergers will depend in part on the integration of AFT’s and AIF’s investment portfolios with MFIC’s investment portfolio and the integration of AFT’s and AIF’s businesses with MFIC’s business. Though MFIC believes it can integrate MFIC, AFT and AIF given the significant overlap in investment portfolios, operations and governance structure, there can be no assurance that AFT’s and AIF’s investment portfolios or businesses can be operated profitably or integrated successfully into MFIC’s operations in a timely fashion or at all. The dedication of management resources to such integration may detract attention from the day-to-day business of the combined company and there can be no assurance that there will not be substantial costs associated with the transition process or there will not be other material adverse effects as a result of these integration efforts. Such effects, including incurring unexpected costs or delays in connection with such integration and failure of AFT’s and AIF’s investment portfolios to perform as expected, could have a material adverse effect on the financial results of the combined company.

MFIC also expects to achieve certain synergies and cost savings from the Mergers when the companies have fully integrated their portfolios. It is possible that the estimates of these synergies and potential cost savings could ultimately be incorrect. The cost savings estimates also assume MFIC will be able to combine its operations and AFT’s and AIF’s operations in a manner that permits those cost savings to be fully realized. If the estimates turn out to be incorrect or if MFIC is not able to successfully combine AFT’s and AIF’s investment portfolios or businesses with its operations, the anticipated synergies and cost savings may not be fully realized or realized at all or may take longer to realize than expected.

The announcement and pendency of the proposed Mergers could adversely affect MFIC's, AFT's and AIF's business, financial results and operations, and, by extension, the business, financial results and operations of the combined company after the Mergers.

The announcement and pendency of the proposed Mergers could cause disruptions in and create uncertainty surrounding MFIC’s, AFT’s and AIF’s business, including affecting relationships with existing and future borrowers, which could have a significant negative impact on future revenues and results of operations, regardless of whether the Mergers are completed. In addition, MFIC, AFT and AIF have diverted, and will continue to divert, management resources towards the completion of the Mergers, which could have a negative impact on each of their future revenues and results of operations.

MFIC, AFT and AIF are also subject to restrictions on the conduct of each of their businesses prior to the completion of the Mergers as provided in the Merger Agreements, generally requiring MFIC, AFT and AIF to conduct their businesses only in the ordinary course and subject to specific limitations, including, among other things, certain restrictions on their ability to make certain investments and acquisitions, sell, transfer or dispose of their assets, amend their organizational documents and enter into or modify certain material contracts. These restrictions could prevent MFIC, AFT or AIF from pursuing otherwise attractive business opportunities, industry developments and future opportunities and may otherwise have a significant negative impact on their future investment income and results of operations.

If either or both of the Mergers does not close, MFIC will not benefit from the time and expenses incurred in pursuit of the Mergers.

The Mergers may not be completed. If the Mergers are not completed, MFIC will have incurred substantial time and expenses for which no ultimate benefit will have been received. MFIC has incurred out-of-pocket expenses in connection with the Mergers for investment banking, legal and accounting fees and financial printing and other related charges, much of which will be incurred even if the Mergers are not completed. Upon the closing of each Merger, an affiliate of Apollo has agreed to reimburse MFIC, AFT and AIF for all merger-related expenses incurred and payable in connection with the transactions. If a Merger does not close, a portion of the merger-related expenses of MFIC, AFT or AIF, as applicable, will be reimbursed by an affiliate of Apollo (with the remainder to be borne by MFIC, AFT or AIF, as applicable). It is anticipated that the Investment Adviser or its affiliate will bear expenses of approximately $7,235 in connection with the Mergers, if consummated. While it is anticipated that the Investment Adviser will reimburse MFIC for all merger-related expenses if the Mergers do not close, MFIC still would have spent significant time and resources for which no ultimate benefit will be received.

The termination of either or both of the Merger Agreements could negatively impact MFIC.

If either or both of the Merger Agreements is terminated, there may be various consequences, including:

•
the business of MFIC may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Mergers, without realizing any of the anticipated benefits of completing the Mergers; and
•
MFIC will not realize the anticipated benefits of the Mergers.

The Merger Agreements limit the ability of MFIC, AFT and AIF to pursue alternatives to the Mergers.

The Merger Agreements include restrictions on the ability of MFIC, AFT and AIF to solicit proposals for alternative transactions or engage in discussions regarding such proposals, subject to exceptions and termination provisions, which could have the effect of discouraging such proposals from being made or pursued. The AFT Merger Agreement contains certain termination rights, including if the requisite approvals of MFIC’s and AFT’s stockholders are not obtained. The AIF Merger Agreement also contains certain termination rights, including if the requisite approvals of MFIC’s and AIF’s stockholders are not obtained.

The Mergers are subject to closing conditions, including stockholder approvals, that, if not satisfied or (to the extent legally allowed) waived, will result in the Mergers not being completed, which may result in material adverse consequences to the business and operations of MFIC.

The Mergers are subject to closing conditions, including certain approvals of MFIC stockholders, AFT stockholders and/or AIF stockholders that, if not satisfied, will prevent the Mergers from being completed. If AFT stockholders and/or AIF stockholders do not approve the applicable AFT merger proposal and AIF merger proposal and either or both of the Mergers is not completed, the resulting failure could have a material adverse impact on MFIC’s respective businesses and operations. The closing of the AFT Merger is not contingent on the closing of the AIF Merger, and vice versa. If MFIC stockholders do not approve the issuance of MFIC common stock (the “MFIC Share Issuance Proposal”) and the Mergers are not completed, the resulting failure of the Mergers could have a material adverse impact on MFIC’s respective businesses and operations. In addition to the required approvals of MFIC stockholders, AFT stockholders and AIF stockholders, the Mergers are subject to a number of other conditions beyond the control of MFIC, AFT and AIF that may prevent, delay or otherwise materially adversely affect completion of the Mergers. MFIC cannot predict whether and when these other conditions will be satisfied. The failure to complete the Mergers would result in MFIC and MFIC stockholders failing to realize the anticipated benefits of the Mergers.

MFIC, AFT and/or AIF may, to the extent legally allowed, waive one or more conditions to the AFT Merger and/or the AIF Merger, as applicable, without resoliciting stockholder approval.

Certain conditions to MFIC’s, AFT’s and AIF’s respective obligations to complete the AFT Merger and/or the AIF Merger, as applicable, may be waived, in whole or in part, to the extent legally allowed, either unilaterally or by mutual agreement. In the event that any such waiver does not require resolicitation of stockholders, MFIC, AFT and/or AIF will each have the discretion to complete the AFT Merger and/or the AIF Merger, as applicable, without seeking further stockholder approval. The conditions requiring the approval of MFIC stockholders, AFT stockholders and AIF stockholders, as applicable, however, cannot be waived.

MFIC, AFT and AIF will be subject to operational uncertainties and contractual restrictions while the Mergers are pending.

Uncertainty about the effect of the Mergers may have an adverse effect on MFIC, AFT and/or AIF and, consequently, on the combined company following completion of the Mergers. These uncertainties may cause those that deal with MFIC, AFT and/or AIF to seek to change their existing business relationships with them. In addition, the Merger Agreement restricts MFIC, AFT and AIF from taking actions that each might otherwise consider to be in its best interests. These restrictions may prevent MFIC, AFT and/or AIF from pursuing certain business opportunities that may arise prior to the completion of the Mergers.

Litigation filed against MFIC, AFT and/or AIF in connection with the Mergers could result in substantial costs and could delay or prevent either or both of the Mergers from being completed.

From time to time, MFIC, AFT and/or AIF may be subject to legal actions, including securities class action lawsuits and derivative lawsuits, as well as various regulatory, governmental and law enforcement inquiries, investigations and subpoenas in connection with the Mergers. These or any similar securities class action lawsuits and derivative lawsuits, regardless of their merits, may result in substantial costs and divert management time and resources. An adverse judgment in such cases could have a negative impact on the liquidity and financial condition of MFIC, AFT, AIF and/or the combined company following the Mergers or could prevent either or both of the Mergers from being completed.

The Mergers may trigger certain “change of control” provisions and other restrictions in contracts of MFIC, AFT and/or AIF or their affiliates and the failure to obtain any required consents or waivers could adversely impact the combined company.

Certain agreements of MFIC, AFT, AIF or their affiliates may require by their terms the consent or waiver of one or more counterparties in connection with the Mergers. The failure to obtain any such consent or waiver may permit such counterparties to terminate, or otherwise increase their rights or MFIC’s, AFT’s or AIF’s obligations under, any such agreement because the Mergers or other transactions contemplated by the Merger Agreements may violate an anti-assignment, change of control or similar provision relating to any of such transactions. If this occurs, MFIC may have to seek to replace that agreement with a new agreement or seek an amendment to such agreement. MFIC, AFT and AIF cannot assure you that MFIC will be able to replace or amend any such agreement on comparable terms or at all.

If any such agreement is material, the failure to obtain consents, amendments or waivers under, or to replace on similar terms or at all, any of these agreements could adversely affect the financial performance or results of operations of the combined company following the Mergers, including preventing MFIC from operating a material part of AFT’s or AIF’s businesses.

In addition, the consummation of the Mergers may violate, conflict with, result in a breach of provisions of, or the loss of any benefit under, constitute a default (or an event that, with or without notice or lapse of time or both, would constitute a default) under, or result in the termination, cancellation, acceleration or other change of any right or obligation (including any payment obligation) under, certain agreements of MFIC, AFT and AIF. Any such violation, conflict, breach, loss, default or other effect could, either individually or in the aggregate, have a material adverse effect on the financial condition, results of operations, assets or business of the combined company following completion of the Mergers.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

As an externally managed BDC, our risk management function, including cybersecurity, is governed by the cybersecurity policies and procedures of the Investment Adviser, an indirect subsidiary of AGM. AGM determines and implements appropriate risk management processes and strategies as it relates to cybersecurity for us and other affiliated entities managed by AGM, and we rely on AGM for assessing, identifying and managing material risks to our business from cybersecurity threats.

AGM’s Board of Directors is involved in overseeing AGM’s risk management program, including with respect to cybersecurity, which is a critical component of AGM’s overall approach to enterprise risk management (“ERM”). AGM’s cybersecurity policies and practices are fully integrated into its ERM framework through its reporting, risk management and oversight channels and are, in part, based on recognized frameworks established by the National Institute of Standards and Technology, the International Organization for Standardization and other applicable industry standards.

As one of the critical elements of AGM’s overall ERM approach, AGM’s cybersecurity program is focused on the following key areas:

•
Governance. As discussed further under the heading “Cybersecurity Governance,” AGM’s Board of Directors has an oversight role, as a whole and also at the committee level, in overseeing management of AGM’s risks, including its cybersecurity risks. AGM’s Chief Information Security Officer (“CISO”) and the Chief Information Security Officer of Athene Holding Ltd. (“AHL’s CISO”), a subsidiary of AGM, with support from the broader AGM Technology team, are responsible for information security strategy, policies and practices, and also receive support, as appropriate, from our executive officers and other representatives of the Investment Adviser and its affiliates.
•
Collaborative Approach. AGM utilizes a cross-functional approach involving stakeholders across multiple departments, including AGM Compliance, Legal, Technology, Operations, Risk and others, aimed at identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of potentially material cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management, in consultation with our management and our Board of Directors, as applicable, in a timely manner.
•
Technical Safeguards. AGM deploys technical safeguards that are designed to protect its information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved on an ongoing basis using vulnerability assessments and cybersecurity threat intelligence.
•
Incident Response and Recovery Planning. AGM has established and maintains incident response and recovery plans that address its response to a cybersecurity incident, and such plans are tested and evaluated on a regular basis.
•
Third-Party Risk Management. AGM maintains a risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of its systems, as well as the systems of third parties that could adversely impact its business and the business of its externally managed entities such as our company, in the event of a cybersecurity incident affecting those third-party systems.
•
Education and Awareness. AGM provides regular, mandatory training for personnel regarding cybersecurity threats to equip its personnel with effective tools to help mitigate cybersecurity threats, and to communicate its evolving information security policies, standards, processes and practices.

AGM engages in the periodic assessment and testing of its policies and practices that are designed to address cybersecurity threats and incidents. These efforts include a wide range of activities, including audits, assessments, tabletop exercises, threat modeling, vulnerability testing and other exercises focused on evaluating the effectiveness of its cybersecurity measures. AGM regularly engages third parties, including auditors and consultants, to perform assessments on its cybersecurity measures, including information security maturity assessments, audits and independent reviews of its information security control environment and operating effectiveness. The results of such assessments, audits and reviews are reported to AGM’s risk management function, and AGM adjusts its cybersecurity policies and practices as necessary based on the information provided by these assessments, audits and reviews.

Cybersecurity threat risks have not materially affected our company, including our business strategy, results of operations or financial condition. For further discussion of the risks we face from cybersecurity threats, including those that could materially affect us, see “Item 1A. Risk Factors—Risks Related to Our Business and Structure—Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, a misappropriation of funds, and/or damage to our business relationships, all of which could negatively impact our financial results.”

Cybersecurity Governance

AGM’s Board of Directors’ oversight of cybersecurity risk management is supported by the audit committee of AGM’s Board of Directors (“AGM audit committee”), the AAM Global Risk Committee (“AGRC”), the Operational Risk Forum (the “ORF”), the Cybersecurity Working Group and management. AGM’s Board of Directors, AGM’s audit committee, the AGRC, the ORF and the Cyber Security Working Group receive regular updates on AGM’s information technology, cybersecurity risk profile and strategy, and risk mitigation plans from AGM’s risk management professionals, AGM's Chief Security Officer (“CSO”), the CISO, the AHL CISO, other members of management and relevant management committees and working groups. The Cyber Security Working Group is chaired by the CISO and has representation from AGM’s Technology, Legal, Compliance, and ERM teams. The group meets at least once a quarter to discuss cybersecurity and risk mitigation activities, among other topics. The CISO regularly reports to the ORF regarding cyber risk, and the ORF in turn reports to the AGRC on a quarterly basis, noting any cyber updates when necessary or appropriate. In turn, AGM’s Board of Directors and/or AGM’s audit committee receive quarterly risk updates from risk management professionals, as well as at least annual updates on cyber risk specifically. The full AGM Board of Directors or AGM’s audit committee receives presentations and reports on cybersecurity risks from AGM’s CSO or CISO, as well as from AHL’s CISO, at least annually.

AGM’s CSO holds an undergraduate degree in Management Information Systems and Business Administration, which he received magna cum laude. He has over 25 years of cyber-related experience, having served in various roles in technology and cybersecurity, including as Head of IT Risk Management, Executive Director of IT & Risk Compliance, and Global IT Risk Evaluation Lead at large financial institutions and consulting firms. He was also previously AGM’s CISO for nearly eight years. AGM’s CISO holds a master’s degree in Business Information Systems and has served in various roles in information technology and information security for over 25 years across a number of large financial institutions, including as Director, Cybersecurity and Risk.

AGM’s CISO, in coordination with the AGM Technology and ERM teams, works collaboratively across AGM to implement a program designed to protect its information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with its incident response and recovery plans. To facilitate the success of AGM’s cybersecurity risk management program, multidisciplinary teams throughout AGM are deployed to address cybersecurity threats and to respond to cybersecurity incidents. Through ongoing communications with these teams, the CISO monitors the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time and reports such threats and incidents to AGM’s audit committee or AGM Board of Directors, as appropriate.

As part of the risk management oversight (including oversight of cyber risks) of the audit committee of our Board of Directors, our audit committee regularly interacts with, and receives reports from, our management, the Investment Adviser, AGM, and other service providers. The audit committee of our board of directors receives presentations and reports on cybersecurity risks from AGM’s CSO or CISO, at least annually, and they address a wide range of topics including recent developments, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to AGM’s peers and third parties. Additionally, AGM and other service providers periodically report to management as it relates to our cybersecurity practices.

AGM’s cybersecurity incident response plan provides for proper escalation of identified cybersecurity threats and incidents, including, as appropriate, to our management. These discussions provide a mechanism for the identification of cybersecurity threats and incidents, assessment of cybersecurity risk profile or certain newly identified risks relevant to our company, the Investment Adviser, and evaluation of the adequacy of our cybersecurity program (as coordinated through the Investment Adviser and AGM), including risk mitigation, compliance and controls.

Item 2. Properties

As of December 31, 2023, we did not own any real estate or other physical properties materially important to our operations. Our administrative and principal executive offices are located at 3 Bryant Park, New York, NY 10036 and 9 West 57th Street, New York, NY 10019, respectively. We believe that our office facilities are suitable and adequate for our business as it is currently conducted.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock and Stockholders

On August 1, 2022, the Company changed its name from “Apollo Investment Corporation” to “MidCap Financial Investment Corporation”. Our common stock began to trade under the ticker “MFIC” on the NASDAQ Global Stock Market on August 12, 2022. Prior to August 12, 2022, the Company's common stock traded on the NASDAQ Global Select Market under the ticker “AINV”.

The following table sets forth, for the quarterly reporting periods indicated, the net asset value (“NAV”) per share of our common stock and the high and low sales price for our common stock, as reported on the NASDAQ Global Select Market, and distributions per share information:

		Sales Price
	NAV Per Share (1)	High	Low	Premium (Discount) of High Sales Price to NAV (2)	Premium (Discount) of Low Sales Price to NAV (2)	Distributions Declared
Year Ended December 31, 2023
December 31, 2023	$15.41	$13.89	$12.51	(9.8)%	(18.8)%	$0.38
September 30, 2023	15.28	14.03	12.35	(8.2)%	(19.2)%	0.38
June 30, 2023	15.20	12.77	10.78	(16.0)%	(29.1)%	0.38
March 31, 2023	15.18	12.84	10.39	(15.4)%	(31.5)%	0.38
Year Ended December 31, 2022
December 31, 2022	$15.10	$12.54	$10.06	(16.9)%	(33.4)%	$0.37
September 30, 2022	15.45	13.69	10.13	(11.4)%	(34.4)%	0.32
June 30, 2022	15.52	13.73	10.01	(11.5)%	(35.5)%	0.36
March 31, 2022	15.79	13.99	12.29	(11.4)%	(22.2)%	0.36

NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low sales prices. The net asset values shown are based on outstanding shares at the end of the relevant quarter.

(1)
Calculated using the respective high or low sales price divided by the net asset value per share at the end of the relevant quarter.

While our common stock has from time to time traded in excess of our net asset value, there can be no assurance, however, that it will trade at such a premium (to NAV) in the future. The last reported closing market price of our common stock on February 23, 2024 was $14.27 per share. As of February 23, 2024, we had 38 stockholders of record.

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

The following table lists the quarterly distributions per share from our common stock for the past two calendar years:

Distributions Declared
Quarter Ended
December 31, 2023	$0.38
September 30, 2023	0.38
June 30, 2023	0.38
March 31, 2023	0.38
December 31, 2022	0.37
September 30, 2022	0.32
June 30, 2022	0.36
March 31, 2022	0.36

Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The Company adopted the following plans, approved by the Board of Directors, for the purpose of repurchasing its common stock in accordance with applicable rules specified in the 1934 Act (the “Repurchase Plans”):

Date of Agreement/Amendment	Maximum Cost of Shares That May Be Repurchased	Cost of Shares Repurchased	Remaining Cost of Shares That May Be Repurchased
August 5, 2015	$50.0 million	$50.0 million	$	— million
December 14, 2015	50.0 million	50.0 million		— million
September 14, 2016	50.0 million	50.0 million		— million
October 30, 2018	50.0 million	50.0 million		— million
February 6, 2019	50.0 million	48.1 million		1.9 million
February 3, 2022	25.0 million	— million		25.0 million
Total as of December 31, 2023	$275.0 million	$248.1 million		$26.9 million

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

The following table presents information with respect to the Company’s purchases of its common stock since adoption of the Repurchase Plans through December 31, 2023:

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

Stock Performance Graph

This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index, the Russell 2000 Financial Services Index, and the S&P Small Cap 600 Financials Index, for the period of March 31, 2019 through December 31, 2023. The graph assumes that, on March 31, 2019, a person invested $100 in each of the following: our common stock, the S&P 500 Index, the Russell 2000 Financial Services Index, and the S&P Small Cap 600 Financials Index. The graph measures total stockholder return, which takes into account both changes in stock price and distributions. It assumes that distributions paid are invested in like securities.

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
3/31/2019
3/31/2020
3/31/2021
3/31/2022
12/31/2022
12/31/2023
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

Fee and Expenses

The following table is intended to assist you in understanding the costs and expenses that an investor in shares of our common stock will bear directly or indirectly based upon the assumptions set forth below. The following table and example should not be considered a representation of our future expenses. Actual expenses may be greater or less than shown. Except where the context suggests otherwise, whenever this Annual Report contains a reference to fees or expenses paid by “you,” “us” or “the Company,” or that “we” will pay fees or expenses, common stockholders will indirectly bear such fees or expenses as investors in the Company.

Stockholder transaction expenses:
Sales load (as a percentage of offering price)	-%(1)
Offering expenses (as a percentage of offering price)	-%(2)
Dividend reinvestment plan expenses	-%(3)
Total common stockholder transaction expenses (as a percentage of offering price)	None
Annual expenses (as percentage of net assets attributable to common stock) (4):
Management fees	1.75%(5)
Incentive fees payable under investment advisory management agreement	2.45%(6)
Interest and other debt expenses on borrowed funds	10.30%(7)
Other expenses	1.56%(8)
Total annual expenses	16.06%(9)

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

	1 year	3 years	5 years	10 years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return	$152	$407	$608	$947

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

For example, if we assumed that we received our 5% annual return completely in the form of net realized capital gains on our investments, which results in a capital gains incentive fee earned, the projected dollar amount of total cumulative expenses set forth in the above illustration and the capital gains incentive fee would be as follows:

	1 year	3 years	5 years	10 years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return (all of which is subject to a capital gains incentive fee)	$130	$358	$548	$898

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
(4)
“Net assets attributable to common stock” equals average net assets for the year ended December 31, 2023.
(5)
Assumes management fees earned by our Investment Adviser, AIM, consistent with the fee structure beginning January 1, 2023 adjusted for new debt and equity issuances, if applicable.

Beginning on January 1, 2023, the base management fee is calculated at an annual rate of 1.75% (0.4375% per quarter) of the Company's net asset value as of the final business day of the prior calendar quarter; provided, however, that the base management fee shall not be greater than 1.50% (0.375% per quarter) of the lesser of (i) the average of the value of the Company's gross assets (excluding cash or cash equivalents but including other assets purchased with borrowed amounts) at the end of each of the two most recently completed calendar quarters and (ii) the average monthly value (measured as of the last day of each month) of the Company's gross assets (excluding cash or cash equivalents but including other assets purchased with borrowed amounts) during the most recently completed calendar quarter. The base management fee is payable quarterly in arrears. The value of the Company's gross assets is calculated in accordance with the Company's valuation policies.

On January 16, 2019, we entered into a fee offset agreement with AIM in connection with revenue realized by AIM and its affiliates for the management of certain aircraft assets. We received an offsetting credit against total incentive fees otherwise due to AIM under the investment advisory management agreement. The amount offset was initially 20% of the management fee revenue earned and incentive fee revenue realized by AIM and its affiliates in connection with managing aircraft assets on related insurance balance sheets (“New Balance Sheet Investments”), new aircraft managed account capital (“New Managed Accounts”) and new dedicated aircraft funds (“New Aircraft Funds”). Once the aggregate capital raised by New Aircraft Funds or New Managed Accounts and capital invested by the New Balance Sheet Investments exceeded $3 billion cumulatively, the fee offset would step down to 10% of the amount of incremental management fee revenue earned and incentive fee revenue realized by AIM and its affiliates. The fee offset was supposed to be in place for seven years, however the incentive fees realized by AIM and its affiliates after this seven-year period from applicable investments that were raised or made within the seven-year period would also be used to offset incentive fees payable to AIM by us. The offset would be limited to the amount of incentive fee payable by us to AIM and any unapplied fee offset which exceeds the incentive fees payable in a given quarter will carry forward to be credited against the incentive fees payable by us in subsequent quarters. For the year ended December 31, 2023, management fee and performance based fee offset was $0.3 million. In 2022, we announced our plans to reduce our aviation leasing platform that is operating through Merx. Effective February 21, 2023, as a result of the planned reduction and the pending departure of certain Merx personnel, Merx and Apollo agreed to terminate the fee offset agreement in exchange for a termination fee of $7.5 million.

(6)
Assumes that annual incentive fees earned by our Investment Adviser, AIM, consistent with the fee structure beginning January 1, 2023 adjusted for new debt and equity issuances. Calculated based on the average of pre-incentive fee net investment income for the year ended December 31, 2023, excluding any potential impact from the “Incentive Fee Cap” which could result in a reduction in the incentive fee.

The Incentive Fee payable to our Investment Adviser is based on our performance and is not paid unless we achieve certain goals. It consists of two components, one based on income and the other based on capital gains, that are determined independent of each other, with the result that one component may be payable even if the other is not.

For a more detailed discussion of the calculation of this fee, see “Business—Investment Advisory Management Agreement” in this Annual Report.

(7)
Our interest and other debt expenses are based on borrowing levels and interest rates consistent with the levels during the year ended December 31, 2023. As of December 31, 2023, we had $1,470.0 million in borrowings outstanding, consisting of $683.0 million outstanding under our senior secured credit facility, $232.0 million outstanding Class A-1 Notes under the CLO, $350.0 million aggregate principal amount of our 2025 Notes, $125.0 million aggregate principal amount of our 2026 Notes and $80.0 million aggregate principal amount of our 2028 Notes. As of December 31, 2023, the Company had $17.3 million in standby letters of credit issued through the senior secured credit facility. The amount available for borrowing under the senior secured credit facility is reduced by any standby letters of credit issued.
(8)
Includes our estimated overhead expenses, including payments under the administration agreement based on our allocable portion of overhead and other expenses incurred by AIA in performing its obligations under the administration agreement. See “Business—Administrative Agreement” in this Annual Report.
(9)
“Total annual expenses” as a percentage of net assets attributable to common stock are higher than the total annual expenses percentage would be for a company that is not leveraged. We borrow money to leverage our net assets and increase our total assets. The SEC requires that the “Total annual expenses” percentage be calculated as a percentage of net assets (defined as total assets less indebtedness), rather than the total assets, including assets that have been funded with borrowed monies. If the “Total annual expenses” percentage were calculated instead as a percentage of total assets, our “Total annual expenses” would be 6.48% of total assets.

Senior Securities

Information about our senior securities (including debt securities and other indebtedness) is shown in the following table as of the year ended December 31, 2023, the nine months ended December 31, 2022, and each year ended March 31 over the past eight fiscal years. The report of our independent registered public accounting firm covering the total amount of senior securities outstanding as of December 31, 2023, 2022 and March 31, 2022, 2021, 2020, 2019, 2018, 2017, 2016, and 2015 is included elsewhere in this annual report on Form 10-K.

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Estimated Market Value Per Unit (4)
Senior Secured Facility
Fiscal Year Ended December 31, 2023	$682,977	$1,684	$—	N/A(5)
Fiscal Year Ended December 31, 2022(10)	1,012,503	1,648	—	N/A(5)
Fiscal Year Ended March 31, 2022(10)	1,080,468	1,635	—	N/A(5)
Fiscal Year Ended March 31, 2021	1,119,186	1,705	—	N/A(5)
Fiscal Year Ended March 31, 2020	1,449,402	1,567	—	N/A(5)
Fiscal Year Ended March 31, 2019	638,888	2,153	—	N/A(5)
Fiscal Year Ended March 31, 2018	285,216	2,770	—	N/A(5)
Fiscal Year Ended March 31, 2017	200,923	2,709	—	N/A(5)
Fiscal Year Ended March 31, 2016	637,904	2,235	—	N/A(5)
Fiscal Year Ended March 31, 2015	384,648	2,288	—	N/A(5)
Bethesda CLO 1
Fiscal Year Ended December 31, 2023	$232,000	$1,684	$—	N/A
Fiscal Year Ended December 31, 2022(10)	—	—	—	—
Fiscal Year Ended March 31, 2022(10)	—	—	—	—
Fiscal Year Ended March 31, 2021	—	—	—	—
Fiscal Year Ended March 31, 2020	—	—	—	—
Fiscal Year Ended March 31, 2019	—	—	—	—
Fiscal Year Ended March 31, 2018	—	—	—	—
Fiscal Year Ended March 31, 2017	—	—	—	—
Fiscal Year Ended March 31, 2016	—	—	—	—
Fiscal Year Ended March 31, 2015	—	—	—	—
Senior Secured Notes
Fiscal Year Ended December 31, 2023	$—	$—	$—	—
Fiscal Year Ended December 31, 2022(10)	—	—	—	—
Fiscal Year Ended March 31, 2022(10)	—	—	—	—

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Estimated Market Value Per Unit (4)
Fiscal Year Ended March 31, 2021	—	—	—	—
Fiscal Year Ended March 31, 2020	—	—	—	—
Fiscal Year Ended March 31, 2019	—	—	—	—(6)
Fiscal Year Ended March 31, 2018	16,000	2,770	—	N/A(6)
Fiscal Year Ended March 31, 2017	16,000	2,709	—	N/A(6)
Fiscal Year Ended March 31, 2016	45,000	2,235	—	N/A(6)
Fiscal Year Ended March 31, 2015	270,000	2,288	—	N/A
2042 Notes
Fiscal Year Ended December 31, 2023	$—	$—	$—	—
Fiscal Year Ended December 31, 2022(10)	—	—	—	—
Fiscal Year Ended March 31, 2022(10)	—	—	—	—
Fiscal Year Ended March 31, 2021	—	—	—	—
Fiscal Year Ended March 31, 2020	—	—	—	—
Fiscal Year Ended March 31, 2019	—	—	—	—
Fiscal Year Ended March 31, 2018	—	—	—	—(7)
Fiscal Year Ended March 31, 2017	150,000	2,709	—	101.44
Fiscal Year Ended March 31, 2016	150,000	2,235	—	100.04
Fiscal Year Ended March 31, 2015	150,000	2,288	—	99.59
2043 Notes
Fiscal Year Ended December 31, 2023	$—	$—	$—	—
Fiscal Year Ended December 31, 2022(10)	—	—	—	—
Fiscal Year Ended March 31, 2022(10)	—	—		—
Fiscal Year Ended March 31, 2021	—	—	—	—(9)
Fiscal Year Ended March 31, 2020	—	—	—	103.80
Fiscal Year Ended March 31, 2019	150,000	2,153	—	101.36
Fiscal Year Ended March 31, 2018	150,000	2,770	—	104.12
Fiscal Year Ended March 31, 2017	150,000	2,709	—	101.16
Fiscal Year Ended March 31, 2016	150,000	2,235	—	99.74
Fiscal Year Ended March 31, 2015	150,000	2,288	—	89.88
2025 Notes
Fiscal Year Ended December 31, 2023	$350,000	$1,684	$—	N/A

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Estimated Market Value Per Unit (4)
Fiscal Year Ended December 31, 2022(10)	350,000	1,648	—	N/A
Fiscal Year Ended March 31, 2022(10)	350,000	1,635	—	N/A
Fiscal Year Ended March 31, 2021	350,000	1,705	—	N/A
Fiscal Year Ended March 31, 2020	350,000	1,567	—	N/A
Fiscal Year Ended March 31, 2019	350,000	2,153	—	N/A
Fiscal Year Ended March 31, 2018	350,000	2,770	—	N/A
Fiscal Year Ended March 31, 2017	350,000	2,709	—	N/A
Fiscal Year Ended March 31, 2016	350,000	2,235	—	N/A
Fiscal Year Ended March 31, 2015	350,000	2,288	—	N/A
2026 Notes
Fiscal Year Ended December 31, 2023	$125,000	$1,684	$—	N/A
Fiscal Year Ended December 31, 2022(10)	125,000	1,648	—	N/A
Fiscal Year Ended March 31, 2022(10)	125,000	1,635	—	N/A
Fiscal Year Ended March 31, 2021	—	—	—	—
Fiscal Year Ended March 31, 2020	—	—	—	—
Fiscal Year Ended March 31, 2019	—	—	—	—
Fiscal Year Ended March 31, 2018	—	—	—	—
Fiscal Year Ended March 31, 2017	—	—	—	—
Fiscal Year Ended March 31, 2016	—	—	—	—
Fiscal Year Ended March 31, 2015	—	—	—	—
2028 Notes
Fiscal Year Ended December 31, 2023	$80,000	$1,684	$—	102.00
Fiscal Year Ended December 31, 2022(10)	—	—	—	—
Fiscal Year Ended March 31, 2022(10)	—	—	—	—
Fiscal Year Ended March 31, 2021	—	—	—	—
Fiscal Year Ended March 31, 2020	—	—	—	—
Fiscal Year Ended March 31, 2019	—	—	—	—
Fiscal Year Ended March 31, 2018	—	—	—	—
Fiscal Year Ended March 31, 2017	—	—	—	—
Fiscal Year Ended March 31, 2016	—	—	—	—
Fiscal Year Ended March 31, 2015	—	—	—	—

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Estimated Market Value Per Unit (4)
Convertible Notes
Fiscal Year Ended December 31, 2023	$—	$—	$—	—
Fiscal Year Ended December 31, 2022(10)	—	—	—	—
Fiscal Year Ended March 31, 2022(10)	—	—	—	—
Fiscal Year Ended March 31, 2021	—	—	—	—
Fiscal Year Ended March 31, 2020	—	—	—	—
Fiscal Year Ended March 31, 2019	—	—	—	—
Fiscal Year Ended March 31, 2018	—	—	—	—
Fiscal Year Ended March 31, 2017	—	—	—	—
Fiscal Year Ended March 31, 2016	—	—	—	—(8)
Fiscal Year Ended March 31, 2015	200,000	2,235	—	104.43
Total Debt Securities
Fiscal Year Ended December 31, 2023	$1,469,977	$1,684	$—	N/A
Fiscal Year Ended December 31, 2022(10)	1,487,503	1,648	—	N/A
Fiscal Year Ended March 31, 2022(10)	1,555,468	1,635	—	N/A
Fiscal Year Ended March 31, 2021	1,469,186	1,705	—	N/A
Fiscal Year Ended March 31, 2020	1,799,402	1,567	—	N/A
Fiscal Year Ended March 31, 2019	1,138,888	2,153	—	N/A
Fiscal Year Ended March 31, 2018	801,216	2,770	—	N/A
Fiscal Year Ended March 31, 2017	866,923	2,709	—	N/A
Fiscal Year Ended March 31, 2016	1,332,904	2,235	—	N/A
Fiscal Year Ended March 31, 2015	1,504,648	2,288	—	N/A

(1)
Total amount of each class of senior securities outstanding at the end of the period presented.
(2)
The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the Asset Coverage Per Unit. As of December 31, 2023 and December 31, 2022, the Company's asset coverage was 168% and 165%, respectively.
(3)
The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)
Not applicable, except for with respect to the 2028 Notes, 2042 Notes, the 2043 Notes, and the Convertible Notes, as other senior securities do not have sufficient trading for an average market value per unit to be determined. The average market value per unit for each of the

2028 Notes, 2042 Notes, the 2043 Notes, and the Convertible Notes is based on the closing daily prices of such notes and is expressed per $100 of indebtedness (including for the 2028 Notes, 2042 Notes and the 2043 Notes, which were issued in $25 increments).
(5)
Included in this amount is foreign currency debt obligations as outlined in Note 7 to the consolidated financial statements, which are incorporated into this Annual Report.
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

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto contained elsewhere in this report. Some of the statements in this report constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained herein involve risks and uncertainties, including statements as to:

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

Overview

MidCap Investment Corporation (the “Company”, “MFIC”, “we”, “us”, or “our”) was incorporated under the Maryland General Corporation Law in February 2004. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Pursuant to this election and assuming we qualify as a RIC, we generally do not have to pay corporate-level federal income taxes on any income we distribute to our stockholders. We commenced operations on April 8, 2004 upon completion of our initial public offering that raised $870 million in net proceeds from selling 62 million shares of common stock at a price of $15.00 per share (20.7 million shares at a price of $45.00 per share adjusted for the one-for-three reverse stock split). Since then, and through December 31, 2023, we have raised approximately $2.24 billion in net proceeds from additional offerings of common stock and we have repurchased common stock for $248.1 million.

This Annual Report on Form 10-K covers the twelve-month period from January 1, 2023 to December 31, 2023 (the “Annual Report”). On November 3, 2022, the Company's Board changed the Company’s fiscal year end from March 31 to December 31, effective December 31, 2022. Prior to this Annual Report, we filed a Transition Report on Form 10-KT for the nine-month transition period ended December 31, 2022, which reflected our financial results for the nine-month period from April 1, 2022 through December 31, 2022 (the “Transition Period”). Prior to this Transition Report, our most recent Annual Report on Form 10-K covers the fiscal year ended March 31, 2022 and reflects financial results for the twelve-month period from April 1 to March 31.

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

Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment, the competitive environment for the types of investments we make. As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of December 31, 2023, non-qualifying assets represented approximately 5.5% of the total assets of the Company.

Revenue

We generate revenue primarily in the form of interest and dividend income from the securities we hold and capital gains, if any, on investment securities that we may acquire in portfolio companies. Our debt investments, whether in the form of mezzanine or senior secured loans, generally have a stated term of five to ten years and bear interest at a fixed rate or a floating rate usually determined on the basis of a benchmark, such as SOFR, the federal funds rate, or the prime rate. Interest on debt securities is generally payable quarterly or semiannually and while U.S. subordinated debt and corporate notes typically accrue interest at fixed rates, some of our investments may include zero coupon and/or step-up bonds that accrue income on a constant yield to call or maturity basis. In addition, some of our investments provide for payment-in-kind (“PIK”) interest or dividends. Such amounts of accrued PIK interest or dividends are added to the cost of the investment on the respective capitalization dates and generally become due at maturity of the investment or upon the investment being called by the issuer. We may also generate revenue in the form of commitment, origination, structuring fees, fees for providing managerial assistance and, if applicable, consulting fees, etc.

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

Portfolio and Investment Activity

Our portfolio and investment activity during the twelve months ended December 31, 2023 and 2022 were as follows:

	Twelve Months Ended December 31,
(in millions)*	2023	2022
Investments made in portfolio companies	$417.1	$719.7
Investments sold	—	(37.2)
Net activity before repaid investments	417.1	682.4
Investments repaid	(504.3)	(823.7)
Net investment activity	$(87.2)	$(141.2)

Portfolio companies, at beginning of period	135	139
Number of investments in new portfolio companies	32	18
Number of exited companies	(15)	(22)
Portfolio companies at end of period	152	135

Number of investments in existing portfolio companies	84	89

* Totals may not foot due to rounding.

Our portfolio and investment activity during the nine months ended December 31, 2023 and 2022 were as follows:

	Nine Months Ended December 31,
(in millions)*	2023	2022
Investments made in portfolio companies	$266.1	$499.6
Investments sold	—	(27.5)
Net activity before repaid investments	266.1	472.1
Investments repaid	(332.8)	(559.1)
Net investment activity	$(66.8)	$(86.9)

Portfolio companies, at beginning of period	141	139
Number of investments in new portfolio companies	24	12
Number of exited companies	(13)	(16)
Portfolio companies at end of period	152	135

Number of investments in existing portfolio companies	75	78

* Totals may not foot due to rounding.

Our portfolio composition and weighted average yields as of December 31, 2023 and 2022 were as follows:

	December 31, 2023	December 31, 2022
Portfolio composition, at fair value:
First lien secured debt	89%	89%
Second lien secured debt	1%	3%
Total secured debt	90%	92%
Unsecured debt	—%	0%
Structured products and other	2%	0%
Preferred equity	1%	2%
Common equity/interests and warrants	7%	6%
Weighted average yields, at amortized cost (1):
First lien secured debt (2)	12.1%	10.8%
Second lien secured debt (2)	13.7%	13.2%
Secured debt portfolio (2)	12.1%	10.9%
Unsecured debt portfolio (2)	—%	10.0%
Total debt portfolio (2)	12.1%	10.9%
Total portfolio (3)	10.1%	9.3%
Interest rate type, at fair value (4):
Fixed rate amount	$0.0 billion	$0.0 billion
Floating rate amount	$2.0 billion	$2.0 billion
Fixed rate, as percentage of total	0%	0%
Floating rate, as percentage of total	100%	100%
Interest rate type, at amortized cost (4):
Fixed rate amount	$0.0 billion	$0.0 billion
Floating rate amount	$2.0 billion	$2.0 billion
Fixed rate, as percentage of total	0%	0%
Floating rate, as percentage of total	100%	100%

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

Since the initial public offering of the Company in April 2004 and through December 31, 2023, invested capital totaled $23.9 billion in 627 portfolio companies. Over the same period, the Company completed transactions with more than 100 different financial sponsors.

Recent Developments

MFIC Bethesda CLO 1 LLC Debt Securitization

On November 2, 2023, the Company completed a $402,360 term debt securitization (the “Bethesda CLO 1”), a form of secured financing incurred by MFIC Bethesda CLO 1 LLC (the “Bethesda CLO 1 Issuer”), an indirect wholly owned, consolidated subsidiary of the Company. The notes offered by the CLO Issuer in connection with the Bethesda CLO 1 consist of $232,000 of AAA(sf) Class A-1 Senior Secured Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 2.40%, $16,000 of AAA(sf) Class A-2 Senior Secured Floating Rate Notes due 2035, which bear interest at three-month SOFR plus 2.90% and $154,360 of Subordinated notes due 2135, which do not bear interest. The Bethesda CLO 1 is backed by a diversified portfolio of middle market commercial loans, which the CLO Issuer purchased from the Company pursuant to a loan sale agreement entered into on the closing date of the Bethesda CLO 1 using the proceeds of the Bethesda CLO 1. The Company retained all Class A-2 Notes and all Subordinated Notes and the proceeds from the CLO transaction were used to repay borrowings under the Company's Facility. The Company serves as collateral manager to the Bethesda CLO 1 Issuer, Deutsche Bank Securities Inc. acted as initial purchaser and Apollo Global Securities, LLC acted as placement agent.

2028 Notes

On December 13, 2023, the Company issued $80,000 aggregate principal amount of 8.00% Notes due 2028 (inclusive of $5,000 aggregate principal amount pursuant to the underwriters’ overallotment option to purchase additional Notes) (the “2028 Notes”). The 2028 Notes may be redeemed in whole or in part at any time or from time to time at our option on or after December 15, 2025, at a redemption price of $25 per Note plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to, but excluding, the date fixed for redemption. As of December 31, 2023, the principal amount outstanding was $80,000. The 2028 Notes will mature on December 15, 2028.

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

AIF Merger. On November 7, 2023, the Company entered into an Agreement and Plan of Merger (the “AIF Merger Agreement” and, together with the AFT Merger Agreement, the “Merger Agreements”) with Apollo Tactical Income Fund Inc., a Maryland corporation (“AIF”), AIF Merger Sub, Inc., a Maryland corporation and a direct wholly-owned subsidiary of the Company (“AIF Merger Sub”), and, solely for the limited purposes set forth therein, the Adviser. The AIF Merger Agreement provides that, subject to the terms and conditions set forth in the AIF Merger Agreement, at the effective time of the merger (the “AIF Effective Time”), AIF Merger Sub will be merged with and into AIF (the “AIF First Merger”), with AIF continuing as the surviving company and as a wholly owned subsidiary of the Company. Immediately after the effectiveness of the AIF First Merger, AIF will be merged with and into the Company, with the Company continuing as the surviving company (together with the AIF First Merger, the “AIF Merger” and, together with the AFT Merger, the “Mergers”). Both the Company’s Board of Directors and AIF’s board of directors, including all of the respective independent directors, in each case, on the recommendation of special committees comprised solely of certain independent directors of the Company or AIF, as applicable, have approved the AIF Merger Agreement and the transactions contemplated thereby.

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

The foregoing descriptions of the Merger Agreements and the transactions contemplated thereby do not purport to be complete and are qualified in their entirety by reference to the full text of the Merger Agreements, which have been included as Exhibits 2.1 and 2.2 to this Annual Report on Form 10-K. The representations, warranties, covenants and agreements contained in each Merger Agreement were made only for purposes of such Merger Agreement and as of specific dates; were solely for the benefit of the parties to such Merger Agreement (except as may be expressly set forth in such Merger Agreement); may be subject to limitations agreed upon by the parties, including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to such Merger Agreement instead of establishing these matters as facts; and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Investors and security holders should not rely on such representations, warranties, covenants or agreements, or any descriptions thereof, as characterizations of the actual state of facts or condition of any of the parties to the Merger Agreements or any of their respective subsidiaries or affiliates. Moreover, information concerning the subject matter of the representations, warranties, covenants and agreements may change after the date of each Merger Agreement, which subsequent information may or may not be fully reflected in public disclosures by the parties to such Merger Agreement. For more information, see the Company’s current report on Form 8-K filed with the SEC on November 7, 2023.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, gains and losses. Changes in the economic environment, financial markets, credit worthiness of portfolio companies and any other parameters used in determining such estimates could cause actual results to differ materially. In addition to the discussion below, our critical accounting policies are further described in the notes to the consolidated financial statements.

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

In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to each investment. The level assigned to the investment valuations may not be indicative of the risk or liquidity associated with investing in such investments. Because of the inherent uncertainties of valuation, the values reflected in the consolidated financial statements may differ materially from the values that would be received upon an actual disposition of such investments.

As of December 31, 2023, $2.33 billion or 99.9% of the Company’s investments were classified as Level 3. The high proportion of Level 3 investments relative to our total investments is directly related to our investment philosophy and target portfolio, which consists primarily of long-term secured debt, as well as unsecured and mezzanine positions of private middle-market companies. A fundamental difference exists between our investments and those of comparable publicly traded fixed income investments, namely high-yield bonds, and this difference affects the valuation of our private investments relative to comparable publicly traded instruments.

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

Investment Valuation Process

The Board has designated the Investment Adviser as its “valuation designee” pursuant to Rule 2a-5 under the 1940 Act, and in that role the Investment Adviser is responsible for performing fair value determinations relating to all of the Company's investments, including periodically assessing and managing any material valuation risks and establishing and applying fair value methodologies, in accordance with valuation policies and procedures that have been approved by the Company's Board of Directors. Even though the Company's Board of Directors designated the Company's Investment Adviser as “valuation designee,” the Company's Board of Directors continues to be responsible for overseeing the process for determining fair valuation.

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

Results of Operations

For information regarding results of operations for the year ended March 31, 2022, see the Company's Transition Report on Form 10-KT for the nine months ended December 31, 2022.

Operating results for the twelve and nine months ended December 31, 2023 and 2022 were as follows:

	Twelve Months Ended December 31,		Nine Months Ended December 31,
(in millions)*	2023	2022	2023	2022
Investment Income
Interest income	$268.1	$221.9	$203.3	$169.4
Dividend income	1.4	1.1	1.4	0.8
PIK interest income	3.0	3.3	2.2	2.7
Other income	4.0	4.0	1.8	2.7
Total investment income	$276.5	$230.4	$208.7	$175.6
Expenses
Management and performance-based incentive fees, net of amounts waived	$41.7	$42.0	$31.5	$32.1
Interest and other debt expenses, net of reimbursements	103.2	73.1	78.7	58.8
Administrative services expense, net of reimbursements	5.5	5.3	4.2	4.0
Other general and administrative expenses	10.1	8.9	7.9	6.6
Net Expenses	$160.5	$129.3	$122.2	$101.5
Net Investment Income	$116.0	$101.0	$86.5	$74.1
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses)	$0.2	$(71.3)	$1.0	$(69.2)
Net change in unrealized gains (losses)	2.6	(2.6)	1.1	18.0
Net Realized and Change in Unrealized Gains (Losses)	$2.8	(73.9)	$2.1	$(51.2)
Net Increase in Net Assets Resulting from Operations	$118.8	$27.2	$88.6	$22.9

Net Investment Income on Per Average Share Basis (1)	$1.78	$1.57	$1.33	$1.15
Earnings per share — basic (1)	$1.82	$0.42	$1.36	$0.36

* Totals may not foot due to rounding.

(1)
Based on the weighted average number of shares outstanding for the period presented.

Total Investment Income

For the twelve months ended December 31, 2023 as compared to the twelve months ended December 31, 2022

The increase in total investment income of $46.1 million for the twelve months ended December 31, 2023 compared to the twelve months ended December 31, 2022 was primarily driven by the increase in total interest income of $46.2 million. The increase in total interest income was due to an increase in the yield for the total debt portfolio, from 9.4% for December 31, 2022 to 11.5% for December 31, 2023. This was partially offset by a decrease in prepayment fees and income recognized from the acceleration of discount, premium, or deferred fees on repaid investments, from $11.3 million for the twelve months ended December 31, 2022 to $7.3 million for the twelve months ended December 31, 2023.

For the nine months ended December 31, 2023 as compared to the nine months ended December 31, 2023

The increase in total investment income of $33.1 million for the nine months ended December 31, 2023 compared to the nine months ended December 31, 2022 was primarily driven by the increase in total interest income of $33.9 million. The increase in total interest income was due to an increase in the yield for the total debt portfolio, from 9.4% for nine months ending December 31, 2022 to 11.8% for nine months ending December 31, 2023. This was partially offset by a lower income-bearing investment portfolio and a decrease in prepayment fees and income recognized from the acceleration of discount, premium, or deferred fees on repaid investments, from $7.6 million for the nine months ended December 31, 2022 to $4.7 million for the nine months ended December 31, 2023. The increase in dividend income of $0.5 million was due to increase in dividend from structured product investments.

Net Expenses

For the twelve months ended December 31, 2023 as compared to the twelve months ended December 31, 2022

The increase in net expenses of $31.2 million for the twelve months ended December 31, 2023 compared to the twelve months ended December 31, 2022 was primarily due to the increase in interest and other debt expenses of $30.1 million. The increase of interest and other debt expenses was primarily attributed to an increase in total annualized cost of debt, from 4.68% for the twelve months ended December 31, 2022 to 7.10% for the twelve months ended December 31, 2023. The increase in net expenses was mainly due to excise tax which was partially offset by the decrease in management and performance-based incentive fees (net of amounts waived) of $0.4 million due to change in fee structures.

For the nine months ended December 31, 2023 as compared to the nine months ended December 31, 2022

The increase in net expenses of $20.7 million for the nine months ended December 31, 2023 compared to the nine months ended December 31, 2022 was primarily due to the increase in interest and other debt expenses of $19.9 million. The increase of interest and other debt expenses was primarily attributed to an increase in total cost of debt, from 5.05% for the nine months ended December 31, 2022 to 7.18% for the nine months ended December 31, 2023. Furthermore, the increase in net expenses was partially offset by the decrease in management and performance-based incentive fees (net of amounts waived) of $0.6 million due to change in fee structures.

Income Taxes

We have elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of the sum of our investment company taxable income, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our shareholders, which generally relieve us from corporate-level U.S. federal income taxes. Depending on the level of taxable income earned in a tax year, we may carry forward taxable income (including net capital gains, if any) in excess of current year dividend distributions from the current tax year into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, we will accrue excise tax on estimated excess taxable income.

For the twelve months ended December 31, 2023 as compared to the twelve months ended December 31, 2022

For the twelve months ended December 31, 2023 and December 31, 2022, the Company incurred $1.1 million and $- million, respectively, of U.S. federal excise tax. The excise tax is included in other general and administrative expenses for twelve months ended December 31, 2023.

For the nine months ended December 31, 2023 as compared to the nine months ended December 31, 2022

For the nine months ended December 31, 2023 and December 31, 2022, the Company incurred $1.1 million and $- million, respectively, of U.S. federal excise tax. The excise tax is included in other general and administrative expenses for nine months ended December 31, 2023.

Net Realized Gains (Losses)

For the twelve months ended December 31, 2023 as compared to the twelve months ended December 31, 2022

During the twelve months ended December 31, 2023, we recognized gross realized gains of $1.6 million and gross realized losses of $1.4 million, resulting in net realized gains of $0.2 million. Significant realized gains (losses) for the twelve months ended December 31, 2023 are summarized below:

(in millions)	Net Realized Gain (Loss)
NFA Group	$1.2

During the twelve months ended December 31, 2022, we recognized gross realized gains of $5.2 million and gross realized losses of $76.5 million, resulting in net realized losses of $71.3 million. Net realized losses for the twelve months ended December 31, 2022 was primarily driven by the write off of the Company's investment in Dynamic Product Tankers (Prime), LLC and Glacier Oil & Gas Corp. Significant realized gains (losses) for the twelve months ended December 31, 2022 are summarized below:

(in millions)	Net Realized Gain (Loss)
Emmes Corporation	$2.1
Dynamic Product Tankers (Prime), LLC	(41.4)
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.)	(27.9)
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I LLC)	(2.2)
AVAD LLC	(1.1)

For the nine months ended December 31, 2023 as compared to the nine months ended December 31, 2022

During the nine months ended December 31, 2023, we recognized gross realized gains of $1.4 million and gross realized losses of $0.4 million, resulting in net realized gains of $1.0 million, which was primarily driven by the realized gain due to foreign currency translations from the exit of NFA Group. Significant realized gains (losses) for the nine months ended December 31, 2023 are summarized below:

(in millions)	Net Realized Gain (Loss)
NFA Group	$1.2

During the nine months ended December 31, 2022, we recognized gross realized gains of $3.2 million and gross realized losses of $72.4 million, resulting in net realized losses of $69.2 million. Net realized losses for the twelve months ended December 31, 2022 was primarily driven by the write off of the Company's investment in Dynamic Product Tankers (Prime), LLC and Glacier Oil & Gas Corp. Significant realized gains (losses) for the nine months ended December 31, 2022 are summarized below:

(in millions)	Net Realized Gain (Loss)
Emmes Corporation	$2.1
Dynamic Product Tankers (Prime), LLC	(41.4)
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.)	(27.9)
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I LLC)	(2.2)

Net Change in Unrealized Gains (Losses)

For the twelve months ended December 31, 2023 as compared to the twelve months ended December 31, 2022

During the twelve months ended December 31, 2023, we recognized gross unrealized gains of $29.7 million and gross unrealized losses of $27.2 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized gains of $2.6 million. Net change in unrealized gains (losses) for the twelve months ended December 31, 2023 was primarily driven by the increase in cash flows from Merx Aviation Finance, LLC, increase in fair value from securitization assets owned by US Auto, which was partially offset by the financial under-performance with ongoing bankruptcy procedures from ViewRay and widening credit spreads. Additional significant changes in unrealized gains (losses) for the year ended December 31, 2023 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
Merx Aviation Finance, LLC	$5.6
US Auto	3.8
Golden Bear	1.2
PSI Services, LLC	1.1
ViewRay	(7.1)
ChyronHego Corporation	(2.1)
Ambrosia Buyer Corp.	(2.1)
Renew Financial LLC (f/k/a Renewable Funding, LLC)	(1.8)
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I LLC)	(1.5)
Berner Foods	(1.3)
Sequential Brands Group, Inc.	(1.1)

During the twelve months ended December 31, 2022, we recognized gross unrealized gains of $114.4 million and gross unrealized losses of $117.0 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized losses of $2.6 million. Net change in unrealized gains (losses) for the twelve months ended December 31, 2022 was primarily driven by write off of Dynamic Product Tankers (Prime), LLC and Glacier Oil & Gas Corp., offset by the decrease in value of Merx Aviation Finance LLC due to various lease restructuring, aircraft sales and impacts from the Russian/Ukraine conflict and under-performance with bankruptcy procedures from K&N Parent, Inc. Additional significant changes in unrealized gains (losses) for the year ended December 31, 2022 are summarized below:

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

For the nine months ended December 31, 2023 as compared to the nine months ended December 31, 2022

During the nine months ended December 31, 2023, we recognized gross unrealized gains of $24.3 million and gross unrealized losses of $23.2 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized gains of $1.1 million. Net change in unrealized gains (losses) for the nine months ended December 31, 2023 was primarily driven by the increase in cash flows from Merx Aviation Finance, LLC, increase in fair value from securitization assets owned by US Auto, which was partially offset by the financial under-performance with ongoing bankruptcy procedures from ViewRay and widening credit spreads. Additional significant changes in unrealized gains (losses) for the year nine months December 31, 2023 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
Merx Aviation Finance, LLC	$4.4
US Auto	4.0
ViewRay	(7.1)
ChyronHego Corporation	(2.9)
Renew Financial LLC (f/k/a Renewable Funding, LLC)	(1.8)
Ambrosia Buyer Corp.	(1.8)
Sequential Brands Group, Inc.	(1.1)

During the nine months ended December 31, 2022, we recognized gross unrealized gains of $95.1 million and gross unrealized losses of $77.1 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized gains of $18.0 million. Net change in unrealized gains (losses) for the nine months ended December 31, 2022 was primarily driven by write off of Dynamic Product Tankers (Prime), LLC and Glacier Oil & Gas Corp., which was offset by the decrease in value of Merx Aviation Finance LLC due to various lease restructuring, aircraft sales and impacts from the Russian/Ukraine conflict and under-performance with bankruptcy procedures from K&N Parent, Inc. Additional significant changes in unrealized gains (losses) for the nine months ended December 31, 2022 are summarized below:

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

Liquidity and Capital Resources

The Company’s liquidity and capital resources are generated and generally available through periodic follow-on equity and debt offerings, our Senior Secured Facility (as defined in Note 7 to the consolidated financial statements), our senior secured notes, our senior unsecured notes, investments in special purpose entities in which we hold and finance particular investments on a non-recourse basis, as well as from cash flows from operations, investment sales of liquid assets and repayments of senior and subordinated loans and income earned from investments. For liquidity and capital resources information for the year ended March 31, 2022, see the Company's Transition Report on Form 10-KT for the nine months ended December 31, 2022.

We believe that our current cash and cash equivalents on hand, our short-term investments, proceeds from the sale of our 2025 Notes, 2026 Notes, 2028 Notes and Bethesda CLO 1, our available borrowing capacity under our Senior Secured Facility and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months.

Cash Equivalents

The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and near their maturity that they present insignificant risk of changes in value because of changes in interest rates. Generally, only securities with a maturity of three months or less from the date of purchase would qualify, with limited exceptions. The Company deems that certain money market funds, U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities would qualify as cash equivalents (See Note 2 to the consolidated financial statements.) At the end of each fiscal quarter, we consider taking proactive steps utilizing cash equivalents with the objective of enhancing our investment flexibility during the following quarter, pursuant to Section 55 of the 1940 Act. More specifically, we may purchase U.S. Treasury bills from time-to-time on the last business day of the quarter and typically close out that position on the following business day, settling the sale transaction on a net cash basis with the purchase, subsequent to quarter end. The Company may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our Senior Secured Facility, as we deem appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined.

Debt

See Note 7 to the consolidated financial statements for information on the Company’s debt.

The following table shows the contractual maturities of our debt obligations as of December 31, 2023:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Senior Secured Facility (1)	$683.0	$—	$—	$683.0	$—
2025 Notes	350.0	—	350.0	—	—
2026 Notes	125.0	—	125.0	—	—
2028 Notes	80.0	—	—	80.0	—
Bethesda CLO 1 Class A-1	232.0	—	—	—	232.0
Total Debt Obligations	$1,470.0	$—	$475.0	$763.0	$232.0

(1)
As of December 31, 2023, aggregate lender commitments under the Senior Secured Facility totaled $1.71 billion and have $1.00 billion of unused capacity. As of December 31, 2023, there were $17.3 million of letters of credit issued under the Senior Secured Facility as shown as part of total commitments in Note 7 to the consolidated financial statements.

Stockholders’ Equity

See Note 8 to the consolidated financial statements for information on the Company’s public offerings and share repurchase plans.

Distributions

Distributions paid to stockholders during the twelve months ended December 31, 2023 and nine months ended December 31, 2022 totaled $123.6 million ($1.89 per share) and $66.7 million ($1.04 per share), respectively. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. Although the tax character of distributions paid to stockholders through December 31, 2023 may include return of capital, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ended December 31, 2023. Tax characteristics of all distributions will be reported to stockholders on Form 1099 after the end of the calendar year. Our quarterly distributions, if any, will be determined by our Board of Directors.

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

PIK Income

For the twelve months ended December 31, 2023 and nine months ended December 31, 2022, PIK income totaled $3.0 million and $2.7 million on total investment income of $276.5 million and $175.6 million, respectively. In order to maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders annually in the form of distributions, even though the Company has not yet collected the cash. See Note 6 to the consolidated financial statements for additional information regarding the Company’s PIK income.

Related Party Transactions

See Note 4 to the consolidated financial statements for information on the Company’s related party transactions.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio.

Investment valuation risk

Because there is not a readily available market value for most of the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by our board of directors based on, among other things, the input of our management and audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” and “—Fair Value Measurements” as well as Notes 2 and 5 to our consolidated financial statements for the year ended December 31, 2023, for more information relating to our investment valuation.

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

As of December 31, 2023, the majority of our debt portfolio investments bore interest at variable rates, which generally are SOFR-based (or based on an equivalent applicable currency rate) and typically have durations of one to six months after which they reset to current market interest rates, and many of which are subject to certain floors. Further, our Senior Secured Facility and Class A-1 Notes under the CLO bears interest at SOFR rates with no interest rate floors, while our 2025 Notes, 2026 Notes and 2028 Notes bears interest at a fixed rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of December 31, 2023, assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
Up 150 basis points	$14.0 million	$0.214
Up 100 basis points	9.3 million	0.143
Up 50 basis points	4.7 million	0.071
Down 50 basis points	(4.7) million	(0.071)
Down 100 basis points	(9.3) million	(0.143)
Down 150 basis points	(14.0) million	(0.214)

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

Item 8. Consolidated Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2023. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 based upon criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2023 based on the criteria on Internal Control — Integrated Framework issued by COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of MidCap Financial Investment Corporation (the “Company”), including the consolidated schedules of investments, as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in net assets, cash flows, and the consolidated financial highlights for twelve and nine month periods ended December 31, 2023 and December 31, 2022, respectively, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the related results of operations, net assets, cash flows and consolidated the financial highlights for twelve and nine months period ended December 31, 2023 and December 31, 2022 respectively in conformity with accounting principles generally accepted in the United States of America. The consolidated financial highlights for the years ended March 31, 2022, 2021 and 2020 were audited by other auditors whose report, dated May 19, 2022, expressed an unqualified opinion on those consolidated financial highlights.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our procedures included confirmation of securities owned as of December 31, 2023, by correspondence with the custodian, brokers and selling or agent banks; when replies were not received from brokers and selling or agent banks, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

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

We identified the valuation of Level 3 investments as a critical audit matter because of the judgments necessary for management to select valuation techniques and to use significant unobservable inputs to estimate the fair value. This required a high degree of auditor judgement and extensive effort to audit management’s estimate of fair value of Level 3 investments, including the need to involve fair value specialists possessing relevant valuation experience to evaluate the appropriateness of the valuation techniques and the significant unobservable inputs used in the valuation of certain investments.

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
3.
For a selected sample of Level 3 investments, we performed procedures with the assistance of internal fair value specialists to evaluate the valuation techniques and significant unobservable inputs and assumptions utilized.

/s/ Deloitte & Touche LLP

New York, New York
February 26, 2024

We have served as the Company's auditor since 2022.

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of MidCap Financial Investment Corporation

We have audited the consolidated statements of assets and liabilities of MidCap Financial Investment Corporation (the “Company”), including the consolidated schedules of investments, as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in net assets, cash flows, and the consolidated financial highlights for the twelve and nine month periods ended December 31, 2023 and December 31, 2022, respectively, and the related notes (collectively referred to as the “financial statements”) and our report dated February 26, 2024, expressed an unqualified opinion on those financial statements. Our audit of the Company includes the information as of December 31, 2023, appearing under the caption “Senior Securities”. This information is the responsibility of the Company’s management. Information about the Company’s senior securities as of December 31, 2023, appearing under the caption “Senior Securities” has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements from which it has been derived.

/s/ Deloitte & Touche LLP

New York, New York

February 26, 2024

We have served as the Company’s auditor since 2022.

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of MidCap Financial Investment Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of MidCap Financial Investment Corporation (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities of the Company, including the consolidated schedule of investments, as of December 31, 2023, the related consolidated statements of operations, changes in net assets, cash flows, and the consolidated financial highlights for the year then ended, and the related notes (collectively referred to as the "financial statements") and our report dated February 26, 2024, expressed an unqualified opinion on those financial statements.

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
February 26, 2024

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of MidCap Financial Investment Corporation

Opinion on the Financial Statements

We have audited the statements of operations, changes in net assets and cash flows of MidCap Financial Investment Corporation (the “Company”) for the year ended March 31, 2022, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the results of operations, changes in net assets and cash flows of the Company for the year ended March 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

We have also previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets and liabilities, including the schedules of investments, as of March 31, 2022, 2021, 2020, 2019, 2018, 2017, 2016, 2015, and the related statements of operations, changes in net assets and cash flows for the years ended March 31, 2021, 2020, 2019, 2018, 2017, 2016 and 2015 (none of which are presented herein), and we expressed unqualified opinions on those financial statements. In our opinion, the information set forth in the senior securities table of the Company for each of the eight years in the period ended March 31, 2022, appearing on pages 80-84 is fairly stated, in all material respects, in relation to the financial statements from which it has been derived.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York

May 19, 2022

We served as the Company's auditor from 2004 to 2022.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(In thousands, except share and per share data)

	December 31, 2023	December 31, 2022

Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost — $2,012,273 and $2,019,573, respectively)	$1,936,327	$1,960,199
Non-controlled/affiliated investments (cost — $130,648 and $121,307, respectively)	77,528	49,141
Controlled investments (cost — $395,221 and $466,294, respectively)	320,344	388,780
Cash and cash equivalents	93,575	84,713
Foreign currencies (cost — $28,563 and $2,404, respectively)	28,553	2,378
Receivable for investments sold	2,796	3,100
Interest receivable	21,441	17,169
Dividends receivable	1,327	4,836
Deferred financing costs	19,435	13,403
Prepaid expenses and other assets	5	1,797
Total Assets	$2,501,331	$2,525,516

Liabilities
Debt	$1,462,267	$1,483,394
Distributions payable	—	24,217
Management and performance-based incentive fees payable	10,729	9,060
Interest payable	14,494	13,546
Accrued administrative services expense	1,657	748
Other liabilities and accrued expenses	6,874	6,445
Total Liabilities	$1,496,021	$1,537,410
Commitments and contingencies (Note 9)
Net Assets	$1,005,310	$988,106

Net Assets
Common stock, $0.001 par value (130,000,000 shares authorized; 65,253,275 and 65,451,359 shares issued and outstanding, respectively)	$65	$65
Capital in excess of par value	2,103,718	2,107,120
Accumulated under-distributed (over-distributed) earnings	(1,098,473)	(1,119,079)
Net Assets	$1,005,310	$988,106

Net Asset Value Per Share	$15.41	$15.10

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Twelve Months Ended December 31,	Nine Months Ended December 31,	Twelve Months Ended March 31,
	2023	2022	2022
Investment Income
Non-controlled/non-affiliated investments:
Interest income (excluding Payment-in-kind (“PIK”) interest income)	$249,102	$143,564	$164,878
Dividend income	409	61	560
PIK interest income	2,012	1,156	2,652
Other income	3,727	2,234	5,060
Non-controlled/affiliated investments:
Interest income (excluding PIK interest income)	1,126	363	190
Dividend income	1,010	718	1,290
PIK interest income	125	58	71
Other income	—	—	—
Controlled investments:
Interest income (excluding PIK interest income)	17,892	25,530	35,043
Dividend income	—	—	2,059
PIK interest income	869	1,448	1,352
Other income	250	477	—
Total Investment Income	$276,522	$175,609	$213,155
Expenses
Management fees	$17,369	$26,621	$36,142
Performance-based incentive fees	24,565	5,691	11,681
Interest and other debt expenses	104,198	59,363	55,020
Administrative services expense	5,840	4,188	5,835
Other general and administrative expenses	10,131	6,551	9,106
Total expenses	162,103	102,414	117,784
Management and performance-based incentive fees waived	—	—	—
Performance-based incentive fee offset	(274)	(178)	(247)
Expense reimbursements	(1,306)	(770)	(343)
Net Expenses	$160,523	$101,466	$117,194
Net Investment Income	$115,999	$74,143	$95,961
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses):
Non-controlled/non-affiliated investments	$131	$1,977	$2,977
Non-controlled/affiliated investments	—	(2,224)	541
Controlled investments	—	(69,265)	(65,299)
Foreign currency transactions	69	273	(5,586)
Net realized gains (losses)	200	(69,239)	(67,367)
Net change in unrealized gains (losses):
Non-controlled/non-affiliated investments	(1,326)	(35,113)	2,184
Non-controlled/affiliated investments	3,799	(5,008)	15,398
Controlled investments	2,636	53,726	27,010
Foreign currency translations	(2,548)	4,431	9,178
Net change in unrealized gains (losses)	2,561	18,036	53,770
Net Realized and Change in Unrealized Gains (Losses)	$2,761	$(51,203)	$(13,597)
Net Increase (Decrease) in Net Assets Resulting from Operations	$118,760	$22,940	$82,364
Earnings (Loss) Per Share — Basic	1.82	0.36	1.28

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(In thousands, except share data)

	Twelve Months Ended December 31,	Nine Months Ended December 31,	Twelve Months Ended March 31,
	2023	2022	2022
Operations
Net investment income	$115,999	$74,143	$95,961
Net realized gains (losses)	200	(69,239)	(67,367)
Net change in unrealized gains (losses)	2,561	18,036	53,770
Net Increase (Decrease) in Net Assets Resulting from Operations	$118,760	$22,940	$82,364

Distributions to Shareholders
Distribution of net investment income	$(99,259)	$(68,028)	$(92,762)
Net Decrease in Net Assets Resulting from Distributions to Shareholders	$(99,259)	$(68,028)	$(92,762)

Capital Share Transactions
Net proceeds from the issuance of common stock	$—	$30,000	$—
Repurchase of common stock	$(2,297)	$(1,638)	$(21,100)
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	$(2,297)	$28,362	$(21,100)

Net Assets
Net increase (decrease) in net assets during the period	$17,204	$(16,726)	$(31,498)
Net assets at beginning of period	988,106	1,004,832	1,036,330
Net Assets at End of Period	$1,005,310	$988,106	$1,004,832

Capital Share Activity
Shares issued during the period	—	1,932,641	—
Shares repurchased during the period	(198,084)	(128,522)	(1,611,936)
Shares issued and outstanding at beginning of period	65,451,359	63,647,240	65,259,176
Shares Issued and Outstanding at End of Period	65,253,275	65,451,359	63,647,240

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Twelve Months Ended December 31,	Nine Months Ended December 31,	Twelve Months Ended March 31,
	2023	2022	2022
Operating Activities
Net increase (decrease) in net assets resulting from operations	$118,760	$22,940	$82,364
Net realized (gains) losses	(200)	69,239	67,367
Net change in unrealized (gains) losses	(2,561)	(18,036)	(53,770)
Net amortization of premiums and accretion of discounts on investments	(7,751)	(6,131)	(9,611)
Accretion of discount on notes	604	453	684
Amortization of deferred financing costs	5,258	3,899	5,161
Increase in gains/(losses) from foreign currency transactions	69	273	(5,580)
PIK interest and dividends capitalized	(2,970)	(2,154)	(4,318)
Purchases of investments	(417,124)	(499,632)	(1,140,863)
Proceeds from sales and repayments of investments	497,313	581,952	1,056,937
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable	(4,273)	(1,615)	(2,419)
Decrease (increase) in dividends receivable	3,509	247	(1,290)
Decrease (increase) in prepaid expenses and other assets	1,792	(1,078)	188
Increase (decrease) in management and performance-based incentive fees payable	1,669	(853)	1,246
Increase (decrease) in interest payable	948	10,211	1,239
Increase (decrease) in accrued administrative services expense	909	(149)	103
Increase (decrease) in other liabilities and accrued expenses	429	(1,178)	(115)
Net Cash Used in/Provided by Operating Activities	$196,381	$158,388	$(2,677)
Financing Activities
Issuances of debt	$630,595	$168,000	$494,694
Payments of debt	(655,285)	(231,543)	(401,250)
Financing costs paid and deferred	(10,896)	—	(333)
Net proceeds from the issuance of common stock	—	30,000	—
Repurchase of common stock	(2,297)	(1,638)	(21,100)
Distributions paid	(123,477)	(66,724)	(93,342)
Net Cash Used in/Provided by Financing Activities	$(161,360)	$(101,905)	$(21,331)

Cash, Cash Equivalents and Foreign Currencies
Net increase (decrease) in cash, cash equivalents and foreign currencies during the period	$35,021	$56,483	$(24,008)
Effect of foreign exchange rate changes on cash and cash equivalents	16	10	(18)
Cash, cash equivalents and foreign currencies at beginning of period	87,091	30,598	54,624
Cash, Cash Equivalents and Foreign Currencies at the End of Period	$122,128	$87,091	$30,598

Supplemental Disclosure of Cash Flow Information
Cash interest paid	$97,472	$44,613	$47,897

Non-Cash Activity
PIK income	$3,006	$2,662	$4,075

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (34)	Fair Value (1)(35)
Advertising, Printing & Publishing
FingerPaint Marketing
KL Charlie Acquisition Company	First Lien Secured Debt	SOFR+635, 1.00% Floor	12/30/26	$23,280	$23,020	$22,699	(9)(31)
	First Lien Secured Debt	SOFR+685, 1.00% Floor	12/30/26	715	703	701	(9)(31)
	First Lien Secured Debt - Revolver	P+525	12/30/26	1,962	1,409	1,390	(9)(21)(23)(28)
KL Charlie Co-Invest, L.P.	Common Equity - Common Stock	N/A	N/A	218,978 Shares	220	357	(9)(13)
					25,352	25,147
Hero Digital
HRO (Hero Digital) Holdings, LLC	First Lien Secured Debt	SOFR+610, 1.00% Floor	11/18/28	26,842	19,463	18,608	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+610, 1.00% Floor	11/18/26	2,553	2,487	2,407	(9)(20)(21)(23)(31)
HRO Holdings I LP	Common Equity - Common Stock	N/A	N/A	213 Shares	213	167	(9)(13)
					22,163	21,182
		Total Advertising, Printing & Publishing			$47,515	$46,329
Automotive
Club Car Wash
Club Car Wash Operating, LLC	First Lien Secured Debt	SOFR+665, 1.00% Floor	06/16/27	$27,847	$26,226	$26,134	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+665, 1.00% Floor	06/16/27	1,625	1,607	1,600	(9)(23)(31)
					27,833	27,734
Crowne Automotive
Vari-Form Group, LLC	First Lien Secured Debt	11.00% (7.00% Cash plus 4.00% PIK)	02/02/23	5,860	893	293	(9)(11)(14)
Vari-Form Inc.	First Lien Secured Debt	11.00% (7.00% Cash plus 4.00% PIK)	02/02/23	2,110	391	105	(9)(11)(14)
					1,284	398
K&N Parent, Inc.
K&N Holdco, LLC	Common Equity - Common Stock	N/A	N/A	77,622 Shares	23,621	1,515	(13)
Truck-Lite Co., LLC
TL Lighting Holdings, LLC	Common Equity - Equity	N/A	N/A	350 Shares	350	464	(9)(13)
Truck-Lite Co., LLC	First Lien Secured Debt	SOFR+635, 1.00% Floor	12/14/26	31,409	31,035	30,979	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+635, 1.00% Floor	12/13/24	3,052	—	(14)	(8)(9)(20)(21)(23)
					31,385	31,429
		Total Automotive			$84,123	$61,076
Aviation and Consumer Transport
Merx Aviation Finance, LLC
Merx Aviation Finance, LLC (5)	First Lien Secured Debt - Revolver	10.00%	10/31/25	$106,177	$74,075	$74,076	(20)(23)
	Common Equity - Membership Interests	N/A	N/A		146,500	117,043	(24)
					220,575	191,119
Primeflight
PrimeFlight Acquisition, LLC	First Lien Secured Debt	SOFR+685, 1.00% Floor	05/01/29	5,450	5,300	5,286	(9)(31)(32)
		Total Aviation and Consumer Transport			$225,875	$196,405

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (34)	Fair Value (1)(35)
Beverage, Food & Tobacco
Berner Foods
Berner Food & Beverage, LLC	First Lien Secured Debt	SOFR+565, 1.00% Floor	07/30/27	$30,418	$29,960	$29,202	(9)(31)
	First Lien Secured Debt - Revolver	P+450	07/30/26	801	791	769	(9)(28)
	First Lien Secured Debt - Revolver	SOFR+565, 1.00% Floor	07/30/26	2,080	550	493	(9)(21)(23)(31)
					31,301	30,464
Bolthouse Farms
Wm. Bolthouse Farms, Inc.	Common Equity - Equity Interests	N/A	N/A	1,086,122 Shares	1,147	1,043	(13)
Hive
FCP-Hive Holdings, LLC	Preferred Equity - Preferred Equity	N/A	N/A	589 Shares	448	148	(9)(13)
	Common Equity - Common Stock	N/A	N/A	589 Shares	3	—	(9)(13)
Hive Intermediate, LLC	First Lien Secured Debt	SOFR+610 Cash plus 2.00% PIK, 1.00% Floor	09/22/27	13,925	13,745	13,368	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+610 Cash plus 2.00% PIK, 1.00% Floor	09/22/27	2,326	603	539	(9)(21)(23)(30)
					14,799	14,055
Nutpods
Green Grass Foods, Inc.	First Lien Secured Debt	SOFR+625, 1.00% Floor	12/26/29	3,750	3,675	3,675	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+625, 1.00% Floor	12/26/29	1,250	(25)	(25)	(8)(9)(21)(23)
Nutpods Holdings, Inc.	Common Equity - Common Stock	N/A	N/A	125 Shares	125	125	(9)(13)(24)
					3,775	3,775
Orgain, Inc.
Butterfly Fighter Co-Invest, L.P.	Common Equity - Membership Interests	N/A	N/A	490,000 Shares	90	1,142
Patriot Pickle
Patriot Foods Buyer, Inc.	First Lien Secured Debt	SOFR+600, 1.00% Floor	12/22/29	750	240	235	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	12/22/29	250	(5)	(5)	(8)(9)(21)(23)
					235	230
Rise Baking
Ultimate Baked Goods Midco LLC	First Lien Secured Debt	SOFR+635, 1.00% Floor	08/13/27	26,222	25,787	26,193	(9)(30)
	First Lien Secured Debt	SOFR+560, 1.00% Floor	08/13/27	5,661	5,584	5,550	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+635, 1.00% Floor	08/13/27	3,243	(50)	(5)	(8)(9)(20)(21)(23)
					31,321	31,738

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (34)	Fair Value (1)(35)
Turkey Hill
IC Holdings LLC	Common Equity - Series A Units	N/A	N/A	169 Shares	169	—	(9)(13)
THLP CO. LLC	First Lien Secured Debt	SOFR+600 Cash plus 2.00% PIK, 1.00% Floor	05/31/25	25,921	25,778	25,791	(9)(32)
	First Lien Secured Debt	SOFR+600 Cash plus 6.00% PIK, 1.00% Floor	05/31/24	1,383	1,379	1,383	(9)(32)
	First Lien Secured Debt - Revolver	SOFR+600 Cash plus 2.00% PIK, 1.00% Floor	05/31/24	4,494	2,101	2,107	(9)(20)(21)(23)(31)(32)
					29,427	29,281
		Total Beverage, Food & Tobacco			$112,095	$111,728
Business Services
Accelerate Learning
Eagle Purchaser, Inc.	First Lien Secured Debt	SOFR+675, 1.00% Floor	03/22/30	$4,316	$3,372	$3,442	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+675, 1.00% Floor	03/22/29	658	246	252	(9)(21)(23)(31)
					3,618	3,694
Access Information
Access CIG, LLC	Second Lien Secured Debt	SOFR+775, 0.00% Floor	02/27/26	15,900	15,859	15,701	(31)
AlpineX
Alpinex Opco, LLC	First Lien Secured Debt	SOFR+626, 1.00% Floor	12/27/27	21,273	20,922	20,889	(9)(31)
	First Lien Secured Debt	SOFR+752, 1.00% Floor	12/27/27	630	614	614	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+626, 1.00% Floor	12/27/27	1,489	568	584	(9)(21)(23)(31)
					22,104	22,087
Ambrosia Buyer Corp.
Ambrosia Buyer Corp.	Second Lien Secured Debt	8.00%	08/28/25	21,429	15,201	2,207	(14)
AML Rightsource
Gabriel Partners, LLC	First Lien Secured Debt	SOFR+615, 1.00% Floor	09/21/26	30,729	30,388	30,495	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+615, 1.00% Floor	09/21/26	665	258	259	(9)(21)(23)(30) (31)
					30,646	30,754
Avenu
ACP Avenu Buyer, LLC	First Lien Secured Debt	SOFR+625, 1.00% Floor	10/02/29	6,750	1,146	1,140	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+625, 1.00% Floor	10/02/29	750	(20)	(21)	(8)(9)(21)(23)
					1,126	1,119
Continuum
Continuum Global Solutions, LLC	Preferred Equity - Preferred Equity	N/A	N/A	775 Shares	78	78	(9)(13)
Escalent
M&M OPCO, LLC	First Lien Secured Debt	SOFR+810, 1.00% Floor	04/07/29	9,452	9,195	9,240	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+810, 1.00% Floor	04/07/29	476	(13)	(11)	(8)(9)(21)(23)
					9,182	9,229

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (34)	Fair Value (1)(35)
Go1
Apiom, Inc.	First Lien Secured Debt	SOFR+745, 2.00% Floor	05/02/28	2,500	2,482	2,481	(9)(17)(30)
HMA
Health Management Associates Superholdings, Inc.	First Lien Secured Debt	SOFR+635, 1.00% Floor	03/30/29	4,624	4,016	4,025	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+635, 1.00% Floor	03/30/29	284	(8)	(7)	(8)(9)(20)(21)(23)
					4,008	4,018
IRP
Precision Refrigeration & Air Conditioning LLC	First Lien Secured Debt	SOFR+690, 1.00% Floor	03/08/28	21,048	15,679	15,417	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+690, 1.00% Floor	03/08/28	1,705	828	801	(9)(21)(23)(31)
SMC IR Holdings, LLC	Common Equity - Common Stock	N/A	N/A	148 Shares	170	263	(9)
					16,677	16,481
Jacent
Jacent Strategic Merchandising	First Lien Secured Debt	SOFR+585 Cash plus 0.75% PIK, 1.00% Floor	04/23/24	22,263	22,231	21,807	(9)(30)(31)
	First Lien Secured Debt - Revolver	SOFR+660, 1.00% Floor	04/23/24	3,500	1,560	1,502	(9)(21)(23)(30)
	Common Equity - Common Stock	N/A	N/A	5,000 Shares	500	4	(9)(13)
JSM Equity Investors, L.P.	Preferred Equity - Class P Partnership Units	N/A	N/A	114 Shares	11	11	(9)(13)
					24,302	23,324
Jones & Frank
JF Acquisition, LLC	First Lien Secured Debt	SOFR+560, 1.00% Floor	07/31/26	12,964	12,887	12,823	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+560, 1.00% Floor	07/31/26	1,569	(11)	(17)	(8)(9)(21)(23)
					12,876	12,806
Naviga
Naviga Inc. (fka Newscycle Solutions, Inc.)	First Lien Secured Debt	SOFR+710, 1.00% Floor	02/27/24	13,160	13,144	13,292	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+710, 1.00% Floor	02/27/24	500	450	450	(9)(23)(31)
					13,594	13,742
PSE
Graffiti Buyer, Inc.	First Lien Secured Debt	SOFR+560, 1.00% Floor	08/10/27	8,305	8,203	8,222	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+560, 1.00% Floor	08/10/27	1,307	434	437	(9)(21)(23)(31)
Graffiti Parent, LP	Common Equity - Common Stock	N/A	N/A	2,439 Shares	244	398	(9)(13)
					8,881	9,057
PSI Services, LLC
Lifelong Learner Holdings, LLC	First Lien Secured Debt	SOFR+590, 1.00% Floor	10/19/26	33,367	33,063	32,786	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+590, 1.00% Floor	10/20/25	2,985	2,962	2,945	(9)(21)(23)(31)
					36,025	35,731

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (34)	Fair Value (1)(35)
SafetyCo
HEF Safety Ultimate Holdings, LLC	First Lien Secured Debt	SOFR+575, 1.00% Floor	11/17/29	13,500	7,243	7,238	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+575, 1.00% Floor	11/17/29	1,500	363	363	(9)(21)(23)(31)
					7,606	7,601
SEER
GS SEER Group Borrower LLC	First Lien Secured Debt	SOFR+675, 1.00% Floor	04/29/30	4,616	3,331	3,333	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+675, 1.00% Floor	04/30/29	367	(10)	(10)	(8)(9)(21)(23)
GS SEER Group Holdings, LLC	Common Equity - Common Stock	N/A	N/A	42 Shares	42	39	(9)(13)(24)
					3,363	3,362
Smith System
Smith Topco, Inc.	First Lien Secured Debt	SOFR+600, 1.00% Floor	11/06/29	8,872	8,675	8,673	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	11/06/29	1,128	(25)	(25)	(8)(9)(21)(23)
					8,650	8,648
Soliant
Soliant Health, Inc.	Common Equity - Membership Interests	N/A	N/A	300 Shares	300	1,428	(9)
Trench Plate
Trench Plate Rental Co.	First Lien Secured Debt	SOFR+560, 1.00% Floor	12/03/26	17,909	17,709	17,640	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+560, 1.00% Floor	12/03/26	1,818	573	564	(9)(20)(21)(23)(31)
Trench Safety Solutions Holdings, LLC	Common Equity - Common Stock	N/A	N/A	331 Shares	50	50	(9)(13)
					18,332	18,254
US Legal Support
US Legal Support Investment Holdings, LLC	Common Equity - Series A-1 Units	N/A	N/A	631,972 Shares	632	935	(9)(13)
USLS Acquisition, Inc.	First Lien Secured Debt	SOFR+590, 1.00% Floor	12/02/24	23,569	23,428	23,407	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+590, 1.00% Floor	12/02/24	1,608	952	954	(9)(20)(21)(23) (30)(31)
					25,012	25,296
Wilson Language Training
Owl Acquisition, LLC	First Lien Secured Debt	SOFR+540, 1.00% Floor	02/04/28	9,635	9,486	9,562	(9)(31)
Owl Parent Holdings, LLC	Common Equity - Common Stock	N/A	N/A	100 Shares	100	195	(9)(13)
					9,586	9,757
		Total Business Services			$289,508	$276,855

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (34)	Fair Value (1)(35)
Chemicals, Plastics & Rubber
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I
Carbonfree Chemicals Holdings LLC (4)	Common Equity - Common Equity / Interest	N/A	N/A	1,246 Shares	$56,505	$18,727	(13)(16)(24)
FC2 LLC (4)	Common Equity - Common Stock	N/A	N/A	5 Shares	—	—	(13)(24)
	Secured Debt - Promissory Note	6.50%	10/14/27	12,500	12,500	12,501
					69,005	31,228
Westfall Technik, Inc.
Westfall Technik, Inc.	First Lien Secured Debt	SOFR+760 Cash plus 0.75% PIK, 1.00% Floor	09/13/24	21,459	21,381	20,850	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+760 Cash plus 0.75% PIK, 1.00% Floor	09/13/24	2,042	2,037	1,984	(9)(23)(30)
					23,418	22,834
		Total Chemicals, Plastics & Rubber			$92,423	$54,062
Construction & Building
Allstar Holdings
Athlete Buyer, LLC	First Lien Secured Debt	SOFR+610, 1.00% Floor	04/26/29	$5,323	$5,189	$5,190	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+610, 1.00% Floor	04/26/29	652	(14)	(16)	(8)(9)(21)(23)
					5,175	5,174
Englert
Gutter Buyer, Inc.	First Lien Secured Debt	SOFR+635, 1.00% Floor	03/06/25	28,669	28,525	28,125	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+635, 1.00% Floor	03/06/24	2,727	2,622	2,615	(9)(20)(21)(23)(31)
Gutter Holdings, LP	Common Equity - Common Stock	N/A	N/A	500 Shares	500	137	(9)(13)
					31,647	30,877
Pave America
Pave America Interco, LLC (f/k/a Pavement Partners Interco, LLC)	First Lien Secured Debt	SOFR+690, 1.00% Floor	02/07/28	11,035	10,744	10,704	(9)(31)
	First Lien Secured Debt	SOFR+700, 1.00% Floor	02/07/28	1,438	1,402	1,394	(9)(32)
	First Lien Secured Debt - Revolver	SOFR+690, 1.00% Floor	02/07/28	942	(24)	(28)	(8)(9)(21)(23)
					12,122	12,070
Yak Access
Yak Access LLC	First Lien Secured Debt - Revolver	SOFR+486, 1.00% Floor	09/10/27	5,000	1,187	1,225	(9)(21)(23)(30)
		Total Construction & Building			$50,131	$49,346

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (34)	Fair Value (1)(35)
Consumer Goods - Durable
A&V
A&V Holdings Midco, LLC	First Lien Secured Debt - Revolver	SOFR+461, 1.00% Floor	03/10/25	$1,505	$327	$337	(21)(23)(30)
KLO Holdings, LLC
1244311 B.C. Ltd. (4)	First Lien Secured Debt	SOFR+500, 1.00% Floor	09/30/25	2,600	2,600	2,529	(17)(30)
	First Lien Secured Debt	SOFR+500 PIK, 1.00% Floor	09/30/25	1,248	1,248	1,211	(17)(30)
	Common Equity - Common Stock	N/A	N/A	1,000,032 Shares	1,000	1,087	(2)(13)(17)(24)
					4,848	4,827
NSi Industries
Wildcat BuyerCo, Inc.	First Lien Secured Debt	SOFR+575, 1.00% Floor	02/26/27	27,059	24,387	24,405	(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+575, 1.00% Floor	02/26/27	725	(7)	(14)	(8)(20)(21)(23)
Wildcat Parent LP	Common Equity - Common Stock	N/A	N/A	1,070 Shares	107	231
					24,487	24,622
Sorenson Holdings, LLC
Sorenson Holdings, LLC	Common Equity - Membership Interests	N/A	N/A	587 Shares	—	595
		Total Consumer Goods – Durable			$29,662	$30,381
Consumer Goods - Non-durable
3D Protein
Protein For Pets Opco, LLC	First Lien Secured Debt - Revolver	SOFR+450, 1.00% Floor	05/31/24	$2,219	$(5)	$—	(9)(21)(23)
Dan Dee
Project Comfort Buyer, Inc.	First Lien Secured Debt	SOFR+725, 1.00% Floor	02/01/25	18,172	18,041	17,888	(9)(32)
	First Lien Secured Debt	SOFR+710, 1.00% Floor	02/01/25	3,116	3,100	3,068	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+710, 1.00% Floor	02/01/25	1,731	(8)	(27)	(8)(9)(21)(23)
	Preferred Equity - Preferred Equity	N/A	N/A	491,405 Shares	492	73	(9)(13)
					21,625	21,002
LashCo
Lash OpCo, LLC	First Lien Secured Debt	SOFR+710, 1.00% Floor	03/18/26	42,702	42,213	42,189	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+710, 1.00% Floor	09/18/25	1,612	1,192	1,199	(9)(21)(23)(31) (32)
					43,405	43,388
Paladone
Paladone Group Bidco Limited	First Lien Secured Debt	SOFR+585, 1.00% Floor	11/12/27	6,937	6,843	6,853	(9)(17)(31)
	First Lien Secured Debt - Revolver	SON+585, 1.00% Floor	11/12/27	£353	(6)	(5)	(8)(9)(17)(21) (23)
	First Lien Secured Debt - Revolver	SOFR+585, 1.00% Floor	11/12/27	1,412	(18)	(17)	(8)(9)(17)(21) (23)
Paladone Group Holdings Limited	Common Equity - Common Stock	N/A	N/A	94,151 Shares	94	58	(9)(13)(17)
					6,913	6,889

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (34)	Fair Value (1)(35)
Sequential Brands Group, Inc.
Gainline Galaxy Holdings LLC	Common Equity - Common Stock	N/A	N/A	10,854 Shares	2,041	72	(13)(16)(17)
Galaxy Universal LLC	First Lien Secured Debt	SOFR+500, 1.00% Floor	11/12/26	1,241	1,224	1,235	(17)(31)
Sequential Brands Group, Inc.	Second Lien Secured Debt	8.75%	02/07/24	1,293	—	238	(14)(17)
Swisstech IP CO, LLC	First Lien Secured Debt	6.00% PIK	11/29/24	189	55	186	(17)
					3,320	1,731
Suave
Silk Holdings I Corp.	Common Equity - Common Stock	N/A	N/A	100 Shares	100	172	(9)(13)(24)
Silk Holdings III Corp.	First Lien Secured Debt	SOFR+775, 1.00% Floor	05/01/29	9,851	9,570	9,703	(9)(13)
	First Lien Secured Debt	SOFR+650, 1.00% Floor	05/01/29	20,125	—	—	(9)(23)
					9,670	9,875
Village Pet Care
Village Pet Care, LLC	First Lien Secured Debt	SOFR+650, 1.00% Floor	09/22/29	6,500	2,168	2,088	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+650, 1.00% Floor	09/22/29	1,000	(19)	(25)	(8)(9)(21)(23)
					2,149	2,063
		Total Consumer Goods – Non-durable			$87,077	$84,948
Consumer Services
Activ
Activ Software Holdings, LLC	First Lien Secured Debt	SOFR+650, 1.00% Floor	05/04/27	$32,119	$31,633	$31,812	(9)(32)
	First Lien Secured Debt - Revolver	SOFR+650, 1.00% Floor	05/04/27	2,407	(27)	(24)	(8)(9)(21)(23)
					31,606	31,788
Atlas Technical Consultants
GI Apple Midco LLC	First Lien Secured Debt	SOFR+675, 1.00% Floor	04/19/30	4,426	3,593	3,642	(9)(21)(23)(30)
	First Lien Secured Debt - Revolver	SOFR+675, 1.00% Floor	04/19/29	556	295	300	(9)(20)(21)(23)(30)
					3,888	3,942
Bird
Bird Rides, Inc.	First Lien Secured Debt	SOFR+760, 1.00% Floor	07/12/25	13,118	13,032	12,725	(9)(30)
	First Lien Secured Debt	15.00% (6.00% Cash plus 9.00% PIK)	03/18/24	6,540	1,333	1,177	(9)(23)
	First Lien Secured Debt	15.00%	09/12/25	667	667	647	(9)

					15,032	14,549

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (34)	Fair Value (1)(35)
Clarus Commerce
Marlin DTC-LS Midco 2, LLC	First Lien Secured Debt	SOFR+660, 1.00% Floor	07/01/25	21,410	21,250	21,232	(31)
	First Lien Secured Debt - Revolver	SOFR+660, 1.00% Floor	07/01/25	685	—	(6)	(8)(21)(23)
					21,250	21,226
Go Car Wash
Go Car Wash Management Corp.	First Lien Secured Debt	SOFR+635, 1.00% Floor	12/31/26	23,756	10,724	10,622	(9)(21)(23)(30)
	First Lien Secured Debt - Revolver	SOFR+635, 1.00% Floor	12/31/26	417	(1)	(7)	(8)(9)(21)(23)
					10,723	10,615
Lending Point
LendingPoint LLC	First Lien Secured Debt	SOFR+1065, 1.00% Floor	12/30/26	32,229	31,908	31,946	(9)(31)
	First Lien Secured Debt	SOFR+590, 1.00% Floor	12/30/26	4,167	4,140	4,131	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+590, 1.00% Floor	12/30/26	8,333	8,285	8,263	(9)(23)(31)
					44,333	44,340
Renovo
HomeRenew Buyer, Inc.	First Lien Secured Debt	SOFR+665, 1.00% Floor	11/23/27	15,323	15,116	14,863	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+665, 1.00% Floor	11/23/27	1,958	1,929	1,899	(9)(23)(31)
					17,045	16,762
The Club Company
Eldrickco Limited	First Lien Secured Debt	SON+603, 0.50% Floor	11/26/25	£14,858	15,695	15,566	(9)(17)(21)(23) (29)
	First Lien Secured Debt - Revolver	SON+603, 0.50% Floor	11/26/25	£356	415	447	(9)(17)(23)(29)
	First Lien Secured Debt - Revolver	SON+603, 0.50% Floor	05/26/25	£345	—	(5)	(8)(9)(17)(21) (23)
					16,110	16,008
US Auto
Auto Pool 2023 Trust (Del. Stat. Trust) (4)	Structured Products and Other - Membership Interests	N/A	02/28/29	N/A	27,865	30,621	(9)(25)
		Total Consumer Services			$187,852	$189,851
Diversified Investment Vehicles, Banking, Finance, Real Estate
Celink
Compu-Link Corporation	First Lien Secured Debt - Revolver	SOFR+610, 1.00% Floor	06/11/24	$2,273	$(5)	$(43)	(8)(9)(21)(23)
Compu-Link Corporation (dba Celink)	First Lien Secured Debt	SOFR+610, 1.00% Floor	11/30/28	9,501	9,311	9,320	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+610, 1.00% Floor	11/30/28	610	(12)	(12)	(8)(9)(21)(23)
Peer Advisors, LLC	First Lien Secured Debt	SOFR+610, 1.00% Floor	06/11/24	5,114	5,101	5,016	(9)(30)
					14,395	14,281

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (34)	Fair Value (1)(35)
Definiti LLC
Greylock Holdings LLC	Common Equity - Common Stock	N/A	N/A	100,000 Shares	100	86	(9)(13)(24)
RHI Acquisition LLC	First Lien Secured Debt	SOFR+660, 1.00% Floor	03/16/29	9,192	6,343	6,230	(9)(21)(23)(32)
	First Lien Secured Debt - Revolver	SOFR+660, 1.00% Floor	03/16/29	660	(17)	(23)	(8)(9)(21)(23)
					6,426	6,293
Golden Bear
Golden Bear 2016-R, LLC (4)	Structured Products and Other - Membership Interests	N/A	09/20/42	N/A	17,128	10,712	(3)(17)
Purchasing Power, LLC
Purchasing Power Funding I, LLC	First Lien Secured Debt - Revolver	SOFR+710, 0.00% Floor	02/24/25	9,113	9,112	9,113	(9)(23)(30)
Spectrum Automotive
Shelby 2021 Holdings Corp.	First Lien Secured Debt	SOFR+586, 0.75% Floor	06/29/28	14,252	13,546	13,490	(9)(21)(23)(30)
	First Lien Secured Debt - Revolver	SOFR+586, 0.75% Floor	06/29/27	420	(4)	(6)	(8)(9)(21)(23)
					13,542	13,484
	Total Diversified Investment Vehicles, Banking, Finance, Real Estate				$60,603	$53,883
Energy - Electricity
Renew Financial LLC (f/k/a Renewable Funding, LLC)
AIC SPV Holdings II, LLC	Preferred Equity - Preferred Stock	N/A	N/A	142 Shares	$534	$109	(15)(17)
Renew Financial LLC (f/k/a Renewable Funding, LLC)	Common Equity - Common Stock	N/A	N/A	1,368,286 Shares	16,813	96	(13)(17)
Renew JV LLC	Common Equity - Membership Interests	N/A	N/A	305,832 Shares	306	412	(13)(17)
					17,653	617
Solarplicity Group Limited (f/k/a AMP Solar UK)
Solarplicity UK Holdings Limited	First Lien Secured Debt	4.00%	03/08/23	£5,562	7,231	2,146	(11)(14)(17)
	Preferred Equity - Preferred Stock	N/A	N/A	4,286 Shares	5,623	—	(2)(13)(17)
	Common Equity - Ordinary Shares	N/A	N/A	2,825 Shares	4	—	(2)(13)(17)
					12,858	2,146
		Total Energy – Electricity			$30,511	$2,763
Energy - Oil & Gas

Pelican
Pelican Energy, LLC (4)	Common Equity - Membership Interests	N/A	N/A	1,444 Shares	11,802	140	(13)(16)(17)(24)

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (34)	Fair Value (1)(35)
Spotted Hawk
SHD Oil & Gas, LLC (5)	Common Equity - Series C Units	N/A	N/A	50,952,525 Shares	43,454	346	(13)(16)(24)
	Common Equity - Series A Units	N/A	N/A	7,600,000 Shares	1,411	—	(13)(16)(24)
					44,865	346
		Total Energy – Oil & Gas			$56,667	$486
Healthcare & Pharmaceuticals
83bar
83Bar, Inc.	First Lien Secured Debt	SOFR+586, 1.50% Floor	07/02/26	$3,108	$3,101	$3,054	(9)(30)
Akoya
Akoya Biosciences, Inc.	First Lien Secured Debt	SOFR+691, 2.50% Floor	11/01/27	22,500	22,493	22,498	(9)(30)
Alcami
Alcami Corporation	First Lien Secured Debt	SOFR+710, 1.00% Floor	12/21/28	8,822	7,872	7,960	(9)(21)(23)(30)
	First Lien Secured Debt - Revolver	SOFR+710, 1.00% Floor	12/21/28	1,096	(32)	(22)	(8)(9)(21)(23)
					7,840	7,938
Carbon6
Carbon6 Technologies, Inc.	Preferred Equity - Preferred Equity	N/A	N/A	280,899 Shares	250	250	(9)(13)
Cato Research
LS Clinical Services Holdings, Inc.	First Lien Secured Debt	SOFR+651 Cash plus 1.00% PIK, 1.00% Floor	12/16/27	13,285	13,074	12,696	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+651 Cash plus 1.00% PIK, 1.00% Floor	06/16/27	1,875	719	672	(9)(21)(23)(31)
					13,793	13,368
Celerion
Celerion Buyer, Inc.	First Lien Secured Debt	SOFR+650, 0.75% Floor	11/05/29	9,280	7,763	7,908	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+650, 0.75% Floor	11/03/28	639	(16)	(6)	(8)(9)(21)(23)
					7,747	7,902
Cerus
Cerus Corporation	First Lien Secured Debt	SOFR+660, 1.80% Floor	03/01/28	16,500	16,464	16,500	(9)(17)(30)
	First Lien Secured Debt	SOFR+660, 1.00% Floor	03/01/28	6,000	1,474	1,500	(9)(17)(23)(30)
	First Lien Secured Debt - Revolver	SOFR+385, 1.00% Floor	03/01/28	2,000	1,761	1,763	(9)(17)(21)(23) (30)
					19,699	19,763
CNSI
Acentra Holdings, LLC (fka CNSI Holdings, LLC)	First Lien Secured Debt	SOFR+650, 0.50% Floor	12/15/28	17,820	17,287	17,462	(9)(31)
	First Lien Secured Debt	SOFR+650, 0.50% Floor	12/17/28	4,000	3,920	3,920	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+650, 0.50% Floor	12/17/27	2,000	677	693	(9)(21)(23)(30)
					21,884	22,075

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (34)	Fair Value (1)(35)
Compass Health
Roscoe Medical, Inc	First Lien Secured Debt	SOFR+636, 1.00% Floor	09/30/24	7,468	7,199	7,281	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+636, 1.00% Floor	09/30/24	1,393	480	498	(9)(23)(30)
					7,679	7,779
EmpiRx
EmpiRx Health LLC	First Lien Secured Debt	SOFR+510, 1.00% Floor	08/05/27	8,909	8,784	8,865	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+510, 1.00% Floor	08/05/27	909	(11)	(5)	(8)(9)(20)(21)(23)
					8,773	8,860
ExactCare
ExactCare Parent, Inc.	First Lien Secured Debt	SOFR+650, 1.00% Floor	11/03/29	18,033	17,543	17,537	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+650, 1.00% Floor	11/03/29	1,967	(53)	(54)	(8)(9)(21)(23)
					17,490	17,483
Gateway Services
Gateway US Holdings, Inc.	First Lien Secured Debt	SOFR+665, 0.75% Floor	09/22/26	9,632	9,565	9,585	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+665, 0.75% Floor	09/22/26	304	(2)	(2)	(8)(9)(21)(23)
					9,563	9,583
Gossamer
GB001, Inc.	First Lien Secured Debt	SOFR+711, 2.00% Floor	01/01/25	26,516	2,477	2,516	(9)(17)(23)(30)
Health & Safety Institute
HSI HALO Acquisition, Inc.	First Lien Secured Debt	SOFR+585, 1.00% Floor	08/31/26	16,101	15,950	15,862	(9)(31)
	First Lien Secured Debt	SOFR+635, 1.00% Floor	08/31/26	2,441	2,400	2,429	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+585, 1.00% Floor	09/02/25	677	675	674	(9)(23)(32)
	First Lien Secured Debt - Revolver	P+475	09/02/25	135	135	135	(9)(23)(28)
	Common Equity - Common Stock	N/A	N/A	500 Shares	31	1,356	(9)(13)
HSI Halo Holdings, LLC	Common Equity - Common Stock	N/A	N/A	104 Shares	16	14	(9)(13)
					19,207	20,470
KureSmart
Clearway Corporation (f/k/a NP/Clearway Holdings, Inc.)	Common Equity - Common Stock	N/A	N/A	133 Shares	133	242	(9)(13)
Kure Pain Holdings, Inc.	First Lien Secured Debt	SOFR+610, 1.00% Floor	08/27/25	21,269	21,171	21,264	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+610, 1.00% Floor	08/27/24	2,654	(10)	—	(9)(21)(23)
					21,294	21,506
LucidHealth
Premier Imaging, LLC	First Lien Secured Debt	SOFR+611, 1.00% Floor	01/02/25	8,032	7,972	7,932	(9)(31)

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (34)	Fair Value (1)(35)
Mannkind Corporation
Mannkind Corporation	First Lien Secured Debt	SOFR+635, 1.00% Floor	08/01/25	11,556	11,523	11,555	(9)(26)(30)
	Common Equity - Common Stock	N/A	N/A	334,226 Shares	76	1,217	(9)(10)(13)(17)
					11,599	12,772
Maxor National Pharmacy Services, LLC
Maxor National Pharmacy Services, LLC	First Lien Secured Debt	SOFR+700, 1.00% Floor	03/01/29	13,319	12,956	12,986	(9)(32)
	First Lien Secured Debt - Revolver	SOFR+700, 1.00% Floor	03/01/29	1,530	(40)	(38)	(8)(9)(21)(23)
Maxor Topco, L.P.	Preferred Equity - Preferred Equity	N/A	N/A	50,000 Shares	50	60	(9)(13)(24)
					12,966	13,008
Medical Guardian
Medical Guardian, LLC	First Lien Secured Debt	SOFR+635, 1.00% Floor	10/26/26	35,562	30,499	30,444	(9)(21)(23)(30)
	First Lien Secured Debt - Revolver	SOFR+635, 1.00% Floor	10/26/26	3,810	519	514	(9)(21)(23)(30)
					31,018	30,958
Midwest Vision
Midwest Vision Partners Management, LLC	First Lien Secured Debt	SOFR+665, 1.00% Floor	01/12/27	21,624	21,358	21,083	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+665, 1.00% Floor	01/12/27	612	605	595	(9)(23)(31)
					21,963	21,678
Orchard
Orchard Therapeutics PLC	First Lien Secured Debt	SOFR+605, 1.00% Floor	05/28/26	7,595	7,580	8,006	(9)(17)(30)
Partner Therapeutics, Inc
Partner Therapeutics, Inc	Preferred Equity - Preferred Equity	N/A	N/A	55,556 Shares	333	399	(9)(13)
	Warrants - Warrants			73,333 Shares	389	199	(9)(13)
					722	598
PHS
PHS Buyer, Inc.	First Lien Secured Debt	SOFR+610 Cash plus 1.50% PIK, 1.00% Floor	01/31/27	23,908	23,643	23,848	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+610 Cash plus 1.50% PIK, 1.00% Floor	01/31/27	2,000	1,301	1,330	(9)(21)(23)(30)
					24,944	25,178
RHA Health Services
Pace Health Companies, LLC	First Lien Secured Debt	SOFR+640, 1.00% Floor	08/02/25	3,731	3,707	3,667	(9)(31)
	First Lien Secured Debt	SOFR+665, 1.00% Floor	08/02/25	2,500	1,567	1,563	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+640, 1.00% Floor	08/02/25	500	(5)	(9)	(8)(9)(20)(21)(23)
					5,269	5,221
Rigel Pharmaceuticals
Rigel Pharmaceuticals, Inc.	First Lien Secured Debt	SOFR+576, 1.50% Floor	09/01/26	18,000	17,998	18,000	(9)(30)

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (34)	Fair Value (1)(35)
Team Select
TS Investors, LLC	First Lien Secured Debt	SOFR+660, 1.00% Floor	05/04/29	2,306	1,872	1,913	(9)(21)(23)(30)
	First Lien Secured Debt - Revolver	SOFR+660, 1.00% Floor	05/04/29	185	(5)	(2)	(8)(9)(21)(23)
					1,867	1,911
TELA Bio, Inc.
TELA Bio, Inc.	First Lien Secured Debt	SOFR+635, 1.00% Floor	05/01/27	16,667	13,283	13,333	(9)(23)(30)
TersSera
TerSera Therapeutics LLC	First Lien Secured Debt	SOFR+675, 1.00% Floor	04/04/29	13,860	13,478	13,756	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+675, 1.00% Floor	04/04/29	1,140	(30)	(9)	(8)(9)(21)(23)
					13,448	13,747
TissueTech
TissueTech, Inc.	First Lien Secured Debt	SOFR+586, 1.00% Floor	04/01/27	17,500	12,205	12,250	(9)(23)(30)
	First Lien Secured Debt - Revolver	SOFR+411, 1.00% Floor	04/01/27	1,000	497	500	(9)(21)(23)(30)
					12,702	12,750
Treace
Treace Medical Concepts, Inc.	First Lien Secured Debt	SOFR+610, 1.00% Floor	04/01/27	35,000	14,528	14,146	(9)(17)(23)(27) (30)
	First Lien Secured Debt - Revolver	SOFR+410, 1.00% Floor	04/01/27	3,000	390	355	(9)(17)(21)(23) (27)(30)
					14,918	14,501
Unchained Labs
Unchained Labs, LLC	First Lien Secured Debt	SOFR+555, 1.00% Floor	08/09/27	4,121	4,079	4,080	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+555, 1.00% Floor	08/09/27	726	(9)	(7)	(8)(9)(21)(23)
					4,070	4,073
US Fertility
US Fertility Enterprises, LLC	First Lien Secured Debt	SOFR+660, 1.00% Floor	12/21/27	2,958	2,896	2,913	(9)(30)(31)
	First Lien Secured Debt - Revolver	SOFR+651, 1.00% Floor	12/21/27	63	28	28	(9)(21)(23)(31)
					2,924	2,941
ViewRay
ViewRay Inc.	First Lien Secured Debt	3.50%	11/01/27	9,583	7,852	717	(9)(14)(17)
WellDyneRx, LLC
WelldyneRX, LLC	First Lien Secured Debt	SOFR+685, 0.75% Floor	03/09/27	17,761	17,499	17,272	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+685, 0.75% Floor	03/09/26	1,923	(21)	(53)	(8)(9)(21)(23)
					17,478	17,219
		Total Healthcare & Pharmaceuticals			$413,863	$409,588

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (34)	Fair Value (1)(35)
High Tech Industries
Acronis AG
ACRONIS AG	First Lien Secured Debt	SOFR+595, 1.00% Floor	04/01/27	$21,000	$20,945	$21,000	(9)(17)(30)
American Megatrends
AMI US Holdings Inc.	First Lien Secured Debt	SOFR+535, 1.00% Floor	04/01/25	21,044	20,925	21,044	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+535, 0.00% Floor	04/01/24	2,907	(3)	—	(9)(21)(23)
					20,922	21,044
BarTender
Sigma Buyer LLC	First Lien Secured Debt	SOFR+675, 0.75% Floor	01/04/28	5,955	5,804	5,940	(9)(32)
	First Lien Secured Debt - Revolver	SOFR+675, 0.75% Floor	01/04/28	1,500	64	96	(9)(21)(23)(32)
					5,868	6,036
Calero Holdings, Inc.
Telesoft Holdings, LLC	First Lien Secured Debt	SOFR+585, 1.00% Floor	12/16/25	21,875	21,696	21,548	(30)
	First Lien Secured Debt - Revolver	SOFR+585, 1.00% Floor	12/16/25	2,273	308	291	(21)(23)(30)
					22,004	21,839
ChyronHego Corporation
ChyronHego Corporation (5)	Preferred Equity - Preferred Equity	N/A	N/A	7,800 Shares	6,000	20,628	(13)(24)
ChyronHego US Holding Corporation (5)	First Lien Secured Debt	SOFR+350, 1.75% Floor	06/30/26	106,906	106,690	106,906	(31)
	First Lien Secured Debt - Revolver	P+600	06/30/26	5,000	1,300	1,300	(21)(23)(28)
					113,990	128,834
Dairy.com
Momentx Corporation	First Lien Secured Debt	SOFR+585, 1.00% Floor	06/24/27	15,046	14,859	14,886	(9)(31)
	First Lien Secured Debt	SOFR+635, 1.00% Floor	06/24/27	1,357	1,333	1,357	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+585, 1.00% Floor	06/24/27	1,257	1,242	1,243	(9)(23)(31)
					17,434	17,486
Digital.ai
Digital.ai Software Holdings, Inc.	First Lien Secured Debt	SOFR+710, 1.00% Floor	02/10/27	21,960	21,589	21,356	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+710, 1.00% Floor	02/10/27	2,419	990	950	(9)(21)(23)(31)
					22,579	22,306
GoHealth
Norvax, LLC	First Lien Secured Debt - Revolver	SOFR+660, 1.00% Floor	09/13/24	3,182	(11)	—	(9)(21)(23)

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (34)	Fair Value (1)(35)
Gtreasury
G Treasury SS LLC	First Lien Secured Debt	SOFR+600, 1.00% Floor	06/29/29	2,250	208	205	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	06/29/29	250	(5)	(5)	(8)(9)(21)(23)
					203	200
International Cruise & Excursion Gallery, Inc.
International Cruise & Excursion Gallery, Inc.	First Lien Secured Debt	SOFR+535, 1.00% Floor	06/06/25	14,175	14,105	13,935	(31)
Litify
Litify Holdings Inc.	Common Equity - Common Stock	N/A	N/A	217,892 Shares	107	255	(9)(13)(24)
Litify LLC	First Lien Secured Debt	SOFR+710, 1.00% Floor	02/02/29	11,667	11,354	11,346	(9)(31)
	First Lien Secured Debt	SOFR+760, 1.00% Floor	02/02/29	7,500	7,278	7,313	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+710, 1.00% Floor	02/02/29	833	(21)	(23)	(8)(9)(21)(23)
					18,718	18,891
Modern Campus
Destiny Solutions U.S., Inc.	First Lien Secured Debt	SOFR+585, 1.00% Floor	06/08/26	25,382	25,031	24,935	(19)(30)
RMCF IV CIV XXXV, L.P.	Common Equity - Common Stock	N/A	N/A	482 Shares	1,000	1,745	(13)
					26,031	26,680
MYCOM
Magnate Holding Corp.	First Lien Secured Debt	SOFR+615, 0.50% Floor	12/16/24	18,873	18,858	18,790	(9)(17)(31)
	First Lien Secured Debt - Revolver	SOFR+615, 0.50% Floor	02/14/24	3,150	3,146	3,145	(9)(17)(23)(31)
					22,004	21,935
New Era Technology, Inc.
New Era Technology, Inc.	First Lien Secured Debt	SOFR+640, 1.00% Floor	10/31/26	31,911	31,550	31,111	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+640, 1.00% Floor	10/30/26	1,732	(19)	(43)	(8)(9)(21)(23)
					31,531	31,068
Omada
Omada Health, Inc.	First Lien Secured Debt	SOFR+710, 2.50% Floor	06/01/28	2,900	1,423	1,422	(9)(23)(30)
	First Lien Secured Debt - Revolver	SOFR+410, 2.50% Floor	06/01/28	100	4	4	(9)(21)(23)(30)
					1,427	1,426
Pro Vigil
Pro-Vigil Holding Company, LLC	First Lien Secured Debt	SOFR+860, 1.00% Floor	01/11/25	22,939	22,699	22,744	(9)(31)
Schlesinger Group
Schlesinger Global, LLC	First Lien Secured Debt	SOFR+615 Cash plus 1.00% PIK, 1.00% Floor	07/12/25	10,260	10,175	10,200	(9)(31)
	First Lien Secured Debt	SOFR+790, 1.00% Floor	07/12/25	944	937	944	(9)(31)
					11,112	11,144

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (34)	Fair Value (1)(35)
Simeio
Simeio Group Holdings, Inc.	First Lien Secured Debt	SOFR+585, 1.00% Floor	02/02/26	8,116	8,069	8,015	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+585, 1.00% Floor	02/02/26	1,731	1,146	1,125	(9)(21)(23)(30)
					9,215	9,140
Sirsi Corporation
Sirsi Corporation	First Lien Secured Debt	SOFR+635, 1.00% Floor	03/15/25	4,658	4,655	4,611	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+635, 1.00% Floor	03/15/25	429	(1)	(4)	(8)(9)(21)(23)
					4,654	4,607
Springbrook
Springbrook Holding Company, LLC	First Lien Secured Debt	SOFR+561, 1.00% Floor	12/23/26	15,647	15,494	15,406	(31)
	First Lien Secured Debt	SOFR+661, 1.00% Floor	12/23/26	2,331	2,306	2,341	(30)
	First Lien Secured Debt - Revolver	SOFR+561, 1.00% Floor	12/23/26	1,463	(11)	(23)	(8)(21)(23)
					17,789	17,724
UpStack
Upstack Holdco Inc.	First Lien Secured Debt	SOFR+635, 1.00% Floor	08/20/27	31,390	30,819	31,076	(9)(32)
	First Lien Secured Debt - Revolver	SOFR+635, 1.00% Floor	08/20/27	3,000	849	870	(9)(20)(21)(23)
					31,668	31,946
		Total High Tech Industries			$434,887	$449,985
Hotel, Gaming, Leisure, Restaurants
Cave
Cave Enterprises Operations, LLC	First Lien Secured Debt	SOFR+660, 1.50% Floor	08/09/28	$9,971	$8,484	$8,635	(9)(23)(30)
CircusTrix
CircusTrix Holdings LLC	First Lien Secured Debt	SOFR+675, 1.00% Floor	07/18/28	3,998	943	938	(9)(21)(23)(30)
	First Lien Secured Debt - Revolver	SOFR+675, 1.00% Floor	07/18/28	1,000	(23)	(15)	(8)(9)(21)(23)
					920	923
Guernsey
Guernsey Holdings SDI LA LLC	First Lien Secured Debt	6.95%	11/18/26	1,821	1,810	1,716	(9)
	First Lien Secured Debt	SOFR+595, 1.00% Floor	11/18/26	1,167	—	—	(9)(23)
					1,810	1,716
PARS Group LLC
PARS Group LLC	First Lien Secured Debt	SOFR+685, 1.50% Floor	04/03/28	9,932	8,869	8,831	(9)(23)(30)
Taco Cabana
YTC Enterprises, LLC	First Lien Secured Debt	SOFR+636, 1.00% Floor	08/16/26	9,483	9,412	9,294	(9)(30)
		Total Hotel, Gaming, Leisure, Restaurants			$29,495	$29,399

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (34)	Fair Value (1)(35)
Insurance
High Street Insurance
High Street Buyer, Inc.	First Lien Secured Debt	SOFR+590, 0.75% Floor	04/14/28	$29,582	$29,207	$29,138	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+590, 0.75% Floor	04/16/27	2,203	(24)	(33)	(8)(9)(21)(23)
					29,183	29,105
PGM Holdings Corporation
Turbo Buyer, Inc.	First Lien Secured Debt	SOFR+625, 1.00% Floor	12/02/25	18,887	18,703	18,462	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+625, 1.00% Floor	12/02/25	923	(7)	(21)	(8)(9)(21)(23)
					18,696	18,441
			Total Insurance		$47,879	$47,546
Manufacturing, Capital Equipment
AVAD, LLC
Surf Opco, LLC	First Lien Secured Debt - Revolver	SOFR+411, 1.00% Floor	03/17/26	$20,000	$15,820	$15,786	(9)(16)(20)(21)(23) (30)
	Preferred Equity - Class P-1 Preferred	N/A	N/A	33,333 Shares	3,333	6,667	(9)(13)(16)
	Preferred Equity - Class P-2 Preferred	N/A	N/A	85,164 Shares	8,516	3,964	(9)(13)(16)
	Common Equity - Class A-1 Common	N/A	N/A	3,333 Shares	—	185	(9)(13)(16)
					27,669	26,602
Carlisle Fluid Technologies
LSF12 Donnelly Bidco, LLC	First Lien Secured Debt	SOFR+650, 1.00% Floor	10/02/29	14,963	14,601	14,588	(9)(30)
International Wire Group
IW Buyer LLC	First Lien Secured Debt	SOFR+685, 1.00% Floor	06/28/29	2,096	2,037	2,054	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+685, 1.00% Floor	06/28/29	393	(11)	(8)	(8)(9)(20)(21)(23)
					2,026	2,046
Kauffman
Kauffman Holdco, LLC	Common Equity - Common Stock	N/A	N/A	250,000 Shares	250	248	(9)
Kauffman Intermediate, LLC	First Lien Secured Debt	SOFR+585, 1.00% Floor	05/08/25	15,976	15,894	15,779	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+585, 1.00% Floor	05/08/25	1,243	311	295	(9)(21)(20)(23)(30)
					16,455	16,322
MedPlast Holdings Inc.
Viant Medical Holdings, Inc. (fka MedPlast Holdings, Inc.)	Second Lien Secured Debt	SOFR+786, 0.00% Floor	07/02/26	8,000	7,976	7,710	(30)
		Total Manufacturing, Capital Equipment			$68,727	$67,268
Retail
IPS
SI Holdings, Inc.	First Lien Secured Debt	SOFR+610, 1.00% Floor	12/30/27	$30,789	$30,311	$30,460	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+610, 1.00% Floor	12/30/27	3,413	503	469	(9)(21)(23)(30)
			Total Retail		$30,814	$30,929

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (34)	Fair Value (1)(35)
Telecommunications
MCA
Mobile Communications America, Inc.	First Lien Secured Debt	SOFR+600, 1.00% Floor	10/16/29	$11,141	$2,338	$2,330	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	10/16/29	1,359	(33)	(34)	(8)(9)(21)(23)
					2,305	2,296
Securus Technologies Holdings, Inc.
Securus Technologies Holdings, Inc.	Second Lien Secured Debt	SOFR+865, 1.00% Floor	11/01/25	7,266	7,238	6,031	(31)
		Total Telecommunications			$9,543	$8,327
Transportation - Cargo, Distribution
Beacon Mobility
Beacon Mobility Corp.	First Lien Secured Debt	SOFR+635, 1.00% Floor	12/31/25	$37,049	$36,895	$36,940	(9)(31)
	First Lien Secured Debt - Revolver	4.10%	05/22/24	55,000	—	—	(9)(22)(23)
	First Lien Secured Debt - Revolver	SOFR+635, 1.00% Floor	12/31/25	4,145	(42)	(15)	(8)(9)(20)(21)(23)
					36,853	36,925
Camin Cargo
Camin Cargo Control Holdings, Inc.	First Lien Secured Debt	SOFR+600, 1.00% Floor	12/06/29	$4,000	$945	$911	(9)(21)(23)(30)
	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	12/06/29	1,000	(22)	(22)	(8)(9)(21)(23)
					923	889
Heniff and Superior
Heniff Holdco, LLC	First Lien Secured Debt	SOFR+585, 1.00% Floor	12/03/26	29,443	29,153	29,296	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+585, 1.00% Floor	12/03/24	3,925	1,488	1,495	(9)(20)(21)(23) (30)
					30,641	30,791
IronClad
Ironhorse Purchaser, LLC	First Lien Secured Debt	SOFR+650, 1.00% Floor	09/30/27	4,517	2,978	2,977	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+650, 1.00% Floor	09/30/27	483	268	268	(9)(20)(21)(23)(31)
					3,246	3,245
MSEA Tankers LLC
MSEA Tankers LLC (5)	Common Equity - Class A Units	N/A	N/A		15,791	45	(13)(17)(18)(24)
		Total Transportation – Cargo, Distribution			$87,454	$71,895
Utilities - Electric
Congruex
Congruex Group LLC	First Lien Secured Debt	SOFR+590, 0.75% Floor	05/03/29	$14,775	$14,489	$14,369	(9)(31)
		Total Utilities – Electric			$14,489	$14,369

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (34)	Fair Value (1)(35)
Wholesale
Banner Solutions
Banner Buyer, LLC	First Lien Secured Debt	SOFR+585, 1.00% Floor	10/31/25	$15,025	$14,933	$14,934	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+585, 0.00% Floor	10/31/25	1,935	(13)	(12)	(8)(9)(21)(23)
Banner Parent Holdings, Inc.	Common Equity - Common Stock	N/A	N/A	6,125 Shares	613	549	(9)(13)
					15,533	15,471
Thomas Scientific
BSP-TS, LP	Preferred Equity - Preferred Equity	N/A	N/A	17 Shares	17	18	(9)(13)(24)
	Common Equity - Common Stock	N/A	N/A	185 Shares	185	161	(9)(13)
Thomas Scientific, LLC	First Lien Secured Debt	SOFR+640, 1.00% Floor	12/14/27	31,254	30,809	30,735	(9)(31)
	First Lien Secured Debt - Revolver	P+525	12/14/27	2,963	405	395	(9)(21)(23)(28)
					31,416	31,309
		Total Wholesale			$46,949	$46,780
Total Investments before Cash Equivalents					$2,538,142	$2,334,199
J.P. Morgan U.S. Government Money Market Fund		N/A	N/A	140	$140	$140	(34)
Goldman Sachs Financial Square Government Fund		N/A	N/A	112	$112	$112	(34)
Total Investments after Cash Equivalents					$2,538,394	$2,334,451	(6)(7)

____________________

(1)
Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (See Note 2 to the consolidated financial statements).
(2)
Preferred and ordinary shares in Solarplicity UK Holdings Limited are GBP denominated equity investments. Common shares in 1244311 B.C. Ltd. are CAD denominated equity investments.
(3)
Denotes investments in which the Company owns greater than 25% of the equity, where the governing documents of each entity preclude the Company from exercising a controlling influence over the management or policies of such entity. The Company does not have the right to elect or appoint more than 25% of the directors or another party has the right to elect or appoint more directors than the Company and has the right to appoint certain members of senior management. Therefore, the Company has determined that these entities are not controlled affiliates. As of December 31, 2023, we had a 100% equity ownership interest in Golden Bear 2016-R, LLC, a collateralized loan obligation.

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

(In thousands, except share data)

(4)
Denotes investments in which we are an “Affiliated Person,” as defined in the 1940 Act, due to holding the power to vote or owning 5% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of December 31, 2022 and December 31, 2023 along with transactions during the twelve months ended December 31, 2023 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2022	Gross Additions ●	Gross Reductions ■	Net Change in Unrealized Gains (Losses)	Fair Value at December 31, 2023	Net Realized Gains (Losses)	Interest/ Dividend/ Other Income
1244311 B.C. Ltd., Common Stock	$339	$—	$—	$748	$1,087	$—	$—
1244311 B.C. Ltd., Term Loan	3,830	115	(378)	173	3,740	—	421
AIC SPV Holdings II, LLC, Preferred Equity*	74	—	(74)	—	—	—	—
Carbonfree Chemicals Holdings LLC, Common Stock	20,202	—	—	(1,475)	18,727	—	—
FC2 LLC, Term Loan	12,500	—	—	1	12,501	—	817
FC2 LLC, Common Stock	—	—	—	—	—	—	—
Golden Bear 2016-R, LLC, Membership Interests	9,413	131	—	1,168	10,712	—	—
GSC Technologies Inc., Term Loan	177	7	(198)	14	—	—	13
Pelican Energy, LLC, Common Stock	195	—	(469)	414	140	—	—
Renew Financial LLC (f/k/a Renewable Funding, LLC), Series B Preferred Stock*	—	—	—	—	—	—	—
Renew Financial LLC (f/k/a Renewable Funding, LLC), Series D Preferred Stock*	—	—	—	—	—	—	—
Renew Financial LLC (f/k/a Renewable Funding, LLC), Series E Preferred Stock	—	—	—	—	—	—	—
Renew Financial LLC (f/k/a Renewable Funding, LLC), Preferred Equity*	1,961	—	(1,961)	—	—	—	—
Renew Financial LLC (f/k/a Renewable Funding, LLC), Common Stock*	—	—	—	—	—	—	—
Renew JV LLC, Membership Interests*	449	—	(449)	—	—	—	—
Auto Pool 2023 Trust (Del. Stat. Trust)	—	29,946	(2,082)	2,757	30,621	—	1,010
	$49,141	$30,199	$(5,611)	$3,799	$77,528	$—	$2,261

* As of December 31, 2023 this investment was not considered to be an “Affiliated Person” to the Company. The Company’s ownership of, or power to vote, the outstanding voting securities of the investment was reduced below 5% during the current period.

● Gross additions include increases in the basis of investments resulting from new portfolio investments, payment-in-kind interest or dividends, the accretion of discounts, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.

■ Gross reductions include decreases in the basis of investments resulting from principal collections related to investment repayments or sales, the amortization of premiums, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

(In thousands, except share data)

(5)
Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Fair value as of December 31, 2022 and December 31, 2023 along with transactions during the twelve months ended December 31, 2023 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2022	Gross Additions ●	Gross Reductions ■	Net Change in Unrealized Gains (Losses)	Fair Value at December 31, 2023	Net Realized Gains (Losses)	Interest/ Dividend/ Other Income
Majority Owned Company
ChyronHego Corporation, Preferred Equity	$22,500	$—	$—	$(1,872)	$20,628	$—	$—
ChyronHego Corporation, Revolver	8,956	1,044	(9,989)	(11)	—	—	440
ChyronHego Corporation, Term Loan	91,042	1,246	(91,833)	(455)	—	—	4,823
ChyronHego US Holding Corporation, Term Loan	—	106,691	—	215	106,906	—	5,379
ChyronHego US Holding Corporation, Revolver	—	1,300	—	—	1,300	—	18
Merx Aviation Finance, LLC, Letter of Credit	—	—	—	—	—	—	30
Merx Aviation Finance, LLC, Membership Interests	111,446	—	—	5,597	117,043	—	—
Merx Aviation Finance, LLC, Revolver	150,000	—	(75,926)	2	74,076	—	8,321
MSEA Tankers LLC, Class A Units	4,256	—	(3,605)	(606)	45	—	—
Controlled Company
SHD Oil & Gas, LLC, Series C Units	580	—	—	(234)	346	—	—
SHD Oil & Gas, LLC, Series A Units	—	—	—	—	—	—	—
	$388,780	$110,281	$(181,353)	$2,636	$320,344	$—	$19,011

● Gross additions include increases in the basis of investments resulting from new portfolio investments, payment-in-kind interest or dividends, the accretion of discounts, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.

■ Gross reductions include decreases in the basis of investments resulting from principal collections related to investment repayments or sales, the amortization of premiums, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

As of December 31, 2023, the Company had an 87%, 100%, 100% and 38% equity ownership interest in ChyronHego Corporation; Merx Aviation Finance, LLC; MSEA Tankers, LLC; and SHD Oil & Gas, LLC (f/k/a Spotted Hawk Development LLC), respectively.

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

(In thousands, except share data)

(6)
Aggregate gross unrealized gain and loss for federal income tax purposes is $60,869 and $271,663, respectively. Net unrealized loss is $210,794 based on a tax cost of $2,545,245.
(7)
Substantially all securities are pledged as collateral to the Company's credit facilities (see Note 7 to the consolidated financial statements). For investments that are pledged to the Company's credit facilities, a single investment may be divided into parts that are individually pledged as collateral to separate credit facilities. As such, these securities are not available as collateral to our general creditors.
(8)
The negative fair value is the result of the commitment being valued below par.
(9)
These are co-investments made with the Company’s affiliates in accordance with the terms of the exemptive order the Company received from the Securities and Exchange Commission (the “SEC”) permitting us to do so. (See Note 4 to the consolidated financial statements for discussion of the exemptive order from the SEC.)
(10)
Other than the investments noted by this footnote, the fair value of the Company’s investments is determined using unobservable inputs that are significant to the overall fair value measurement. See Note 2 to the consolidated financial statements for more information regarding ASC 820, Fair Value Measurements (“ASC 820”).
(11)
These investments have a maturity date prior to the end of the current period. Sonar Entertainment is expected to be paid down in a series of payments subsequent to the stated maturity date. Additional proceeds are expected from Crowne Automotive and Solarplicity Group after the resolution of bankruptcy proceedings, or other corporate actions, at each respective issuer.
(12)
Par amount is denominated in USD unless otherwise noted, Euro (“€”), British Pound (“£”), Canadian Dollar (“C$”), and Australian Dollar (“A$”) .
(13)
Non-income producing security.
(14)
Non-accrual status (See Note 2 to the consolidated financial statements).
(15)
The underlying investments of AIC SPV Holdings II, LLC is a securitization in which the Company owns preferred shares representing 14.25% economic interest.
(16)
AIC Spotted Hawk Holdings, LLC, AIC SHD Holdings, LLC, AIC Pelican Holdings, LLC, AIC SB Holdings LLC and AP Surf Investments, LLC are wholly owned special purpose vehicles which only hold investments of the underlying portfolio companies and have no other significant assets or liabilities. AIC Spotted Hawk Holdings, LLC holds equity and debt investments in SHD Oil & Gas, LLC. AIC SHD Holdings LLC holds equity investments in SHD Oil & Gas, LLC. and equity investments in both Carbonfree Chemicals Holdings, LLC and Carbonfree Chemicals SA, LLC. AIC Pelican Holdings, LLC holds an equity investment in Pelican Energy, LLC. AP Surf Investments, LLC holds equity investments in Surf Opco, LLC. AIC SB Holdings LLC holds equity investments in Gainline Galaxy Holdings LLC.
(17)
Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of December 31, 2023, non-qualifying assets represented approximately 5.5% of the total assets of the Company.
(18)
As of December 31, 2023, MSEA Tankers, LLC had various classes of limited liability interests outstanding of which the Company holds Class A-1 and Class A-2 units which are identical except that Class A-1 unit is voting and Class A-2 unit is non-voting. The units entitle the Company to appoint two out of three managers to the board of managers.
(19)
In addition to the interest earned based on the stated rate of this loan, the Company may be entitled to receive additional interest as a result of its arrangement with other lenders in a syndication.
(20)
As of December 31, 2023, there were letters of credit issued and outstanding through the Company under Senior Secured Facility.
(21)
The undrawn portion of these committed revolvers and delayed draw term loans includes a commitment and unused fee rate.
(22)
A letter of credit associated with this investment has been issued through the Company’s Senior Secured Facility. In the event of draw of funds the related funding would be pro-rated for all existing lenders in the investment.

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

(In thousands, except share data)

(23)
As of December 31, 2023, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 9 to the consolidated financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit **	Undrawn Commitment
A&V Holdings Midco, LLC	$1,505	$361	$—	$1,144
ACP Avenu Buyer, LLC	6,250	—	—	6,250
AMI US Holdings Inc.	2,907	—	—	2,907
Acentra Holdings, LLC (fka CNSI Holdings, LLC)	2,000	733	—	1,267
Activ Software Holdings, LLC	2,407	—	—	2,407
Alcami Corporation	1,781	—	—	1,781
Alpinex Opco, LLC	1,489	596	—	893
Athlete Buyer, LLC	652	—	—	652
Banner Buyer, LLC	1,935	—	—	1,935
Beacon Mobility Corp.	59,145	—	34,336	24,809
Berner Food & Beverage, LLC	2,881	1,377	—	1,504
Bird Rides, Inc.	5,167	—	—	5,167
Camin Cargo Control Holdings, Inc.	4,000	—	—	4,000
Cave Enterprises Operations, LLC	1,333	—	—	1,333
Celerion Buyer, Inc.	1,918	—	—	1,918
Cerus Corporation	6,500	1,763	—	4,737
ChyronHego US Holding Corporation	5,000	1,300	—	3,700
CircusTrix Holdings LLC	4,000	—	—	4,000
Club Car Wash Operating, LLC	2,900	1,625	—	1,275
Compu-Link Corporation	2,273	—	—	2,273
Compu-Link Corporation (dba Celink)	610	—	—	610
Digital.ai Software Holdings, Inc.	2,419	1,028	—	1,391
Eagle Purchaser, Inc.	1,500	263	—	1,237
Eldrickco Limited*	4,051	452	—	3,599
EmpiRx Health LLC	909	—	227	682
ExactCare Parent, Inc.	1,967	—	—	1,967
G Treasury SS LLC	2,250	—	—	2,250
GB001, Inc.	24,000	—	—	24,000
GI Apple Midco LLC	1,262	310	39	913
GS SEER Group Borrower LLC	1,523	—	—	1,523
Gabriel Partners, LLC	665	266	—	399
Gateway US Holdings, Inc.	304	—	—	304
Go Car Wash Management Corp.	13,142	—	—	13,142
Graffiti Buyer, Inc.	1,307	451	—	856
Green Grass Foods, Inc.	1,250	—	—	1,250
Guernsey Holdings SDI LA LLC	1,167	—	—	1,167
Gutter Buyer, Inc.	2,727	2,625	102	—
HEF Safety Ultimate Holdings, LLC	7,500	400	—	7,100
HRO (Hero Digital) Holdings, LLC	9,617	2,520	31	7,066
HSI HALO Acquisition, Inc.	813	813	—	—
Health Management Associates Superholdings, Inc.	768	—	5	763
Heniff Holdco, LLC	3,925	1,504	164	2,257
High Street Buyer, Inc.	2,203	—	—	2,203
Hive Intermediate, LLC	2,326	633	—	1,693
HomeRenew Buyer, Inc.	1,958	1,958	—	—
IW Buyer LLC	393	—	9	384
Ironhorse Purchaser, LLC	1,932	277	13	1,642
JF Acquisition, LLC	1,569	—	—	1,569
Jacent Strategic Merchandising	3,500	1,564	—	1,936
KL Charlie Acquisition Company	1,962	1,439	—	523
Kauffman Intermediate, LLC	1,243	311	155	777
Kure Pain Holdings, Inc.	2,654	—	—	2,654

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

(In thousands, except share data)

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit **	Undrawn Commitment
LS Clinical Services Holdings, Inc.	1,875	750	—	1,125
Lash OpCo, LLC	1,612	1,216	—	396
LendingPoint LLC	8,333	8,333	—	—
Lifelong Learner Holdings, LLC	2,985	2,982	—	3
Litify LLC	833	—	—	833
M&M OPCO, LLC	476	—	—	476
Magnate Holding Corp.	3,150	3,150	—	—
Marlin DTC-LS Midco 2, LLC	685	—	—	685
Maxor National Pharmacy Services, LLC	1,530	—	—	1,530
Medical Guardian, LLC	8,571	552	—	8,019
Merx Aviation Finance, LLC	80,252	74,075	6,177	—
Midwest Vision Partners Management, LLC	612	612	—	—
Mobile Communications America, Inc.	10,000	—	—	10,000
Momentx Corporation	1,257	1,257	—	—
Naviga Inc. (fka Newscycle Solutions, Inc.)	500	450	—	50
New Era Technology, Inc.	1,732	—	—	1,732
Norvax, LLC	3,182	—	—	3,182
Omada Health, Inc.	1,550	5	—	1,545
PARS Group LLC	952	—	—	952
PHS Buyer, Inc.	2,000	1,335	—	665
Pace Health Companies, LLC	1,400	—	118	1,282
Paladone Group Bidco Limited	1,412	—	—	1,412
Paladone Group Bidco Limited*	449	—	—	449
Patriot Foods Buyer, Inc.	750	—	—	750
Pave America Interco, LLC (f/k/a Pavement Partners Interco, LLC)	942	—	—	942
Precision Refrigeration & Air Conditioning LLC	6,705	853	—	5,852
Project Comfort Buyer, Inc.	1,731	—	—	1,731
Protein For Pets Opco, LLC	2,219	—	—	2,219
Purchasing Power Funding I, LLC	9,112	9,112	—	—
RHI Acquisition LLC	3,300	—	—	3,300
Roscoe Medical, Inc	1,393	533	—	860
SI Holdings, Inc.	3,413	512	—	2,901
Shelby 2021 Holdings Corp.	969	—	—	969
Sigma Buyer LLC	1,500	100	—	1,400
Silk Holdings III Corp.	20,125	—	—	20,125
Simeio Group Holdings, Inc.	1,731	1,156	—	575
Sirsi Corporation	429	—	—	429
Smith Topco, Inc.	1,128	—	—	1,128
Springbrook Holding Company, LLC	1,463	—	—	1,463
Surf Opco, LLC	20,000	15,882	333	3,785
TELA Bio, Inc.	3,333	—	—	3,333
THLP CO. LLC	4,494	2,106	180	2,208
TS Investors, LLC	554	—	—	554
Telesoft Holdings, LLC	2,273	326	—	1,947
TerSera Therapeutics LLC	1,140	—	—	1,140
Thomas Scientific, LLC	2,963	444	—	2,519
TissueTech, Inc.	6,250	500	—	5,750
Treace Medical Concepts, Inc.	23,417	400	—	23,017
Trench Plate Rental Co.	1,818	590	125	1,103
Truck-Lite Co., LLC	3,052	—	95	2,957
Turbo Buyer, Inc.	923	—	—	923
US Fertility Enterprises, LLC	62	28	—	34
USLS Acquisition, Inc.	1,608	965	27	616
Ultimate Baked Goods Midco LLC	3,244	—	645	2,599
Unchained Labs, LLC	726	—	—	726

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

(In thousands, except share data)

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit **	Undrawn Commitment
Upstack Holdco Inc.	3,000	900	110	1,990
Village Pet Care, LLC	5,250	—	—	5,250
WelldyneRX, LLC	1,923	—	—	1,923
Westfall Technik, Inc.	2,042	2,042	—	—
Wildcat BuyerCo, Inc.	2,851	—	30	2,821
Yak Access LLC	5,000	1,250	—	3,750
Total Commitments	$507,640	$156,985	$42,921	$307,734

* These investments are in a foreign currency and the total commitment has been converted to USD using the December 31, 2023 exchange rate.

** For all letters of credit issued and outstanding on December 31, 2023, $42,921 will expire in 2024.

(24)
Securities that are exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2023, the aggregate fair value of these securities is $158,771 or 16% of the Company's net assets. The acquisition dates of the restricted securities are as follows:

Issuer	Investment Type	Acquisition Date
1244311 B.C. Ltd.	Common Equity - Common Stock	9/30/2020
BSP-TS, LP	Preferred Equity - Preferred Equity	10/23/2023
Carbonfree Chemicals Holdings LLC	Common Equity - Common Equity / Interest	11/1/2019
ChyronHego Corporation	Preferred Equity - Preferred Equity	12/29/2020
FC2 LLC	Common Equity - Common Stock	10/14/2022
Greylock Holdings LLC	Common Equity - Common Stock	3/16/2023
GS SEER Group Holdings, LLC	Common Equity - Common Stock	4/28/2023
Litify Holdings Inc.	Common Equity - Common Stock	2/3/2023
Maxor Topco, L.P.	Preferred Equity - Preferred Equity	3/1/2023
Merx Aviation Finance, LLC	Common Equity - Membership Interests	9/1/2022
MSEA Tankers LLC	Common Equity - Class A Units	12/12/2014
Nutpods Holdings, Inc.	Common Equity - Common Stock	12/26/2023
Pelican Energy, LLC	Common Equity - Membership Interests	3/28/2012
SHD Oil & Gas, LLC	Common Equity - Series A Units	11/18/2016
SHD Oil & Gas, LLC	Common Equity - Series C Units	12/27/2012
Silk Holdings I Corp.	Common Equity - Common Stock	5/1/2023

(25)
The Company has approximately 22.5% ownership interest in the Auto Pool 2023 Trust (Del. Stat. Trust). Auto Pool 2023 Trust holds underlying assets that consist of a pool of retail auto loans and residual interests in auto loan trusts. The Company also continues to have an interest in any residual assets from the bankruptcy proceedings related to U.S. Auto Finance.
(26)
Mannkind Corporation is subject to an interest rate cap. The investment is capped at the lesser of 8.25% and the stated interest rate.
(27)
Treace Medical Concepts, Inc. is subject to an interest rate cap. The investment is capped at the lesser of stated interest rate and 3.00% plus the applicable margin.
(28)
The interest rate on these loans is subject to Prime, which as of December 31, 2023 was 8.50%.
(29)
The interest rate on these loans is subject to SONIA, which as of December 31, 2023 was 5.19%.
(30)
The interest rate on these loans is subject to 1 month SOFR, which as of December 31, 2023 was 5.35%.
(31)
The interest rate on these loans is subject to 3 months SOFR, which as of December 31, 2023 was 5.33%.
(32)
The interest rate on these loans is subject to 6 months SOFR, which as of December 31, 2023 was 5.16%.
(33)
The interest rate on these loans is subject to 12 months SOFR, which as of December 31, 2023 was 4.77%.

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

(In thousands, except share data)

(34)
The following shows the composition of the Company’s portfolio at cost by control designation, investment type and industry as of December 31, 2023:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Non-Controlled / Non-Affiliated Investments
Advertising, Printing & Publishing	$47,082	$—	$—	$—	$—	$433	$—	$47,515
Automotive	60,152	—	—	—	—	23,971	—	84,123
Aviation and Consumer Transport	5,300	—	—	—	—	—	—	5,300
Beverage, Food & Tobacco	110,113	—	—	—	448	1,534	—	112,095
Business Services	256,321	31,060	—	—	89	2,038	—	289,508
Chemicals, Plastics & Rubber	23,418	—	—	—	—	—	—	23,418
Construction & Building	49,631	—	—	—	—	500	—	50,131
Consumer Goods – Durable	24,707	—	—	—	—	107	—	24,814
Consumer Goods – Non-durable	84,351	—	—	—	492	2,234	—	87,077
Consumer Services	159,987	—	—	—	—	—	—	159,987
Diversified Investment Vehicles, Banking, Finance, Real Estate	43,375	—	—	—	—	100	—	43,475
Energy – Electricity	7,231	—	—	—	6,157	17,123	—	30,511
Healthcare & Pharmaceuticals	412,585	—	—	—	633	256	389	413,863
High Tech Industries	319,790	—	—	—	—	1,107	—	320,897
Hotel, Gaming, Leisure, Restaurants	29,495	—	—	—	—	—	—	29,495
Insurance	47,879	—	—	—	—	—	—	47,879
Manufacturing, Capital Equipment	48,652	7,976	—	—	11,849	250	—	68,727
Retail	30,814	—	—	—	—	—	—	30,814
Telecommunications	2,305	7,238	—	—	—	—	—	9,543
Transportation – Cargo, Distribution	71,663	—	—	—	—	—	—	71,663
Utilities – Electric	14,489	—	—	—	—	—	—	14,489
Wholesale	46,134	—	—	—	17	798	—	46,949
Total Non-Controlled / Non-Affiliated Investments	$1,895,474	$46,274	$—	$—	$19,685	$50,451	$389	$2,012,273
Non-Controlled / Affiliated Investments
Chemicals, Plastics & Rubber	$12,500	$—	$—	$—	$—	$56,505	$—	$69,005
Consumer Goods – Durable	3,848	—	—	—	—	1,000	—	4,848
Consumer Services	—	—	—	27,865	—	—	—	27,865
Diversified Investment Vehicles, Banking, Finance, Real Estate	—	—	—	17,128	—	—	—	17,128
Energy – Oil & Gas	—	—	—	—	—	11,802	—	11,802
Total Non-Controlled / Affiliated Investments	$16,348	$—	$—	$44,993	$—	$69,307	$—	$130,648
Controlled Investments
Aviation and Consumer Transport	$74,075	$—	$—	$—	$—	$146,500	$—	$220,575
Energy – Oil & Gas	—	—	—	—	—	44,865	—	44,865
High Tech Industries	107,990	—	—	—	6,000	—	—	113,990
Transportation – Cargo, Distribution	—	—	—	—	—	15,791	—	15,791
Total Controlled Investments	$182,065	$—	$—	$—	$6,000	$207,156	$—	$395,221
Total	$2,093,887	$46,274	$—	$44,993	$25,685	$326,914	$389	$2,538,142

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

(In thousands, except share data)

(35) The following shows the composition of the Company’s portfolio at fair value by control designation, investment type and industry as of December 31, 2023:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total	% of Net Assets
Non-Controlled / Non-Affiliated Investments
Advertising, Printing & Publishing	$45,805	$—	$—	$—	$—	$524	$—	$46,329	4.61%
Automotive	59,097	—	—	—	—	1,979	—	61,076	6.08%
Aviation and Consumer Transport	5,286	—	—	—	—	—	—	5,286	0.53%
Beverage, Food & Tobacco	109,270	—	—	—	148	2,310	—	111,728	11.11%
Business Services	255,546	17,908	—	—	89	3,312	—	276,855	27.54%
Chemicals, Plastics & Rubber	22,834	—	—	—	—	—	—	22,834	2.27%
Construction & Building	49,209	—	—	—	—	137	—	49,346	4.91%
Consumer Goods – Durable	24,728	—	—	—	—	826	—	25,554	2.54%
Consumer Goods – Non-durable	84,335	238	—	—	73	302	—	84,948	8.45%
Consumer Services	159,230	—	—	—	—	—	—	159,230	15.84%
Diversified Investment Vehicles, Banking, Finance, Real Estate	43,085	—	—	—	—	86	—	43,171	4.29%
Energy – Electricity	2,146	—	—	—	109	508	—	2,763	0.27%
Healthcare & Pharmaceuticals	405,851	—	—	—	709	2,829	199	409,588	40.74%
High Tech Industries	319,151	—	—	—	—	2,000	—	321,151	31.95%
Hotel, Gaming, Leisure, Restaurants	29,399	—	—	—	—	—	—	29,399	2.92%
Insurance	47,546	—	—	—	—	—	—	47,546	4.73%
Manufacturing, Capital Equipment	48,494	7,710	—	—	10,631	433	—	67,268	6.69%
Retail	30,929	—	—	—	—	—	—	30,929	3.08%
Telecommunications	2,296	6,031	—	—	—	—	—	8,327	0.83%
Transportation – Cargo, Distribution	71,850	—	—	—	—	—	—	71,850	7.15%
Utilities – Electric	14,369	—	—	—	—	—	—	14,369	1.43%
Wholesale	46,052	—	—	—	18	710	—	46,780	4.65%
Total Non-Controlled / Non-Affiliated Investments	$1,876,508	$31,887	$—	$—	$11,777	$15,956	$199	$1,936,327	192.61%
% of Net Assets	186.66%	3.17%	0.00%	0.00%	1.17%	1.59%	0.02%	192.61%
Non-Controlled / Affiliated Investments
Chemicals, Plastics & Rubber	$12,501	$—	$—	$—	$—	$18,727	$—	$31,228	3.11%
Consumer Goods – Durable	3,740	—	—	—	—	1,087	—	4,827	0.48%
Consumer Services	—	—	—	30,621	—	—	—	30,621	3.05%
Diversified Investment Vehicles, Banking, Finance, Real Estate	—	—	—	10,712	—	—	—	10,712	1.07%
Energy – Oil & Gas	—	—	—	—	—	140	—	140	0.01%
Total Non-Controlled / Affiliated Investments	$16,241	$—	$—	$41,333	$—	$19,954	$—	$77,528	7.72%
% of Net Assets	1.62%	0.00%	0.00%	4.11%	0.00%	1.99%	0.00%	7.72%
Controlled Investments
Aviation and Consumer Transport	$74,076	$—	$—	$—	$—	$117,043	$—	$191,119	19.01%
Energy – Oil & Gas	—	—	—	—	—	346	—	346	0.03%
High Tech Industries	108,206	—	—	—	20,628	—	—	128,834	12.82%
Transportation – Cargo, Distribution	—	—	—	—	—	45	—	45	0.00%
Total Controlled Investments	$182,282	$—	$—	$—	$20,628	$117,434	$—	$320,344	31.86%
% of Net Assets	18.13%	0.00%	0.00%	0.00%	2.05%	11.68%	0.00%	31.86%
Total	$2,075,031	$31,887	$—	$41,333	$32,405	$153,344	$199	$2,334,199	232.19%
% of Net Assets	206.41%	3.17%	0.00%	4.11%	3.22%	15.26%	0.02%	232.19%

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

(In thousands, except share data)

Industry Classification	Percentage of Total Investments (at Fair Value) as of December 31, 2023
High Tech Industries	19.3%
Healthcare & Pharmaceuticals	17.6%
Business Services	11.9%
Aviation and Consumer Transport	8.4%
Consumer Services	8.1%
Beverage, Food & Tobacco	4.8%
Consumer Goods – Non-durable	3.6%
Transportation – Cargo, Distribution	3.1%
Manufacturing, Capital Equipment	2.9%
Automotive	2.6%
Chemicals, Plastics & Rubber	2.3%
Diversified Investment Vehicles, Banking, Finance, Real Estate	2.3%
Construction & Building	2.1%
Insurance	2.0%
Wholesale	2.0%
Advertising, Printing & Publishing	2.0%
Retail	1.3%
Consumer Goods – Durable	1.3%
Hotel, Gaming, Leisure, Restaurants	1.3%
Utilities – Electric	0.6%
Telecommunications	0.4%
Energy – Electricity	0.1%
Energy – Oil & Gas	0.0%
Total Investments	100.0%

See notes to consolidated financial statements.

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

See notes to consolidated financial statements.

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

See notes to consolidated financial statements.

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

See notes to consolidated financial statements.

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

See notes to consolidated financial statements.

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

See notes to consolidated financial statements.

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

See notes to consolidated financial statements.

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

See notes to consolidated financial statements.

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

See notes to consolidated financial statements.

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

See notes to consolidated financial statements.

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

See notes to consolidated financial statements.

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

See notes to consolidated financial statements.

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

See notes to consolidated financial statements.

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

See notes to consolidated financial statements.

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

See notes to consolidated financial statements.

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

See notes to consolidated financial statements.

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

•
Gross additions include increases in the basis of investments resulting from new portfolio investments, payment-in-kind interest or dividends, the accretion of discounts, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
▪
Gross reductions include decreases in the basis of investments resulting from principal collections related to investment repayments or sales, the amortization of premiums, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

See notes to consolidated financial statements.

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

As of December 31, 2022, the Company had an 87%, 100%, 98% and 38% equity ownership interest in ChyronHego Corporation; Merx Aviation Finance, LLC; MSEA Tankers, LLC; and SHD Oil & Gas, LLC (f/k/a Spotted Hawk Development LLC), respectively.
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

See notes to consolidated financial statements.

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
(17)
Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of December 31, 2022 non-qualifying assets represented approximately 7.4% of the total assets of the Company.
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

See notes to consolidated financial statements.

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

See notes to consolidated financial statements.

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

*These investments are in a foreign currency and the total commitment has been converted to USD using the December 31, 2022 exchange rate.

** For all letters of credit issued and outstanding on December 31, 2022, $42,488 will expire in 2023 and $405 will expire in 2024.

See notes to consolidated financial statements.

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

See notes to consolidated financial statements.

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

See notes to consolidated financial statements.

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

See notes to consolidated financial statements.

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

See notes to consolidated financial statements.

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

See notes to consolidated financial statements.

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

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 1. Organization

MidCap Financial Investment Corporation (the “Company”, “MFIC”, “we”, “us”, or “our”), a Maryland corporation incorporated on February 2, 2004, is a closed-end, externally managed, diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We commenced operations on April 8, 2004 receiving net proceeds of $870,000 from our initial public offering by selling 62 million shares of common stock at a price of $15.00 per share (20.7 million shares at a price of $45.00 per share adjusted for the one-for-three reverse stock split). Since then, and through December 31, 2023, we have raised approximately $2,240,067 in net proceeds from additional offerings of common stock and repurchased common stock for $248,107.

On August 1, 2022, the Company changed its name from “Apollo Investment Corporation” to “MidCap Financial Investment Corporation”. Our common stock began to trade under the ticker “MFIC” on the NASDAQ Global Stock Market on August 12, 2022.

On November 3, 2022, the Company's Board changed the Company’s fiscal year end from March 31 to December 31, effective December 31, 2022. See Note 3 to the consolidated financial statements for further information.

On November 7, 2023, the Company entered into (i) an Agreement and Plan of Merger (the “AFT Merger Agreement”) with Apollo Senior Floating Rate Fund Inc., a Maryland corporation (“AFT”), AFT Merger Sub, Inc., a Maryland corporation and a direct wholly-owned subsidiary of the Company (“AFT Merger Sub”), and, solely for the limited purposes set forth therein, the Adviser, and (ii) an Agreement and Plan of Merger (the “AIF Merger Agreement” and, together with the AFT Merger Agreement, the “Merger Agreements”) with Apollo Tactical Income Fund Inc., a Maryland corporation (“AIF”), AIF Merger Sub, Inc., a Maryland corporation and a direct wholly-owned subsidiary of the Company (“AIF Merger Sub”), and, solely for the limited purposes set forth therein, the Adviser. The Merger Agreements provide that, subject to the terms and conditions set forth in the applicable Merger Agreement, at the effective time of such merger, AFT and AIF will, through a two-step merger process, merge with and into the Company, with the Company continuing as the surviving company. Each of the Company’s Board of Directors, and AFT’s and AIF’s board of directors, including all of the respective independent directors, in each case, on the recommendation of special committees comprised solely of certain independent directors of the Company or AFT and AIF, as applicable, have approved the applicable Merger Agreement and the transactions contemplated thereby. Consummation of the Mergers, which is currently anticipated to occur in the first half of 2024, is subject to certain closing conditions, including requisite approvals of the Company’s, AFT’s and AIF’s stockholders and certain other closing conditions. For more information on the Mergers, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments.”

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

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

Note 2. Significant Accounting Policies

The following is a summary of the significant accounting and reporting policies used in preparing the consolidated financial statements.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the requirements on Form 10-K, ASC 946, Financial Services — Investment Companies (“ASC 946”), and Articles 6, 10 and 12 of Regulation S-X. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of the consolidated financial statements for the periods presented, have been included.

Under the 1940 Act, ASC 946, and the regulations pursuant to Article 6 of Regulation S-X, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services to benefit us.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income, expenses, gains and losses during the reported periods. Changes in the economic environment, financial markets, credit worthiness of our portfolio companies, and any other parameters used in determining these estimates could cause actual results to differ materially.

Consolidation

As provided under Regulation S-X and ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

As of December 31, 2023, the Company's consolidated subsidiary was MFIC Bethesda CLO 1 LLC.

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Cash and cash equivalents are carried at cost which approximates fair value. Cash and cash equivalents held as of December 31, 2023 was $93,575. Cash and cash equivalents held as of December 31, 2022 was $84,713.

Collateral on Option Contracts

Collateral on option contracts represents restricted cash held by our counterparty as collateral against our derivative instruments until such contracts mature or are settled upon per agreement of buyer and seller of the contract. In accordance with ASC 230, Statement of Cash Flows, the Consolidated Statements of Cash Flows outline the changes in cash, including both restricted and unrestricted cash, cash equivalents and foreign currencies. As of and for the periods ended December 31, 2023 and December 31, 2022 the Company did not hold any derivative contracts.

Investment Transactions

Investments are recognized when we assume an obligation to acquire a financial instrument and assume the risks for gains and losses related to that instrument. Investments are derecognized when we assume an obligation to sell a financial instrument and forego the risks for gains or losses related to that instrument. Specifically, we record all security transactions on a trade date basis. Amounts for investments recognized or derecognized but not yet settled are reported as a receivable for investments sold and a payable for investments purchased, respectively, in the Consolidated Statements of Assets and Liabilities.

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to each investment. The level assigned to the investment valuations may not be indicative of the risk or liquidity associated with investing in such investments. Because of the inherent uncertainties of valuation, the values reflected in the consolidated financial statements may differ materially from the values that would be received upon an actual disposition of such investments.

Investment Valuation Process

The Board has designated the Investment Adviser as its “valuation designee” pursuant to Rule 2a-5 under the 1940 Act, and in that role the Investment Adviser is responsible for performing fair value determinations relating to all of the Company's investments, including periodically assessing and managing any material valuation risks and establishing and applying fair value methodologies, in accordance with valuation policies and procedures that have been approved by the Company's Board of Directors (the “Board”). Even though the Company's Board of Directors designated the Company's Investment Adviser as “valuation designee,” the Company's Board of Directors continues to be responsible for overseeing the processes for determining fair valuation.

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Investments determined by these valuation procedures which have a fair value of less than $1 million during the prior fiscal quarter may be valued based on inputs identified by the Investment Adviser without the necessity of obtaining valuation from an independent valuation firm, if once annually an independent valuation firm using the procedures described herein provides an independent assessment of value. Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. During the twelve months ended December 31, 2023, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

Derivative Instruments

The Company recognizes all derivative instruments as assets or liabilities at fair value in its consolidated financial statements. Derivative contracts entered into by the Company are not designated as hedging instruments, and as a result the Company presents changes in fair value and realized gains or losses through current period earnings.

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

As of and for the twelve months ended December 31, 2023 and nine months ended December 31, 2022, the Company did not hold any derivative contracts.

Offsetting Assets and Liabilities

The Company has elected not to offset cash collateral against the fair value of derivative contracts. The fair values of these derivatives are presented on a gross basis, even when derivatives are subject to master netting agreements.

As of and for the twelve months ended December 31, 2023 and nine months ended December 31, 2022, the company did not hold any derivative contracts.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Valuation of Other Financial Assets and Financial Liabilities

ASC 825, Financial Instruments, permits an entity to choose, at specified election dates, to measure certain assets and liabilities at fair value (the “Fair Value Option”). We have not elected the Fair Value Option to report selected financial assets and financial liabilities. Debt issued by the Company is reported at amortized cost (see Note 7 to the consolidated financial statements). The carrying value of all other financial assets and liabilities approximates fair value due to their short maturities or their close proximity of the originations to the measurement date.

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Financing Costs

The Company records expenses related to shelf filings and applicable offering costs as deferred financing costs in the Consolidated Statements of Assets and Liabilities. To the extent such expenses relate to equity offerings, these expenses are charged as a reduction of capital upon utilization, in accordance with ASC 946-20-25, or charged to expense if no offering is completed.

The Company records origination and other expenses related to its debt obligations as deferred financing costs. The deferred financing cost for all outstanding debt is presented as a direct deduction from the carrying amount of the related debt liability, except that incurred under the Senior Secured Facility (as defined in Note 7 to the consolidated financial statements), which the Company presents as an asset on the Consolidated Statements of Assets and Liabilities. These expenses are deferred and amortized as part of interest expense using the straight-line method over the stated life of the obligation which approximates the effective yield method. In the event that we modify or extinguish our debt before maturity, the Company follows the guidance in ASC 470-50, Modification and Extinguishments (“ASC 470-50”). For modifications to or exchanges of our Senior Secured Facility (as defined in Note 7 to the consolidated financial statements), any unamortized deferred financing costs relating to lenders who are not part of the new lending group are expensed. For extinguishments of our senior secured notes and senior unsecured notes, any unamortized deferred financing costs are deducted from the carrying amount of the debt in determining the gain or loss from the extinguishment.

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Federal and State Income Taxes

We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must (among other requirements) meet certain source-of-income and asset diversification requirements and timely distribute to its stockholders at least 90% of its investment company taxable income as defined by the Code, for each year. The Company (among other requirements) has made and intends to continue to make the requisite distributions to its stockholders, which will generally relieve the Company from corporate-level income taxes. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to stockholders through December 31, 2023 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ending December 31, 2023. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividend and distributions and other permanent book and tax difference are reclassified to paid-in capital.

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the consolidated financial statements. As of December 31, 2023, there were no uncertain tax positions and no amounts accrued for interest or penalties. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal.

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

Note 3. Change in Year End

On November 3, 2022, the Company's Board changed the Company’s fiscal year end from March 31 to December 31, effective December 31, 2022. The Company filed a Transition Report on Form 10-KT which reflected our financial results for the transition period from April 1, 2022 to December 31, 2022. Financial statements for the twelve months ended March 31, 2022 continue to be presented on the basis of our previous fiscal year end.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

The following is selected financial data for the nine month period ending December 31, 2023 and the comparable transition period ending December 31, 2022.

	Nine Months Ended December 31,	Nine Months Ended December 31
	2023	2022
Investment Income
Interest income (excluding Payment-in-kind (“PIK”) interest income)	$203,332	$169,457
PIK Interest Income	2,222	2,662
Dividend income	1,397	779
Other income	1,793	2,711
Total Investment Income	$208,744	$175,609
Operating Expenses
Management fees	$13,105	$26,621
Performance-based incentive fees	18,369	5,691
Interest and other debt expenses	79,432	59,363
Administrative services expense	4,418	4,188
Other general and administrative expenses	7,875	6,551
Total expenses	123,199	102,414
Management and performance-based incentive fees waived	—	—
Performance-based incentive fee offset	—	(178)
Expense reimbursements	(971)	(770)
Net Expenses	$122,228	$101,466
Net Investment Income	$86,516	$74,143
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses)	1,034	(69,239)
Net change in unrealized gains (losses)	1,078	18,036
Net Realized and Change in Unrealized Gains (Losses)	$2,112	$(51,203)
Net Increase (Decrease) in Net Assets Resulting from Operations	$88,628	$22,940
Earnings (Loss) Per Share — Basic	1.36	0.36

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

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

For the year ended December 31, 2023, the nine months ended December 31, 2022 and the year ended March 31, 2022, respectively, the Company recognized $17,369, $26,621 and $36,142 of management fees, and $24,565, $5,691 and $11,681 of incentive fees before impact of waived fees. For the year ended December 31, 2023, the nine months ended December 31, 2022 and the year ended March 31, 2022, respectively, no management fees were waived (as not applicable). For the year ended December 31, 2023, the nine months ended December 31, 2022 and the year ended March 31, 2022, respectively, no incentive fees were waived.

As of December 31, 2023 and December 31, 2022, management and performance-based incentive fees payable were $10,729 and $9,060, respectively.

Fee Offset

On January 16, 2019, the Company and AIM entered into a fee offset agreement in connection with revenue realized by AIM and its affiliates for the management of certain aircraft assets. The Company received an offsetting credit against total incentive fees otherwise due to AIM under the investment advisory management agreement. The amount offset was initially 20% of the management fee revenue earned and incentive fee revenue realized by AIM and its affiliates in connection with managing aircraft assets on related insurance balance sheets (“New Balance Sheet Investments”), new aircraft managed account capital (“New Managed Accounts”) and new dedicated aircraft funds (“New Aircraft Funds”). Once the aggregate capital raised by the New Aircraft Funds or New Managed Accounts and capital invested by the New Balance Sheet Investments exceeded $3 billion cumulatively, the fee offset would step down to 10% of the amount of incremental management fee revenue earned and incentive fee revenue realized by AIM and its affiliates. The fee offset was supposed to be in place for seven years, however the incentive fees realized by AIM and its affiliates after this seven-year period from applicable investments that were raised or made within the seven-year period would also be used to offset incentive fees payable to AIM by the Company. The offset would be limited to the amount of incentive fee payable by the Company to AIM and any unapplied fee offset which exceeds the incentive fees payable in a given quarter will carry forward to be credited against the incentive fees payable by the Company in subsequent quarters.

Effective February 21, 2023, as a result of the planned reduction and the pending departure of certain Merx personnel, Merx and Apollo agreed to terminate the fee offset agreement in exchange for a termination fee of $7.5 million.

For the year ended December 31, 2023, the nine months ended December 31, 2022 and the year ended March 31, 2022, respectively, management fee and performance based fee offset was $274, $178 and $247.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Administration Agreement with AIA

The Company has also entered into an administration agreement with the Administrator (the “Administration Agreement”) under which AIA provides administrative services for the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator and requested to be reimbursed by the Administrator in performing its obligations under the Administration Agreement. The expenses include rent and the Company’s allocable portion of compensation and other related expenses for its Chief Financial Officer, Chief Legal Officer and Chief Compliance Officer and their respective staffs. For the year ended December 31, 2023, the nine months ended December 31, 2022 and the year ended March 31, 2022, the Company recognized administrative services expense under the Administration Agreement of $5,840, $4,188 and $5,835, respectively. There were no fees payable to AIA and its affiliates for expenses paid on our behalf as of December 31, 2023 and December 31, 2022.

Administrative Service Expense Reimbursement

Merx Aviation Finance, LLC (“Merx”), a wholly-owned portfolio company of the Company, has entered into an administration agreement with the Administrator (the “Merx Administration Agreement”) under which AIA provides administrative services to Merx and several Merx managed entities. For the year ended December 31, 2023, the nine months ended December 31, 2022 and the year ended March 31, 2022, respectively, the Company recognized administrative service expense reimbursements of $300, $226 and $300, respectively.

Debt Expense Reimbursements

The Company has also entered into debt expense reimbursement agreements with Merx and several other portfolio companies, which will reimburse the Company for reasonable out-of-pocket expenses incurred, including any interest, fees or other amounts incurred by the Company in connection with letters of credit issued on their behalf. For the year ended December 31, 2023, the nine months ended December 31, 2022 and the year ended March 31, 2022, respectively, the Company recognized debt expense reimbursements of $1,006, $544 and $43, respectively, under the debt expense reimbursement agreements.

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

As of December 31, 2023, the Company’s co-investment holdings were 77% of the portfolio or $1,808,017, measured at fair value. On a cost basis, 72% of the portfolio or $1,817,084 were co-investments. As of December 31, 2022, the Company’s co-investment holdings were 74% of the portfolio or $1,783,438, measured at fair value. On a cost basis, 69% of the portfolio or $1,797,140 were co-investments.

Merx Aviation

Effective January 16, 2019, Mr. Gary Rothschild, President and Chief Executive Officer of Merx, became an employee of Apollo Management Holdings, L.P. (“AMH”), an affiliate of the Company’s investment adviser. Mr. Rothschild also retained his role as the President and Chief Executive Officer of Merx.

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

On September 1, 2022, $110,700 of the Merx first lien secured revolver held by the Company was converted into common equity. On September 30, 2023, Merx amended its credit agreement and the commitment of the Merx first lien secured revolver decreased to $100,000. The balance of the Merx revolver as of December 31, 2023 was $74,075.

Sub-Servicing Agreement

On November 2, 2023, MFIC Bethesda CLO 1 LLC entered into a sub-servicing agreement with MidCap Financial Services, LLC (the “Sub-Servicing Agreement”), under which MidCap Financial Services, LLC provides management services to Bethesda CLO 1 Issuer in connection with the issuance of the Bethesda CLO 1 Notes. Under the Sub-Servicing Agreement, MFIC Bethesda CLO 1 LLC will pay MidCap Financial Services, LLC a fee in the amount of $100 on an annual basis.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 5. Earnings Per Share

The following table sets forth the computation of earnings (loss) per share (“EPS”), pursuant to ASC 260-10, for the twelve months ended December 31, 2023, the nine months ended December 31, 2022 and the twelve months ended March 31, 2022, respectively,

	Twelve Months Ended December 31,	Nine Months Ended December 31,	Twelve Months Ended March 31,
	2023	2022	2022
Basic Earnings Per Share
Net increase (decrease) in net assets resulting from operations	$118,760	$22,940	$82,364
Weighted average shares outstanding	65,330,350	64,585,966	64,516,533
Basic earnings (loss) per share	$1.82	$0.36	$1.28

Note 6. Investments

Fair Value Measurement and Disclosures

The following table shows the composition of our investment portfolio as of December 31, 2023, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$2,093,887	$2,075,031	$—	$—	$2,075,031
Second Lien Secured Debt	46,274	31,887	—	—	31,887
Unsecured Debt	—	—	—	—	—
Structured Products and Other	44,993	41,333	—	—	41,333
Preferred Equity	25,685	32,405	—	—	32,405
Common Equity/Interests	326,914	153,344	1,217	—	152,127
Warrants	389	199	—	—	199
Total Investments	$2,538,142	$2,334,199	$1,217	$—	$2,332,982
Money Market Fund	$252	$252	$252	$—	$—
Total Investments after Cash Equivalents	$2,538,394	$2,334,451	$1,469	$—	$2,332,982

The following table shows the composition of our investment and derivative portfolio as of December 31, 2022, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

The following table shows changes in the fair value of our Level 3 investments for the twelve months ended December 31, 2023:

	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Fair value as of December 31, 2022	$2,130,309	$70,919	$50	$9,413	$35,557	$149,314	$474	$2,396,036
Net realized gains (losses)	8,066	(978)	—	—	—	381	—	7,469
Net change in unrealized gains (losses)	1,808	20,424	—	3,924	11,692	(32,193)	(275)	5,380
Net amortization on investments	7,536	254	—	—	—	—	—	7,790
Purchases, including capitalized PIK (3)	521,876	138	2	30,077	67	23,754	—	575,914
Sales (3)	(594,564)	(58,870)	(52)	(2,081)	(14,911)	10,276	—	(660,202)
Transfers out of Level 3 (1)	—	—	—	—	—	—	—	—
Transfers into Level 3 (1)	—	—	—	—	—	595	—	595
Fair value as of December 31, 2023	$2,075,031	$31,887	$—	$41,333	$32,405	$152,127	$199	$2,332,982

Net change in unrealized gains (losses) on Level 3 investments still held as of December 31, 2023	$334	$(1,613)	$—	$4,977	$(1,258)	$4,209	$(274)	$6,375
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
(2)
Includes unfunded commitments measured at fair value of $(3,602).
(3)
Includes reorganizations and restructuring of investments.

The following table shows changes in the fair value of our Level 3 investments during the nine months ended December 31, 2022:

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of December 31, 2023 and December 31, 2022. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

The unobservable inputs used in the fair value measurement of our Level 3 investments as of December 31, 2023 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range		Weighted Average (1)
First Lien Secured Debt	$59,746	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	111,468	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
	1,903,817	Yield Analysis	Discount Rate	6.6%	25.1%	12.2%
Second Lien Secured Debt	2,207	Market Comparable Technique	Comparable Multiple	8.5x	8.5x	8.5x
	238	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
	29,442	Yield Analysis	Discount Rate	13.7%	25.8%	17.3%
Structured Products and Other	41,333	Yield Analysis	Discount Rate	13.0%	15.6%	14.9%
Preferred Equity	31,950	Market Comparable Technique	Comparable Multiple	2.8x	12.5x	11.1x
	268	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	—	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
	78	Residual Value	Residual Value	N/A	N/A	N/A
	109	Yield Analysis	Discount Rate	13.5%	13.5%	13.5%
Common Equity/Interests	12,898	Market Comparable Technique	Comparable Multiple	3.6x	26.0x	11.8x
	281	Option Pricing Model	Expected Volatility	30.0%	115.0%	59.1%
	125	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	—	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
	117,454	Yield Analysis	Discount Rate	13.5%	14.3%	14.3%
	21,369	Estimated Proceeds	Estimated Proceeds	N/A	N/A	N/A
Warrants	199	Option Pricing Model	Expected Volatility	50.0%	50.0%	50.0%
Total Level 3 Investments	$2,332,982

(1)
The weighted average information is generally derived by assigning each disclosed unobservable input a proportionate weight based on the fair value of the related investment. For the commodity price unobservable input, the weighted average price is an undiscounted price based upon the estimated production level from the underlying reserves.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

The unobservable inputs used in the fair value measurement of our Level 3 investments as of December 31, 2022 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range		Weighted Average (1)
First Lien Secured Debt	$150,000	Discounted Cash Flow	Discount Rate	11.4%	12.0%	12.0%
		Residual Value	Residual Value	N/A	N/A	N/A
	69,333	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	2,539	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
	1,908,437	Yield Analysis	Discount Rate	7.1%	52.8%	12.0%
Second Lien Secured Debt	6,429	Market Comparable Technique	Comparable Multiple	11.0x	11.0x	11.0x
	1,402	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
	62,849	Yield Analysis	Discount Rate	13.3%	23.1%	15.5%
	239	Sale Proceeds	Sale Proceeds	N/A	N/A	N/A
Structured Products and Other	9,413	Yield Analysis	Discount Rate	12.3%	12.3%	12.3%
Preferred Equity	33,183	Market Comparable Technique	Comparable Multiple	2.1x	19.3x	13.4x
	1,961	Option Pricing Model	Expected Volatility	90.0%	90.0%	90.0%
	250	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	11	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
	78	Residual Value	Residual Value	N/A	N/A	N/A
	74	Yield Analysis	Discount Rate	12.5%	12.5%	12.5%
Common Equity/Interests	111,446	Discounted Cash Flow	Discount Rate	11.4%	11.4%	11.4%
		Residual Value	Residual Value	N/A	N/A	N/A
	11,996	Market Comparable Technique	Comparable Multiple	6.5x	36.5x	13.3x
	190	Option Pricing Model	Expected Volatility	35.0%	90.0%	35.0%
	4,256	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	—	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
	449	Yield Analysis	Discount Rate	12.5%	12.5%	12.5%
	20,977	Sale Proceeds	Sale Proceeds	N/A	N/A	N/A
Warrants	474	Option Pricing Model	Expected Volatility	50.0%	50.0%	50.0%
Unsecured Debt	50	Recent Transaction	Recent Transaction	N/A	N/A	N/A
Total Level 3 Investments	$2,396,036

(1)
The weighted average information is generally derived by assigning each disclosed unobservable input a proportionate weight based on the fair value of the related investment. For the commodity price unobservable input, the weighted average price is an undiscounted price based upon the estimated production level from the underlying reserves.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Investment Transactions

For the year ended December 31, 2023, nine months ended December 31, 2022 and year ended March 31, 2022, respectively, purchases of investments on a trade date basis were $417,124, $499,632, and $1,140,849. For the year ended December 31, 2023, nine months ended December 31, 2022 and year ended March 31, 2022, respectively, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $504,346, $586,557 and $1,074,927.

PIK Income

The Company holds loans and other investments, including certain preferred equity investments, that have contractual PIK income. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. For the twelve months ended December 31, 2023, nine months ended December 31, 2022 and twelve months ended March 31, 2022, respectively, PIK income earned was $3,006, $2,662 and $4,075.

The following table shows the change in capitalized PIK balance for the twelve months ended December 31, 2023, nine months ended December 31, 2022 and twelve months ended March 31, 2022:

	Twelve Months Ended December 31,	Nine Months Ended December 31,	Twelve months ended March 31,
	2023	2022	2022
PIK balance at beginning of period	$21,533	$39,227	$41,947
PIK income capitalized	2,971	2,154	4,318
Adjustments due to investments exited or written off	(19)	(19,848)	(7,038)
PIK income received in cash	—	—	—
PIK balance at end of period	$24,485	$21,533	$39,227

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Dividend Income on CLOs and Structured Finance Products

The Company holds structured finance products and other investments. The CLO equity investments and structured finance products are entitled to recurring distributions which are generally equal to the excess cash flow generated from the underlying investments after payment of the contractual payments to debt holders and fund expenses. The Company records as dividend income the accretable yield from its beneficial interests in structured products such as CLOs based upon a number of cash flow assumptions that are subject to uncertainties and contingencies. For the twelve months ended December 31, 2023, nine months ended December 31, 2022 and twelve months ended March 31, 2022 respectively, dividend income from structured products was $1,010, $718 and $1,290.

Investments on Non-Accrual Status

As of December 31, 2023, 1.2% of total investments at amortized cost, or 0.2% of total investments at fair value, were on non-accrual status. As of December 31, 2022, 1.9% of total investments at amortized cost, or 0.4% of total investments at fair value, were on non-accrual status.

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

As of December 31, 2023, our investments in Merx Aviation Finance LLC exceeded the threshold in at least one of the tests under Rule 4-08(g). As of December 31, 2022, our investments in Merx Aviation Finance LLC and ChyronHego Corporation exceeded the threshold in at least one of the tests under Rule 4-08(g). Accordingly, summarized financial information is presented below for unconsolidated significant subsidiaries. The audited financial statements of Merx Aviation Finance, LLC for the year ended March 31, 2022 are incorporated by reference in this Annual Report.

Merx Aviation Finance, LLC

Merx Aviation Finance, LLC and its subsidiaries (collectively, “Merx”) are principally engaged in acquiring and leasing commercial aircraft to airlines. Their focus is on current generation aircraft, held either domestically or internationally. Merx may acquire fleets of aircraft primarily through securitized, non-recourse debt or individual aircraft. Merx may outsource its aircraft servicing requirements to third parties that have the global staff and expertise necessary to complete such tasks.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Balance Sheet

	December 31,
	2023	2022
Total current assets	$199,549	$98,139
Total non-current assets	687,706	1,115,920
Total current liabilities	87,151	47,651
Total non-current liabilities	785,031	1,114,974
Shareholders' equity (deficit)	15,072	51,434

Income Statement

	Twelve Months Ended December 31,	Nine Months Ended December 31,
	2023	2022
Net revenue	$148,460	$104,842
Net operating income	20,045	13,224
Earnings (loss) before taxes	(28,158)	(6,825)
Net profit (loss)	(34,149)	(6,851)

ChyronHego Corporation

ChyronHego Corporation provides broadcast graphics creation, play-out and real-time data visualization for live television, news and sports production. It was founded in 1966 and is headquartered in Melville, New York.

Balance Sheet

	December 31,
	2023	2022
Total current assets	$18,918	$18,380
Total non-current assets	72,131	79,103
Total current liabilities	12,928	14,763
Total non-current liabilities	120,500	110,193
Shareholders' equity (deficit)	(42,379)	(27,473)

Income Statement

	Twelve Months Ended December 31,
	2023	2022	2021
Net revenue	$33,848	$44,292	$43,196
Net operating income	(2,438)	(1,353)	(5,422)
Earnings (loss) before taxes	(12,854)	(7,186)	(11,744)
Net profit/(loss)	(13,207)	(7,108)	(12,144)

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company’s outstanding debt obligations as of December 31, 2023 were as follows:

	Date Issued/ Amended	Total Aggregate Principal Amount Committed		Principal Amount Outstanding		Fair Value		Final Maturity Date
Senior Secured Facility	4/19/2023	$1,705,000	**	$682,977	*	$682,977	(1)	4/19/2028
Bethesda CLO 1 Class A-1	11/2/2023	232,000		232,000		232,000	(2)	10/23/2035
2025 Notes	3/3/2015	350,000		350,000		336,013	(2)	3/3/2025
2026 Notes	7/16/2021	125,000		125,000		114,291	(2)	7/16/2026
2028 Notes	12/13/2023	80,000		80,000		81,600	(3)	12/15/2028
Total Debt Obligations		$2,492,000		$1,469,977		$1,446,881
Deferred Financing Costs and Debt Discount				(7,710)
Total Debt Obligations, net of Deferred Financing Cost and Debt Discount				$1,462,267

____________________

* Includes foreign currency debt obligations as outlined in Foreign Currency Transactions and Translations within this note to the consolidated financial statements.

** Prior to November 19, 2022, total lender commitments were $1,810,000. As of December 31, 2023, total lender commitments were $1,705,000. The total lender commitments will remain $1,705,000 until December 22, 2024 and will decrease to $1,550,000 thereafter.

(1)
The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of December 31, 2023. The valuation is based on a yield analysis and discount rate commensurate with the market yields for similar types of debt.
(2)
The fair value of these debt obligations would be categorized as Level 2 under ASC 820 as of December 31, 2023. The valuation is based on broker quoted prices.
(3)
The fair value of these debt obligations would be categorized as Level 1 under ASC 820 as of December 31, 2023. The valuation is arrived using the closing price on exchange as on the relevant date.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Senior Secured Facility also provides for the issuance of letters of credit up to an aggregate amount of $150,000. As of December 31, 2023 and December 31, 2022, the Company had $17,291 and $37,692, respectively, in standby letters of credit issued through the Senior Secured Facility. The amount available for borrowing under the Senior Secured Facility is reduced by any standby letters of credit issued through the Senior Secured Facility. Under GAAP, these letters of credit are considered commitments because no funding has been made and as such are not considered a liability. These letters of credit are not senior securities because they are not in the form of a typical financial guarantee and the portfolio companies are obligated to refund any drawn amounts. The available remaining capacity under the Senior Secured Facility was $1,004,732 and $713,634 as of December 31, 2023 and December 31, 2022, respectively. Terms used in this disclosure have the meanings set forth in the Senior Secured Facility agreement.

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

2028 Notes

On December 13, 2023, the Company issued $80,000 aggregate principal amount of 8.00% Notes due 2028 (inclusive of $5,000 aggregate principal amount pursuant to the underwriters’ overallotment option to purchase additional Notes) (the “2028 Notes”). As of December 31, 2023, the principal amount outstanding was $80,000. The 2028 Notes will mature on December 15, 2028. The 2028 Notes bear interest at a rate of 8.00% per year, commencing December 13, 2023. The Company will pay interest on the 2028 Notes on March 15, June 15, September 15 and December 15 of each year, beginning on March 15, 2024. The 2028 Notes may be redeemed in whole or in part at any time or from time to time at our option on or after December 15, 2025, at a redemption price of $25 per Note plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to, but excluding, the date fixed for redemption.

MFIC Bethesda CLO 1 LLC Debt Securitization

On November 2, 2023, the Company completed a $402,360 term debt securitization (the “Bethesda CLO 1”). Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by the Company, which is consolidated by the Company for financial reporting purposes and subject to its overall asset coverage requirement. The notes offered in the Bethesda CLO 1 (collectively, the “Bethesda CLO 1 Notes”) were issued by MFIC Bethesda CLO 1 LLC (the “Bethesda CLO 1 Issuer”), an indirectly wholly-owned and consolidated (for tax and accounting purposes) subsidiary of the Company, and are primarily secured by a diversified portfolio of middle market loans and participation interests therein. The following table presents information on the secured and unsecured notes issued in the Bethesda CLO 1:

		December 31, 2023
Description	Type	Principal Outstanding	Interest Rate	Credit Rating
Class A-1 Notes	Senior Secured Floating Rate	232,000	SOFR + 2.40%	AAA(sf)/ AAAsf
Class A-2 Notes (1)	Senior Secured Floating Rate	16,000	SOFR + 2.90%	AAA(sf)
Total Secured Notes		248,000
Subordinated Notes (1)		154,360	None	NR
Total Bethesda CLO 1 Notes		$402,360

(1)
The Company retained (in the Bethesda CLO 1 Depositor) all of the Class A-2 Notes and the Subordinated Notes issued in the Bethesda CLO 1 Debt Securitization which are eliminated in consolidation.

The Company retained (in a newly formed wholly owned subsidiary of the Company (the “Bethesda CLO 1 Depositor”)) all of the Class A-2 Notes and the Subordinated Notes issued in the Bethesda CLO 1 in part in exchange for the Company’s sale and contribution to the Bethesda CLO 1 Issuer of the initial closing date portfolio. The Class A-1 Notes and the Class A-2 Notes are scheduled to mature in October 2035 and the Subordinated Notes are scheduled to mature in October 2123; however the Bethesda CLO 1 Notes may be redeemed by the Issuer, at the direction of the Bethesda CLO 1 Depositor (at the direction of the Company) as holder of the Subordinated Notes, on any business day after October 23, 2025. In connection with the sale and contribution, the Company has made customary representations, warranties and covenants to the Issuer. The Class A-1 Notes and Class A-2 Notes are secured obligations of the Bethesda CLO 1 Issuer, the Subordinated Notes are the unsecured obligations of the Bethesda CLO 1 Issuer, and the indenture governing the Bethesda CLO 1 Notes includes customary covenants and events of default.

The Bethesda CLO 1 Notes has not been, and will not be, registered under the Securities Act, or any state securities or “blue sky” laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from registration.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

The Company serves as collateral manager to the Bethesda CLO 1 Issuer under a collateral management agreement and has agreed to irrevocably waive all collateral management fees payable pursuant to the collateral management agreement.

The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the twelve months ended December 31, 2023, nine months ended December 31, 2022 and twelve months ended March 31, 2022, respectively,

	Twelve Months Ended December 31,	Nine Months Ended December 31,	Twelve Months Ended March 31,
	2023	2022	2022
Average debt outstanding	$1,453,682	$1,546,037	$1,545,227
Maximum amount of debt outstanding	1,826,411	1,669,385	1,633,723

Weighted average annualized interest cost (1)	6.70%	4.68%	3.18%
Annualized amortized debt issuance cost	0.40%	0.37%	0.38%
Total annualized interest cost	7.10%	5.05%	3.56%

____________________

(1)
Includes the stated interest expense and commitment fees on the unused portion of the Senior Secured Facility. Commitment fees for the twelve months ended December 31, 2023, the nine months ended December 31, 2022, and twelve months ended March 31, 2022, respectively, were $2,767, $1,990 and $2,648 respectively.

Foreign Currency Transactions and Translations

The Company had the following foreign-denominated debt outstanding on the Senior Secured Facility as of December 31, 2023:

	Original Principal Amount (Local)	Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
British Pound	£36,900	$45,909	$46,977	$(1,068)	1/31/2024
Total		$45,909	$46,977	$(1,068)

The Company had the following foreign-denominated debt outstanding on the Senior Secured Facility as of December 31, 2022:

	Original Principal Amount (Local)	Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
British Pound	£41,000	$51,037	$49,540	$1,497	1/30/2023
Total		$51,037	$49,540	$1,497

As of December 31, 2023 and December 31, 2022, the Company was in compliance with all debt covenants for all outstanding debt obligations.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company adopted the following plans, approved by the Board of Directors, for the purpose of repurchasing its common stock in accordance with applicable rules specified in the Securities Exchange Act of 1934 (the “1934 Act”) (the “Repurchase Plans”):

Date of Agreement/Amendment	Maximum Cost of Shares That May Be Repurchased	Cost of Shares Repurchased	Remaining Cost of Shares That May Be Repurchased
August 5, 2015	$50,000	$50,000	$—
December 14, 2015	50,000	50,000	—
September 14, 2016	50,000	50,000	—
October 30, 2018	50,000	50,000	—
February 6, 2019	50,000	48,107	1,893
February 3, 2022	25,000	—	25,000
Total as of December 31, 2023	$275,000	$248,107	$26,893

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

During the twelve months ended December 31, 2023, the Company repurchased 198,084 shares at a weighted average price per share of $11.60, inclusive of commissions, for a total cost of $2,297. This represents a discount of approximately 23.85% of the average net asset value per share for the twelve months ended December 31, 2023.

During the nine months ended December 31, 2022, the Company repurchased 128,522 shares at a weighted average price per share of $12.74, inclusive of commissions, for a total cost of $1,638. This represents a discount of approximately 17.59% of the average net asset value per share for the nine months ended December 31, 2022.

Since the inception of the Repurchase Plans through December 31, 2023, the Company repurchased 15,593,120 shares at a weighted average price per share of $15.91, inclusive of commissions, for a total cost of $248,107. Including fractional shares, the Company has repurchased 15,593,150 shares at a weighted average price per share of $15.91, inclusive of commissions for a total cost of $248,107.

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

On August 2, 2022, the Company entered into a share subscription agreement (“Purchase Agreement”) with MFIC Holdings, LP, a subsidiary of MidCap FinCo Designated Activity Company (together with its subsidiaries, “MidCap FinCo”), a middle-market specialty finance firm discretionarily managed by an affiliate of the Company's investment adviser, in connection with the issuance and sale of the Company's common stock, par value $0.001 per share (the “Offering”). Pursuant to the Purchase Agreement, the Company issued 1,932,641 shares of its common stock at a purchase price of $15.52 per share, the net asset value per share of the Company's common stock as of June 30, 2022. The total proceeds of the offering excluding expenses was approximately $30,000. The shares are subject to a two-year lock-up period. MidCap FinCo agreed to bear any expenses that the Company incurred in connection with the Offering greater than $300.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 9. Commitments and Contingencies

The Company has various commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of December 31, 2023 and December 31, 2022, the Company had the following unfunded commitments to its portfolio companies:

	December 31, 2023	December 31, 2022
Unfunded revolver obligations and bridge loan commitments (1)	$139,979	$158,193
Standby letters of credit issued and outstanding (2)	42,921	42,893
Unfunded delayed draw loan commitments (including commitments with performance thresholds not met) (3)	167,756	198,750
Total Unfunded Commitments (4)	$350,656	$399,836

____________________

(1)
The unfunded revolver obligations may or may not be funded to the borrowing party in the future. The amounts relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of December 31, 2023 and December 31, 2022, subject to the terms of each loan’s respective credit agreements which includes borrowing covenants that need to be met prior to funding. As of December 31, 2023 and December 31, 2022, the bridge loan commitments included in the balances were $0 and $0, respectively.
(2)
For all these letters of credit issued and outstanding, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. None of the letters of credit issued and outstanding are recorded as a liability on the Company’s Consolidated Statements of Assets and Liabilities as such letters of credit are considered in the valuation of the investments in the portfolio company.
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
(4)
The Company also had an unfunded revolver commitment to its fully controlled affiliate Merx Aviation Finance, LLC of $25,925 and $50,000 as of December 31, 2023 and December 31, 2022, respectively. Given the Company’s controlling interest, the timing and the amount of the funding has not been determined.

Note 10. Income Taxes

For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The final determination of the tax character of distributions will not be made until we file our tax return for each tax year and the tax characteristics of all distributions will be reported to stockholders on Form 1099 after the end of each calendar year. The tax character of distributions paid to stockholders during the tax periods ended December 31, 2023, December 31, 2022 and March 31, 2022 were as follows:

	Twelve Months Ended December 31,	Nine Months Ended December 31,	Twelve Months Ended March 31,
	2023	2022	2022
Ordinary income	$99,259	$68,028	$92,762
Capital gains	—	—	—
Return of capital	—	—	—
Total distributions paid to stockholders	$99,259	$68,028	$92,762

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Taxable income generally differs from net increase in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.

The following table reconciles the net increase in net assets resulting from operations to taxable income for the tax years ended December 31, 2023, December 31, 2022 and March 31, 2022:

	Twelve Months Ended December 31,	Nine Months Ended December 31,	Twelve Months Ended March 31,
	2023	2022	2022
Net increase (decrease) in net assets resulting from operations	$118,760	$22,940	82,364
Adjustments:
Net realized losses (gains)	(200)	69,239	67,367
Net change in unrealized losses (gains)	(2,561)	(18,036)	(53,770)
Income not currently taxable	—	—	—
Income (loss) recognized for tax but not book	26,064	(1,419)	4,596
Expenses not currently deductible	—	—	—
Expenses incurred for tax but not book	—	—	—
Realized gain/loss differences (1)	(7,084)	(7,723)	(13,316)
Taxable income before deductions for distributions	$134,979	$65,001	$87,241

(1)
These pertain to book income/losses treated as capital gains/losses for tax purposes or book realized gains/losses treated as ordinary income/losses for tax purposes.

The following table shows the components of accumulated losses on a tax basis for the twelve months ended December 31, 2023, and the nine months ended December 31, 2022 and twelve months ended March 31, 2022:

	Twelve Months Ended December 31,	Nine Months Ended December 31,	Twelve Months Ended March 31,
	2023	2022	2022
Undistributed ordinary income	$59,879	24,468	56,120
Capital loss carryforward	(920,914)	(880,548)	(817,268)
Other temporary book-to-tax differences	—	—	(24,678)
Unrealized appreciation (depreciation)	(237,438)	(262,999)	(288,164)
Total accumulated under-distributed (over-distributed) earnings	$(1,098,473)	$(1,119,079)	$(1,073,990)

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

As of December 31, 2023, the Company had a post-enactment short-term capital loss carryforward of $221,933 and long-term capital loss carryforward of $698,980. As of December 31, 2022, the Company had a post-enactment short-term capital loss carryforward of $226,846 and long-term capital loss carryforward of $653,700. As of March 31, 2022, the Company had a post-enactment short-term capital loss carryforward of $237,283 and long-term capital loss carryforward of $579,985.

As of December 31, 2023, the Company had no pre-enactment net capital loss carryforward. None of the pre-enactment net capital loss carryforwards were utilized in the past three years and none of the pre-enactment net capital loss carryforwards expired on December 31, 2023.

For tax purposes, the Company may elect to defer any portion of a post-October capital loss or late-year ordinary loss to the first day of the following fiscal year.

As of December 31, 2023, the Company deferred no late-year ordinary losses which are deemed to arise on January 1, 2024. As of December 31, 2022, the Company deferred no late-year ordinary losses which are deemed to arise on January 1, 2023. As of March 31, 2022, the Company deferred no late-year ordinary losses which are deemed to arise on April 1, 2022.

As of December 31, 2023, the Company deferred no post-October capital loss deemed to arise on January 1, 2024. As of December 31, 2022, the Company deferred no post-October capital loss deemed to arise on January 1, 2023. As of March 31, 2022, the Company had deferred post-October capital loss of $1,765 deemed to arise on April 1, 2022.

Management has analyzed the Company’s tax positions taken, or to be taken, on federal income tax returns for all open tax years, and has concluded that no provision for income tax is required in the Company’s consolidated financial statements. The Company’s federal tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed.

In general, we may make certain reclassifications to the components of net assets as a result of permanent book-to-tax differences and book-to-tax differences relating to stockholder distributions. Accordingly, as of December 31, 2023, we adjusted accumulated net realized loss by $26,573 to $865,439 and overdistributed net investment income by ($25,468) to ($23,639). Total earnings and net asset value were not affected. As of December 31, 2022, we adjusted accumulated net realized loss by $7,716 to $884,496 and overdistributed net investment income by ($7,714) to ($22,624). Total earnings and net asset value were not affected.

To the extent that the Company determines that its estimated current year annual taxable income will exceed its estimated current year dividends from such taxable income, the Company accrues excise tax on estimated excess taxable income. The excise tax is included in other general and administrative expenses. For the twelve months ended December 31, 2023 and nine months ended December 31, 2022, $1,103 and $- was recorded for U.S. federal excise tax respectively.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 11. Financial Highlights

The following is a schedule of financial highlights as of and for the twelve months ended December 31, 2023, the nine months ended December 31, 2022 and twelve months ended March 31, 2022, 2021, and 2020:

	Twelve Months Ended December 31,	Nine Months Ended December 31,	Twelve Months Ended March 31,	Twelve Months Ended March 31,	Twelve Months Ended March 31,
	2023	2022	2022	2021	2020
Per Share Data*
Net asset value at beginning of period	$15.10	$15.79	$15.88	$15.70	$19.06
Net investment income (1)	1.78	1.15	1.49	1.69	2.16
Net realized and change in unrealized gains (losses) (1)	0.04	(0.79)	(0.21)	0.03	(3.89)
Net increase in net assets resulting from operations	1.82	0.36	1.28	1.71	(1.73)
Distribution of net investment income (2)	(1.52)	(1.05)	(1.44)	(1.53)	(1.80)
Distribution of return of capital (2)	—	—	—	—	—
Accretion due to share repurchases	0.01	0.01	0.07	—	0.20
Net asset value at end of period	$15.41	$15.10	$15.79	$15.88	$15.70

Per share market value at end of period	$13.68	$11.40	$13.22	$13.72	$6.75
Total return (3)	34.90%	(5.42)%	7.19%	135.08%	(48.62)%
Shares outstanding at end of period	65,253,275	65,451,359	63,647,240	65,259,176	65,259,176
Weighted average shares outstanding	65,330,350	64,585,966	64,516,533	65,259,176	67,228,771

Ratio/Supplemental Data
Net assets at end of period (in millions)	$1,005.3	$988.1	$1,004.8	$1,036.3	$1,024.3
Annualized ratio of operating expenses to average net assets (4)(5)	5.76%	5.67%	6.04%	5.05%	4.79%
Annualized ratio of interest and other debt expenses to average net assets (5)	10.37%	7.83%	5.34%	5.44%	6.01%
Annualized ratio of total expenses to average net assets (4)(5)	16.13%	13.50%	11.38%	10.49%	10.80%
Annualized ratio of net investment income to average net assets (5)	11.66%	9.87%	9.32%	10.82%	11.91%
Average debt outstanding (in millions)	$1,453.7	$1,546.0	$1,545.2	$1,632.3	$1,529.5
Average debt per share	$22.25	$23.94	$23.95	$25.01	$22.75
Annualized portfolio turnover rate (5)	17.53%	26.70%	42.41%	23.79%	46.58%
Asset coverage per unit (6)	$1,684	$1,648	$1,635	$1,705	$1,567

*Totals may not foot due to rounding.

(1)
Financial highlights are based on the weighted average number of shares outstanding for the period presented.
(2)
The tax character of distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. Although the tax character of distributions paid to stockholders through December 31, 2023 may include return of capital, the exact amount cannot be determined at this point. Per share amounts are based on actual rate per share.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(3)
Total return is based on the change in market price per share during the respective periods. Total return also takes into account distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan.
(4)
The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets are shown inclusive of all voluntary management and incentive fee waivers (See Note 4 to the consolidated financial statements). For the twelve months ended December 31, 2023, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 5.82% and 16.29%, respectively, without the voluntary fee waivers. For the nine months ended December 31, 2022, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 5.73% and 13.63%, respectively, without the voluntary fee waivers. For the year ended March 31, 2022, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 6.10% and 11.44%, respectively, without the voluntary fee waivers. For the year ended March 31, 2021, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 5.08% and 10.53%, respectively, without the voluntary fee waivers. For the year ended March 31, 2020, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 4.81% and 10.83%, respectively, without the voluntary fee waivers.
(5)
Annualized for the nine months ended December 31, 2022.
(6)
The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the asset coverage per unit. As of December 31, 2023 and December 31, 2022, the Company's asset coverage was 168% and 165%, respectively.

Note 12. Selected Quarterly Financial Data (Unaudited)

The following table sets forth selected financial data for each quarter within the three years ended December 31, 2023:

	Investment Income		Net Investment Income		Net Realized And Change in Unrealized Gains (Losses)		Net Increase (Decrease) in Net Assets from Operations — Basic
Quarter Ended	Total	Per Share*	Total	Per Share*	Total	Per Share*	Total	Per Share*
December 31, 2023	$71,952	$1.10	$29,769	$0.46	$3,492	$0.05	$33,262	$0.51
September 30, 2023	68,175	1.04	27,896	0.43	2,067	0.03	29,963	0.46
June 30, 2023	68,617	1.05	28,850	0.44	(3,447)	(0.05)	25,404	0.39
March 31, 2023	67,778	1.04	29,484	0.45	649	0.01	30,132	0.46
December 31, 2022	63,320	0.97	28,013	0.43	(26,725)	(0.41)	1,288	0.02
September 30, 2022	58,885	0.91	22,637	0.35	(6,644)	(0.10)	15,993	0.25
June 30, 2022	53,404	0.84	23,493	0.37	(17,834)	(0.28)	5,659	0.09
March 31, 2022	54,741	0.86	26,889	0.42	(22,650)	(0.36)	4,239	0.07
December 31, 2021	54,972	0.86	22,496	0.35	(1,956)	(0.03)	20,540	0.32
September 30, 2021	52,889	0.81	21,231	0.33	4,210	0.06	25,441	0.39
June 30, 2021	50,553	0.78	25,345	0.39	6,799	0.10	32,144	0.49
March 31, 2021	50,825	0.78	25,635	0.39	16,777	0.26	42,411	0.65

____________________

* Totals may not foot due to rounding.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 13. Pending Mergers with AFT and AIF

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

The Merger Agreements provide that, subject to the terms and conditions set forth in the applicable Merger Agreement, at the effective time of such merger, AFT (the “AFT Effective Time”) and AIF (the “AIF Effective Time”) will, through a two-step merger process, merge with and into the Company, each share of AFT Common Stock and AIF Common Stock issued and outstanding immediately prior to the such effective time (other than shares owned by the Company or any of its consolidated subsidiaries) will be converted into the right to receive a number of shares of the Company’s Common Stock equal to an exchange ratio calculated based on each of the Company’s, AFT’s and AIF’s respective NAVs (cash will be paid in lieu of fractional shares). The Company will continue as the surviving company.

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

The Company has filed a registration statement that includes a preliminary joint proxy statement and a prospectus of the Company with the SEC.

Note 14. Subsequent Events

Management has evaluated subsequent events through the date of issuance of these consolidated financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the consolidated financial statements other than those disclosed below.

On February 23, 2024, the Company’s Board of Directors declared a base distribution of $0.38 per share, payable on March 28, 2024 to stockholders of record as of March 12, 2024. There can be no assurances that the Board will continue to declare a base distribution of $0.38 per share.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2023 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting, which is contained in “Item 8. Consolidated Financial Statements and Supplementary Data” of this report, is incorporated by reference herein.

Attestation Report of the Independent Registered Public Accounting Firm

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company’s internal control over financial reporting, which is contained in “Item 8. Consolidated Financial Statements and Supplementary Data” of this report.

Changes in Internal Control Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the twelve months ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

During the fiscal year ended December 31, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2024 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.

Item 11. Executive Compensation

Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2024 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2024 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2024 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2024 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)
The following documents are filed as part of this report:
a.
Consolidated Financial Statements – See the Index to Consolidated Financial Statements in Item 8 of this report.
b.
Financial Statement Schedules – None.
c.
Exhibits – The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (according to the number assigned to them in Item 601 of Regulation S-K):

2.1

Agreement and Plan of Merger, dated as of November 7, 2023, among the Registrant, Apollo Senior Floating Rate Fund Inc., AFT Merger Sub, Inc. and Apollo Investment Management, L.P. (for the limited purposes set forth therein) (1)

2.2

Agreement and Plan of Merger, dated as of November 7, 2023, among the Registrant, Apollo Tactical Income Fund Inc., AIF Merger Sub, Inc. and Apollo Investment Management, L.P. (for the limited purposes set forth therein) (2)

3.1(a)	Articles of Amendment (3)
3.1(b)	Articles of Amendment and Restatement (4)
3.1(c)	Articles of Amendment (5)
3.1(d)	Articles of Amendment (6)
3.1(e)	Articles of Restatement (7)
3.2	Sixth Amended and Restated Bylaws (8)
4.1	Form of Stock Certificate (29)
4.2	In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the Registrant have been omitted but will be furnished to the SEC upon request.
4.3	Indenture, dated as of October 9, 2012, between the Registrant and U.S. Bank National Association, as Trustee (9)
4.4	Fourth Supplemental Indenture, dated as of March 3, 2015, relating to the 5.250% Notes due 2025, between the Registrant and U.S. Bank National Association, as Trustee (10)
4.5	Form of 5.250% Notes due 2025 (contained in the Fourth Supplemental Indenture filed as Exhibit 4.4 hereto) (10)
4.6	Fifth Supplemental Indenture, dated July 16, 2021, relating to the 4.500% Notes due 2026, between the Registrant and U.S. Bank National Association, as Trustee (11)
4.7	Form of 4.500% Notes due 2026 (contained in the Fifth Supplemental Indenture filed as Exhibit 4.6 hereto) (11)
4.8	Sixth Supplemental Indenture, dated December 13, 2023, relating to the 8.00% Notes due 2028, between the Registrant and U.S. Bank Trust Company, National Association, as Trustee (12)
4.9	Form of 8.00% Notes due 2028 (contained in the Sixth Supplemental Indenture filed as Exhibit 4.8 hereto) (12)
4.10	Description of the Registrant’s Registered Securities (13)
10.1	Fourth Amended and Restated Investment Advisory Management Agreement between the Registrant and Apollo Investment Management, L.P. (14)
10.2	Second Amended and Restated Administration Agreement between the Registrant and Apollo Investment Administration, LLC (15)
10.3	Dividend Reinvestment Plan (16)
10.4	Custodian Agreement (17)
10.5	Amended and Restated Trademark License Agreement between the Registrant and Apollo Management Holdings, L.P., dated as of May 14, 2012 (18)
10.6	Form of Transfer Agency and Service Agreement (19)
10.7

Amended and Restated Senior Secured Revolving Credit Agreement, dated as of April 19, 2023, between the Registrant, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (20)

10.8	Trademark License Agreement between the Registrant and Apollo Capital Management, L.P., dated August 2, 2022 (21)
10.9	Fee Offset Agreement, dated as of January 16, 2019 (22)
10.10	Indenture, dated as of November 2, 2023, by and between MFIC Bethesda CLO 1 LLC, as issuer and Deutsche Bank National Trust Company, as trustee (23)
10.11

Purchase and Placement Agency Agreement, dated as of November 2, 2023, by and among MFIC Bethesda CLO 1 LLC, as issuer, Deutsche Bank Securities Inc., as initial purchaser and Apollo Global Securities Inc., as placement agent (24)

10.12	Collateral Management Agreement, dated as of November 2, 2023, by and between MFIC Bethesda CLO 1 LLC, as issuer, and the Registrant, as collateral manager (25)
10.13	Master Loan Sale Agreement, dated as of November 2, 2023, by and among the Registrant, as transferor, MFIC Bethesda CLO 1 Depositor LLC, as retention holder and MFIC Bethesda CLO 1 LLC, as issuer (26)
11.1	Computation of Per Share Earnings (included in the notes to the financial statements contained in this annual report)
12.1	Computation of Ratios (included in the notes to the financial statements contained in this annual report)
14.1	Amended and Restated Code of Ethics (27)
21.1	Subsidiaries of the Registrant (included in the notes to the financial statements contained in this annual report)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
97.1	Clawback Policy*
99.1	Audited Financial Statements of Merx Aviation Finance LLC as of and for the year ended March 31, 2022 (28)
99.2	Consent of Independent Registered Public Accounting Firm*
99.3	Consent of Independent Auditors*
101.INS	Inline XBRL Instance Document*
101.SHC	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)*

* Filed herewith.

(1)
Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on November 7, 2023.
(2)
Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K, filed on November 7, 2023.
(3)
Incorporated by reference to Exhibit (a)(2) to the Registrant’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on March 12, 2004.
(4)
Incorporated by reference to Exhibit (a) to the Registrant’s pre-effective Amendment No. 3 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 1, 2004.
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
(7)
Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on August 12, 2022.
(8)
Incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K, filed on August 12, 2022.
(9)
Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on October 9, 2012.
(10)
Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on March 3, 2015.
(11)
Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on July 16, 2021.
(12)
Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on December 13, 2023.
(13)
Incorporated by reference to Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K, filed on May 21, 2020.
(14)
Incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-KT, filed on February 21, 2023.
(15)
Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K, filed on May 18, 2018.
(16)
Incorporated by reference to Exhibit (e) to the Registrant’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on March 12, 2004.
(17)
Incorporated by reference to Exhibit (j) to the Registrant’s pre-effective Amendment No. 3 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 1, 2004.
(18)
Incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K, filed on May 23, 2012.
(19)
Incorporated by reference to Exhibit (k)(2) to the Registrant’s pre-effective Amendment No. 3 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 1, 2004.

(20)
Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on April 20, 2023.
(21)
Incorporated by reference to Exhibit 1.3 to the Registrant's Current Report on Form 8-K, filed on August 2, 2022.
(22)
Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed on February 6, 2019.
(23)
Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 3, 2023.
(24)
Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 3, 2023.
(25)
Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed on November 3, 2023.
(26)
Incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K, filed on November 3, 2023.
(27)
Incorporated by reference to Exhibit (r)(1) to the Registrant’s Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on October 7, 2008.
(28)
Incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K, filed on May 19, 2022.
(29)
Incorporated by reference to Exhibit (d) to the Registrant’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on March 12, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2024.

MIDCAP FINANCIAL INVESTMENT CORPORATION

By:	/s/ TANNER POWELL
Tanner Powell
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ TANNER POWELL	/s/ GREGORY W. HUNT
Tanner Powell	Gregory W. Hunt
Chief Executive Officer	Chief Financial Officer and Treasurer
(Principal Executive Officer)	(Principal Financial Officer and Principal Accounting Officer)
February 26, 2024	February 26, 2024

/s/ HOWARD WIDRA	/s/ R. RUDOLPH REINFRANK
Howard Widra	R. Rudolph Reinfrank
Executive Chairman of the Board of Directors, Director	Director
February 26, 2024	February 26, 2024

/s/ CARMENCITA WHONDER	/s/ BARBARA MATAS
Carmencita Whonder	Barbara Matas
Director	Director
February 26, 2024	February 26, 2024

/s/ ELLIOT STEIN, JR.	/s/ EMANUEL PEARLMAN
Elliot Stein, Jr.	Emanuel Pearlman
Director	Director
February 26, 2024	February 26, 2024

/s/ JOHN J. HANNAN
John J. Hannan
Director
February 26, 2024