Form 10-Q
period 2024-03-31
MidCap Financial Investment Corp
filed 2024-05-07
CIK 1278752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 814-00646

MIDCAP FINANCIAL INVESTMENT CORPORATION

(Exact name of Registrant as specified in its charter)

Maryland	52-2439556
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9 West 57th Street 37th Floor New York, New York	10019
(Address of principal executive offices)	(Zip Code)

(212) 515-3450

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value 8.00% Notes due 2028	MFIC MFICL	NASDAQ Global Select Market NASDAQ Global Select Market

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of May 6, 2024 was 65,253,275.

MIDCAP FINANCIAL INVESTMENT CORPORATION

PART I. FINANCIAL INFORMATION

In this report, the terms the “Company,” “MFIC,” “we,” “us,” and “our” refer to MidCap Financial Investment Corporation unless the context specifically states otherwise.

Item 1. Consolidated Financial Statements

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(In thousands, except share and per share data)

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost — $2,008,281 and $2,012,273, respectively)	$1,937,316	$1,936,327
Non-controlled/affiliated investments (cost — $150,771 and $130,648, respectively)	95,309	77,528
Controlled investments (cost — $393,475 and $395,221, respectively)	320,210	320,344
Cash and cash equivalents	49,611	93,575
Foreign currencies (cost — $30 and $28,563, respectively)	1	28,553
Receivable for investments sold	1,347	2,796
Interest receivable	20,977	21,441
Dividends receivable	459	1,327
Deferred financing costs	18,238	19,435
Prepaid expenses and other assets	1,594	5
Total Assets	$2,445,062	$2,501,331

Liabilities
Debt	$1,405,121	$1,462,267
Payable for investments purchased	1,343	—
Management and performance-based incentive fees payable	10,424	10,729
Interest payable	13,313	14,494
Accrued administrative services expense	1,734	1,657
Other liabilities and accrued expenses	7,126	6,874
Total Liabilities	$1,439,061	$1,496,021
Commitments and contingencies (Note 8)
Net Assets	$1,006,001	$1,005,310

Net Assets
Common stock, $0.001 par value (130,000,000 shares authorized; 65,253,275 and 65,253,275 shares issued and outstanding, respectively)	$65	$65
Capital in excess of par value	2,103,718	2,103,718
Accumulated under-distributed (over-distributed) earnings	(1,097,782)	(1,098,473)
Net Assets	$1,006,001	$1,005,310

Net Asset Value Per Share	$15.42	$15.41

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Investment Income
Non-controlled/non-affiliated investments:
Interest income (excluding Payment-in-kind (“PIK”) interest income)	$59,996	$60,021
Dividend income	12	22
PIK interest income	1,995	329
Other income	1,708	1,934
Non-controlled/affiliated investments:
Interest income (excluding PIK interest income)	299	278
Dividend income	—	—
PIK interest income	34	27
Other income	—	—
Controlled investments:
Interest income (excluding PIK interest income)	4,287	4,489
Dividend income	—	—
PIK interest income	—	428
Other income	—	250
Total Investment Income	$68,331	$67,778
Expenses
Management fees	$4,386	$4,264
Performance-based incentive fees	6,038	6,196
Interest and other debt expenses	26,179	24,766
Administrative services expense	1,223	1,422
Other general and administrative expenses	2,129	2,256
Total expenses	39,955	38,904
Management and performance-based incentive fees waived	—	—
Performance-based incentive fee offset	—	(274)
Expense reimbursements	(168)	(335)
Net Expenses	$39,787	$38,295
Net Investment Income	$28,544	$29,483
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses):
Non-controlled/non-affiliated investments	$(7,470)	$(876)
Non-controlled/affiliated investments	—	—
Controlled investments	—	1
Foreign currency transactions	(618)	41
Net realized gains (losses)	(8,088)	(834)
Net change in unrealized gains (losses):
Non-controlled/non-affiliated investments	4,983	(45)
Non-controlled/affiliated investments	(2,341)	1,233
Controlled investments	1,613	1,315
Foreign currency translations	778	(1,020)
Net change in unrealized gains (losses)	5,033	1,483
Net Realized and Change in Unrealized Gains (Losses)	$(3,055)	$649
Net Increase (Decrease) in Net Assets Resulting from Operations	$25,489	$30,132
Earnings (Loss) Per Share — Basic	$0.39	$0.46

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

(In thousands, except share data)

	Three Months Ended March 31,
	2024	2023
Operations
Net investment income	$28,544	$29,483
Net realized gains (losses)	(8,088)	(834)
Net change in unrealized gains (losses)	5,033	1,483
Net Increase (Decrease) in Net Assets Resulting from Operations	$25,489	$30,132

Distributions to Shareholders
Distribution of net investment income	$(24,798)	$(24,870)
Net Decrease in Net Assets Resulting from Distributions to Shareholders	$(24,798)	$(24,870)

Net Assets
Net increase (decrease) in net assets during the period	$691	$5,262
Net assets at beginning of period	1,005,310	988,106
Net Assets at End of Period	$1,006,001	$993,368

Capital Share Activity
Shares issued and outstanding at beginning of period	65,253,275	65,451,359
Shares Issued and Outstanding at End of Period	65,253,275	65,451,359

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2024	2023
Operating Activities
Net increase (decrease) in net assets resulting from operations	$25,489	$30,132
Net realized (gains) losses	8,088	834
Net change in unrealized (gains) losses	(5,033)	(1,483)
Net amortization of premiums and accretion of discounts on investments	(1,936)	(2,497)
Accretion of discount on notes	623	151
Amortization of deferred financing costs	1,295	1,248
Increase in gains/(losses) from foreign currency transactions	(618)	41
PIK interest and dividends capitalized	(2,349)	(791)
Purchases of investments	(151,447)	(150,947)
Proceeds from sales and repayments of investments	136,671	170,193
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable	467	1,126
Decrease (increase) in dividends receivable	868	1,684
Decrease (increase) in prepaid expenses and other assets	(1,589)	1,046
Increase (decrease) in management and performance-based incentive fees payable	(305)	1,288
Increase (decrease) in interest payable	(1,181)	(6,367)
Increase (decrease) in accrued administrative services expense	77	645
Increase (decrease) in other liabilities and accrued expenses	252	(431)
Net Cash Used in/Provided by Operating Activities	$9,372	$45,872
Financing Activities
Issuances of debt	$82,300	$46,194
Payments of debt	(139,371)	(60,000)
Distributions paid	(24,798)	(49,089)
Net Cash Used in/Provided by Financing Activities	$(81,869)	$(62,895)

Cash, Cash Equivalents and Foreign Currencies
Net increase (decrease) in cash, cash equivalents and foreign currencies during the period	$(72,497)	$(17,023)
Effect of foreign exchange rate changes on cash and cash equivalents	(19)	(4)
Cash, cash equivalents and foreign currencies at beginning of period	122,128	87,091
Cash, Cash Equivalents and Foreign Currencies at the End of Period	$49,612	$70,064

Supplemental Disclosure of Cash Flow Information
Cash interest paid	$25,490	$29,473

Non-Cash Activity
PIK income	$2,029	$784

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (35)	Fair Value (1)(36)
Advertising, Printing & Publishing
FingerPaint Marketing
KL Charlie Acquisition Company	First Lien Secured Debt	SOFR+685, 1.00% Floor	12/30/26	$23,934	$23,683	$23,339	(9)(31)
	First Lien Secured Debt - Revolver	P+525	12/30/26	1,014	1,001	988	(9)(28)
	First Lien Secured Debt - Revolver	SOFR+685, 1.00% Floor	12/30/26	948	935	925	(9)(23)(31)
KL Charlie Co-Invest, L.P.	Common Equity - Common Stock	N/A	N/A	218,978 Shares	220	315	(9)(13)
					25,839	25,567
Hero Digital
HRO (Hero Digital) Holdings, LLC	First Lien Secured Debt	SOFR+610, 1.00% Floor	11/18/28	26,791	19,734	18,744	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+610, 1.00% Floor	11/18/26	2,553	2,490	2,398	(9)(20)(21)(23) (31)
HRO Holdings I LP	Common Equity - Common Stock	N/A	N/A	213 Shares	213	170	(9)(13)
					22,437	21,312
		Total Advertising, Printing & Publishing			$48,276	$46,879
Automotive
Club Car Wash
Club Car Wash Operating, LLC	First Lien Secured Debt	SOFR+615, 1.00% Floor	06/16/27	$26,916	$25,317	$25,240	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+615, 1.00% Floor	06/16/27	1,625	1,608	1,601	(9)(23)(31)
					26,925	26,841
K&N Parent, Inc.
K&N Holdco, LLC	Common Equity - Common Stock	N/A	N/A	77,622 Shares	23,621	1,515	(13)
Truck-Lite Co., LLC
TL Lighting Holdings, LLC	Common Equity - Equity	N/A	N/A	350 Shares	350	558	(9)(13)
		Total Automotive			$50,896	$28,914
Aviation and Consumer Transport
Merx Aviation Finance, LLC
Merx Aviation Finance, LLC (5)	First Lien Secured Debt - Revolver	10.00%	10/31/25	$106,177	$70,076	$70,075	(20)(23)
	Common Equity - Membership Interests	N/A	N/A		146,500	119,672	(24)
					216,576	189,747
Primeflight
PrimeFlight Acquisition, LLC	First Lien Secured Debt	SOFR+685, 1.00% Floor	05/01/29	5,436	5,289	5,314	(9)(31)(32)
	First Lien Secured Debt	SOFR+625, 1.00% Floor	05/01/29	5,000	4,902	4,888	(9)(31)
					10,191	10,202
		Total Aviation and Consumer Transport			$226,767	$199,949
Beverage, Food & Tobacco
Berner Foods
Berner Food & Beverage, LLC	First Lien Secured Debt	SOFR+565, 1.00% Floor	07/30/27	$30,341	$29,918	$29,279	(9)(31)
	First Lien Secured Debt - Revolver	P+450	07/30/26	1,435	1,419	1,385	(9)(28)
	First Lien Secured Debt - Revolver	SOFR+465, 1.00% Floor	07/30/26	1,446	560	525	(9)(21)(23)(31)
					31,897	31,189

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (35)	Fair Value (1)(36)
Bolthouse Farms
Wm. Bolthouse Farms, Inc.	Common Equity - Equity Interests	N/A	N/A	1,086,122 Shares	1,147	1,195	(13)
Hive
FCP-Hive Holdings, LLC	Preferred Equity - Preferred Equity	N/A	N/A	589 Shares	448	239	(9)(13)
	Common Equity - Common Stock	N/A	N/A	589 Shares	3	—	(9)(13)
Hive Intermediate, LLC	First Lien Secured Debt	SOFR+610 Cash plus 2.00% PIK, 1.00% Floor	09/22/27	13,995	13,827	13,575	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+610 Cash plus 2.00% PIK, 1.00% Floor	09/22/27	2,326	608	566	(9)(21)(23)(30)
					14,886	14,380
Nutpods
Green Grass Foods, Inc.	First Lien Secured Debt	SOFR+650, 1.00% Floor	12/26/29	3,741	3,668	3,666	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+625, 1.00% Floor	12/26/29	1,250	(24)	(25)	(8)(9)(21)(23)
Nutpods Holdings, Inc.	Common Equity - Common Stock	N/A	N/A	125 Shares	125	125	(9)(13)(24)
					3,769	3,766
Orgain, Inc.
Butterfly Fighter Co-Invest, L.P.	Common Equity - Membership Interests	N/A	N/A	490,000 Shares	90	1,446
Patriot Pickle
Patriot Foods Buyer, Inc.	First Lien Secured Debt	SOFR+600, 1.00% Floor	12/24/29	249	245	244	(9)(31)
	First Lien Secured Debt	SOFR+600, 1.00% Floor	12/22/29	500	(5)	(10)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	12/22/29	250	(5)	(5)	(8)(9)(21)(23)
					235	229
Rise Baking
Ultimate Baked Goods Midco LLC	First Lien Secured Debt	SOFR+635, 1.00% Floor	08/13/27	26,155	25,748	26,126	(9)(30)
	First Lien Secured Debt	SOFR+560, 1.00% Floor	08/13/27	5,647	5,580	5,543	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+635, 1.00% Floor	08/13/27	3,243	(47)	(4)	(8)(9)(20)(21) (23)
					31,281	31,665
Turkey Hill
IC Holdings LLC	Common Equity - Series A Units	N/A	N/A	169 Shares	169	—	(9)(13)
THLP CO. LLC	First Lien Secured Debt	SOFR+600 Cash plus 2.00% PIK, 1.00% Floor	05/31/25	26,038	25,916	26,038	(9)(31)
	First Lien Secured Debt	SOFR+600 Cash plus 6.00% PIK, 1.00% Floor	05/31/24	1,400	1,431	1,407	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+600 Cash plus 2.00% PIK, 1.00% Floor	05/31/24	4,494	2,114	2,116	(9)(20)(21)(23) (31)
					29,630	29,561
		Total Beverage, Food & Tobacco			$112,935	$113,431

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (35)	Fair Value (1)(36)
Business Services
Accelerate Learning
Eagle Purchaser, Inc.	First Lien Secured Debt	SOFR+675, 1.00% Floor	03/22/30	$4,307	$3,754	$3,859	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+675, 1.00% Floor	03/22/29	658	384	394	(9)(21)(23)(31) (32)
					4,138	4,253
AlpineX
Alpinex Opco, LLC	First Lien Secured Debt	SOFR+626, 1.00% Floor	12/27/27	21,219	20,884	20,870	(9)(31)
	First Lien Secured Debt	SOFR+752, 1.00% Floor	12/27/27	630	615	614	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+626, 1.00% Floor	12/27/27	1,489	570	584	(9)(21)(23)(31)
					22,069	22,068
Ambrosia Buyer Corp.
Ambrosia Buyer Corp.	Unsecured Debt	11% PIK	12/15/31	336	2,664	329	(14)
	Common Equity - Common Stock	N/A	N/A	152,029 Shares	11,961	1,478	(13)(24)
	Warrants - Warrants	N/A	N/A	58,773 Shares	576	70
					15,201	1,877
AML Rightsource
Gabriel Partners, LLC	First Lien Secured Debt	SOFR+640, 1.00% Floor	09/21/26	30,649	30,340	30,266	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+640, 1.00% Floor	09/21/26	665	303	302	(9)(21)(23)(31)
					30,643	30,568
Avenu
ACP Avenu Buyer, LLC	First Lien Secured Debt	SOFR+625, 1.00% Floor	10/02/29	6,747	3,371	3,397	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+625, 1.00% Floor	10/02/29	750	(19)	(11)	(8)(9)(21)(23)
					3,352	3,386
Continuum
Continuum Global Solutions, LLC	Preferred Equity - Preferred Equity	N/A	N/A	775 Shares	78	78	(9)(13)
Escalent
M&M OPCO, LLC	First Lien Secured Debt	SOFR+810, 1.00% Floor	04/07/29	9,429	9,181	9,264	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+810, 1.00% Floor	04/07/29	476	(12)	(8)	(8)(9)(21)(23)
					9,169	9,256
G&A
G&A Partners Holding Company II, LLC	First Lien Secured Debt	SOFR+550, 0.75% Floor	03/01/31	9,648	3,112	3,111	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+550, 0.75% Floor	03/01/30	352	(7)	(7)	(8)(9)(21)(23)
					3,105	3,104

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (35)	Fair Value (1)(36)
Go1
Apiom, Inc.	First Lien Secured Debt	SOFR+745, 2.00% Floor	05/02/28	2,500	2,483	2,488	(9)(17)(30)
HMA
Health Management Associates Superholdings, Inc.	First Lien Secured Debt	SOFR+635, 1.00% Floor	03/30/29	4,613	4,012	4,060	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+635, 1.00% Floor	03/30/29	284	(7)	(4)	(8)(9)(20)(21) (23)
					4,005	4,056
IRP
Precision Refrigeration & Air Conditioning LLC	First Lien Secured Debt	SOFR+690, 1.00% Floor	03/08/28	16,013	15,746	15,533	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+690, 1.00% Floor	03/08/28	1,705	1,397	1,369	(9)(21)(23)(31)
SMC IR Holdings, LLC	Common Equity - Common Stock	N/A	N/A	148 Shares	170	275	(9)
					17,313	17,177
Jacent
Jacent Strategic Merchandising	First Lien Secured Debt	SOFR+585 Cash plus 0.75% PIK, 1.00% Floor	04/23/24	22,249	22,241	21,833	(9)(23)(30)
	First Lien Secured Debt - Revolver	SOFR+660, 1.00% Floor	04/23/24	3,500	1,563	1,505	(9)(21)(23)(30)
	Common Equity - Common Stock	N/A	N/A	5,000 Shares	500	56	(9)(13)
JSM Equity Investors, L.P.	Preferred Equity - Class P Partnership Units	N/A	N/A	11 Shares	11	1	(9)(13)
					24,315	23,395
Jones & Frank
JF Acquisition, LLC	First Lien Secured Debt	SOFR+560, 1.00% Floor	07/31/26	12,931	12,866	12,803	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+560, 1.00% Floor	07/31/26	1,569	(10)	(15)	(8)(9)(21)(23)
					12,856	12,788
Naviga
Colonnade Parent Inc (fka Naviga Inc.)	First Lien Secured Debt	7.10%	04/27/24	13,126	13,111	11,551	(9)(14)(31)
	First Lien Secured Debt - Revolver	7.10%	04/27/24	500	500	440	(9)(14)(23)(31)
					13,611	11,991
PSE
Graffiti Buyer, Inc.	First Lien Secured Debt	SOFR+560, 1.00% Floor	08/10/27	8,283	8,188	8,200	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+460, 1.00% Floor	08/10/27	1,002	591	592	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	P+450	08/10/27	305	301	302	(9)(28)
Graffiti Parent, LP	Common Equity - Common Stock	N/A	N/A	2,439 Shares	244	385	(9)(13)
					9,324	9,479
PSI Services, LLC
Lifelong Learner Holdings, LLC	First Lien Secured Debt	SOFR+590, 1.00% Floor	10/20/25	5,321	5,242	5,321	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+590, 1.00% Floor	10/20/25	597	445	448	(9)(21)(23)(31)
					5,687	5,769

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (35)	Fair Value (1)(36)
SafetyCo
HEF Safety Ultimate Holdings, LLC	First Lien Secured Debt	SOFR+575, 1.00% Floor	11/19/29	13,481	7,238	7,144	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+575, 1.00% Floor	11/17/29	1,500	365	363	(9)(21)(23)(31)
					7,603	7,507
SEER
GS SEER Group Borrower LLC	First Lien Secured Debt	SOFR+675, 1.00% Floor	04/29/30	4,607	3,708	3,705	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+675, 1.00% Floor	04/30/29	367	(9)	(10)	(8)(9)(21)(23)
GS SEER Group Holdings, LLC	Common Equity - Common Stock	N/A	N/A	42 Shares	42	38	(9)(13)(24)
					3,741	3,733
Smith System
Smith Topco, Inc.	First Lien Secured Debt	SOFR+600, 1.00% Floor	11/06/29	8,850	8,661	8,739	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	11/06/29	1,128	(24)	(14)	(8)(9)(21)(23)
					8,637	8,725
Soliant
Soliant Health, Inc.	Common Equity - Membership Interests	N/A	N/A	300 Shares	300	1,589	(9)
Trench Plate
Trench Plate Rental Co.	First Lien Secured Debt	SOFR+560, 1.00% Floor	12/03/26	17,864	17,670	17,551	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+560, 1.00% Floor	12/03/26	1,818	865	850	(9)(20)(21)(23) (31)
Trench Safety Solutions Holdings, LLC	Common Equity - Common Stock	N/A	N/A	331 Shares	50	44	(9)(13)
					18,585	18,445
US Legal Support
US Legal Support Investment Holdings, LLC	Common Equity - Series A-1 Units	N/A	N/A	631,972 Shares	632	904	(9)(13)
USLS Acquisition, Inc.	First Lien Secured Debt	SOFR+590, 1.00% Floor	12/02/24	23,507	23,398	23,387	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+490, 1.00% Floor	12/02/24	1,528	1,035	1,037	(9)(20)(21)(23) (30)(31)
	First Lien Secured Debt - Revolver	P+475	12/02/24	80	80	80	(9)(28)
					25,145	25,408
Wilson Language Training
Owl Acquisition, LLC	First Lien Secured Debt	SOFR+535, 1.00% Floor	02/04/28	9,635	9,493	9,562	(9)(30)
Owl Parent Holdings, LLC	Common Equity - Common Stock	N/A	N/A	100 Shares	100	171	(9)(13)
					9,593	9,733
		Total Business Services			$250,953	$236,873

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (35)	Fair Value (1)(36)
Chemicals, Plastics & Rubber
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I
Carbonfree Chemicals Holdings LLC (4)	Common Equity - Common Equity / Interest	N/A	N/A	1,246 Shares	$56,505	$18,972	(13)(16)(24)
FC2 LLC (4)	Common Equity - Common Stock	N/A	N/A	5 Shares	—	—	(13)(24)
	Secured Debt - Promissory Note	6.50%	10/14/27	12,500	12,500	12,500
					69,005	31,472
Westfall Technik, Inc.
Westfall Technik, Inc.	First Lien Secured Debt	SOFR+690 Cash plus 0.75% PIK, 1.00% Floor	09/13/24	21,444	21,389	21,058	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+690 Cash plus 0.75% PIK, 1.00% Floor	09/13/24	2,046	2,041	2,009	(9)(23)(31)
					23,430	23,067
		Total Chemicals, Plastics & Rubber			$92,435	$54,539
Construction & Building
Allstar Holdings
Athlete Buyer, LLC	First Lien Secured Debt	SOFR+635, 1.00% Floor	04/26/29	$23,337	$22,770	$22,753	(9)(31)
	First Lien Secured Debt	SOFR+635 Cash plus 1.00% PIK, 1.00% Floor	04/26/29	1,942	1,899	1,893	(9)(31)
	First Lien Secured Debt	SOFR+660, 1.00% Floor	04/26/29	1,000	(10)	(25)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+610, 1.00% Floor	04/26/29	652	421	418	(9)(21)(23)(31)
					25,080	25,039
Englert
Gutter Buyer, Inc.	First Lien Secured Debt	SOFR+635, 1.00% Floor	03/06/25	28,881	28,765	28,509	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+635, 1.00% Floor	03/06/25	2,727	1,591	1,563	(9)(20)(21)(23) (31)
Gutter Holdings, LP	Common Equity - Common Stock	N/A	N/A	500 Shares	500	223	(9)(13)
					30,856	30,295
Pave America
Pave America Interco, LLC (f/k/a Pavement Partners Interco, LLC)	First Lien Secured Debt	SOFR+690, 1.00% Floor	02/07/28	12,441	12,135	12,068	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+690, 1.00% Floor	02/07/28	942	(23)	(28)	(8)(9)(21)(23)
					12,112	12,040
RF Fager
R.F. Fager Company, LLC	First Lien Secured Debt	SOFR+525, 1.00% Floor	03/04/30	2,750	897	896	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	03/04/30	250	(6)	(6)	(8)(9)(21)(23)
					891	890
		Total Construction & Building			$68,939	$68,264

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (35)	Fair Value (1)(36)
Consumer Goods - Durable
A&V
A&V Holdings Midco, LLC	First Lien Secured Debt - Revolver	P+350	03/10/25	$1,505	$63	$71	(21)(23)(28)
KLO Holdings, LLC
1244311 B.C. Ltd. (4)	First Lien Secured Debt	SOFR+500, 1.00% Floor	09/30/25	2,592	2,592	2,540	(17)(30)
	First Lien Secured Debt	SOFR+500 PIK, 1.00% Floor	09/30/25	1,281	1,281	1,253	(17)(30)
	Common Equity - Common Stock	N/A	N/A	1,000,032 Shares	1,000	1,448	(2)(13)(17)(24)
					4,873	5,241
NSi Industries
Wildcat BuyerCo, Inc.	First Lien Secured Debt	SOFR+575, 1.00% Floor	02/26/27	26,995	24,366	24,382	(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+575, 1.00% Floor	02/26/27	725	(7)	(13)	(8)(20)(21)(23)
Wildcat Parent LP	Common Equity - Common Stock	N/A	N/A	1,070 Shares	107	242
					24,466	24,611
Sorenson Holdings, LLC
Sorenson Holdings, LLC	First Lien Secured Debt	8% PIK	04/01/30	247	197	197
	First Lien Secured Debt	10% PIK	04/01/30	60	54	54
	Common Equity - Membership Interests	N/A	N/A	279 Shares	108	108	(13)(24)
					359	359
		Total Consumer Goods – Durable			$29,761	$30,282
Consumer Goods - Non-durable
3D Protein
Protein For Pets Opco, LLC	First Lien Secured Debt	SOFR+525, 1.00% Floor	09/22/30	$6,792	$6,657	$6,657	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	09/22/30	708	(14)	(14)	(8)(9)(21)(23)
					6,643	6,643
Dan Dee
Project Comfort Buyer, Inc.	First Lien Secured Debt	SOFR+710, 1.00% Floor	02/01/25	19,790	19,662	19,569	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+710, 1.00% Floor	02/01/25	1,731	(6)	(19)	(8)(9)(21)(23)
	Preferred Equity - Preferred Equity	N/A	N/A	491,405 Shares	492	172	(9)(13)
					20,148	19,722
LashCo
Lash OpCo, LLC	First Lien Secured Debt	SOFR+275 Cash plus 5.10% PIK, 1.00% Floor	03/18/26	43,263	42,851	42,610	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+275 Cash plus 5.10% PIK, 1.00% Floor	09/18/25	1,612	1,591	1,590	(9)(21)(23)(31)
					44,442	44,200

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (35)	Fair Value (1)(36)
Paladone
Paladone Group Bidco Limited	First Lien Secured Debt	SOFR+560, 1.00% Floor	11/12/27	6,919	6,830	6,842	(9)(17)(31)
	First Lien Secured Debt - Revolver	SON+585, 1.00% Floor	11/12/27	£353	(6)	(5)	(8)(9)(17)(21) (23)
	First Lien Secured Debt - Revolver	SOFR+585, 1.00% Floor	11/12/27	1,412	(17)	(16)	(8)(9)(17)(21) (23)
Paladone Group Holdings Limited	Common Equity - Common Stock	N/A	N/A	94,151 Shares	94	89	(9)(13)(17)
					6,901	6,910
RoC Skincare
RoC Holdco LLC	First Lien Secured Debt	SOFR+600, 1.00% Floor	02/21/31	12,805	12,554	12,549	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	02/21/30	2,195	(43)	(44)	(8)(9)(21)(23)
					12,511	12,505
Sequential Brands Group, Inc.
Gainline Galaxy Holdings LLC	Common Equity - Common Stock	N/A	N/A	10,854 Shares	2,041	195	(13)(16)(17)
Galaxy Universal LLC	First Lien Secured Debt	SOFR+525, 1.00% Floor	11/12/26	1,241	1,225	1,236	(17)(31)
Swisstech IP CO, LLC	First Lien Secured Debt	6.00% PIK	11/29/24	192	79	190	(17)
					3,345	1,621
Suave
Silk Holdings I Corp.	Common Equity - Common Stock	N/A	N/A	100 Shares	100	203	(9)(13)(24)
Silk Holdings III Corp.	First Lien Secured Debt	SOFR+775, 1.00% Floor	05/01/29	9,826	9,554	9,727	(9)(13)
	First Lien Secured Debt	SOFR+650, 1.00% Floor	05/01/29	20,125	—	(201)	(8)(9)(23)
					9,654	9,729
Village Pet Care
Village Pet Care, LLC	First Lien Secured Debt	SOFR+650, 1.00% Floor	09/22/29	6,500	2,173	2,120	(9)(21)(23)(30)
	First Lien Secured Debt - Revolver	P+550	09/22/29	1,000	382	380	(9)(21)(23)(28)
					2,555	2,500
		Total Consumer Goods – Non-durable			$106,199	$103,830
Consumer Services
Activ
Activ Software Holdings, LLC	First Lien Secured Debt	SOFR+625, 1.00% Floor	05/04/27	$32,037	$31,569	$31,731	(9)(32)(33)
	First Lien Secured Debt - Revolver	SOFR+650, 1.00% Floor	05/04/27	2,407	(25)	(24)	(8)(9)(21)(23)
					31,544	31,707

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (35)	Fair Value (1)(36)
Atlas Technical Consultants
GI Apple Midco LLC	First Lien Secured Debt	SOFR+675, 1.00% Floor	04/19/30	8,407	7,579	7,700	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+675, 1.00% Floor	04/19/29	556	(14)	—	(9)(20)(21)(23)
					7,565	7,700
Bird
Bird Scooter Acquisition Corp. (4)	Common Equity - Common Stock	N/A	N/A	4,656,670 Shares	366	373	(9)(13)(24)
Blue Jay Transit Inc. (4)	First Lien Secured Debt	SOFR+300, 1.00% Floor	03/22/28	23,107	22,077	22,440	(9)(23)(30)
					22,443	22,813
Clarus Commerce
Marlin DTC-LS Midco 2, LLC	First Lien Secured Debt	SOFR+660, 1.00% Floor	07/01/25	21,355	21,218	21,212	(31)
	First Lien Secured Debt - Revolver	SOFR+660, 1.00% Floor	07/01/25	685	—	(5)	(8)(21)(23)
					21,218	21,207
Excelligence
Excelligence Learning Corporation	First Lien Secured Debt	SOFR+575, 1.00% Floor	01/18/30	8,630	8,458	8,458	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+575, 1.00% Floor	01/18/30	1,370	388	388	(9)(21)(23)(31)
					8,846	8,846
Go Car Wash
Go Car Wash Management Corp.	First Lien Secured Debt	SOFR+635, 1.00% Floor	12/31/26	23,728	10,721	10,511	(9)(21)(23)(30)
	First Lien Secured Debt - Revolver	SOFR+635, 1.00% Floor	12/31/26	417	(1)	(9)	(8)(9)(21)(23)
					10,720	10,502
Lending Point
LendingPoint LLC	First Lien Secured Debt	SOFR+665 Cash plus 5.00% PIK, 1.00% Floor	12/30/26	32,359	32,055	32,094	(9)(30)
	First Lien Secured Debt	SOFR+590, 1.00% Floor	12/30/26	4,167	4,143	4,134	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+590, 1.00% Floor	12/30/26	8,333	1,864	1,842	(9)(21)(23)(31)
					38,062	38,070
Renovo
HomeRenew Buyer, Inc.	First Lien Secured Debt	SOFR+665, 1.00% Floor	11/23/27	15,284	15,089	14,673	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+665, 1.00% Floor	11/23/27	1,958	1,930	1,880	(9)(23)(31)
					17,019	16,553

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (35)	Fair Value (1)(36)
The Club Company
Eldrickco Limited	First Lien Secured Debt	SON+578, 0.50% Floor	11/26/25	£14,858	16,145	15,902	(9)(17)(21)(23) (29)
	First Lien Secured Debt - Revolver	SON+578, 0.50% Floor	11/26/25	£356	415	444	(9)(17)(23)(29)
	First Lien Secured Debt - Revolver	SON+603, 0.50% Floor	05/26/25	£345	—	(4)	(8)(9)(17)(21) (23)
					16,560	16,342
The Weather Company
Zephyr Buyer, L.P.	First Lien Secured Debt	SOFR+675, 1.00% Floor	01/31/30	31,048	30,296	30,272	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+675, 1.00% Floor	01/31/30	3,952	(96)	(99)	(8)(9)(21)(23)
					30,200	30,173
US Auto
Auto Pool 2023 Trust (Del. Stat. Trust) (4)	Structured Products and Other - Membership Interests	N/A	02/28/29	N/A	26,131	25,200	(9)(25)
		Total Consumer Services			$230,308	$229,113
Diversified Investment Vehicles, Banking, Finance, Real Estate
Celink
Compu-Link Corporation (dba Celink)	First Lien Secured Debt	SOFR+610, 1.00% Floor	11/30/28	$8,432	$8,273	$8,308	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+610, 1.00% Floor	11/30/28	2,883	(13)	(42)	(8)(9)(21)(23)
Peer Advisors, LLC	First Lien Secured Debt	SOFR+610, 1.00% Floor	11/30/28	4,538	4,530	4,472	(9)(30)
					12,790	12,738
Definiti LLC
Greylock Holdings LLC	Common Equity - Common Stock	N/A	N/A	100,000 Shares	100	67	(9)(13)
RHI Acquisition LLC	First Lien Secured Debt	SOFR+660, 1.00% Floor	03/16/29	9,175	6,335	6,214	(9)(21)(23)(32)
	First Lien Secured Debt - Revolver	SOFR+660, 1.00% Floor	03/16/29	660	(16)	(23)	(8)(9)(21)(23)
					6,419	6,258
Golden Bear
Golden Bear 2016-R, LLC (4)	Structured Products and Other - Membership Interests	N/A	09/20/42	N/A	16,517	10,439	(3)(17)
Purchasing Power, LLC
Purchasing Power Funding I, LLC	First Lien Secured Debt - Revolver	SOFR+710, 0.00% Floor	02/24/25	9,113	3,463	3,463	(9)(21)(23)(30)
Spectrum Automotive
Shelby 2021 Holdings Corp.	First Lien Secured Debt	SOFR+586, 0.75% Floor	06/29/28	14,217	13,519	13,526	(9)(21)(23)(30)
	First Lien Secured Debt - Revolver	SOFR+586, 0.75% Floor	06/29/27	420	(3)	(4)	(8)(9)(21)(23)
					13,516	13,522
		Total Diversified Investment Vehicles, Banking, Finance, Real Estate			$52,705	$46,420

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (35)	Fair Value (1)(36)
Energy - Electricity
Renew Financial LLC (f/k/a Renewable Funding, LLC)
AIC SPV Holdings II, LLC	Preferred Equity - Preferred Stock	N/A	N/A	142 Shares	$534	$283	(13)(15)(17)
Renew Financial LLC (f/k/a Renewable Funding, LLC)	Common Equity - Common Stock	N/A	N/A	1,368,286 Shares	16,813	96	(13)(17)(24)
Renew JV LLC	Common Equity - Membership Interests	N/A	N/A	286,236 Shares	286	378	(13)(17)
					17,633	757
Solarplicity Group Limited (f/k/a AMP Solar UK)
Solarplicity UK Holdings Limited	First Lien Secured Debt	4.00%	03/08/23	£5,562	7,231	2,128	(11)(14)(17)
	Preferred Equity - Preferred Stock	N/A	N/A	4,286 Shares	5,623	—	(2)(13)(17)
	Common Equity - Ordinary Shares	N/A	N/A	2,825 Shares	4	—	(2)(13)(17)
					12,858	2,128
		Total Energy – Electricity			$30,491	$2,885
Energy - Oil & Gas
Pelican
Pelican Energy, LLC (4)	Common Equity - Membership Interests	N/A	N/A	1,444 Shares	$11,802	$144	(13)(16)(17) (24)
Spotted Hawk
SHD Oil & Gas, LLC (5)	Common Equity - Series C Units	N/A	N/A	50,952,525 Shares	43,453	347	(13)(16)(24)
	Common Equity - Series A Units	N/A	N/A	7,600,000 Shares	1,411	—	(13)(16)(24)
					44,865	347
		Total Energy – Oil & Gas			$56,666	$491
Healthcare & Pharmaceuticals
83bar
83Bar, Inc.	First Lien Secured Debt	SOFR+586, 1.50% Floor	07/02/26	$2,995	$2,989	$2,943	(9)(30)
Akoya
Akoya Biosciences, Inc.	First Lien Secured Debt	SOFR+691, 2.50% Floor	11/01/27	22,500	22,496	22,500	(9)(30)
Alcami
Alcami Corporation	First Lien Secured Debt	SOFR+710, 1.00% Floor	12/21/28	8,734	8,484	8,582	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+710, 1.00% Floor	12/21/28	1,096	(30)	(19)	(8)(9)(21)(23)
					8,454	8,563
Alcresta Therapeutics Inc.
Alcresta Holdings, LP	Preferred Equity - Preferred Equity	N/A	N/A	116 Shares	116	116	(9)(13)(24)
	Common Equity - Common Stock	N/A	N/A	1,176 Shares	1	1	(9)(13)(24)
Alcresta Therapeutics Inc.	First Lien Secured Debt	SOFR+575, 1.00% Floor	03/31/30	9,441	2,166	2,164	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+575, 1.00% Floor	03/31/29	441	(9)	(9)	(8)(9)(21)(23)
					2,274	2,272

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (35)	Fair Value (1)(36)
Carbon6
Carbon6 Technologies, Inc.	Preferred Equity - Preferred Equity	N/A	N/A	280,899 Shares	250	250	(9)(13)
Cato Research
LS Clinical Services Holdings, Inc.	First Lien Secured Debt	SOFR+751, 1.00% Floor	12/16/27	13,684	13,484	13,084	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+751, 1.00% Floor	06/16/27	1,875	164	115	(9)(21)(23)(31)
					13,648	13,199
Celerion
Celerion Buyer, Inc.	First Lien Secured Debt	SOFR+650, 0.75% Floor	11/05/29	9,260	7,753	7,935	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+650, 0.75% Floor	11/03/28	639	(15)	(3)	(8)(9)(21)(23)
					7,738	7,932
Cerus
Cerus Corporation	First Lien Secured Debt	SOFR+660, 1.80% Floor	03/01/28	16,500	16,466	16,500	(9)(17)(30)
	First Lien Secured Debt	SOFR+660, 1.00% Floor	03/01/28	6,000	2,976	3,000	(9)(17)(23)(30)
	First Lien Secured Debt - Revolver	SOFR+385, 1.00% Floor	03/01/28	2,000	1,711	1,712	(9)(17)(21)(23) (30)
					21,153	21,212
CNSI
Acentra Holdings, LLC (fka CNSI Holdings, LLC)	First Lien Secured Debt	SOFR+650, 0.50% Floor	12/17/29	17,775	17,242	17,508	(9)(31)
	First Lien Secured Debt	SOFR+650, 0.50% Floor	12/17/28	3,990	3,921	3,950	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+650, 0.50% Floor	12/17/29	2,000	329	357	(9)(21)(23)(31)
					21,492	21,815
Compass Health
Roscoe Medical, Inc	First Lien Secured Debt	SOFR+636, 1.00% Floor	09/30/24	7,449	7,181	7,337	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+636, 1.00% Floor	09/30/24	1,393	480	512	(9)(21)(23)(30)
					7,661	7,849
EmpiRx
EmpiRx Health LLC	First Lien Secured Debt	SOFR+510, 1.00% Floor	08/05/27	8,886	8,767	8,864	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+510, 1.00% Floor	08/05/27	909	(10)	(2)	(8)(9)(20)(21) (23)
					8,757	8,862
ExactCare
ExactCare Parent, Inc.	First Lien Secured Debt	SOFR+650, 1.00% Floor	11/03/29	18,033	17,555	17,717	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+650, 1.00% Floor	11/03/29	1,967	(50)	(34)	(8)(9)(21)(23)
					17,505	17,683

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (35)	Fair Value (1)(36)
Gateway Services
Gateway US Holdings, Inc.	First Lien Secured Debt	SOFR+615, 0.75% Floor	09/22/26	9,608	9,546	9,608	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+665, 0.75% Floor	09/22/26	304	(2)	—	(9)(21)(23)
					9,544	9,608
Gossamer
GB001, Inc.	First Lien Secured Debt	SOFR+711, 2.00% Floor	01/01/25	25,935	1,907	1,935	(9)(17)(23)(30)
Health & Safety Institute
HSI Halo Holdings, LLC	Common Equity - Common Stock	N/A	N/A	104 Shares	16	13	(9)(13)
HSI HALO Acquisition, Inc.	First Lien Secured Debt	SOFR+585, 1.00% Floor	08/31/26	16,059	15,926	15,842	(9)(31)
	First Lien Secured Debt	SOFR+635, 1.00% Floor	08/31/26	2,435	2,398	2,424	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+485, 1.00% Floor	09/02/25	677	675	674	(9)(23)(31)
	First Lien Secured Debt - Revolver	P+475	09/02/25	135	135	135	(9)(28)
	Common Equity - Common Stock	N/A	N/A	500 Shares	31	1,259	(9)(13)
					19,181	20,347
KureSmart
Clearway Corporation (f/k/a NP/Clearway Holdings, Inc.)	Common Equity - Common Stock	N/A	N/A	133 Shares	133	264	(9)(13)
Kure Pain Holdings, Inc.	First Lien Secured Debt	SOFR+610, 1.00% Floor	08/27/25	21,214	21,130	21,210	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+610, 1.00% Floor	08/27/24	2,654	(8)	—	(9)(21)(23)
					21,255	21,474
LucidHealth
Premier Imaging, LLC	First Lien Secured Debt	SOFR+611, 1.00% Floor	01/02/25	8,011	7,952	7,610	(9)(31)
Mannkind Corporation
Mannkind Corporation	First Lien Secured Debt	SOFR+635, 1.00% Floor	08/01/25	9,822	9,800	9,822	(9)(26)(30)
	Common Equity - Common Stock	N/A	N/A	334,226 Shares	76	1,514	(9)(10)(13)(17)
					9,876	11,336
Maxor National Pharmacy Services, LLC
Maxor National Pharmacy Services, LLC	First Lien Secured Debt	SOFR+700, 1.00% Floor	03/01/29	13,286	12,936	13,087	(9)(32)
	First Lien Secured Debt - Revolver	SOFR+700, 1.00% Floor	03/01/29	1,530	(38)	(23)	(8)(9)(21)(23)
Maxor Topco, L.P.	Preferred Equity - Preferred Equity	N/A	N/A	50,000 Shares	50	68	(9)(13)
					12,948	13,132
Medical Guardian
Medical Guardian, LLC	First Lien Secured Debt	SOFR+635, 1.00% Floor	10/26/26	35,483	30,450	30,455	(9)(21)(23)(30)
	First Lien Secured Debt - Revolver	SOFR+635, 1.00% Floor	10/26/26	3,810	808	810	(9)(21)(23)(30)
					31,258	31,265

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (35)	Fair Value (1)(36)
Midwest Vision
Midwest Vision Partners Management, LLC	First Lien Secured Debt	SOFR+665, 1.00% Floor	01/12/27	21,624	21,375	21,245	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+665, 1.00% Floor	01/12/27	612	605	601	(9)(23)(31)
					21,980	21,846
Partner Therapeutics, Inc
Partner Therapeutics, Inc	Preferred Equity - Preferred Equity	N/A	N/A	55,556 Shares	333	387	(9)(13)
	Warrants - Warrants	N/A	N/A	73,333 Shares	389	188	(9)(13)
					722	575
PHS
PHS Buyer, Inc.	First Lien Secured Debt	SOFR+610 Cash plus 1.50% PIK, 1.00% Floor	01/31/27	23,998	23,756	23,698	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+610 Cash plus 1.50% PIK, 1.00% Floor	01/31/27	2,000	1,310	1,317	(9)(21)(23)(30)
					25,066	25,015
RHA Health Services
Pace Health Companies, LLC	First Lien Secured Debt	SOFR+640, 1.00% Floor	08/02/25	3,722	3,699	3,676	(9)(31)
	First Lien Secured Debt	SOFR+665, 1.00% Floor	08/02/25	2,496	1,568	1,568	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+640, 1.00% Floor	08/02/25	500	—	(6)	(8)(9)(20)(21) (23)
					5,267	5,238
Rigel Pharmaceuticals
Rigel Pharmaceuticals, Inc.	First Lien Secured Debt	SOFR+576, 1.50% Floor	09/01/26	18,000	18,000	18,000	(9)(30)
Team Select
TS Investors, LLC	First Lien Secured Debt	SOFR+660, 1.00% Floor	05/04/29	2,301	1,869	1,932	(9)(21)(23)(30)
	First Lien Secured Debt - Revolver	SOFR+660, 1.00% Floor	05/04/29	185	(5)	—	(9)(21)(23)
					1,864	1,932
TELA Bio, Inc.
TELA Bio, Inc.	First Lien Secured Debt	SOFR+635, 1.00% Floor	05/01/27	16,667	13,287	13,333	(9)(23)(30)
TersSera
TerSera Therapeutics LLC	First Lien Secured Debt	SOFR+575, 1.00% Floor	04/04/29	13,791	13,426	13,756	(9)(30)
	First Lien Secured Debt	P+575	04/04/29	35	34	35	(9)(28)
	First Lien Secured Debt - Revolver	SOFR+675, 1.00% Floor	04/04/29	1,140	(29)	(3)	(8)(9)(21)(23)
					13,431	13,788
TissueTech
TissueTech, Inc.	First Lien Secured Debt	SOFR+586, 1.00% Floor	04/01/27	17,500	17,433	17,500	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+411, 1.00% Floor	04/01/27	1,000	497	500	(9)(21)(23)(30)
					17,930	18,000

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (35)	Fair Value (1)(36)
Treace
Treace Medical Concepts, Inc.	First Lien Secured Debt	SOFR+610, 1.00% Floor	04/01/27	35,000	14,532	13,796	(9)(17)(23)(27) (30)
	First Lien Secured Debt - Revolver	SOFR+410, 1.00% Floor	04/01/27	3,000	394	328	(9)(17)(21)(23) (27)(30)
					14,926	14,124
Unchained Labs
Unchained Labs, LLC	First Lien Secured Debt	SOFR+555, 1.00% Floor	08/09/27	4,111	4,074	4,060	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+555, 1.00% Floor	08/09/27	726	(8)	(9)	(8)(9)(21)(23)
					4,066	4,051
US Fertility
US Fertility Enterprises, LLC	First Lien Secured Debt	SOFR+600, 1.00% Floor	12/21/27	3,313	3,264	3,264	(9)(31)
	First Lien Secured Debt	SOFR+660, 1.00% Floor	12/21/27	2,950	2,891	2,920	(9)(32)
	First Lien Secured Debt - Revolver	SOFR+651, 1.00% Floor	12/21/27	63	15	15	(9)(21)(23)(31)
					6,170	6,199
WellDyneRx, LLC
WelldyneRX, LLC	First Lien Secured Debt	SOFR+685, 0.75% Floor	03/09/27	17,715	17,468	17,228	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+685, 0.75% Floor	03/09/26	1,923	(19)	(48)	(8)(9)(21)(23)
					17,449	17,180
		Total Healthcare & Pharmaceuticals			$408,496	$411,068
High Tech Industries
Acronis AG
ACRONIS AG	First Lien Secured Debt	SOFR+595 Cash plus 1.00% PIK, 1.00% Floor	04/01/27	$27,006	$26,856	$27,006	(9)(17)(30)
American Megatrends
AMI US Holdings Inc.	First Lien Secured Debt	SOFR+535, 1.00% Floor	04/01/25	20,462	20,370	20,462	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+535, 0.00% Floor	04/01/24	2,907	—	—	(9)(21)(23)
					20,370	20,462
BarTender
Sigma Buyer LLC	First Lien Secured Debt	SOFR+675, 0.75% Floor	01/04/28	5,940	5,797	5,925	(9)(32)
	First Lien Secured Debt - Revolver	SOFR+675, 0.75% Floor	01/04/28	1,500	266	296	(9)(21)(23)(31) (32)
					6,063	6,221
Calero Holdings, Inc.
Telesoft Holdings, LLC	First Lien Secured Debt	SOFR+585, 1.00% Floor	12/16/25	21,818	21,662	21,539	(30)
	First Lien Secured Debt - Revolver	SOFR+585, 1.00% Floor	12/16/25	2,273	98	84	(21)(23)(30)
					21,760	21,623

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (35)	Fair Value (1)(36)
ChyronHego Corporation
ChyronHego Corporation (5)	Preferred Equity - Preferred Equity	N/A	N/A	7,800 Shares	6,001	19,610	(13)(24)
ChyronHego US Holding Corporation (5)	First Lien Secured Debt	SOFR+350, 1.75% Floor	06/30/26	106,656	106,443	106,656	(31)
	First Lien Secured Debt - Revolver	SOFR+600, 1.75% Floor	06/30/26	5,000	3,800	3,800	(21)(23)(31)
					116,244	130,066
Dairy.com
Momentx Corporation	First Lien Secured Debt	SOFR+585, 1.00% Floor	06/24/27	15,008	14,832	14,859	(9)(31)
	First Lien Secured Debt	SOFR+635, 1.00% Floor	06/24/27	1,353	1,331	1,353	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+585, 1.00% Floor	06/24/27	1,257	1,243	1,244	(9)(23)(31)
					17,406	17,456
Digital.ai
Digital.ai Software Holdings, Inc.	First Lien Secured Debt	SOFR+600, 1.00% Floor	08/10/28	23,110	22,713	22,879	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+675, 1.00% Floor	08/10/28	2,419	(43)	(24)	(8)(9)(21)(23)
					22,670	22,855
GoHealth
Norvax, LLC	First Lien Secured Debt - Revolver	SOFR+660, 1.00% Floor	06/30/25	1,591	(8)	—	(9)(21)(23)
Gtreasury
G Treasury SS LLC	First Lien Secured Debt	SOFR+600, 1.00% Floor	06/29/29	2,250	211	205	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	06/29/29	250	(4)	(5)	(8)(9)(21)(23)
					207	200
International Cruise & Excursion Gallery, Inc.
International Cruise & Excursion Gallery, Inc.	First Lien Secured Debt	SOFR+535, 1.00% Floor	06/06/25	14,138	14,069	11,423	(31)
Litify
Litify Holdings Inc.	Common Equity - Common Stock	N/A	N/A	217,892 Shares	107	283	(9)(13)
Litify LLC	First Lien Secured Debt	SOFR+710, 1.00% Floor	02/02/29	11,667	11,367	11,404	(9)(30)
	First Lien Secured Debt	SOFR+760, 1.00% Floor	02/02/29	7,500	7,299	7,350	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+710, 1.00% Floor	02/02/29	833	(20)	(19)	(8)(9)(21)(23)
					18,753	19,018
Modern Campus
Destiny Solutions U.S., Inc.	First Lien Secured Debt	SOFR+585, 1.00% Floor	06/08/26	25,318	24,999	24,937	(19)(30)
RMCF IV CIV XXXV, L.P.	Common Equity - Common Stock	N/A	N/A	482 Shares	1,000	1,788	(13)
					25,999	26,725

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (35)	Fair Value (1)(36)
MYCOM
Magnate Holding Corp.	First Lien Secured Debt	SOFR+615, 0.50% Floor	12/16/24	18,831	18,827	18,661	(9)(17)(31)
New Era Technology, Inc.
New Era Technology, Inc.	First Lien Secured Debt	SOFR+640, 1.00% Floor	10/31/26	31,829	31,505	31,113	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+640, 1.00% Floor	10/30/26	1,732	(17)	(39)	(8)(9)(21)(23)
					31,488	31,074
Omada
Omada Health, Inc.	First Lien Secured Debt	SOFR+710, 2.50% Floor	06/01/28	2,900	1,425	1,422	(9)(23)(30)
	First Lien Secured Debt - Revolver	SOFR+410, 2.50% Floor	06/01/28	100	4	4	(9)(21)(23)(30)
					1,429	1,426
Pro Vigil
Pro-Vigil Holding Company, LLC	First Lien Secured Debt	SOFR+860, 1.00% Floor	01/11/26	29,939	23,448	23,277	(9)(21)(23)(31)
Schlesinger Group
Schlesinger Global, LLC	First Lien Secured Debt	SOFR+275 Cash plus 5.60% PIK, 1.00% Floor	07/12/25	11,465	11,393	11,354	(9)(30)(31)
Simeio
Simeio Group Holdings, Inc.	First Lien Secured Debt	SOFR+585 Cash plus 0.50% PIK, 1.00% Floor	02/02/26	8,126	8,088	8,025	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+585 Cash plus 0.50% PIK, 1.00% Floor	02/02/26	1,442	1,149	1,129	(9)(21)(23) (30)(31)
	First Lien Secured Debt - Revolver	P+475	02/02/26	288	288	283	(9)(28)
					9,525	9,437
Sirsi Corporation
Sirsi Corporation	First Lien Secured Debt	SOFR+635, 1.00% Floor	03/15/25	4,658	4,658	4,646	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+635, 1.00% Floor	03/15/25	429	(1)	(1)	(8)(9)(21)(23)
					4,657	4,645
Springbrook
Springbrook Holding Company, LLC	First Lien Secured Debt	SOFR+561, 1.00% Floor	12/23/26	15,647	15,507	15,373	(31)
	First Lien Secured Debt	SOFR+661, 1.00% Floor	12/23/26	2,331	2,309	2,331	(31)
	First Lien Secured Debt	SOFR+550, 1.00% Floor	12/23/26	1,287	1,265	1,264	(30)
	First Lien Secured Debt - Revolver	SOFR+561, 1.00% Floor	12/23/26	1,463	(10)	(26)	(8)(21)(23)
					19,071	18,942
UpStack
Upstack Holdco Inc.	First Lien Secured Debt	SOFR+610, 1.00% Floor	08/20/27	31,310	30,780	31,075	(9)(31)(32)
	First Lien Secured Debt - Revolver	SOFR+610, 1.00% Floor	08/20/27	3,000	1,903	1,928	(9)(20)(21)(23) (30)(32)
					32,683	33,003
		Total High Tech Industries			$442,910	$454,874

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (35)	Fair Value (1)(36)
Hotel, Gaming, Leisure, Restaurants
Cave
Cave Enterprises Operations, LLC	First Lien Secured Debt	SOFR+660, 1.50% Floor	08/09/28	$9,949	$8,470	$8,616	(9)(23)(30)
CircusTrix
CircusTrix Holdings LLC	First Lien Secured Debt	SOFR+675, 1.00% Floor	07/18/28	3,995	945	975	(9)(21)(23)(30)
	First Lien Secured Debt - Revolver	SOFR+675, 1.00% Floor	07/18/28	1,000	(22)	(5)	(8)(9)(21)(23)
					923	970
Guernsey
Guernsey Holdings SDI LA LLC	First Lien Secured Debt	6.95%	11/18/26	1,789	1,779	1,668	(9)
	First Lien Secured Debt	SOFR+595, 1.00% Floor	11/18/26	1,167	—	—	(9)(23)
					1,779	1,668
PARS Group LLC
PARS Group LLC	First Lien Secured Debt	SOFR+685, 1.50% Floor	04/03/28	9,910	8,853	8,833	(9)(23)(30)
Taco Cabana
YTC Enterprises, LLC	First Lien Secured Debt	SOFR+636, 1.00% Floor	08/16/26	9,358	9,294	9,171	(9)(30)
		Total Hotel, Gaming, Leisure, Restaurants			$29,319	$29,258
Insurance
High Street Insurance
High Street Buyer, Inc.	First Lien Secured Debt	SOFR+540, 0.75% Floor	04/14/28	$29,507	$29,150	$29,064	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+590, 0.75% Floor	04/16/27	2,203	(23)	(33)	(8)(9)(21)(23)
					29,127	29,031
PGM Holdings Corporation
Turbo Buyer, Inc.	First Lien Secured Debt	SOFR+625, 1.00% Floor	12/02/25	18,838	18,667	18,414	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+625, 1.00% Floor	12/02/25	923	270	256	(9)(21)(23)(31)
					18,937	18,670
		Total Insurance			$48,064	$47,701
Manufacturing, Capital Equipment
AVAD, LLC
Surf Opco, LLC	First Lien Secured Debt - Revolver	SOFR+411, 1.00% Floor	03/17/26	$20,000	$13,508	$13,533	(9)(16)(20)(21) (23)(30)
	Preferred Equity - Class P-1 Preferred	N/A	N/A	33,333 Shares	3,333	6,666	(9)(13)(16)
	Preferred Equity - Class P-2 Preferred	N/A	N/A	85,164 Shares	8,516	4,864	(9)(13)(16)
	Common Equity - Class A-1 Common	N/A	N/A	3,333 Shares	—	200	(9)(13)(16)
					25,357	25,263

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (35)	Fair Value (1)(36)
Carlisle Fluid Technologies
LSF12 Donnelly Bidco, LLC	First Lien Secured Debt	SOFR+650, 1.00% Floor	10/02/29	14,925	14,576	14,573	(9)(30)
International Wire Group
IW Buyer LLC	First Lien Secured Debt	SOFR+685, 1.00% Floor	06/28/29	2,091	2,035	2,054	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+685, 1.00% Floor	06/28/29	393	(10)	(7)	(8)(9)(20)(21) (23)
					2,025	2,047
Kauffman
Kauffman Holdco, LLC	Common Equity - Common Stock	N/A	N/A	250,000 Shares	250	128	(9)
Kauffman Intermediate, LLC	First Lien Secured Debt	SOFR+660, 1.00% Floor	05/08/25	15,932	15,870	15,769	(9)(32)
	First Lien Secured Debt - Revolver	SOFR+660, 1.00% Floor	05/08/25	1,243	469	453	(9)(20)(21)(23) (31)(32)
					16,589	16,350
MedPlast Holdings Inc.
Viant Medical Holdings, Inc. (fka MedPlast Holdings, Inc.)	Second Lien Secured Debt	SOFR+786, 0.00% Floor	07/02/26	8,000	7,981	7,900	(10)(30)
		Total Manufacturing, Capital Equipment			$66,528	$66,133
Retail
IPS
SI Holdings, Inc.	First Lien Secured Debt	SOFR+610, 1.00% Floor	12/31/27	$30,709	$30,586	$30,398	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+510, 1.00% Floor	12/31/27	3,242	512	473	(9)(21)(23)(30)
	First Lien Secured Debt - Revolver	P+500	12/31/27	171	171	169	(9)(28)
				Total Retail	$31,269	$31,040
Telecommunications
MCA
Mobile Communications America, Inc.	First Lien Secured Debt	SOFR+600, 1.00% Floor	10/16/29	$11,135	$2,343	$2,355	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+625, 1.00% Floor	10/16/29	1,359	(31)	(17)	(8)(9)(21)(23)
					2,312	2,338
Securus Technologies Holdings, Inc.
Securus Technologies Holdings, Inc.	Second Lien Secured Debt	SOFR+126 Cash plus 8.05% PIK, 1.00% Floor	11/01/25	7,412	7,385	5,559	(31)
		Total Telecommunications			$9,697	$7,897
Transportation - Cargo, Distribution
Beacon Mobility
Beacon Mobility Corp.	First Lien Secured Debt	SOFR+635, 1.00% Floor	12/31/25	$36,936	$36,827	$36,897	(9)(30)(31)
	First Lien Secured Debt - Revolver	P+525	12/31/25	650	645	649	(9)(28)
	First Lien Secured Debt - Revolver	SOFR+535, 1.00% Floor	12/31/25	3,495	(30)	(4)	(8)(9)(20)(21)(23)
	First Lien Secured Debt - Revolver	4.10%	05/22/24	55,000	—	—	(9)(22)(23)
					37,442	37,542

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (35)	Fair Value (1)(36)
Camin Cargo
Camin Cargo Control Holdings, Inc.	First Lien Secured Debt	SOFR+600, 1.00% Floor	12/07/29	3,998	946	908	(9)(21)(23)(30)
	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	12/07/29	967	146	145	(9)(21)(23)(30)
	First Lien Secured Debt - Revolver	P+500	12/07/29	33	33	33	(9)(28)
					1,125	1,086
Heniff and Superior
Heniff Holdco, LLC	First Lien Secured Debt	SOFR+585, 1.00% Floor	12/03/26	29,366	29,103	29,219	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+585, 1.00% Floor	12/03/24	3,925	2,735	2,738	(9)(20)(21)(23) (30)
					31,838	31,957
IronClad
Ironhorse Purchaser, LLC	First Lien Secured Debt	SOFR+676, 1.00% Floor	09/30/27	3,060	3,003	2,999	(9)(31)
	First Lien Secured Debt	SOFR+650, 1.00% Floor	09/30/27	1,449	(27)	(29)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+650, 1.00% Floor	09/30/27	483	233	232	(9)(20)(21)(23) (30)
					3,209	3,202
Meritus Gas Partners
MGP Holdings III Corp.	First Lien Secured Debt	SOFR+525, 1.00% Floor	03/01/30	9,215	7,892	7,879	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	03/01/30	785	(15)	(16)	(8)(9)(21)(23)
					7,877	7,863
MSEA Tankers LLC
MSEA Tankers LLC (5)	Common Equity - Class A Units	N/A	N/A		15,791	50	(13)(17)(18)(24)
		Total Transportation – Cargo, Distribution			$97,282	$81,700
Utilities - Electric
Congruex
Congruex Group LLC	First Lien Secured Debt	SOFR+590, 0.75% Floor	05/03/29	$14,738	$14,469	$14,332	(9)(31)
		Total Utilities – Electric			$14,469	$14,332
Wholesale
Banner Solutions
Banner Buyer, LLC	First Lien Secured Debt	SOFR+585, 1.00% Floor	10/31/25	$14,986	$14,908	$14,884	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+585, 0.00% Floor	10/31/25	1,935	(11)	(13)	(8)(9)(21)(23)
Banner Parent Holdings, Inc.	Common Equity - Common Stock	N/A	N/A	6,125 Shares	613	435	(9)(13)
					15,510	15,306

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (35)	Fair Value (1)(36)
Thomas Scientific
BSP-TS, LP	Preferred Equity - Preferred Equity	N/A	N/A	17 Shares	17	18	(9)(13)(24)
	Common Equity - Common Stock	N/A	N/A	185 Shares	185	164	(9)(13)
Thomas Scientific, LLC	First Lien Secured Debt	SOFR+640, 1.00% Floor	12/14/27	31,174	30,746	30,772	(9)(31)
	First Lien Secured Debt - Revolver	P+525	12/14/27	2,963	704	702	(9)(21)(23)(28)
					31,652	31,656
		Total Wholesale			$47,162	$46,962
Total Investments before Cash Equivalents					$2,552,527	$2,352,835
J.P. Morgan U.S. Government Money Market Fund		N/A	N/A	142	$142	$142	(34)
Goldman Sachs Financial Square Government Fund		N/A	N/A	113	$113	$113	(34)
Total Investments after Cash Equivalents					$2,552,782	$2,353,090	(6)(7)

(1)
Fair value is determined in good faith subject to the oversight of the Board of Directors of the Company (See Note 2 to the consolidated financial statements).
(2)
Preferred and ordinary shares in Solarplicity UK Holdings Limited are GBP denominated equity investments. Common shares in 1244311 B.C. Ltd. are CAD denominated equity investments.
(3)
Denotes investments in which the Company owns greater than 25% of the equity, where the governing documents of each entity preclude the Company from exercising a controlling influence over the management or policies of such entity. The Company does not have the right to elect or appoint more than 25% of the directors or another party has the right to elect or appoint more directors than the Company and has the right to appoint certain members of senior management. Therefore, the Company has determined that these entities are not controlled affiliates. As of March 31, 2024, we had a 100% equity ownership interest in Golden Bear 2016-R, LLC, a collateralized loan obligation.

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2024

(In thousands, except share data)

(4)
Denotes investments in which we are an “Affiliated Person,” as defined in the 1940 Act, due to holding the power to vote or owning 5% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of December 31, 2023 and March 31, 2024 along with transactions during the three months ended March 31, 2024 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2023	Gross Additions ●	Gross Reductions ■	Net Change in Unrealized Gains (Losses)	Fair Value at March 31, 2024	Net Realized Gains (Losses)	Interest/ Dividend/ Other Income
1244311 B.C. Ltd., Common Stock	$1,087	$—	$—	$361	$1,448	$—	$—
1244311 B.C. Ltd., Term Loan	3,740	33	(8)	28	3,793	—	102
Auto Pool 2023 Trust (Del. Stat. Trust)	30,621	—	(1,736)	(3,685)	25,200	—	—
Blue Jay Transit Inc., Term Loan	—	22,077	—	363	22,440	—	28
Bird Scooter Acquisition Corp.	—	366	—	7	373	—	—
Carbonfree Chemicals Holdings LLC, Common Stock	18,727	—	—	245	18,972	—	—
FC2 LLC, Term Loan	12,501	—	—	(1)	12,500	—	203
FC2 LLC, Common Stock	—	—	—	—	—	—	—
Golden Bear 2016-R, LLC, Membership Interests	10,712	—	(610)	337	10,439	—	—
Pelican Energy, LLC, Common Stock	140	—	—	4	144	—	—
	$77,528	$22,476	$(2,354)	$(2,341)	$95,309	$—	$333
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

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2024

(In thousands, except share data)

(5)
Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Fair value as of December 31, 2023 and March 31, 2024 along with transactions during the three months ended March 31, 2024 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2023	Gross Additions ●	Gross Reductions ■	Net Change in Unrealized Gains (Losses)	Fair Value at March 31, 2024	Net Realized Gains (Losses)	Interest/ Dividend/ Other Income
Majority Owned Company
ChyronHego Corporation, Preferred Equity	$20,628	$—	$—	$(1,018)	$19,610	$—	$—
ChyronHego US Holding Corporation, Term Loan	106,906	3	(250)	(3)	106,656	—	2,394
ChyronHego US Holding Corporation, Revolver	1,300	2,500	—	—	3,800	—	60
Merx Aviation Finance, LLC, Letter of Credit	—	—	—	—	—	—	—
Merx Aviation Finance, LLC, Membership Interests	117,043	—	—	2,629	119,672	—	—
Merx Aviation Finance, LLC, Revolver	74,076	—	(4,000)	(1)	70,075	—	1,833
MSEA Tankers LLC, Class A Units	45	—	—	5	50	—	—
Controlled Company
SHD Oil & Gas, LLC, Series C Units	346	—	—	1	347	—	—
SHD Oil & Gas, LLC, Series A Units	—	—	—	—	—	—	—
	$320,344	$2,503	$(4,250)	$1,613	$320,210	$—	$4,287
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

As of March 31, 2024, the Company had a 87%, 100%, 100% and 38% equity ownership interest in ChyronHego Corporation; Merx Aviation Finance, LLC; MSEA Tankers, LLC; and SHD Oil & Gas, LLC (f/k/a Spotted Hawk Development LLC), respectively.

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2024

(In thousands, except share data)

(6)
Aggregate gross unrealized gain and loss for federal income tax purposes is $58,103 and $261,581, respectively. Net unrealized loss is $203,477 based on a tax cost of $2,582,131.
(7)
Substantially all securities are pledged as collateral to our multi-currency revolving credit facility (the “Senior Secured Facility” as defined in Note 6 to the consolidated financial statements). As such, these securities are not available as collateral to our general creditors.
(8)
The negative fair value is the result of the commitment being valued below par.
(9)
These are co-investments made with the Company’s affiliates in accordance with the terms of the exemptive order the Company received from the Securities and Exchange Commission (the “SEC”) permitting us to do so. (See Note 3 to the consolidated financial statements for discussion of the exemptive order from the SEC.)
(10)
Other than the investments noted by this footnote, the fair value of the Company’s investments is determined using unobservable inputs that are significant to the overall fair value measurement. See Note 2 to the consolidated financial statements for more information regarding ASC 820, Fair Value Measurements (“ASC 820”).
(11)
These investments have a maturity date prior to the end of the current period. Additional proceeds are expected from Solarplicity Group after the resolution of bankruptcy proceedings, or other corporate actions, at each respective issuer.
(12)
Par amount is denominated in USD unless otherwise noted, British Pound (“£”).
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
(17)
Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of March 31, 2024, non-qualifying assets represented approximately 5.4% of the total assets of the Company.
(18)
As of March 31, 2024, MSEA Tankers, LLC had various classes of limited liability interests outstanding of which the Company holds Class A-1 and Class A-2 units which are identical except that Class A-1 unit is voting and Class A-2 unit is non-voting. The units entitle the Company to appoint two out of three managers to the board of managers.
(19)
In addition to the interest earned based on the stated rate of this loan, the Company may be entitled to receive additional interest as a result of its arrangement with other lenders in a syndication.
(20)
As of March 31, 2024, there were letters of credit issued and outstanding through the Company under this first lien senior secured revolving loan.
(21)
The undrawn portion of these committed revolvers and delayed draw term loans includes a commitment and unused fee rate.
(22)
A letter of credit associated with this investment has been issued through the Company’s Senior Secured Facility. In the event of draw of funds the related funding would be pro-rated for all existing lenders in the investment.

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2024

(In thousands, except share data)

(23)
As of March 31, 2024, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 8 to the consolidated financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit **	Undrawn Commitment
A&V Holdings Midco, LLC	$1,505	$90	$—	$1,415
ACP Avenu Buyer, LLC	3,999	—	—	3,999
AMI US Holdings Inc.	2,907	—	—	2,907
Acentra Holdings, LLC (fka CNSI Holdings, LLC)	2,000	387	—	1,613
Activ Software Holdings, LLC	2,407	—	—	2,407
Alcami Corporation	1,096	—	—	1,096
Alcresta Therapeutics Inc.	7,529	—	—	7,529
Alpinex Opco, LLC	1,490	596	—	894
Athlete Buyer, LLC	1,652	435	—	1,217
Banner Buyer, LLC	1,935	—	—	1,935
Beacon Mobility Corp.	59,145	650	34,336	24,159
Berner Food & Beverage, LLC	2,881	2,011	—	870
Blue Jay Transit Inc.	667	—	—	667
Camin Cargo Control Holdings, Inc.	4,000	200	—	3,800
Cave Enterprises Operations, LLC	1,333	—	—	1,333
Celerion Buyer, Inc.	1,918	—	—	1,918
Cerus Corporation	5,000	1,712	—	3,288
ChyronHego US Holding Corporation	5,000	3,800	—	1,200
CircusTrix Holdings LLC	4,000	—	—	4,000
Club Car Wash Operating, LLC	2,900	1,625	—	1,275
Colonnade Parent Inc (fka Naviga Inc.)	500	500	—	—
Compu-Link Corporation (dba Celink)	2,883	—	—	2,883
Digital.ai Software Holdings, Inc.	2,419	—	—	2,419
Eagle Purchaser, Inc.	1,106	401	—	705
Eldrickco Limited*	3,582	449	—	3,133
EmpiRx Health LLC	909	—	227	682
ExactCare Parent, Inc.	1,967	—	—	1,967
Excelligence Learning Corporation	1,370	415	77	878
G Treasury SS LLC	2,250	—	—	2,250
G&A Partners Holding Company II, LLC	6,761	—	—	6,761
GB001, Inc.	24,000	—	—	24,000
GI Apple Midco LLC	1,262	—	39	1,223
GS SEER Group Borrower LLC	1,142	—	—	1,142
Gabriel Partners, LLC	665	310	—	355
Gateway US Holdings, Inc.	304	—	—	304
Go Car Wash Management Corp.	13,142	—	—	13,142
Graffiti Buyer, Inc.	1,307	908	—	399
Green Grass Foods, Inc.	1,250	—	—	1,250
Guernsey Holdings SDI LA LLC	1,167	—	—	1,167
Gutter Buyer, Inc.	2,727	1,602	102	1,023
HEF Safety Ultimate Holdings, LLC	7,500	400	—	7,100
HRO (Hero Digital) Holdings, LLC	9,317	2,519	31	6,767
HSI HALO Acquisition, Inc.	813	813	—	—
Health Management Associates Superholdings, Inc.	768	—	5	763
Heniff Holdco, LLC	3,926	2,748	164	1,014
High Street Buyer, Inc.	2,203	—	—	2,203
Hive Intermediate, LLC	2,325	635	—	1,690
HomeRenew Buyer, Inc.	1,958	1,958	—	—
IW Buyer LLC	393	—	9	384
Ironhorse Purchaser, LLC	1,933	242	13	1,678
JF Acquisition, LLC	1,569	—	—	1,569
Jacent Strategic Merchandising	3,500	1,564	—	1,936

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2024

(In thousands, except share data)

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit **	Undrawn Commitment
KL Charlie Acquisition Company	1,962	1,962	—	—
Kauffman Intermediate, LLC	1,243	466	155	622
Kure Pain Holdings, Inc.	2,654	—	—	2,654
LS Clinical Services Holdings, Inc.	1,875	193	—	1,682
Lash OpCo, LLC	1,612	1,610	—	2
LendingPoint LLC	8,333	1,908	—	6,425
Lifelong Learner Holdings, LLC	597	448	—	149
Litify LLC	833	—	—	833
M&M OPCO, LLC	476	—	—	476
MGP Holdings III Corp.	1,937	—	—	1,937
Marlin DTC-LS Midco 2, LLC	685	—	—	685
Maxor National Pharmacy Services, LLC	1,530	—	—	1,530
Medical Guardian, LLC	8,571	838	—	7,733
Merx Aviation Finance, LLC	76,252	70,075	6,177	—
Midwest Vision Partners Management, LLC	612	612	—	—
Mobile Communications America, Inc.	10,000	—	—	10,000
Momentx Corporation	1,257	1,257	—	—
New Era Technology, Inc.	1,732	—	—	1,732
Norvax, LLC	1,591	—	—	1,591
Omada Health, Inc.	1,550	5	—	1,545
PARS Group LLC	952	—	—	952
PHS Buyer, Inc.	2,000	1,342	—	658
Pace Health Companies, LLC	1,400	—	118	1,282
Paladone Group Bidco Limited	1,412	—	—	1,412
Paladone Group Bidco Limited*	446	—	—	446
Patriot Foods Buyer, Inc.	750	—	—	750
Pave America Interco, LLC (f/k/a Pavement Partners Interco, LLC)	942	—	—	942
Precision Refrigeration & Air Conditioning LLC	1,704	1,420	—	284
Pro-Vigil Holding Company, LLC	6,072	—	—	6,072
Project Comfort Buyer, Inc.	1,731	—	—	1,731
Protein For Pets Opco, LLC	708	—	—	708
Purchasing Power Funding I, LLC	9,113	3,463	—	5,650
R.F. Fager Company, LLC	2,063	—	—	2,063
RHI Acquisition LLC	3,300	—	—	3,300
RoC Holdco LLC	2,195	—	—	2,195
Roscoe Medical, Inc	1,393	533	—	860
SI Holdings, Inc.	3,413	683	—	2,730
Shelby 2021 Holdings Corp.	969	—	—	969
Sigma Buyer LLC	1,500	300	—	1,200
Silk Holdings III Corp.	20,125	—	—	20,125
Simeio Group Holdings, Inc.	1,731	1,443	—	288
Sirsi Corporation	429	—	—	429
Smith Topco, Inc.	1,128	—	—	1,128
Springbrook Holding Company, LLC	1,463	—	—	1,463
Surf Opco, LLC	20,000	13,564	333	6,103
TELA Bio, Inc.	3,333	—	—	3,333
THLP CO. LLC	4,494	2,116	181	2,197
TS Investors, LLC	554	—	—	554
Telesoft Holdings, LLC	2,273	114	—	2,159
TerSera Therapeutics LLC	1,140	—	—	1,140
Thomas Scientific, LLC	2,963	741	296	1,926
TissueTech, Inc.	1,000	500	—	500
Treace Medical Concepts, Inc.	23,416	403	—	23,013
Trench Plate Rental Co.	1,818	881	125	812
Turbo Buyer, Inc.	923	277	—	646

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2024

(In thousands, except share data)

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit **	Undrawn Commitment
US Fertility Enterprises, LLC	62	15	—	47
USLS Acquisition, Inc.	1,608	1,126	62	420
Ultimate Baked Goods Midco LLC	3,244	—	645	2,599
Unchained Labs, LLC	726	—	—	726
Upstack Holdco Inc.	3,000	1,950	110	940
Village Pet Care, LLC	5,250	400	—	4,850
WelldyneRX, LLC	1,923	—	—	1,923
Westfall Technik, Inc.	2,046	2,046	—	—
Wildcat BuyerCo, Inc.	2,851	—	30	2,821
Zephyr Buyer, L.P.	3,952	—	—	3,952
Total Commitments	$499,099	$139,661	$43,235	$316,203

* These investments are in a foreign currency and the total commitment has been converted to USD using the March 31, 2024 exchange rate.

** For all letters of credit issued and outstanding on March 31, 2024, $42,760 will expire in 2024 and $475 will expire in 2025.

(24)
Securities that are exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2024, the aggregate fair value of these securities is $162,798 or 16% of the Company's net assets. The acquisition dates of the restricted securities are as follows:

Issuer	Investment Type	Acquisition Date
1244311 B.C. Ltd.	Common Equity - Common Stock	9/30/2020
Alcresta Holdings, LP	Preferred Equity - Preferred Equity	3/12/2024
Alcresta Holdings, LP	Preferred Equity - Preferred Equity	3/12/2024
Ambrosia Buyer Corp.	Common Equity - Common Stock	2/1/2024
Bird Scooter Acquisition Corp.	Common Equity - Common Stock	3/22/2024
BSP-TS, LP	Preferred Equity - Preferred Equity	10/23/2023
Carbonfree Chemicals Holdings LLC	Common Equity - Common Equity / Interest	11/1/2019
ChyronHego Corporation	Preferred Equity - Preferred Equity	12/29/2020
FC2 LLC	Common Equity - Common Stock	10/14/2022
GS SEER Group Holdings, LLC	Common Equity - Common Stock	4/28/2023
Merx Aviation Finance, LLC	Common Equity - Membership Interests	9/1/2022
MSEA Tankers LLC	Common Equity - Class A Units	12/12/2014
Nutpods Holdings, Inc.	Common Equity - Common Stock	12/26/2023
Pelican Energy, LLC	Common Equity - Membership Interests	3/28/2012
Renew Financial LLC (f/k/a Renewable Funding, LLC)	Common Equity - Common Stock	10/1/2023
SHD Oil & Gas, LLC	Common Equity - Series A Units	11/18/2016
SHD Oil & Gas, LLC	Common Equity - Series C Units	12/27/2012
Silk Holdings I Corp.	Common Equity - Common Stock	5/1/2023
Sorenson Holdings, LLC	Common Equity - Membership Interests	1/25/2024

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
(28)
The interest rate on these loans is subject to Prime, which as of March 31, 2024 was 8.50%.
(29)
The interest rate on these loans is subject to SONIA, which as of March 31, 2024 was 5.19%.
(30)
The interest rate on these loans is subject to 1 month SOFR, which as of March 31, 2024 was 5.33%.

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2024

(In thousands, except share data)

(31)
The interest rate on these loans is subject to 3 months SOFR, which as of March 31, 2024 was 5.30%.
(32)
The interest rate on these loans is subject to 6 months SOFR, which as of March 31, 2024 was 5.22%.
(33)
The interest rate on these loans is subject to 12 months SOFR, which as of March 31, 2024 was 5.00%.
(34)
This security is included in the Cash and Cash Equivalents on the Consolidated Statements of Assets and Liabilities.

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2024

(In thousands, except share data)

(35)
The following shows the composition of the Company’s portfolio at cost by control designation, investment type and industry as of March 31, 2024:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Non-Controlled / Non-Affiliated Investments
Advertising, Printing & Publishing	$47,843	$—	$—	$—	$—	$433	$—	$48,276
Automotive	26,925	—	—	—	—	23,971	—	50,896
Aviation and Consumer Transport	10,191	—	—	—	—	—	—	10,191
Beverage, Food & Tobacco	110,953	—	—	—	448	1,534	—	112,935
Business Services	233,625	—	2,664	—	89	13,999	576	250,953
Chemicals, Plastics & Rubber	23,430	—	—	—	—	—	—	23,430
Construction & Building	68,439	—	—	—	—	500	—	68,939
Consumer Goods – Durable	24,673	—	—	—	—	215	—	24,888
Consumer Goods – Non-durable	103,472	—	—	—	492	2,235	—	106,199
Consumer Services	181,734	—	—	—	—	—	—	181,734
Diversified Investment Vehicles, Banking, Finance, Real Estate	36,088	—	—	—	—	100	—	36,188
Energy – Electricity	7,231	—	—	—	6,157	17,103	—	30,491
Healthcare & Pharmaceuticals	407,101	—	—	—	749	257	389	408,496
High Tech Industries	325,559	—	—	—	—	1,107	—	326,666
Hotel, Gaming, Leisure, Restaurants	29,319	—	—	—	—	—	—	29,319
Insurance	48,064	—	—	—	—	—	—	48,064
Manufacturing, Capital Equipment	46,448	7,981	—	—	11,849	250	—	66,528
Retail	31,269	—	—	—	—	—	—	31,269
Telecommunications	2,312	7,385	—	—	—	—	—	9,697
Transportation – Cargo, Distribution	81,491	—	—	—	—	—	—	81,491
Utilities – Electric	14,469	—	—	—	—	—	—	14,469
Wholesale	46,347	—	—	—	17	798	—	47,162
Total Non-Controlled / Non-Affiliated Investments	$1,906,983	$15,366	$2,664	$—	$19,801	$62,502	$965	$2,008,281
Non-Controlled / Affiliated Investments
Chemicals, Plastics & Rubber	$12,500	$—	$—	$—	$—	$56,505	$—	$69,005
Consumer Goods – Durable	3,873	—	—	—	—	1,000	—	4,873
Consumer Services	22,078	—	—	26,130	—	366	—	48,574
Diversified Investment Vehicles, Banking, Finance, Real Estate	—	—	—	16,517	—	—	—	16,517
Energy – Oil & Gas	—	—	—	—	—	11,802	—	11,802
Total Non-Controlled / Affiliated Investments	$38,451	$—	$—	$42,647	$—	$69,673	$—	$150,771
Controlled Investments
Aviation and Consumer Transport	$70,076	$—	$—	$—	$—	$146,500	$—	$216,576
Energy – Oil & Gas	—	—	—	—	—	44,864	—	44,864
High Tech Industries	110,243	—	—	—	6,001	—	—	116,244
Transportation – Cargo, Distribution	—	—	—	—	—	15,791	—	15,791
Total Controlled Investments	$180,319	$—	$—	$—	$6,001	$207,155	$—	$393,475
Total	$2,125,753	$15,366	$2,664	$42,647	$25,802	$339,330	$965	$2,552,527

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2024

(In thousands, except share data)

(36)
The following shows the composition of the Company’s portfolio at fair value by control designation, investment type and industry as of March 31, 2024:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total	% of Net Assets
Non-Controlled / Non-Affiliated Investments
Advertising, Printing & Publishing	$46,394	$—	$—	$—	$—	$485	$—	$46,879	4.66%
Automotive	26,841	—	—	—	—	2,073	—	28,914	2.87%
Aviation and Consumer Transport	10,202	—	—	—	—	—	—	10,202	1.01%
Beverage, Food & Tobacco	110,426	—	—	—	239	2,766	—	113,431	11.28%
Business Services	231,455	—	329	—	79	4,940	70	236,873	23.55%
Chemicals, Plastics & Rubber	23,067	—	—	—	—	—	—	23,067	2.29%
Construction & Building	68,041	—	—	—	—	223	—	68,264	6.79%
Consumer Goods – Durable	24,691	—	—	—	—	350	—	25,041	2.49%
Consumer Goods – Non-durable	103,171	—	—	—	172	487	—	103,830	10.32%
Consumer Services	181,100	—	—	—	—	—	—	181,100	18.00%
Diversified Investment Vehicles, Banking, Finance, Real Estate	35,914	—	—	—	—	67	—	35,981	3.58%
Energy – Electricity	2,128	—	—	—	283	474	—	2,885	0.29%
Healthcare & Pharmaceuticals	407,008	—	—	—	821	3,051	188	411,068	40.86%
High Tech Industries	322,737	—	—	—	—	2,071	—	324,808	32.29%
Hotel, Gaming, Leisure, Restaurants	29,258	—	—	—	—	—	—	29,258	2.91%
Insurance	47,701	—	—	—	—	—	—	47,701	4.74%
Manufacturing, Capital Equipment	46,375	7,900	—	—	11,530	328	—	66,133	6.57%
Retail	31,040	—	—	—	—	—	—	31,040	3.09%
Telecommunications	2,338	5,559	—	—	—	—	—	7,897	0.78%
Transportation – Cargo, Distribution	81,650	—	—	—	—	—	—	81,650	8.12%
Utilities – Electric	14,332	—	—	—	—	—	—	14,332	1.42%
Wholesale	46,345	—	—	—	18	599	—	46,962	4.67%
Total Non-Controlled / Non-Affiliated Investments	$1,892,214	$13,459	$329	$—	$13,142	$17,914	$258	$1,937,316	192.58%
% of Net Assets	188.09%	1.34%	0.03%	0.00%	1.31%	1.78%	0.03%	192.58%

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2024

(In thousands, except share data)

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total	% of Net Assets
Non-Controlled / Affiliated Investments
Chemicals, Plastics & Rubber	$12,500	$—	$—	$—	$—	$18,972	$—	$31,472	3.13%
Consumer Goods – Durable	3,793	—	—	—	—	1,448	—	5,241	0.52%
Consumer Services	22,440	—	—	25,200	—	373	—	48,013	4.77%
Diversified Investment Vehicles, Banking, Finance, Real Estate	—	—	—	10,439	—	—	—	10,439	1.04%
Energy – Oil & Gas	—	—	—	—	—	144	—	144	0.01%
Total Non-Controlled / Affiliated Investments	$38,733	$—	$—	$35,639	$—	$20,937	$—	$95,309	9.47%
% of Net Assets	3.85%	0.00%	0.00%	3.54%	0.00%	2.08%	0.00%	9.47%
Controlled Investments
Aviation and Consumer Transport	$70,075	$—	$—	$—	$—	$119,672	$—	$189,747	18.87%
Energy – Oil & Gas	—	—	—	—	—	347	—	347	0.03%
High Tech Industries	110,456	—	—	—	19,610	—	—	130,066	12.94%
Transportation – Cargo, Distribution	—	—	—	—	—	50	—	50	0.00%
Total Controlled Investments	$180,531	$—	$—	$—	$19,610	$120,069	$—	$320,210	31.84%
% of Net Assets	17.95%	0.00%	0.00%	0.00%	1.95%	11.94%	0.00%	31.84%
Total	$2,111,478	$13,459	$329	$35,639	$32,752	$158,920	$258	$2,352,835	233.89%
% of Net Assets	209.89%	1.34%	0.03%	3.54%	3.26%	15.80%	0.03%	233.89%

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2024

(In thousands, except share data)

Industry Classification	Percentage of Total Investments (at Fair Value) as of March 31, 2024
High Tech Industries	19.3%
Healthcare & Pharmaceuticals	17.6%
Business Services	10.1%
Consumer Services	9.7%
Aviation and Consumer Transport	8.5%
Beverage, Food & Tobacco	4.8%
Consumer Goods – Non-durable	4.4%
Transportation – Cargo, Distribution	3.5%
Construction & Building	2.9%
Manufacturing, Capital Equipment	2.8%
Chemicals, Plastics & Rubber	2.3%
Insurance	2.0%
Wholesale	2.0%
Advertising, Printing & Publishing	2.0%
Diversified Investment Vehicles, Banking, Finance, Real Estate	2.0%
Retail	1.3%
Consumer Goods – Durable	1.3%
Hotel, Gaming, Leisure, Restaurants	1.3%
Automotive	1.2%
Utilities – Electric	0.6%
Telecommunications	0.3%
Energy – Electricity	0.1%
Energy – Oil & Gas	0.0%
Total Investments	100.0%

See notes to the consolidated financial statements.

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

See notes to the consolidated financial statements.

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

See notes to the consolidated financial statements.

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

See notes to the consolidated financial statements.

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

See notes to the consolidated financial statements.

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

See notes to the consolidated financial statements.

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

See notes to the consolidated financial statements.

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

See notes to the consolidated financial statements.

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

See notes to the consolidated financial statements.

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

See notes to the consolidated financial statements.

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

See notes to the consolidated financial statements.

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

See notes to the consolidated financial statements.

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

See notes to the consolidated financial statements.

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

See notes to the consolidated financial statements.

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

See notes to the consolidated financial statements.

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

See notes to the consolidated financial statements.

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

See notes to the consolidated financial statements.

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

See notes to the consolidated financial statements.

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

See notes to the consolidated financial statements.

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

See notes to the consolidated financial statements.

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

See notes to the consolidated financial statements.

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

See notes to the consolidated financial statements.

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
(7)
Substantially all securities are pledged as collateral to the Company's credit facilities (see Note 6 to the consolidated financial statements). For investments that are pledged to the Company's credit facilities, a single investment may be divided into parts that are individually pledged as collateral to separate credit facilities. As such, these securities are not available as collateral to our general creditors.
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

See notes to the consolidated financial statements.

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

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

(In thousands, except share data)

(23)
As of December 31, 2023, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 8 to the consolidated financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

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

See notes to the consolidated financial statements.

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

See notes to the consolidated financial statements.

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

See notes to the consolidated financial statements.

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

See notes to the consolidated financial statements.

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

See notes to the consolidated financial statements.

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

See notes to the consolidated financial statements.

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

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

Note 1. Organization

MidCap Financial Investment Corporation (the “Company,” “MFIC,” “we,” “us,” or “our”), a Maryland corporation incorporated on February 2, 2004, is a closed-end, externally managed, diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We commenced operations on April 8, 2004 receiving net proceeds of $870,000 from our initial public offering by selling 62 million shares of common stock at a price of $15.00 per share (20.7 million shares at a price of $45.00 per share adjusted for the one-for-three reverse stock split). Since then, and through March 31, 2024, we have raised approximately $2,240,067 in net proceeds from additional offerings of common stock and repurchased common stock for $248,107.

On August 1, 2022, the Company changed its name from “Apollo Investment Corporation” to “MidCap Financial Investment Corporation”. Our common stock began to trade under the ticker “MFIC” on the NASDAQ Global Stock Market on August 12, 2022.

On November 3, 2022, the Company's Board of Directors (the “Board”) changed the Company’s fiscal year end from March 31 to December 31, effective December 31, 2022.

On November 7, 2023, the Company entered into (i) an Agreement and Plan of Merger (the “AFT Merger Agreement”) with Apollo Senior Floating Rate Fund Inc., a Maryland corporation (“AFT”), AFT Merger Sub, Inc., a Maryland corporation and a direct wholly-owned subsidiary of the Company (“AFT Merger Sub”), and, solely for the limited purposes set forth therein, the Investment Adviser, and (ii) an Agreement and Plan of Merger (the “AIF Merger Agreement” and, together with the AFT Merger Agreement, the “Merger Agreements”) with Apollo Tactical Income Fund Inc., a Maryland corporation (“AIF”), AIF Merger Sub, Inc., a Maryland corporation and a direct wholly-owned subsidiary of the Company (“AIF Merger Sub”), and, solely for the limited purposes set forth therein, the Investment Adviser. The Merger Agreements provide that, subject to the terms and conditions set forth in the applicable Merger Agreement, at the effective time of such merger, AFT and AIF will, through a two-step merger process, merge with and into the Company, with the Company continuing as the surviving company. Each of the Company’s Board of Directors, and AFT’s and AIF’s board of directors, including all of the respective independent directors, in each case, on the recommendation of special committees comprised solely of certain independent directors of the Company or AFT and AIF, as applicable, have approved the applicable Merger Agreement and the transactions contemplated thereby. Consummation of the Mergers, which is currently anticipated to occur in the first half of 2024, is subject to certain closing conditions, including requisite approvals of the Company’s, AFT’s and AIF’s stockholders and certain other closing conditions. For more information on the Mergers, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments.”

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the twelve months ended December 31, 2023.

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

As of March 31, 2024 and December 31, 2023, the Company's consolidated subsidiary was MFIC Bethesda CLO 1 LLC.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Cash and cash equivalents are carried at cost which approximates fair value. Cash and cash equivalents held as of March 31, 2024 was $49,611. Cash and cash equivalents held as of December 31, 2023 was $93,575.

Collateral on Option Contracts

Collateral on option contracts represents restricted cash held by our counterparty as collateral against our derivative instruments until such contracts mature or are settled upon per agreement of buyer and seller of the contract. In accordance with ASC 230, Statement of Cash Flows, the Statements of Cash Flows outline the changes in cash, including both restricted and unrestricted cash, cash equivalents and foreign currencies. As of and for the periods ended March 31, 2024 and December 31, 2023, the Company did not hold any derivative contracts.

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Investment Valuation Process

The Board has designated the Investment Adviser as its “valuation designee” pursuant to Rule 2a-5 under the 1940 Act, and in that role the Investment Adviser is responsible for performing fair value determinations relating to all of the Company's investments, including periodically assessing and managing any material valuation risks and establishing and applying fair value methodologies, in accordance with valuation policies and procedures that have been approved by the Board. Even though the Board designated the Company's Investment Adviser as “valuation designee,” the Board continues to be responsible for overseeing the processes for determining fair valuation.

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Investments determined by these valuation procedures which have a fair value of less than $1 million during the prior fiscal quarter may be valued based on inputs identified by the Investment Adviser without the necessity of obtaining valuation from an independent valuation firm, if once annually an independent valuation firm using the procedures described herein provides an independent assessment of value. Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. During the three months ended March 31, 2024, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

As of and for the periods ended March 31, 2024 and December 31, 2023, the Company did not hold any derivative contracts.

Offsetting Assets and Liabilities

The Company has elected not to offset cash collateral against the fair value of derivative contracts. The fair values of these derivatives are presented on a gross basis, even when derivatives are subject to master netting agreements.

As of and for the periods ended March 31, 2024 and December 31, 2023, the Company did not hold any derivative contracts.

Valuation of Other Financial Assets and Financial Liabilities

ASC 825, Financial Instruments, permits an entity to choose, at specified election dates, to measure certain assets and liabilities at fair value (the “Fair Value Option”). We have not elected the Fair Value Option to report selected financial assets and financial liabilities. Debt issued by the Company is reported at amortized cost (see Note 6 to the consolidated financial statements). The carrying value of all other financial assets and liabilities approximates fair value due to their short maturities or their close proximity of the originations to the measurement date.

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The Company records origination and other expenses related to its debt obligations as deferred financing costs. The deferred financing cost for all outstanding debt is presented as a direct deduction from the carrying amount of the related debt liability, except that incurred under the Senior Secured Facility (as defined in Note 6 to the consolidated financial statements), which the Company presents as an asset on the Consolidated Statements of Assets and Liabilities. These expenses are deferred and amortized as part of interest expense using the straight-line method over the stated life of the obligation which approximates the effective yield method. In the event that we modify or extinguish our debt before maturity, the Company follows the guidance in ASC 470-50, Modification and Extinguishments (“ASC 470-50”). For modifications to or exchanges of our Senior Secured Facility (as defined in Note 6 to the consolidated financial statements), any unamortized deferred financing costs relating to lenders who are not part of the new lending group are expensed. For extinguishments of our senior secured notes and senior unsecured notes, any unamortized deferred financing costs are deducted from the carrying amount of the debt in determining the gain or loss from the extinguishment.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Dividends and Distributions

Dividends and distributions to common stockholders are recorded as of the ex-dividend date. The amount to be paid out as a distribution is determined by the Board each quarter. Net realized capital gains, if any, are generally distributed or deemed distributed at least annually. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies.

Share Repurchases

In connection with the Company’s share repurchase program, the cost of shares repurchased is charged to net assets on the trade date.

Federal and State Income Taxes

We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must (among other requirements) meet certain source-of-income and asset diversification requirements and timely distribute to its stockholders at least 90% of its investment company taxable income as defined by the Code, for each year. The Company (among other requirements) has made and intends to continue to make the requisite distributions to its stockholders, which will generally relieve the Company from corporate-level income taxes. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to stockholders through March 31, 2024 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ending December 31, 2024. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividend and distributions and other permanent book and tax difference are reclassified to paid-in capital.

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the consolidated financial statements. As of March 31, 2024, there were no uncertain tax positions and no amounts accrued for interest or penalties. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal.

Retroactive Adjustments for Common Stock Reverse Split

The Company’s Board approved a one-for-three reverse stock split of the Company’s common stock on October 30, 2018, which was effective as of close of business as of November 30, 2018 (the “Reverse Stock Split”). All common share and common per share amounts in the consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this reverse stock split as disclosed in Note 7.

Note 3. Related Party Agreements and Transactions

Investment Advisory Agreement with AIM

The Company has an investment advisory management agreement with the Investment Adviser (the “Investment Advisory Agreement”) under which AIM receives a fee from the Company, consisting of two components — a base management fee and a performance-based incentive fee.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

For accounting purposes only, we are required under GAAP to accrue a theoretical capital gains incentive fee based upon net realized capital gains and unrealized capital gain and loss on investments held at the end of each period. The accrual of this theoretical capital gains incentive fee assumes all unrealized capital gain and loss is realized in order to reflect a theoretical capital gains incentive fee that would be payable to the Investment Adviser at each measurement date. There was no accrual for theoretical capital gains incentive fee for the three months ended March 31, 2024 and 2023. It should be noted that a fee so calculated and accrued would not be payable under the Investment Advisers Act of 1940 (the “Advisers Act”) or the investment advisory management agreement, and would not be paid based upon such computation of capital gains incentive fees in subsequent periods. Amounts actually paid to the Investment Adviser will be consistent with the Advisers Act and formula reflected in the investment advisory management agreement which specifically excludes consideration of unrealized capital gain.

For the three months ended March 31, 2024 and 2023, the Company recognized $4,386 and $4,264, respectively, of management fees, and $6,038 and $6,196, respectively, of incentive fees before impact of waived fees. For the three months ended March 31, 2024 and 2023, no management fees and no incentive fees were waived.

As of March 31, 2024 and December 31, 2023, management and performance-based incentive fees payable were $10,424 and $10,729, respectively.

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

For three months ended March 31, 2024 and 2023, management fee and performance based fee offset was $0 and $274, respectively.

Administration Agreement with AIA

The Company has also entered into an administration agreement with the Administrator (the “Administration Agreement”) under which AIA provides administrative services for the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator and requested to be reimbursed by the Administrator in performing its obligations under the Administration Agreement. The expenses include rent and the Company’s allocable portion of compensation and other related expenses for its Chief Financial Officer, Chief Legal Officer and Chief Compliance Officer and their respective staffs. For the three months ended March 31, 2024 and 2023, the Company recognized administrative services expense under the Administration Agreement of $1,223 and $1,422, respectively. There was no payable to AIA and its affiliates for expenses paid on our behalf as of March 31, 2024 and December 31, 2023.

Administrative Service Expense Reimbursement

Merx Aviation Finance, LLC (“Merx”), a wholly-owned portfolio company of the Company, has entered into an administration agreement with the Administrator (the “Merx Administration Agreement”) under which AIA provides administrative services to Merx and several Merx managed entities. For the three months ended March 31, 2024 and 2023, the Company recognized administrative service expense reimbursements of $75 and $74, respectively, under the Merx Administration Agreement.

Debt Expense Reimbursements

The Company has also entered into debt expense reimbursement agreements with Merx and several other portfolio companies, which will reimburse the Company for reasonable out-of-pocket expenses incurred, including any interest, fees or other amounts incurred by the Company in connection with letters of credit issued on their behalf. For the three months ended March 31, 2024 and 2023, the Company recognized debt expense reimbursements of $93 and $261, respectively, under the debt expense reimbursement agreements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

Co-Investment Activity

We may co-invest on a concurrent basis with affiliates of ours, subject to compliance with applicable regulations and our allocation procedures. Certain types of negotiated co-investments may be made only in accordance with the terms of the exemptive order we received from the SEC permitting us to do so. On December 29, 2021, we received an exemptive order from the SEC, which was amended on January 10, 2023 (the “Order”) permitting us greater flexibility to negotiate the terms of co-investment transactions with certain of our affiliates, including investment funds managed by AIM or its affiliates and Apollo proprietary accounts, subject to the conditions included therein. Under the terms of the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must be able to reach certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our Board’s approved criteria. In certain situations where co-investment with one or more funds managed by AIM or its affiliates is not covered by the Order, the personnel of AIM or its affiliates will need to decide which fund will proceed with the investment. Such personnel will make these determinations based on allocation policies and procedures, which are designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations. The Order is subject to certain terms and conditions so there can be no assurance that we will be permitted to co-invest with certain of our affiliates other than in the circumstances currently permitted by regulatory guidance and the Order.

As of March 31, 2024, the Company’s co-investment holdings were 78% of the portfolio or $1,836,370, measured at fair value. On a cost basis, 72% of the portfolio or $1,840,585 were co-investments. As of December 31, 2023, the Company’s co-investment holdings were 77% of the portfolio or $1,808,017, measured at fair value. On a cost basis, 72% of the portfolio or $1,817,084 were co-investments.

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

On September 1, 2022, $110,700 of the Merx first lien secured revolver held by the Company was converted into common equity. On September 30, 2023, Merx amended its credit agreement and the commitment of the Merx first lien secured revolver decreased to $100,000. The balance of the Merx revolver as of March 31, 2024 was $70,075 and as of December 31, 2023 was $74,075.

Sub-Servicing Agreement

On November 2, 2023, MFIC Bethesda CLO 1 LLC entered into a sub-servicing agreement with MidCap Financial Services, LLC (the “Sub-Servicing Agreement”), under which MidCap Financial Services, LLC provides management services to Bethesda CLO 1 Issuer in connection with the issuance of the Bethesda CLO 1 Notes. Under the Sub-Servicing Agreement, MFIC Bethesda CLO 1 LLC will pay MidCap Financial Services, LLC a fee in the amount of $100 on an annual basis. No fees were paid by the Company to Midcap Financial Services, LLC, for the three months ended March 31, 2024 and December 31, 2023.

Note 4. Earnings Per Share

The following table sets forth the computation of earnings (loss) per share (“EPS”), pursuant to ASC 260-10, for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Basic Earnings Per Share
Net increase (decrease) in net assets resulting from operations	$25,489	$30,132
Weighted average shares outstanding	65,253,275	65,451,359
Basic earnings (loss) per share	$0.39	$0.46

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

Note 5. Investments

Fair Value Measurement and Disclosures

The following table shows the composition of our investment portfolio as of March 31, 2024, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$2,125,753	$2,111,478	$—	$—	$2,111,478
Second Lien Secured Debt	15,366	13,459	—	7,900	5,559
Unsecured Debt	2,664	329	—	—	329
Structured Products and Other	42,647	35,639	—	—	35,639
Preferred Equity	25,802	32,752	—	—	32,752
Common Equity/Interests	339,330	158,920	1,514	—	157,406
Warrants	965	258	—	—	258
Total Investments	$2,552,527	$2,352,835	$1,514	$7,900	$2,343,421
Money Market Fund	$255	$255	$255	$—	$—
Total Cash Equivalents	$255	$255	$255	$—	$—
Total Investments after Cash Equivalents	$2,552,782	$2,353,090	$1,769	$7,900	$2,343,421

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

The following table shows changes in the fair value of our Level 3 investments during the three months ended March 31, 2024:

	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Fair value as of December 31, 2023	$2,075,031	$31,887	$—	$41,333	$32,405	$152,127	$199	$2,332,982
Net realized gains (losses)	(6,464)	273	—	—	—	359	—	(5,832)
Net change in unrealized gains (losses)	4,581	12,296	(2,335)	(3,347)	231	(7,138)	(517)	3,771
Net amortization on investments	1,933	6	—	—	—	—	—	1,939
Purchases, including capitalized PIK (3)	154,876	146	—	—	116	1	—	155,139
Sales (3)	(118,479)	(31,339)	2,664	(2,347)	—	12,057	576	(136,868)
Transfers out of Level 3 (1)	—	(7,710)	—	—	—	—	—	(7,710)
Transfers into Level 3 (1)	—	—	—	—	—	—	—	—
Fair value as of March 31, 2024	$2,111,478	$5,559	$329	$35,639	$32,752	$157,406	$258	$2,343,421

Net change in unrealized gains (losses) on Level 3 investments still held as of March 31, 2024	$(3,233)	$(594)	$(2,335)	$(3,346)	$231	$5,856	$(517)	$(3,938)

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
(2)
Includes unfunded commitments measured at fair value of $(3,976).
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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

(3)
Includes reorganizations and restructuring of investments.

The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of March 31, 2024 and December 31, 2023. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

The unobservable inputs used in the fair value measurement of our Level 3 investments as of March 31, 2024 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range		Weighted Average (1)
First Lien Secured Debt	$23,414	Market Comparable Technique	Comparable Multiple	3.5x	10.3x	6.8x
	65,536	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	112,585	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
	1,909,943	Yield Analysis	Discount Rate	6.6%	21.5%	12.2%
Second Lien Secured Debt	5,559	Market Comparable Technique	Comparable Multiple	5.8x	5.8x	5.8x
Unsecured Debt	329	Yield Analysis	Discount Rate	11.3%	11.3%	11.3%
Structured Products and Other	35,639	Yield Analysis	Discount Rate	12.9%	15.6%	14.8%
Preferred Equity	32,006	Market Comparable Technique	Comparable Multiple	2.8x	13.2x	11.0x
	385	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	—	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
	78	Residual Value	Residual Value	N/A	N/A	N/A
	283	Yield Analysis	Discount Rate	13.3%	13.3%	13.3%
Common Equity/Interests	15,658	Market Comparable Technique	Comparable Multiple	3.7x	27.0x	11.2x
	296	Option Pricing Model	Expected Volatility	35.0%	105.0%	57.7%
	374	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	—	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
	120,050	Yield Analysis	Discount Rate	10.5%	13.2%	10.5%
	21,028	Estimated Proceeds	Estimated Proceeds	N/A	N/A	N/A
Warrants	258	Option Pricing Model	Expected Volatility	25.0%	50.0%	43.2%
Total Level 3 Investments	$2,343,421

_________________

(1)
The weighted average information is generally derived by assigning each disclosed unobservable input a proportionate weight based on the fair value of the related investment. For the commodity price unobservable input, the weighted average price is an undiscounted price based upon the estimated production level from the underlying reserves.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

Investment Transactions

For the three months ended March 31, 2024 and 2023, purchases of investments on a trade date basis were $152,791 and $151,058, respectively.

For the three months ended March 31, 2024 and 2023, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $136,868 and $171,529 respectively.

PIK Income

The Company holds loans and other investments, including certain preferred equity investments, that have contractual PIK income. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. During the three months ended March 31, 2024 and 2023, PIK income earned was $2,029 and $784, respectively.

The following table shows the change in capitalized PIK balance for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
PIK balance at beginning of period	$24,485	$21,534
PIK income capitalized	2,349	791
Adjustments due to investments exited or written off	—	—
PIK income received in cash	—	—
PIK balance at end of period	$26,834	$22,325

Dividend Income on CLOs and Structured Finance Products

The Company holds structured finance products and other investments. The CLO equity investments and structured finance products are entitled to recurring distributions which are generally equal to the excess cash flow generated from the underlying investments after payment of the contractual payments to debt holders and fund expenses. The Company records as dividend income the accretable yield from its beneficial interests in structured products such as CLOs based upon a number of cash flow assumptions that are subject to uncertainties and contingencies. During the three months ended March 31, 2024 and 2023, dividend income from structured products was $0 and $0, respectively

Investments on Non-Accrual Status

As of March 31, 2024, 0.9% of total investments at amortized cost, or 0.6% of total investments at fair value, were on non-accrual status. As of December 31, 2023, 1.2% of total investments at amortized cost, or 0.2% of total investments at fair value, were on non-accrual status.

Note 6. Debt and Foreign Currency Transactions and Translations

On April 4, 2018, the Company’s Board, including a “required majority” (as defined in Section 57(o) of the Investment Company Act of 1940, as amended) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the Investment Company Act of 1940. As a result, effective on April 4, 2019, our asset coverage requirement applicable to senior securities was reduced from 200% to 150% (i.e., the revised regulatory leverage limitation permits BDCs to double the amount of borrowings, such that we would be able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us).

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

The Company’s outstanding debt obligations as of March 31, 2024 were as follows:

	Date Issued/ Amended	Total Aggregate Principal Amount Committed		Principal Amount Outstanding		Fair Value		Final Maturity Date
Senior Secured Facility	4/19/2023	$1,705,000	**	$625,110	*	$625,110	(1)	4/19/2028
Bethesda CLO 1 Class A-1	11/2/2023	232,000		232,000		232,000	(2)	10/23/2035
2025 Notes	3/3/2015	350,000		350,000		344,100	(2)	3/3/2025
2026 Notes	7/16/2021	125,000		125,000		116,165	(2)	7/16/2026
2028 Notes	12/13/2023	80,000		80,000		81,184	(3)	12/15/2028
Total Debt Obligations		$2,492,000		$1,412,110		$1,398,559
Deferred Financing Costs and Debt Discount				(6,989)
Total Debt Obligations, net of Deferred Financing Cost and Debt Discount				$1,405,121

* Includes foreign currency debt obligations as outlined in Foreign Currency Transactions and Translations within this note to the consolidated financial statements.

** Prior to November 19, 2022, total lender commitments were $1,810,000. As of March 31, 2024, total lender commitments were $1,705,000. The total lender commitments will remain $1,705,000 until December 22, 2024 and will decrease to $1,550,000 thereafter.

(1)
The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of March 31, 2024. The valuation is based on a yield analysis and discount rate commensurate with the market yields for similar types of debt.
(2)
The fair value of these debt obligations would be categorized as Level 2 under ASC 820 as of March 31, 2024. The valuation is based on broker quoted prices.
(3)
The fair value of these debt obligations would be categorized as Level 1 under ASC 820 as of March 31, 2024. The valuation is arrived using the closing price on exchange as on the relevant date.

The Company’s outstanding debt obligations as of December 31, 2023 were as follows:

	Date Issued/ Amended	Total Aggregate Principal Amount Committed		Principal Amount Outstanding		Fair Value		Final Maturity Date
Senior Secured Facility	4/19/2023	$1,705,000	**	$682,977	*	$682,977	(1)	4/19/2028
Bethesda CLO 1 Class A-1	11/2/2023	232,000		232,000		232,000	(2)	10/23/2035
2025 Notes	3/3/2015	350,000		350,000		336,013	(2)	3/3/2025
2026 Notes	7/16/2021	125,000		125,000		114,291	(2)	7/16/2026
2028 Notes	12/13/2023	80,000		80,000		81,600	(3)	12/15/2028
Total Debt Obligations		$2,492,000		$1,469,977		$1,446,881
Deferred Financing Costs and Debt Discount				$(7,710)
Total Debt Obligations, net of Deferred Financing Cost and Debt Discount				$1,462,267

* Includes foreign currency debt obligations as outlined in Foreign Currency Transactions and Translations within this note to the consolidated financial statements.

** Prior to November 19, 2022, total lender commitments were $1,810,000. As of December 31, 2023, total lender commitments were $1,705,000.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

The Senior Secured Facility also provides for the issuance of letters of credit up to an aggregate amount of $150,000. As of March 31, 2024 and December 31, 2023, the Company had $17,291 and $17,291, respectively, in standby letters of credit issued through the Senior Secured Facility. The amount available for borrowing under the Senior Secured Facility is reduced by any standby letters of credit issued through the Senior Secured Facility. Under GAAP, these letters of credit are considered commitments because no funding has been made and as such are not considered a liability. These letters of credit are not senior securities because they are not in the form of a typical financial guarantee and the portfolio companies are obligated to refund any drawn amounts. The available remaining capacity under the Senior Secured Facility was $1,062,599 and $1,004,732 as of March 31, 2024 and December 31, 2023, respectively. Terms used in this disclosure have the meanings set forth in the Senior Secured Facility agreement.

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

		March 31, 2024
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

The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Average debt outstanding	$1,370,740	$1,451,485
Maximum amount of debt outstanding	1,461,563	1,484,362

Weighted average annualized interest cost (1)	7.09%	6.46%
Annualized amortized debt issuance cost	0.56%	0.39%
Total annualized interest cost	7.65%	6.85%

________________

(1)
Includes the stated interest expense and commitment fees on the unused portion of the Senior Secured Facility. Commitment fees for the three months ended March 31, 2024 and 2023 were $1,039 and $670 respectively.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

Foreign Currency Transactions and Translations,

The Company had the following foreign-denominated debt outstanding on the Senior Secured Facility as of March 31, 2024:

	Original Principal Amount (Local)	Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
British Pound	£14,900	$18,538	$18,810	$(272)	4/30/2024
Total		$18,538	$18,810	$(272)

The Company had the following foreign-denominated debt outstanding on the Senior Secured Facility as of December 31, 2023:

	Original Principal Amount (Local)	Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
British Pound	£36,900	$45,909	$46,977	$(1,068)	1/31/2024
Total		$45,909	$46,977	$(1,068)

As of March 31, 2024 and December 31, 2023, the Company was in compliance with all debt covenants for all outstanding debt obligations.

Note 7. Stockholders’ Equity

The Company issued approximately $30,000 of common stock in August 2022. Subsequent to the August 2022 stock issuance, the Company has conducted no additional stock offerings.

The Company adopted the following plans, approved by the Board, for the purpose of repurchasing its common stock in accordance with applicable rules specified in the Securities Exchange Act of 1934 (the “1934 Act”) (the “Repurchase Plans”):

Date of Agreement/Amendment	Maximum Cost of Shares That May Be Repurchased	Cost of Shares Repurchased	Remaining Cost of Shares That May Be Repurchased
August 5, 2015	$50,000	$50,000	$—
December 14, 2015	50,000	50,000	—
September 14, 2016	50,000	50,000	—
October 30, 2018	50,000	50,000	—
February 6, 2019	50,000	48,107	1,893
February 3, 2022	25,000	—	25,000
Total as of March 31, 2024	$275,000	$248,107	$26,893

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

During the three months ended March 31, 2024 and 2023, the Company did not repurchase any shares.

Since the inception of the Repurchase Plans through March 31, 2024, the Company repurchased 15,593,120 shares at a weighted average price per share of $15.91, inclusive of commissions, for a total cost of $248,107. Including fractional shares, the Company has repurchased 15,593,150 shares at a weighted average price per share of $15.91, inclusive of commissions for a total cost of $248,107.

On October 30, 2018, the Company’s Board approved a one-for-three reverse stock split of the Company’s common stock which was effective as of the close of business on November 30, 2018. The Company's common stock began trading on a split-adjusted basis on December 3, 2018. The fractional shares that resulted from the Reverse Stock Split were approximately 29 shares and they were canceled by paying cash in lieu of the fair value.

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

Note 8. Commitments and Contingencies

The Company has various commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of March 31, 2024, and December 31, 2023, the Company had the following unfunded commitments to its portfolio companies:

	March 31, 2024	December 31, 2023
Unfunded revolver obligations and bridge loan commitments (1)	$145,637	$139,979
Standby letters of credit issued and outstanding (2)	43,235	42,921
Unfunded delayed draw loan commitments (including commitments with performance thresholds not met) (3)	170,567	167,756
Total Unfunded Commitments (4)	$359,438	$350,656

____________________

(1)
The unfunded revolver obligations may or may not be funded to the borrowing party in the future. The amounts relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of March 31, 2024 and December 31, 2023, subject to the terms of each loan’s respective credit agreements which includes borrowing covenants that need to be met prior to funding. As of March 31, 2024 and December 31, 2023, the bridge loan commitments included in the balances were $0 and $0, respectively.
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
(4)
The Company also had an unfunded revolver commitment to its fully controlled affiliate Merx Aviation Finance, LLC of $29,925 and $25,925 as of March 31, 2024 and December 31, 2023, respectively. Given the Company’s controlling interest, the timing and the amount of the funding has not been determined.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

Note 9. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
	(Unaudited)	(Unaudited)
Per Share Data*
Net asset value at beginning of period	$15.41	$15.10
Net investment income (1)	0.44	0.45
Net realized and change in unrealized gains (losses) (1)	(0.05)	0.01
Net increase in net assets resulting from operations	0.39	0.46
Distribution of net investment income (2)	(0.38)	(0.38)
Distribution of return of capital (2)	—	—
Accretion due to share repurchases	—	—
Net asset value at end of period	$15.42	$15.18

Per share market value at end of period	$15.04	$11.40
Total return (3)	12.71%	3.36%
Shares outstanding at end of period	65,253,275	65,451,359
Weighted average shares outstanding	65,253,275	65,451,359

Ratio/Supplemental Data
Net assets at end of period (in millions)	$1,006.0	$993.4
Annualized ratio of operating expenses to average net assets (4)(5)	5.48%	5.64%
Annualized ratio of interest and other debt expenses to average net assets (5)	10.43%	10.03%
Annualized ratio of total expenses to average net assets (4)(5)	15.91%	15.68%
Annualized ratio of net investment income to average net assets (5)	11.42%	12.07%
Average debt outstanding (in millions)	$1,370.7	$1,451.5
Average debt per share	$21.01	$22.18
Annualized portfolio turnover rate (5)	23.49%	25.61%
Asset coverage per unit (6)	$1,712	$1,652

____________________

* Totals may not foot due to rounding.

(1)
Financial highlights are based on the weighted average number of shares outstanding for the period presented.
(2)
The tax character of distributions is determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. Although the tax character of distributions paid to stockholders through March 31, 2024 may include return of capital, the exact amount cannot be determined at this point. Per share amounts are based on actual rate per share.
(3)
Total return is based on the change in market price per share during the respective periods. Total return also takes into account distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan. Total return does not reflect sales load.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

(4)
The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets are shown inclusive of all voluntary management and incentive fee waivers (See Note 3 to the consolidated financial statements). For the three months ended March 31, 2024, the annualized ratio of operating expenses to average net assets and the annualized ratio of total expenses to average net assets would be 5.51% and 15.98%, respectively, without the voluntary fee waivers. For the three months ended March 31, 2023, the annualized ratio of operating expenses to average net assets and the annualized ratio of total expenses to average net assets would be 5.79% and 15.93%, respectively, without the voluntary fee waivers.
(5)
Annualized for the three months ended March 31, 2024 and 2023.
(6)
The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the asset coverage per unit. As of March 31, 2024, the Company's asset coverage was 171%.

Note 10. Pending Mergers with AFT and AIF

On November 7, 2023, the Company entered into (i) AFT Merger Agreement with AFT, AFT Merger Sub, Inc., and, solely for the limited purposes set forth therein, the Investment Adviser, and (ii) AIF Merger Agreement with AIF, AIF Merger Sub, Inc., and, solely for the limited purposes set forth therein, the Investment Adviser.

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

The Company's registration statement that includes a preliminary joint proxy statement and a prospectus of the Company was declared effective by the SEC on April 3, 2024. The Company filed a definitive joint proxy statement/prospectus with the SEC on April 4, 2024.

Note 11. Subsequent Events

Management has evaluated subsequent events through the date of issuance of these financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the consolidated financial statements other than those disclosed below.

On May 7, 2024, the Company’s Board declared a base distribution of $0.38 per share, payable on June 27, 2024 to stockholders of record as of June 11, 2024. There can be no assurances that the Board will continue to declare a base distribution of $0.38 per share.

Report of Independent Registered Public Accounting Firm

To the stockholders and Board of Directors of MidCap Financial Investment Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of MidCap Financial Investment Corporation (the “Company”) as of March 31, 2024, the related consolidated statements of operations, changes in net assets, cash flows, and the financial highlights for the three-month periods ended March 31, 2024 and 2023, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of assets and liabilities, including the consolidated schedules of investments, of the Company as of December 31, 2023, the related consolidated statements of operations, changes in net assets, cash flows, and the financial highlights for the year then ended (not presented herein); and in our report dated February 26, 2024, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated statements of assets and liabilities as of December 31, 2023, is fairly stated, in all material respects, in relation to the statements of assets and liabilities from which it has been derived.

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

May 7, 2024

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

Overview

MidCap Financial Investment Corporation (the “Company,” “MFIC,” “we,” “us,” or “our”) was incorporated under the Maryland General Corporation Law in February 2004. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Pursuant to this election and assuming we qualify as a RIC, we generally do not have to pay corporate-level federal income taxes on any income we distribute to our stockholders. We commenced operations on April 8, 2004 upon completion of our initial public offering that raised $870 million in net proceeds from selling 62 million shares of common stock at a price of $15.00 per share (20.7 million shares at a price of $45.00 per share adjusted for the one-for-three reverse stock split). Since then, and through March 31, 2024, we have raised approximately $2.24 billion in net proceeds from additional offerings of common stock and we have repurchased common stock for $248.1 million.

On August 1, 2022, the Company changed its name from “Apollo Investment Corporation” to “MidCap Financial Investment Corporation.” Our common stock began to trade under the ticker “MFIC” on the NASDAQ Global Stock Market on August 12, 2022.

Apollo Investment Management, L.P. (the “Investment Adviser” or “AIM”) is our investment adviser and an affiliate of Apollo Global Management, Inc. and its consolidated subsidiaries (“AGM”). The Investment Adviser, subject to the overall supervision of our Board of Directors (the “Board”) , manages the day-to-day operations of, and provides investment advisory services to the Company. AGM and other affiliates manage other funds that may have investment mandates that are similar, in whole or in part, with ours. AIM and its affiliates may determine that an investment is appropriate both for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, AIM may determine that we should invest on a side-by-side basis with one or more other funds. We make all such investments subject to compliance with applicable regulations and interpretations, and our allocation procedures. Certain types of negotiated co-investments may be made only in accordance with the terms of the exemptive order (the “Order”) we received from the SEC permitting us to do so. Under the terms of the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must be able to reach certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our Board’s approved criteria. In certain situations where co-investment with one or more funds managed by AIM or its affiliates is not covered by the Order, the personnel of AIM or its affiliates will need to decide which fund will proceed with the investment. Such personnel will make these determinations based on allocation policies and procedures, which are designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations. The Order is subject to certain terms and conditions so there can be no assurance that we will be permitted to co-invest with certain of our affiliates other than in the circumstances currently permitted by regulatory guidance and the Order.

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

Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment, the competitive environment for the types of investments we make. As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of March 31, 2024, non-qualifying assets represented approximately 5.4% of the total assets of the Company.

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

Portfolio and Investment Activity

Our portfolio and investment activity during the three months ended March 31, 2024 and 2023, was as follows:

	Three Months Ended March 31,
(in millions)*	2024	2023
Investments made in portfolio companies	$152.8	$151.1
Investments sold	—	—
Net activity before repaid investments	152.8	151.1
Investments repaid	(136.9)	(171.5)
Net investment activity	$15.9	$(20.5)

Portfolio companies, at beginning of period	152	135
Number of investments in new portfolio companies	7	8
Number of exited companies	(5)	(2)
Portfolio companies at end of period	154	141

Number of investments in existing portfolio companies	49	45

____________________

* Totals may not foot due to rounding.

Our portfolio composition and weighted average yields as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024	December 31, 2023
Portfolio composition, at fair value:
First lien secured debt	90%	89%
Second lien secured debt	1%	1%
Total secured debt	91%	90%
Unsecured debt	0%	—%
Structured products and other	1%	2%
Preferred equity	1%	1%
Common equity/interests and warrants	7%	7%
Weighted average yields, at amortized cost (1):
First lien secured debt (2)	12.0%	12.1%
Second lien secured debt (2)	14.1%	13.7%
Secured debt portfolio (2)	12.0%	12.1%
Unsecured debt portfolio (2)	—%	—%
Total debt portfolio (2)	12.0%	12.1%
Total portfolio (3)	10.0%	10.1%
Interest rate type, at fair value (4):
Fixed rate amount	$0.0 billion	$0.0 billion
Floating rate amount	$2.0 billion	$2.0 billion
Fixed rate, as percentage of total	0%	0%
Floating rate, as percentage of total	100%	100%
Interest rate type, at amortized cost (4):
Fixed rate amount	$0.0 billion	$0.0 billion
Floating rate amount	$2.0 billion	$2.0 billion
Fixed rate, as percentage of total	0%	0%
Floating rate, as percentage of total	100%	100%

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

Since the initial public offering of MidCap Financial Investment Corporation in April 2004 and through March 31, 2024, invested capital totaled $24.1 billion in 634 portfolio companies. Over the same period, the Company completed transactions with more than 100 different financial sponsors.

Recent Developments

Pending Mergers with AFT and AIF

AFT Merger. On November 7, 2023, the Company entered into an Agreement and Plan of Merger (the “AFT Merger Agreement”) with Apollo Senior Floating Rate Fund Inc., a Maryland corporation (“AFT”), AFT Merger Sub, Inc., a Maryland corporation and a direct wholly-owned subsidiary of the Company (“AFT Merger Sub”), and, solely for the limited purposes set forth therein, the Investment Adviser. The AFT Merger Agreement provides that, subject to the terms and conditions set forth in the AFT Merger Agreement, at the effective time of the merger (the “AFT Effective Time”), AFT Merger Sub will be merged with and into AFT (the “AFT First Merger”), with AFT continuing as the surviving company and as a wholly-owned subsidiary of the Company. Immediately after the effectiveness of the AFT First Merger, AFT will be merged with and into the Company, with the Company continuing as the surviving company (together with the AFT First Merger, the “AFT Merger”). Both the Company’s Board and AFT’s board of directors, including all of the respective independent directors, in each case, on the recommendation of special committees comprised solely of certain independent directors of the Company or AFT, as applicable, have approved the AFT Merger Agreement and the transactions contemplated thereby.

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

AIF Merger. On November 7, 2023, the Company entered into an Agreement and Plan of Merger (the “AIF Merger Agreement” and, together with the AFT Merger Agreement, the “Merger Agreements”) with Apollo Tactical Income Fund Inc., a Maryland corporation (“AIF”), AIF Merger Sub, Inc., a Maryland corporation and a direct wholly-owned subsidiary of the Company (“AIF Merger Sub”), and, solely for the limited purposes set forth therein, the Investment Adviser. The AIF Merger Agreement provides that, subject to the terms and conditions set forth in the AIF Merger Agreement, at the effective time of the merger (the “AIF Effective Time”), AIF Merger Sub will be merged with and into AIF (the “AIF First Merger”), with AIF continuing as the surviving company and as a wholly owned subsidiary of the Company. Immediately after the effectiveness of the AIF First Merger, AIF will be merged with and into the Company, with the Company continuing as the surviving company (together with the AIF First Merger, the “AIF Merger” and, together with the AFT Merger, the “Mergers”). Both the Company’s Board and AIF’s board of directors, including all of the respective independent directors, in each case, on the recommendation of special committees comprised solely of certain independent directors of the Company or AIF, as applicable, have approved the AIF Merger Agreement and the transactions contemplated thereby.

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

Distribution after the Consummation of the Mergers. Following the consummation of the Mergers and subject to applicable law, the Company will distribute to holders of shares of the Company’s Common Stock as of a record date to be determined by the Company’s Board an amount in cash equal to $0.20 per share of the Company’s Common Stock.

The foregoing descriptions of the Merger Agreements and the transactions contemplated thereby do not purport to be complete and are qualified in their entirety by reference to the full text of the Merger Agreements, which have been included as Exhibits 2.1 and 2.2 to the Company's Annual Report on Form 10-K for the twelve months ended December 31, 2023. The representations, warranties, covenants and agreements contained in each Merger Agreement were made only for purposes of such Merger Agreement and as of specific dates; were solely for the benefit of the parties to such Merger Agreement (except as may be expressly set forth in such Merger Agreement); may be subject to limitations agreed upon by the parties, including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to such Merger Agreement instead of establishing these matters as facts; and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Investors and security holders should not rely on such representations, warranties, covenants or agreements, or any descriptions thereof, as characterizations of the actual state of facts or condition of any of the parties to the Merger Agreements or any of their respective subsidiaries or affiliates. Moreover, information concerning the subject matter of the representations, warranties, covenants and agreements may change after the date of each Merger Agreement, which subsequent information may or may not be fully reflected in public disclosures by the parties to such Merger Agreement. For more information, see the Company’s current report on Form 8-K filed with the SEC on November 7, 2023.

The Company's registration statement that includes a preliminary joint proxy statement and a prospectus of the Company was declared effective by the SEC on April 3, 2024. The Company filed a definitive joint proxy statement/prospectus with the SEC on April 4, 2024.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, gains and losses. Changes in the economic environment, financial markets, credit worthiness of portfolio companies and any other parameters used in determining such estimates could cause actual results to differ materially. In addition to the discussion below, our significant accounting policies are further described in the notes to the consolidated financial statements.

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

As of March 31, 2024, $2.34 billion or 99.6% of the Company’s investments were classified as Level 3. The high proportion of Level 3 investments relative to our total investments is directly related to our investment philosophy and target portfolio, which consists primarily of long-term secured debt, as well as unsecured and mezzanine positions of private middle-market companies. A fundamental difference exists between our investments and those of comparable publicly traded fixed income investments, namely high-yield bonds, and this difference affects the valuation of our private investments relative to comparable publicly traded instruments.

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

Investment Valuation Process

Pursuant to Rule 2a-5 under the 1940 Act, the Company’s Board has designated the Investment Adviser as its “valuation designee” to perform the fair value determinations for all investments held by the Company. The Company's Board continues to be responsible for overseeing the processes for determining fair valuation.

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. During the three months ended March 31, 2024, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

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

Results of Operations

Operating results for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
(in millions)*	2024	2023
Investment Income
Interest income	$64.6	$64.8
Dividend income	0.0	0.0
PIK interest income	2.0	0.8
Other income	1.7	2.2
Total investment income	$68.3	$67.8
Expenses
Management and performance-based incentive fees, net of amounts waived	$10.4	$10.2
Interest and other debt expenses, net of reimbursements	26.1	24.4
Administrative services expense, net of reimbursements	1.1	1.4
Other general and administrative expenses	2.1	2.3
Net Expenses	$39.8	$38.3
Net Investment Income	$28.5	$29.5
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses)	$(8.1)	$(0.8)
Net change in unrealized gains (losses)	5.0	1.5
Net Realized and Change in Unrealized Gains (Losses)	$(3.1)	$0.6
Net Increase in Net Assets Resulting from Operations	$25.5	$30.1

Net Investment Income on Per Average Share Basis (1)	$0.44	$0.45
Earnings per share — basic (1)	$0.39	$0.46

* Totals may not foot due to rounding.

(1) Based on the weighted average number of shares outstanding for the period presented.

Total Investment Income

The increase in total investment income for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily driven by increase in interest income (including PIK) of $1.0 million. The increase in total interest income was due to an increase in the average yield for the total debt portfolio, from 11.2% for the three months ended March 31, 2023 to 12% for the three months ended March 31, 2024. The increase was partially offset by a decrease in prepayment fees and income recognized from the acceleration of discount, premium, or deferred fees on repaid investments, which totaled $2.6 million for the three months ended March 31, 2023 and $2.2 million for the three months ended March 31, 2024. Furthermore, the decrease in other income of $0.5 million was primarily due to decrease in structuring fees.

Net Expenses

The increase in net expenses for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily driven by the increase in interest and other debt expenses of $1.7 million. The increase in interest and other debt expenses was attributed to an increase in the total annualized cost of debt, from 6.85% for the three months ended March 31, 2023 to 7.65% for the three months ended March 31, 2024 which was partially offset by decrease in average debt outstanding from $1.45 billion as of March 31, 2023 to $1.37 billion as of March 31, 2024. Further, the increase of $0.2 million in management and performance-based incentive fees (net of amounts waived) was primarily driven by the offset, which ended in February 2023.

Net Realized Gains (Losses)

During the three months ended March 31, 2024, we recognized gross realized gains of $0.6 million and gross realized losses of $8.7 million, resulting in net realized losses of $8.1 million. Net realized losses for the three months ended March 31, 2024 was primarily driven by the write off of the Company's investment in ViewRay. Significant realized gains (losses) for the three months ended March 31, 2024 are summarized below:

(in millions)	Net Realized Gain (Loss)
ViewRay	$(7.1)

During the three months ended March 31, 2023, we recognized gross realized gains of $0.1 million and gross realized losses of $0.9 million, resulting in net realized losses of $0.8 million.

Net Change in Unrealized Gains (Losses)

During the three months ended March 31, 2024, we recognized gross unrealized gains of $20.1 million and gross unrealized losses of $15.1 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized gains of $5.0 million. Net change in unrealized gains (losses) for the three months ended March 31, 2024 was primarily driven by the increase in cashflows and new lease extensions from Merx Aviation Finance, LLC., and underperformance of US Auto, International Cruise & Excursion Gallery, Naviga and ChyronHego. Significant changes in unrealized gains (losses) for the three months ended March 31, 2024 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
Merx Aviation Finance, LLC	$2.6
US Auto	(3.7)
International Cruise & Excursion Gallery, Inc.	(2.5)
Naviga	(1.8)
ChyronHego Corporation	(1.0)

During the three months ended March 31, 2023, we recognized gross unrealized gains of $9.5 million and gross unrealized losses of $8.0 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized gains of $1.5 million. Significant changes in unrealized gains (losses) for the three months ended March 31, 2023 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
Golden Bear	$1.4
Merx Aviation Finance, LLC	1.2
Berner Foods	(1.4)

Liquidity and Capital Resources

The Company’s liquidity and capital resources are generated and generally available through periodic follow-on equity and debt offerings, our Senior Secured Facility (as defined in Note 6 to the consolidated financial statements), our senior secured notes, our senior unsecured notes, investments in special purpose entities in which we hold and finance particular investments on a non-recourse basis, as well as from cash flows from operations, investment sales of liquid assets and repayments of senior and subordinated loans and income earned from investments.

We believe that our current cash and cash equivalents on hand, our short-term investments, proceeds from the sale of our 2025 Notes, 2026 Notes, 2028 Notes and Bethesda CLO 1, our available borrowing capacity under our Senior Secured Facility and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months.

Cash Equivalents

The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and near their maturity that they present insignificant risk of changes in value because of changes in interest rates. Generally, only securities with a maturity of three months or less from the date of purchase would qualify, with limited exceptions. The Company deems that certain money market funds, U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities would qualify as cash equivalents (See Note 2 to the consolidated financial statements) At the end of each fiscal quarter, we consider taking proactive steps utilizing cash equivalents with the objective of enhancing our investment flexibility during the following quarter, pursuant to Section 55 of the 1940 Act. More specifically, we may purchase U.S. Treasury bills from time-to-time on the last business day of the quarter and typically close out that position on the following business day, settling the sale transaction on a net cash basis with the purchase, subsequent to quarter end. The Company may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our Senior Secured Facility, as we deem appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined.

Debt

See Note 6 to the consolidated financial statements for information on the Company’s debt.

The following table shows the contractual maturities of our debt obligations as of March 31, 2024:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Senior Secured Facility (1)	$625.1	$—	$—	$625.1	$—
2025 Notes	350.0	350.0	—	—	—
2026 Notes	125.0	—	125.0	—	—
2028 Notes	80.0	—	—	80.0	—
Bethesda CLO 1 Class A-1	232.0	—	—	—	232.0
Total Debt Obligations	$1,412.1	$350.0	$125.0	$705.1	$232.0

____________________

(1)
As of March 31, 2024, aggregate lender commitments under the Senior Secured Facility totaled $1.71 billion and $1062.6 million of unused capacity. As of March 31, 2024, there were $17.3 million of letters of credit issued under the Senior Secured Facility as shown as part of total commitments in Note 8 to the consolidated financial statements.

Stockholders’ Equity

See Note 7 to the consolidated financial statements for information on the Company’s public offerings and share repurchase plans.

Distributions

Distributions paid to stockholders during the three months ended March 31, 2024 and 2023 totaled $24.8 million ($0.38 per share) and $49.1 million ($0.75 per share), respectively. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. Although the tax character of distributions paid to stockholders through March 31, 2024 may include return of capital, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ended December 31, 2024. Tax characteristics of all distributions will be reported to stockholders on Form 1099 after the end of the calendar year. Our quarterly distributions, if any, will be determined by our Board.

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

PIK Income

For the three months ended March 31, 2024 and 2023, PIK income totaled $2.0 million and $0.8 million on total investment income of $68.3. million and $67.8 million, respectively. In order to maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders annually in the form of distributions, even though the Company has not yet collected the cash. See Note 5 to the consolidated financial statements for more information on the Company’s PIK income.

Related Party Transactions

See Note 3 to the consolidated financial statements for information on the Company’s related party transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio.

Investment valuation risk

Because there is not a readily available market value for most of the investments in our portfolio, we value all of our portfolio investments at fair value as determined in good faith by our Board based on, among other things, the input of our management and audit committee and independent valuation firms that have been engaged at the direction of our Board to assist in the valuation of each portfolio investment without a readily available market quotation (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” and “—Fair Value Measurements” as well as Notes 2 and 5 to our financial statements for the three months ended March 31, 2024 for more information relating to our investment valuation.

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

As of March 31, 2024, the majority of our debt portfolio investments bore interest at variable rates, which generally are SOFR-based (or based on an equivalent applicable currency rate) and typically have durations of one to six months after which they reset to current market interest rates, and many of which are subject to certain floors. Further, our Senior Secured Facility and Class A-1 Notes under the CLO bears interest at SOFR rates with no interest rate floors, while our 2025 Notes, 2026 Notes and 2028 Notes bears interest at a fixed rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of March 31, 2024, assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
Up 150 basis points	$14.9 million	$0.228
Up 100 basis points	9.9 million	0.152
Up 50 basis points	5 million	0.076
Down 50 basis points	(5) million	(0.076)
Down 100 basis points	(9.9) million	(0.152)
Down 150 basis points	(14.9) million	(0.228)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2024 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Control Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the risk factor below and other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Report on Form 10-K for the twelve months ended December 31, 2023, which could materially affect our business, financial condition and/or operating results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The Company adopted the following plans, approved by the Board, for the purpose of repurchasing its common stock in accordance with applicable rules specified in the 1934 Act (the “Repurchase Plans”):

Date of Agreement/Amendment	Maximum Cost of Shares That May Be Repurchased	Cost of Shares Repurchased	Remaining Cost of Shares That May Be Repurchased
August 5, 2015	$50.0 million	$50.0 million	$	— million
December 14, 2015	50.0 million	50.0 million		— million
September 14, 2016	50.0 million	50.0 million		— million
October 30, 2018	50.0 million	50.0 million		— million
February 6, 2019	50.0 million	48.1 million		1.9 million
February 3, 2022	25.0 million	— million		25.0 million
Total as of March 31, 2024	$275.0 million	$248.1 million		$26.9 million

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

The following table presents information with respect to the Company’s purchases of its common stock since adoption of the Repurchase Plans through March 31, 2024:

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended March 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

(a)
Exhibits

3.1(a)	Articles of Amendment and Restatement (1)
3.1(b)	Articles of Amendment and Restatement (2)
3.1(c)	Articles of Amendment (3)
3.1(d)	Articles of Amendment (4)
3.2	Sixth Amended and Restated Bylaws (5)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
101.INS	Inline XBRL Instance Document*
101.SHC	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)*

_________________________

* Filed herewith.

(1)
Incorporated by reference from the Registrant’s pre-effective Amendment No. 3 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 1, 2004.
(2)
Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on December 3, 2018.
(3)
Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on July 22, 2019.
(4)
Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on August 12, 2022.
(5)
Incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K, filed on August 12, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 7, 2024.

MIDCAP FINANCIAL INVESTMENT CORPORATION

By:	/s/ TANNER POWELL
Tanner Powell
Chief Executive Officer

By:	/s/ GREGORY W. HUNT
Gregory W. Hunt
Chief Financial Officer and Treasurer