Form 10-Q
period 2024-06-30
MidCap Financial Investment Corp
filed 2024-08-07
CIK 1278752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of August 6, 2024 was 93,780,278.

MIDCAP FINANCIAL INVESTMENT CORPORATION

PART I. FINANCIAL INFORMATION

In this report, the terms the “Company,” “MFIC,” “we,” “us,” and “our” refer to MidCap Financial Investment Corporation unless the context specifically states otherwise.

Item 1. Consolidated Financial Statements

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(In thousands, except share and per share data)

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost — $2,107,071 and $2,012,273, respectively)	$2,031,569	$1,936,327
Non-controlled/affiliated investments (cost — $152,622 and $130,648, respectively)	94,469	77,528
Controlled investments (cost — $375,637 and $395,221, respectively)	318,314	320,344
Cash and cash equivalents	66,169	93,575
Foreign currencies (cost — $903 and $28,563, respectively)	868	28,553
Receivable for investments sold	605	2,796
Interest receivable	20,139	21,441
Dividends receivable	694	1,327
Deferred financing costs	17,291	19,435
Prepaid expenses and other assets	1,008	5
Total Assets	$2,551,126	$2,501,331

Liabilities
Debt	$1,511,552	$1,462,267
Payable for investments purchased	2,287	—
Management and performance-based incentive fees payable	9,962	10,729
Interest payable	15,238	14,494
Accrued administrative services expense	1,836	1,657
Other liabilities and accrued expenses	6,492	6,874
Total Liabilities	$1,547,367	$1,496,021
Commitments and contingencies (Note 8)
Net Assets	$1,003,759	$1,005,310

Net Assets
Common stock, $0.001 par value (130,000,000 shares authorized; 65,253,275 and 65,253,275 shares issued and outstanding, respectively)	$65	$65
Capital in excess of par value	2,103,718	2,103,718
Accumulated under-distributed (over-distributed) earnings	(1,100,024)	(1,098,473)
Net Assets	$1,003,759	$1,005,310

Net Asset Value Per Share	$15.38	$15.41

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Investment Income
Non-controlled/non-affiliated investments:
Interest income (excluding Payment-in-kind (“PIK”) interest income)	$60,146	$61,826	$120,142	$121,846
Dividend income	41	115	53	137
PIK interest income	2,438	339	4,433	668
Other income	894	1,034	2,601	2,969
Non-controlled/affiliated investments:
Interest income (excluding PIK interest income)	1,102	282	1,401	560
Dividend income	235	—	235	—
PIK interest income	35	32	69	60
Other income	—	—	—	—
Controlled investments:
Interest income (excluding PIK interest income)	4,265	4,547	8,552	9,036
Dividend income	—	—	—	—
PIK interest income	—	441	—	869
Other income	—	—	—	250
Total Investment Income	$69,156	$68,616	$137,486	$136,395
Expenses
Management fees	$4,389	$4,334	$8,775	$8,598
Performance-based incentive fees	5,572	6,120	11,610	12,316
Interest and other debt expenses	26,992	26,002	53,170	50,768
Administrative services expense	826	1,425	2,049	2,848
Other general and administrative expenses	2,103	2,236	4,232	4,492
Total expenses	39,882	40,117	79,836	79,022
Management and performance-based incentive fees waived	—	—	—	—
Performance-based incentive fee offset	—	—	—	(274)
Expense reimbursements	(267)	(351)	(434)	(686)
Net Expenses	$39,615	$39,766	$79,402	$78,062
Net Investment Income	$29,541	$28,850	$58,084	$58,333
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses):
Non-controlled/non-affiliated investments	$28	$(161)	$(7,441)	$(1,038)
Non-controlled/affiliated investments	—	—	—	—
Controlled investments	(15,700)	—	(15,700)	—
Foreign currency transactions	34	(4)	(584)	38
Net realized gains (losses)	(15,638)	(165)	(23,725)	(1,000)
Net change in unrealized gains (losses):
Non-controlled/non-affiliated investments	(4,548)	1,386	436	1,342
Non-controlled/affiliated investments	(2,691)	(916)	(5,033)	316
Controlled investments	15,942	(2,109)	17,555	(794)
Foreign currency translations	(51)	(1,641)	727	(2,661)
Net change in unrealized gains (losses)	8,652	(3,280)	13,685	(1,797)
Net Realized and Change in Unrealized Gains (Losses)	$(6,986)	$(3,445)	$(10,040)	$(2,797)
Net Increase (Decrease) in Net Assets Resulting from Operations	$22,555	$25,405	$48,044	$55,536
Earnings (Loss) Per Share — Basic	$0.35	$0.39	0.74	0.85

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

(In thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operations
Net investment income	$29,541	$28,850	$58,084	$58,333
Net realized gains (losses)	(15,638)	(165)	(23,725)	(1,000)
Net change in unrealized gains (losses)	8,652	(3,280)	13,685	(1,797)
Net Increase (Decrease) in Net Assets Resulting from Operations	$22,555	$25,405	$48,044	$55,536

Distributions to Shareholders
Distribution of net investment income	$(24,797)	$(24,799)	$(49,595)	$(49,668)
Net Decrease in Net Assets Resulting from Distributions to Shareholders	$(24,797)	$(24,799)	$(49,595)	$(49,668)

Capital Share Transactions
Repurchase of common stock	$—	$(2,297)	$—	$(2,297)
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	$—	$(2,297)	$—	$(2,297)

Net Assets
Net increase (decrease) in net assets during the period	$(2,242)	$(1,691)	$(1,551)	$3,571
Net assets at beginning of period	1,006,001	993,368	1,005,310	988,106
Net Assets at End of Period	$1,003,759	$991,677	$1,003,759	$991,677

Capital Share Activity
Shares repurchased during the period	—	(198,084)	—	(198,084)
Shares issued and outstanding at beginning of period	65,253,275	65,451,359	65,253,275	65,451,359
Shares Issued and Outstanding at End of Period	65,253,275	65,253,275	65,253,275	65,253,275

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2024	2023
Operating Activities
Net increase (decrease) in net assets resulting from operations	$48,044	$55,536
Net realized (gains) losses	23,725	1,000
Net change in unrealized (gains) losses	(13,685)	1,797
Net amortization of premiums and accretion of discounts on investments	(3,577)	(4,587)
Accretion of discount on notes	890	302
Amortization of deferred financing costs	2,591	2,610
Increase in gains/(losses) from foreign currency transactions	(584)	37
PIK interest and dividends capitalized	(5,937)	(1,602)
Purchases of investments	(395,485)	(252,325)
Proceeds from sales and repayments of investments	289,139	247,750
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable	1,303	1,994
Decrease (increase) in dividends receivable	633	1,698
Decrease (increase) in prepaid expenses and other assets	(1,003)	1,059
Increase (decrease) in management and performance-based incentive fees payable	(767)	1,394
Increase (decrease) in interest payable	744	(3,049)
Increase (decrease) in accrued administrative services expense	179	1,053
Increase (decrease) in other liabilities and accrued expenses	(382)	(474)
Net Cash Used in/Provided by Operating Activities	$(54,172)	$54,193
Financing Activities
Issuances of debt	$213,322	$106,194
Payments of debt	(164,371)	(110,244)
Financing costs paid and deferred	(250)	(10,867)
Repurchase of common stock	—	(2,297)
Distributions paid	(49,595)	(73,885)
Net Cash Used in/Provided by Financing Activities	$(894)	$(91,099)

Cash, Cash Equivalents and Foreign Currencies
Net increase (decrease) in cash, cash equivalents and foreign currencies during the period	$(55,066)	$(36,906)
Effect of foreign exchange rate changes on cash and cash equivalents	(25)	12
Cash, cash equivalents and foreign currencies at beginning of period	122,128	87,091
Cash, Cash Equivalents and Foreign Currencies at the End of Period	$67,037	$50,197

Supplemental Disclosure of Cash Flow Information
Cash interest paid	$48,836	$50,855

Non-Cash Activity
PIK income	$4,502	$1,597

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (35)	Fair Value (1)(36)
Advertising, Printing & Publishing
FingerPaint Marketing
KL Charlie Acquisition Company	First Lien Secured Debt - Term Loan	SOFR+685, 1.00% Floor	12/30/26	$18,279	$18,108	$18,005	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+685, 1.00% Floor	12/30/26	5,426	5,377	5,345	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+675, 1.00% Floor	12/30/26	—	(23)	(29)	(8)(9)(21)(23)
KL Charlie Co-Invest, L.P.	Common Equity - Common Stock	N/A	N/A	218,978 Shares	220	322	(9)(13)
					23,682	23,643
Hero Digital
HRO (Hero Digital) Holdings, LLC	First Lien Secured Debt - Term Loan	SOFR+610, 1.00% Floor	11/18/28	19,085	18,841	18,190	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+610, 1.00% Floor	11/18/28	1,403	1,367	1,044	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+610, 1.00% Floor	11/18/26	2,519	2,492	2,398	(9)(20)(21)(23) (31)
HRO Holdings I LP	Common Equity - Common Stock	N/A	N/A	213 Shares	213	142	(9)(13)
					22,913	21,774
		Total Advertising, Printing & Publishing			$46,595	$45,417
Automotive
Club Car Wash
Club Car Wash Operating, LLC	First Lien Secured Debt - Term Loan	SOFR+615, 1.00% Floor	06/16/27	$12,463	$12,343	$12,290	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+615, 1.00% Floor	06/16/27	13,048	12,855	12,848	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+615, 1.00% Floor	06/16/27	1,625	1,608	1,603	(9)(23)(31)
					26,806	26,741
K&N Parent, Inc.
K&N Holdco, LLC	Common Equity - Common Stock	N/A	N/A	77,622 Shares	23,619	1,515	(13)
Truck-Lite Co., LLC
TL Lighting Holdings, LLC	Common Equity - Equity	N/A	N/A	350 Shares	350	847	(9)(13)
		Total Automotive			$50,775	$29,103
Aviation and Consumer Transport
GAT-Airline Ground Support Inc
GAT-Airline Ground Support Inc	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	05/09/29	$15,238	$15,013	$15,012	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+550, 1.00% Floor	05/09/26	—	(16)	(18)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+550, 1.00% Floor	05/09/29	635	600	599	(9)(21)(23)(31)
					15,597	15,593

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (35)	Fair Value (1)(36)
Merx Aviation Finance, LLC
Merx Aviation Finance, LLC (5)	First Lien Secured Debt - Revolver	10.00%	10/31/25	67,075	67,075	67,075	(20)(23)
	Common Equity - Membership Interests	N/A	N/A	—	146,500	119,906	(24)
					213,575	186,981
Primeflight
PrimeFlight Acquisition, LLC	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	05/01/29	10,410	10,173	10,332	(9)(31)
	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	05/01/29	3,267	3,218	3,218	(9)(31)
					13,391	13,550
		Total Aviation and Consumer Transport			$242,563	$216,124
Beverage, Food & Tobacco
Berner Foods
Berner Food & Beverage, LLC	First Lien Secured Debt - Term Loan	SOFR+565, 1.00% Floor	07/30/27	$30,263	$29,864	$29,658	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+465, 1.00% Floor	07/30/26	1,896	1,867	1,831	(9)(21)(23)(30) (31)
					31,731	31,489
Bolthouse Farms
Wm. Bolthouse Farms, Inc.	Common Equity - Equity Interests	N/A	N/A	1,086,122 Shares	1,147	1,347	(13)
Hive
FCP-Hive Holdings, LLC	Preferred Equity - Preferred Equity	N/A	N/A	589 Shares	448	247	(9)(13)
	Common Equity - Common Stock	N/A	N/A	589 Shares	3	—	(9)(13)
Hive Intermediate, LLC	First Lien Secured Debt - Term Loan	SOFR+610 Cash plus 2.00% PIK, 1.00% Floor	09/22/27	14,066	13,909	13,714	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+610 Cash plus 2.00% PIK, 1.00% Floor	09/22/27	639	613	580	(9)(21)(23)(30)
					14,973	14,541
Nutpods
Green Grass Foods, Inc.	First Lien Secured Debt - Term Loan	SOFR+650, 1.00% Floor	12/26/29	3,233	3,173	3,200	(9)(31)
	First Lien Secured Debt - Term Loan	SOFR+625, 1.00% Floor	12/26/29	499	489	494	(9)
	First Lien Secured Debt - Revolver	SOFR+650, 1.00% Floor	12/26/29	—	(23)	(12)	(8)(9)(21)(23)
Nutpods Holdings, Inc.	Common Equity - Common Stock	N/A	N/A	125 Shares	125	141	(9)(13)(24)
					3,764	3,823
Orgain, Inc.
Butterfly Fighter Co-Invest, L.P.	Common Equity - Membership Interests	N/A	N/A	490,000 Shares	90	1,671	(13)
Patriot Pickle
Patriot Foods Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+600, 1.00% Floor	12/24/29	249	244	246	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+600, 1.00% Floor	12/22/29	—	(4)	(5)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	12/22/29	30	25	28	(9)(21)(23)(31)
					265	269

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (35)	Fair Value (1)(36)
Rise Baking
Ultimate Baked Goods Midco LLC	First Lien Secured Debt - Term Loan	SOFR+635, 1.00% Floor	08/13/27	26,088	25,708	26,088	(9)(30)
	First Lien Secured Debt - Term Loan	SOFR+560, 1.00% Floor	08/13/27	8,839	8,795	8,665	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+560, 1.00% Floor	08/13/27	5,633	5,572	5,523	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+635, 1.00% Floor	08/13/27	608	565	607	(9)(20)(21)(23) (30)
					40,640	40,883
Tasty Chick'n
Tasty Chick'n LLC	First Lien Secured Debt - Term Loan	SOFR+600, 1.00% Floor	05/16/29	11,827	11,653	11,649	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+600, 1.00% Floor	05/16/29	—	—	—	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	05/16/29	—	(30)	(31)	(8)(9)(23)
					11,623	11,618
Turkey Hill
IC Holdings LLC	Common Equity - Series A Units	N/A	N/A	169 Shares	169	—	(9)(13)
THLP CO. LLC	First Lien Secured Debt - Term Loan	SOFR+600 Cash plus 2.00% PIK, 1.00% Floor	05/31/25	26,157	26,051	26,157	(9)(31)
	First Lien Secured Debt - Term Loan	SOFR+600 Cash plus 6.00% PIK, 1.00% Floor	05/31/25	1,418	1,414	1,425	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+600 Cash plus 2.00% PIK, 1.00% Floor	05/31/25	2,720	2,707	2,720	(9)(20)(21)(23)(31)
					30,341	30,302
		Total Beverage, Food & Tobacco			$134,574	$135,943
Business Services
Accelerate Learning
Eagle Purchaser, Inc.	First Lien Secured Debt - Term Loan	SOFR+675, 1.00% Floor	03/22/30	$3,378	$3,293	$3,345	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+675, 1.00% Floor	03/22/30	471	456	462	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+675, 1.00% Floor	03/22/29	658	641	645	(9)(23)(31)(32)
					4,390	4,452
AlpineX
Alpinex Opco, LLC	First Lien Secured Debt - Term Loan	SOFR+626, 1.00% Floor	12/27/27	16,768	16,508	16,629	(9)(31)
	First Lien Secured Debt - Term Loan	SOFR+752, 1.00% Floor	12/27/27	628	614	616	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+626, 1.00% Floor	12/27/27	4,397	4,338	4,375	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+626, 1.00% Floor	12/27/27	596	571	596	(9)(21)(23)(31)
					22,031	22,216
Ambrosia Buyer Corp.
Ambrosia Buyer Corp.	Unsecured Debt - Term Loan	11% PIK	12/15/31	343	2,672	325	(14)
	Common Equity - Common Stock	N/A	N/A	152,029 Shares	11,961	962	(13)(24)
	Warrants - Warrants	N/A	N/A	58,773 Shares	576	22
					15,209	1,309

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (35)	Fair Value (1)(36)
AML Rightsource
Gabriel Partners, LLC	First Lien Secured Debt - Term Loan	SOFR+640, 1.00% Floor	09/21/26	29,293	29,034	28,853	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+640, 1.00% Floor	09/21/26	1,277	1,264	1,257	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+640, 1.00% Floor	09/21/26	488	481	478	(9)(21)(23)(31)
					30,779	30,588
Avenu
ACP Avenu Buyer, LLC	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	10/02/29	1,244	1,213	1,225	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	10/02/29	2,251	2,162	2,169	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	10/02/29	92	74	81	(9)(21)(23)(31)
					3,449	3,475
Continuum
Continuum Global Solutions, LLC	Preferred Equity - Preferred Equity	N/A	N/A	775 Shares	78	78	(9)(13)
Core Roofing
CRS Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	06/06/30	2,000	1,960	1,960	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	06/06/30	—	(69)	(71)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	06/06/30	113	95	94	(9)(21)(23)(31)
					1,986	1,983
Escalent
M&M OPCO, LLC	First Lien Secured Debt - Term Loan	SOFR+810, 1.00% Floor	04/07/29	9,405	9,167	9,334	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+810, 1.00% Floor	04/07/29	—	(11)	(4)	(8)(9)(21)(23)
					9,156	9,330
G&A
G&A Partners Holding Company II, LLC	First Lien Secured Debt - Term Loan	SOFR+550, 0.75% Floor	03/01/31	3,239	3,177	3,175	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+550, 0.75% Floor	03/01/31	577	512	449	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+550, 0.75% Floor	03/01/30	—	(7)	(7)	(8)(9)(21)(23)
					3,682	3,617
Go1
Apiom, Inc.	First Lien Secured Debt - Term Loan	SOFR+745, 2.00% Floor	05/02/28	2,500	2,484	2,488	(9)(17)(30)
HMA
Health Management Associates Superholdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+635, 1.00% Floor	03/30/29	3,897	3,802	3,838	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+635, 1.00% Floor	03/30/29	350	333	339	(9)(21)(23)(30) (31)
	First Lien Secured Debt - Revolver	SOFR+635, 1.00% Floor	03/30/29	—	(7)	(4)	(8)(9)(20)(21) (23)
					4,128	4,173

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (35)	Fair Value (1)(36)
IRP
Precision Refrigeration & Air Conditioning LLC	First Lien Secured Debt - Term Loan	SOFR+690, 1.00% Floor	03/08/28	11,002	10,830	10,728	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+690, 1.00% Floor	03/08/28	4,975	4,896	4,851	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+690, 1.00% Floor	03/08/28	1,023	1,000	980	(9)(21)(23)(31)
SMC IR Holdings, LLC	Common Equity - Common Stock	N/A	N/A	148 Shares	170	274	(9)
					16,896	16,833
Jacent
Jacent Strategic Merchandising	First Lien Secured Debt - Term Loan	SOFR+585 Cash plus 0.75% PIK, 1.00% Floor	10/23/25	22,231	22,185	21,864	(9)(23)(30)
	First Lien Secured Debt - Revolver	SOFR+660, 1.00% Floor	10/23/25	1,564	1,556	1,508	(9)(23)(30)
	Common Equity - Common Stock	N/A	N/A	5,000 Shares	500	32	(9)(13)
JSM Equity Investors, L.P.	Preferred Equity - Class P Partnership Units	N/A	N/A	11 Shares	11	1	(9)(13)
					24,252	23,405
Jones & Frank
JF Acquisition, LLC	First Lien Secured Debt - Term Loan	SOFR+560, 1.00% Floor	07/31/26	7,751	7,737	7,681	(9)(23)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+560, 1.00% Floor	07/31/26	5,127	5,103	5,081	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+560, 1.00% Floor	07/31/26	879	870	865	(9)(21)(23)(31)
					13,710	13,627
Naviga
Colonnade Parent Inc (fka Naviga Inc.)	First Lien Secured Debt - Term Loan	7.10%	04/27/24	11,200	11,178	8,735	(9)(14)(18)
	First Lien Secured Debt - Delayed Draw	7.10%	04/27/24	1,926	1,908	1,503	(9)(14)(18)
	First Lien Secured Debt - Delayed Draw	SOFR+510, 1.00% Floor	07/31/24	486	476	486	(9)(23)(30)
	First Lien Secured Debt - Revolver	7.10%	04/27/24	500	499	390	(9)(14)(18)(23)
					14,061	11,114
PSE
Graffiti Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+560, 1.00% Floor	08/10/27	10,914	10,765	10,805	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+560, 1.00% Floor	08/10/27	2,587	2,536	2,513	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+560, 1.00% Floor	08/10/27	—	(14)	(13)	(8)(9)(21)(23)
Graffiti Parent, LP	Common Equity - Common Stock	N/A	N/A	2,439 Shares	244	398	(9)(13)
					13,531	13,703
PSI Services, LLC
Lifelong Learner Holdings, LLC	First Lien Secured Debt - Term Loan	SOFR+590, 1.00% Floor	10/20/25	4,376	4,318	4,376	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+590, 1.00% Floor	10/20/25	932	915	931	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+590, 1.00% Floor	10/20/25	448	445	448	(9)(21)(23)(31)
					5,678	5,755

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (35)	Fair Value (1)(36)
SafetyCo
HEF Safety Ultimate Holdings, LLC	First Lien Secured Debt - Term Loan	SOFR+575, 1.00% Floor	11/19/29	7,463	7,289	7,317	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+575, 1.00% Floor	11/19/29	—	(60)	(117)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+575, 1.00% Floor	11/17/29	400	366	370	(9)(21)(23)(31)
					7,595	7,570
SEER
GS SEER Group Borrower LLC	First Lien Secured Debt - Term Loan	SOFR+675, 1.00% Floor	04/29/30	3,224	3,139	3,176	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+675, 1.00% Floor	04/29/30	597	562	577	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+675, 1.00% Floor	04/30/29	—	(9)	(6)	(8)(9)(21)(23)
GS SEER Group Holdings, LLC	Common Equity - Common Stock	N/A	N/A	42 Shares	42	42	(9)(13)
					3,734	3,789
Smith System
Smith Topco, Inc.	First Lien Secured Debt - Term Loan	SOFR+600, 1.00% Floor	11/06/29	8,828	8,647	8,828	(9)(32)
	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	11/06/29	—	(23)	—	(9)(21)(23)
					8,624	8,828
Soliant
Soliant Health, Inc.	Common Equity - Membership Interests	N/A	N/A	300 Shares	300	1,680	(9)
Trench Plate
Trench Plate Rental Co.	First Lien Secured Debt - Term Loan	SOFR+560, 1.00% Floor	12/03/26	17,818	17,637	17,506	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+560, 1.00% Floor	12/03/26	1,318	1,302	1,286	(9)(20)(21)(23) (31)
Trench Safety Solutions Holdings, LLC	Common Equity - Common Stock	N/A	N/A	331 Shares	50	34	(9)(13)
					18,989	18,826
US Legal Support
US Legal Support Investment Holdings, LLC	Common Equity - Series A-1 Units	N/A	N/A	631,972 Shares	632	948	(9)(13)
USLS Acquisition, Inc.	First Lien Secured Debt - Term Loan	SOFR+590, 1.00% Floor	12/02/24	18,994	18,909	18,899	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+590, 1.00% Floor	12/02/24	4,451	4,429	4,429	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+490, 1.00% Floor	12/02/24	1,286	1,277	1,278	(9)(20)(21)(23) (31)
					25,247	25,554
Wilson Language Training
Owl Acquisition, LLC	First Lien Secured Debt - Term Loan	SOFR+535, 1.00% Floor	02/04/28	9,635	9,500	9,538	(9)(30)
Owl Parent Holdings, LLC	Common Equity - Common Stock	N/A	N/A	100 Shares	100	150	(9)(13)
					9,600	9,688
		Total Business Services			$259,589	$244,081

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (35)	Fair Value (1)(36)
Chemicals, Plastics & Rubber
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I
Carbonfree Chemicals Holdings LLC (4)	Common Equity - Common Equity / Interest	N/A	N/A	1,246 Shares	$56,505	$19,022	(13)(16)(24)
FC2 LLC (4)	Common Equity - Common Stock	N/A	N/A	5 Shares	—	—	(13)(24)
	Secured Debt - Promissory Note	6.50%	10/14/27	$12,500	12,500	12,451
		Total Chemicals, Plastics & Rubber			$69,005	$31,473
Construction & Building
Allstar Holdings
Athlete Buyer, LLC	First Lien Secured Debt - Term Loan	SOFR+660, 1.00% Floor	04/26/29	$1,937	$1,896	$1,908	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+660, 1.00% Floor	04/26/29	23,640	23,090	23,279	(9)(21)(23)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+650, 1.00% Floor	04/26/29	—	(2)	(2)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+610, 1.00% Floor	04/26/29	413	400	403	(9)(21)(23)(31)
					25,384	25,588
Englert
Gutter Holdings, LP	Common Equity - Common Stock	N/A	N/A	500 Shares	451	10	(9)(13)
Pave America
Pave America Interco, LLC (f/k/a Pavement Partners Interco, LLC)	First Lien Secured Debt - Term Loan	SOFR+690, 1.00% Floor	02/07/28	14,382	14,021	13,951	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+690, 1.00% Floor	02/07/28	1,430	1,398	1,387	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+690, 1.00% Floor	02/07/28	1,247	1,189	1,187	(9)(21)(23)(31)
					16,608	16,525
RF Fager
R.F. Fager Company, LLC	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	03/04/30	935	915	914	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	03/04/30	—	(18)	(41)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	03/04/30	47	42	41	(9)(21)(23)(31)
					939	914
		Total Construction & Building			$43,382	$43,037
Consumer Goods - Durable
Club Champion
Club Champion LLC	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	06/14/29	$8,193	$8,071	$8,070	(9)(32)
	First Lien Secured Debt - Revolver	SOFR+500, 0.75% Floor	06/14/29	—	(27)	(27)	(8)(9)(21)(23)
					8,044	8,043
Elida Beauty
PHOENIX YW BUYER, INC.	First Lien Secured Debt - Term Loan	SOFR+625, 1.00% Floor	05/31/30	8,864	8,666	8,664	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	05/31/30	—	(25)	(26)	(8)(9)(21)(23)
					8,641	8,638

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (35)	Fair Value (1)(36)
KLO Holdings, LLC
1244311 B.C. Ltd. (4)	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	09/30/25	2,585	2,585	2,541	(17)(30)
	First Lien Secured Debt - Term Loan	SOFR+500 PIK, 1.00% Floor	09/30/25	1,315	1,315	1,291	(17)(30)
	Common Equity - Common Stock	N/A	N/A	1,000,032 Shares	1,000	1,506	(13)(17)(24)(26)
					4,900	5,338
NSi Industries
Wildcat BuyerCo, Inc.	First Lien Secured Debt - Term Loan	SOFR+575, 1.00% Floor	02/26/27	17,212	16,986	17,021	(31)
	First Lien Secured Debt - Delayed Draw	SOFR+575, 1.00% Floor	02/26/27	7,593	7,345	7,486	(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+575, 1.00% Floor	02/26/27	—	(6)	(8)	(8)(20)(21)(23)
Wildcat Parent LP	Common Equity - Common Stock	N/A	N/A	1,070 Shares	107	284
					24,432	24,783
Sorenson Holdings, LLC
Sorenson Holdings, LLC	First Lien Secured Debt - Term Loan	8% PIK	04/01/30	247	197	197
	First Lien Secured Debt - Term Loan	10% PIK	04/01/30	60	54	54
	Common Equity - Membership Interests	N/A	N/A	279 Shares	108	107	(13)(24)
					359	358
		Total Consumer Goods – Durable			$46,376	$47,160
Consumer Goods - Non-durable
3D Protein
Protein For Pets Opco, LLC	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	09/20/30	$6,792	$6,659	$6,691	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	09/20/30	—	(14)	(11)	(8)(9)(21)(23)
					6,645	6,680
Dan Dee
Project Comfort Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+715, 1.00% Floor	02/01/25	18,613	18,532	18,401	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+710, 1.00% Floor	02/01/26	231	222	212	(9)(21)(23)(30)
	Preferred Equity - Preferred Equity	N/A	N/A	491,405 Shares	492	207	(9)(13)
					19,246	18,820
LashCo
Lash OpCo, LLC	First Lien Secured Debt - Term Loan	SOFR+275 Cash plus 5.10% PIK, 1.00% Floor	03/18/26	41,571	41,197	40,948	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+275 Cash plus 5.10% PIK, 1.00% Floor	03/18/26	2,243	2,231	2,210	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+275 Cash plus 5.10% PIK, 1.00% Floor	09/18/25	1,630	1,614	1,612	(9)(23)(31)
					45,042	44,770

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (35)	Fair Value (1)(36)
Paladone
Paladone Group Bidco Limited	First Lien Secured Debt - Term Loan	SOFR+560, 1.00% Floor	11/12/27	5,967	5,886	5,910	(9)(17)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+560, 1.00% Floor	11/12/27	934	928	925	(9)(17)(31)
	First Lien Secured Debt - Revolver	SON+585, 1.00% Floor	11/12/27	£—	(6)	(4)	(8)(9)(17)(21) (23)
	First Lien Secured Debt - Revolver	SOFR+585, 1.00% Floor	11/12/27	—	(16)	(14)	(8)(9)(17)(21) (23)
Paladone Group Holdings Limited	Common Equity - Common Stock	N/A	N/A	94,151 Shares	94	105	(9)(13)(17)
					6,886	6,922
RoC Skincare
RoC Holdco LLC	First Lien Secured Debt - Term Loan	SOFR+600, 1.00% Floor	02/21/31	12,773	12,530	12,517	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	02/21/30	—	(41)	(44)	(8)(9)(21)(23)
					12,489	12,473
Sequential Brands Group, Inc.
Gainline Galaxy Holdings LLC	Common Equity - Common Stock	N/A	N/A	10,854 Shares	2,041	133	(13)(16)(17)
Galaxy Universal LLC	First Lien Secured Debt - Term Loan	SOFR+575, 1.00% Floor	11/12/26	1,241	1,227	1,236	(17)(31)
Swisstech IP CO, LLC	First Lien Secured Debt - Term Loan	6.00% PIK	11/29/24	195	113	194	(17)
					3,381	1,563
Suave
Silk Holdings I Corp.	Common Equity - Common Stock	N/A	N/A	100 Shares	100	227	(9)(13)
Silk Holdings III Corp.	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	05/01/29	29,801	29,141	29,354	(9)(31)
					29,241	29,581
Village Pet Care
Village Pet Care, LLC	First Lien Secured Debt - Term Loan	SOFR+650, 1.00% Floor	09/22/29	1,500	1,473	1,478	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+650, 1.00% Floor	09/22/29	750	705	675	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	P+550	09/22/29	540	523	525	(9)(21)(23)(28)
					2,701	2,678
		Total Consumer Goods – Non-durable			$125,631	$123,487
Consumer Services
Activ
Activ Software Holdings, LLC	First Lien Secured Debt - Term Loan	SOFR+625, 1.00% Floor	05/04/27	$31,856	$31,400	$31,624	(9)(32)(33)
	First Lien Secured Debt - Delayed Draw	SOFR+625, 1.00% Floor	05/04/27	99	98	98	(9)(33)
	First Lien Secured Debt - Revolver	SOFR+650, 1.00% Floor	05/04/27	—	(23)	(18)	(8)(9)(21)(23)
					31,475	31,704

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (35)	Fair Value (1)(36)
Atlas Technical Consultants
GI Apple Midco LLC	First Lien Secured Debt - Term Loan	SOFR+675, 1.00% Floor	04/19/30	7,594	7,497	7,594	(9)(30)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+675, 1.00% Floor	04/19/30	87	66	87	(9)(21)(23)(30)
	First Lien Secured Debt - Revolver	SOFR+675, 1.00% Floor	04/19/29	119	105	119	(9)(20)(21)(23) (30)
					7,668	7,800
Bird
Bird Scooter Acquisition Corp. (4)	Common Equity - Common Stock	N/A	N/A	4,656,670 Shares	366	373	(9)(13)(24)
Blue Jay Transit Inc. (4)	First Lien Secured Debt - Term Loan	SOFR+300, 1.00% Floor	03/22/28	22,440	22,111	22,440	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+300, 1.00% Floor	03/22/28	—	—	—	(9)(23)
					22,477	22,813
Clarus Commerce
Marlin DTC-LS Midco 2, LLC	First Lien Secured Debt - Term Loan	SOFR+660, 1.00% Floor	07/01/25	21,300	21,179	21,299	(31)
	First Lien Secured Debt - Revolver	SOFR+660, 1.00% Floor	07/01/25	—	—	—	(21)(23)
					21,179	21,299
Excelligence
Excelligence Learning Corporation	First Lien Secured Debt - Term Loan	SOFR+575, 1.00% Floor	01/18/30	8,609	8,436	8,436	(9)(16)(31)
	First Lien Secured Debt - Revolver	SOFR+575, 1.00% Floor	01/18/30	169	141	141	(9)(16)(20)(21)(23) (31)
					8,577	8,577
Go Car Wash
Go Car Wash Management Corp.	First Lien Secured Debt - Term Loan	SOFR+635, 1.00% Floor	12/31/26	1,608	1,597	1,582	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+635, 1.00% Floor	12/31/26	9,366	9,274	9,211	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+635, 1.00% Floor	12/31/26	—	(1)	(7)	(8)(9)(21)(23)
					10,870	10,786
Lending Point
LendingPoint 2018-1 Funding Trust	First Lien Secured Debt - Term Loan	SOFR+575, 1.00% Floor	12/30/26	34,507	34,220	34,507	(9)(30)
LendingPoint LLC	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	12/30/26	1,130	1,130	1,130	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+100 Cash plus 5.00% PIK, 1.00% Floor	12/30/26	—	—	—	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+590, 1.00% Floor	12/30/26	—	—	—	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+590, 1.00% Floor	12/30/26	9,416	9,349	9,416	(9)(21)(23)(31)
					44,699	45,053
Regis
Regis Corporation	First Lien Secured Debt - Term Loan	SOFR+526, 2.50% Floor	06/24/29	5,833	5,717	5,717	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+526, 2.50% Floor	06/24/29	1,706	1,623	1,623	(9)(21)(23)(31)
					7,340	7,340

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (35)	Fair Value (1)(36)
Renovo
HomeRenew Buyer, Inc.	First Lien Secured Debt - Term Loan	6.65%	11/23/27	8,146	8,047	6,517	(9)(14)
	First Lien Secured Debt - Delayed Draw	6.65%	11/23/27	7,138	7,056	5,710	(9)(14)
	First Lien Secured Debt - Revolver	6.65%	11/23/27	1,958	1,932	1,566	(9)(14)(23)
					17,035	13,793
SEV
SEV Intermediate Holdco, LLC	First Lien Secured Debt - Term Loan	SOFR+525, 0.75% Floor	06/21/30	8,333	8,188	8,188	(9)(16)(32)
	First Lien Secured Debt - Revolver	SOFR+525, 0.75% Floor	06/21/30	—	(29)	(29)	(8)(9)(16)(21)(23)
					8,159	8,159
The Club Company
Eldrickco Limited	First Lien Secured Debt - Term Loan	SON+578, 0.50% Floor	11/26/25	£9,113	11,739	11,285	(9)(17)(29)
	First Lien Secured Debt - Delayed Draw	SON+578, 0.50% Floor	11/26/25	£5,747	7,112	7,115	(9)(17)(29)
	First Lien Secured Debt - Revolver	SON+578, 0.50% Floor	11/26/25	£356	416	440	(9)(17)(23)(29)
	First Lien Secured Debt - Revolver	SON+603, 0.50% Floor	05/26/25	£—	—	(9)	(8)(9)(17)(21) (23)
					19,267	18,831
The Weather Company
Zephyr Buyer, L.P.	First Lien Secured Debt - Term Loan	SOFR+675, 1.00% Floor	01/31/30	30,971	30,244	30,196	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+675, 1.00% Floor	01/31/30	—	(92)	(99)	(8)(9)(21)(23)
					30,152	30,097
US Auto
Auto Pool 2023 Trust (Del. Stat. Trust) (4)	Structured Products and Other - Membership Interests	N/A	02/28/29	N/A	27,921	24,007	(9)(25)
		Total Consumer Services			$256,819	$250,259
Diversified Investment Vehicles, Banking, Finance, Real Estate
Celink
Compu-Link Corporation (dba Celink)	First Lien Secured Debt - Term Loan	SOFR+610, 1.00% Floor	11/30/28	$8,076	$7,930	$8,007	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+610, 1.00% Floor	11/30/28	—	(10)	(25)	(8)(9)(21)(23)
Peer Advisors, LLC	First Lien Secured Debt - Term Loan	SOFR+610, 1.00% Floor	11/30/28	4,347	4,340	4,310	(9)(30)
					12,260	12,292
Definiti LLC
Greylock Holdings LLC	Common Equity - Common Stock	N/A	N/A	100,000 Shares	100	72	(9)(13)
RHI Acquisition LLC	First Lien Secured Debt - Term Loan	SOFR+685, 1.00% Floor	03/16/29	6,016	5,860	5,895	(9)(32)
	First Lien Secured Debt - Delayed Draw	SOFR+685, 1.00% Floor	03/16/29	1,044	1,000	981	(9)(21)(23)(32)
	First Lien Secured Debt - Revolver	SOFR+660, 1.00% Floor	03/16/29	—	(16)	(13)	(8)(9)(21)(23)
					6,944	6,935

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (35)	Fair Value (1)(36)
Golden Bear
Golden Bear 2016-R, LLC (4)	Structured Products and Other - Membership Interests	N/A	09/20/42	N/A	16,517	10,698	(3)(17)
Purchasing Power, LLC
Purchasing Power Funding I, LLC	First Lien Secured Debt - Revolver	SOFR+710, 0.00% Floor	02/24/25	3,159	3,159	3,159	(9)(21)(23)(30)
Spectrum Automotive
Shelby 2021 Holdings Corp.	First Lien Secured Debt - Term Loan	SOFR+525, 0.75% Floor	06/29/28	13,792	13,653	13,654	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+575, 0.75% Floor	06/29/28	—	(5)	(4)	(8)(9)(21)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 0.75% Floor	06/29/28	—	—	(39)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+575, 0.75% Floor	06/29/27	—	(3)	(4)	(8)(9)(21)(23)
					13,645	13,607
Total Diversified Investment Vehicles, Banking, Finance, Real Estate					$52,525	$46,691
Energy - Electricity
Renew Financial LLC (f/k/a Renewable Funding, LLC)
AIC SPV Holdings II, LLC	Preferred Equity - Preferred Stock	N/A	N/A	142 Shares	$534	$241	(13)(15)(17)
Renew Financial LLC (f/k/a Renewable Funding, LLC)	Common Equity - Common Stock	N/A	N/A	1,368,286 Shares	16,813	96	(13)(17)(24)
Renew JV LLC	Common Equity - Membership Interests	N/A	N/A	277,252 Shares	277	408	(13)(17)
					17,624	745
Solarplicity Group Limited (f/k/a AMP Solar UK)
Solarplicity UK Holdings Limited	First Lien Secured Debt - Term Loan	4.00%	03/08/23	£5,562	7,231	2,069	(11)(14)(17)
	Preferred Equity - Preferred Stock	N/A	N/A	4,286 Shares	5,623	—	(2)(13)(17)
	Common Equity - Ordinary Shares	N/A	N/A	2,825 Shares	4	—	(2)(13)(17)
					12,858	2,069
		Total Energy – Electricity			$30,482	$2,814
Energy - Oil & Gas
Pelican
Pelican Energy, LLC (4)	Common Equity - Membership Interests	N/A	N/A	1,444 Shares	$11,802	$140	(13)(16)(17)(24)
Spotted Hawk
SHD Oil & Gas, LLC (5)	Common Equity - Series C Units	N/A	N/A	50,952,525 Shares	43,454	346	(13)(16)(24)
	Common Equity - Series A Units	N/A	N/A	7,600,000 Shares	1,412	—	(13)(16)(24)
					44,866	346
		Total Energy – Oil & Gas			$56,668	$486

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (35)	Fair Value (1)(36)
Healthcare & Pharmaceuticals
Akoya
Akoya Biosciences, Inc.	First Lien Secured Debt - Term Loan	SOFR+691, 2.50% Floor	11/01/27	$13,125	$13,143	$13,125	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+691, 2.50% Floor	11/01/27	9,375	9,357	9,375	(9)(30)
					22,500	22,500
Alcami
Alcami Corporation	First Lien Secured Debt - Term Loan	SOFR+710, 1.00% Floor	12/21/28	8,116	7,894	7,954	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+710, 1.00% Floor	12/21/28	597	581	585	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+710, 1.00% Floor	12/21/28	—	(29)	(22)	(8)(9)(21)(23)
					8,446	8,517
Alcresta Therapeutics Inc.
Alcresta Holdings, LP	Preferred Equity - Preferred Equity	N/A	N/A	116 Shares	116	119	(9)(13)(24)
	Common Equity - Common Stock	N/A	N/A	1,176 Shares	1	1	(9)(13)(24)
Alcresta Therapeutics Inc.	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	03/12/30	2,347	2,302	2,300	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+575, 1.00% Floor	03/31/30	—	(135)	(142)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+575, 1.00% Floor	03/31/29	—	(8)	(9)	(8)(9)(21)(23)
					2,276	2,269
All Star
All Star Recruiting Locums, LLC	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	05/01/30	6,957	6,819	6,817	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+550, 1.00% Floor	05/01/30	—	(17)	(17)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+550, 1.00% Floor	05/01/30	—	(25)	(26)	(8)(9)(21)(23)
					6,777	6,774
August Bio
August Bioservices, LLC	First Lien Secured Debt - Term Loan	SOFR+595, 2.00% Floor	06/01/29	12,000	11,940	11,942	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+595, 2.00% Floor	06/01/29	—	(15)	(15)	(8)(9)(23)
	First Lien Secured Debt - Revolver	SOFR+400, 2.00% Floor	06/01/29	—	(2)	(2)	(8)(9)(21)(23)
					11,923	11,925
Carbon6
Carbon6 Technologies, Inc.	Preferred Equity - Preferred Equity	N/A	N/A	280,899 Shares	250	250	(9)(13)
Cato Research
LS Clinical Services Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+751, 1.00% Floor	12/16/27	14,099	13,905	13,512	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+751, 1.00% Floor	06/16/27	1,699	1,672	1,626	(9)(21)(23)(31)
					15,577	15,138

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (35)	Fair Value (1)(36)
Celerion
Celerion Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+550, 0.75% Floor	11/05/29	7,961	7,769	7,881	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+550, 0.75% Floor	11/05/29	—	(30)	(13)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+550, 0.75% Floor	11/03/28	—	(14)	(6)	(8)(9)(21)(23)
					7,725	7,862
Cerus
Cerus Corporation	First Lien Secured Debt - Term Loan	SOFR+660, 1.80% Floor	03/01/28	12,000	11,977	12,000	(9)(17)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+660, 1.80% Floor	03/01/28	4,500	4,492	4,500	(9)(17)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+660, 1.00% Floor	03/01/28	3,000	2,978	3,000	(9)(17)(23)(30)
	First Lien Secured Debt - Revolver	SOFR+385, 1.00% Floor	03/01/28	1,884	1,883	1,884	(9)(17)(21)(23) (30)
					21,330	21,384
CNSI
Acentra Holdings, LLC (fka CNSI Holdings, LLC)	First Lien Secured Debt - Term Loan	SOFR+550, 0.50% Floor	12/17/29	17,730	17,220	17,508	(9)(31)
	First Lien Secured Debt - Term Loan	SOFR+575, 0.50% Floor	12/17/28	3,980	3,928	3,950	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+550, 0.50% Floor	12/17/29	493	438	468	(9)(21)(23)(31)
					21,586	21,926
Compass Health
Roscoe Medical, Inc	First Lien Secured Debt - Term Loan	SOFR+636, 1.00% Floor	09/30/24	7,430	7,163	7,299	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+636, 1.00% Floor	09/30/24	—	(52)	(24)	(8)(9)(21)(23)
					7,111	7,275
EmpiRx
EmpiRx Health LLC	First Lien Secured Debt - Term Loan	SOFR+510, 1.00% Floor	08/05/27	8,864	8,748	8,864	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+510, 1.00% Floor	08/05/27	—	(9)	—	(9)(21)(23)
					8,739	8,864
ExactCare
ExactCare Parent, Inc.	First Lien Secured Debt - Term Loan	SOFR+650, 1.00% Floor	11/05/29	17,988	17,525	17,898	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+650, 1.00% Floor	11/03/29	—	(48)	(10)	(8)(9)(21)(23)
					17,477	17,888
Gateway Services
Gateway US Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+565, 0.75% Floor	09/22/26	9,194	9,140	9,194	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+565, 0.75% Floor	09/22/26	390	388	390	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+665, 0.75% Floor	09/22/26	—	(2)	—	(9)(21)(23)
					9,526	9,584

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (35)	Fair Value (1)(36)
Health & Safety Institute
HSI Halo Holdings, LLC	Common Equity - Common Stock	N/A	N/A	104 Shares	16	21	(9)(13)
HSI HALO Acquisition, Inc.	Common Equity - Common Stock	N/A	N/A	500 Shares	31	2,026	(9)(13)
					47	2,047
KureSmart
Clearway Corporation (f/k/a NP/Clearway Holdings, Inc.)	Common Equity - Common Stock	N/A	N/A	133 Shares	133	272	(9)(13)
Kure Pain Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+610, 1.00% Floor	08/27/25	21,158	21,090	21,158	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+610, 1.00% Floor	08/27/24	—	(6)	—	(9)(21)(23)
					21,217	21,430
Legacy.com
Lotus Topco Inc.	First Lien Secured Debt - Term Loan	SOFR+475, 1.00% Floor	06/07/30	2,941	2,897	2,897	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 1.00% Floor	06/07/30	—	(11)	(11)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+475, 1.00% Floor	06/07/30	—	(9)	(9)	(8)(9)(21)(23)
					2,877	2,877
LucidHealth
Premier Imaging, LLC	First Lien Secured Debt - Term Loan	SOFR+626 Cash plus 2.00% PIK, 1.00% Floor	01/02/25	6,504	6,459	5,967	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+626 Cash plus 2.00% PIK, 1.00% Floor	01/02/25	1,763	1,751	1,618	(9)(31)
					8,210	7,585
Mannkind Corporation
Mannkind Corporation	Common Equity - Common Stock	N/A	N/A	334,226 Shares	76	1,745	(9)(10)(13)(17)
Maxor National Pharmacy Services, LLC
Maxor National Pharmacy Services, LLC	First Lien Secured Debt - Term Loan	SOFR+700, 1.00% Floor	03/01/29	13,252	12,916	13,053	(9)(32)
	First Lien Secured Debt - Revolver	SOFR+700, 1.00% Floor	03/01/29	—	(36)	(23)	(8)(9)(21)(23)
Maxor Topco, L.P.	Preferred Equity - Preferred Equity	N/A	N/A	50,000 Shares	50	71	(9)(13)
					12,930	13,101
Medical Guardian
Medical Guardian, LLC	First Lien Secured Debt - Term Loan	SOFR+585, 1.00% Floor	10/26/26	30,721	30,441	30,491	(9)(30)
	First Lien Secured Debt - Term Loan	SOFR+585, 1.00% Floor	04/26/28	500	493	496	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+585, 1.00% Floor	10/26/26	4,762	4,700	4,726	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+635, 1.00% Floor	10/26/26	—	(34)	(29)	(8)(9)(21)(23)
					35,600	35,684

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (35)	Fair Value (1)(36)
Midwest Vision
Midwest Vision Partners Management, LLC	First Lien Secured Debt - Term Loan	SOFR+665, 1.00% Floor	01/12/27	5,590	5,532	5,492	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+665, 1.00% Floor	01/12/27	16,034	15,856	15,753	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+665, 1.00% Floor	01/12/27	612	605	601	(9)(23)(31)
					21,993	21,846
Partner Therapeutics, Inc
Partner Therapeutics, Inc	Preferred Equity - Preferred Equity	N/A	N/A	55,556 Shares	333	344	(9)(13)
	Warrants - Warrants	N/A	N/A	73,333 Shares	389	148	(9)(13)
					722	492
PHS
PHS Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+610 Cash plus 1.50% PIK, 1.00% Floor	01/31/27	24,062	23,836	21,415	(9)(32)
	First Lien Secured Debt - Revolver	SOFR+610 Cash plus 1.50% PIK, 1.00% Floor	01/31/27	1,345	1,316	1,125	(9)(21)(23)(32)
					25,152	22,540
Rarebreed
Rarebreed Veterinary Partners, Inc.	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	04/18/30	4,258	4,176	4,173	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	04/18/30	4,861	4,680	4,538	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	04/18/30	—	(19)	(19)	(8)(9)(21)(23)
					8,837	8,692
RHA Health Services
Pace Health Companies, LLC	First Lien Secured Debt - Term Loan	SOFR+665, 1.00% Floor	08/02/25	1,396	1,381	1,380	(9)(31)
	First Lien Secured Debt - Term Loan	SOFR+640, 1.00% Floor	08/02/25	466	465	460	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+640, 1.00% Floor	08/02/25	3,247	3,226	3,200	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+665, 1.00% Floor	08/02/25	196	186	184	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+640, 1.00% Floor	08/02/25	—	-	(7)	(8)(9)(20)(21) (23)
					5,258	5,217
Rigel Pharmaceuticals
Rigel Pharmaceuticals, Inc.	First Lien Secured Debt - Term Loan	SOFR+661, 1.50% Floor	09/01/27	3,000	3,022	3,000	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+661, 1.50% Floor	09/01/27	15,000	14,978	15,000	(9)(30)
					18,000	18,000
Team Select
TS Investors, LLC	First Lien Secured Debt - Term Loan	SOFR+560, 1.00% Floor	05/04/29	9,574	9,405	9,430	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+560, 1.00% Floor	05/04/29	110	104	105	(9)(21)(23)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+550, 1.00% Floor	11/04/25	—	(18)	(35)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+560, 1.00% Floor	05/04/29	—	(5)	(3)	(8)(9)(21)(23)
					9,486	9,497

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (35)	Fair Value (1)(36)
TELA Bio, Inc.
TELA Bio, Inc.	First Lien Secured Debt - Term Loan	SOFR+635, 1.00% Floor	05/01/27	13,333	13,291	13,333	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+635, 1.00% Floor	05/01/27	—	—	—	(9)(23)
					13,291	13,333
TersSera
TerSera Therapeutics LLC	First Lien Secured Debt - Term Loan	SOFR+575, 1.00% Floor	04/04/29	16,877	16,530	16,877	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+675, 1.00% Floor	04/04/29	—	(27)	—	(9)(21)(23)
					16,503	16,877
Treace
Treace Medical Concepts, Inc.	First Lien Secured Debt - Term Loan	SOFR+610, 1.00% Floor	04/01/27	14,583	14,537	14,255	(9)(17)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+610, 1.00% Floor	04/01/27	—	—	(459)	(8)(9)(17)(23)
	First Lien Secured Debt - Revolver	SOFR+410, 1.00% Floor	04/01/27	400	391	325	(9)(17)(21)(23) (27)(30)
					14,928	14,121
Unchained Labs
Unchained Labs, LLC	First Lien Secured Debt - Term Loan	SOFR+555, 1.00% Floor	08/09/27	1,877	1,856	1,859	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+555, 1.00% Floor	08/09/27	2,223	2,210	2,201	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+555, 1.00% Floor	08/09/27	—	(8)	(7)	(8)(9)(21)(23)
					4,058	4,053
US Fertility
US Fertility Enterprises, LLC	First Lien Secured Debt - Term Loan	SOFR+600, 1.00% Floor	12/21/27	3,305	3,258	3,255	(9)(31)
	First Lien Secured Debt - Term Loan	SOFR+670, 1.00% Floor	12/21/27	2,475	2,424	2,456	(9)(32)
	First Lien Secured Debt - Term Loan	SOFR+650, 1.00% Floor	12/21/27	468	463	464	(9)(32)
	First Lien Secured Debt - Revolver	SOFR+668, 1.00% Floor	12/21/27	15	15	15	(9)(21)(23)(31)
					6,160	6,190
WellDyneRx, LLC
WelldyneRX, LLC	First Lien Secured Debt - Term Loan	SOFR+685, 0.75% Floor	03/09/27	17,670	17,438	17,184	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+685, 0.75% Floor	03/09/26	513	496	470	(9)(21)(23)(30)
					17,934	17,654
		Total Healthcare & Pharmaceuticals			$404,522	$405,137
High Tech Industries
Acronis AG
ACRONIS AG	First Lien Secured Debt - Term Loan	SOFR+595 Cash plus 1.00% PIK, 1.00% Floor	04/01/27	$27,075	$26,940	$27,075	(9)(17)(30)

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (35)	Fair Value (1)(36)
American Megatrends
AMI US Holdings Inc.	First Lien Secured Debt - Term Loan	SOFR+535, 1.00% Floor	10/01/26	19,532	19,424	19,532	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+535, 0.00% Floor	10/01/26	—	(14)	-	(9)(21)(23)
					19,410	19,532
BarTender
Sigma Buyer LLC	First Lien Secured Debt - Term Loan	SOFR+575, 0.75% Floor	01/04/28	13,652	13,376	13,380	(9)(31)(32)
	First Lien Secured Debt - Delayed Draw	SOFR+575, 0.75% Floor	01/04/28	—	(79)	(145)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+575, 0.75% Floor	01/04/28	300	268	270	(9)(21)(23)(32)
					13,565	13,505
Biamp
Biamp	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	04/30/30	878	861	860	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	04/30/30	4	2	2	(9)(21)(23)(30)
					863	862
Calero Holdings, Inc.
Telesoft Holdings, LLC	First Lien Secured Debt - Term Loan	SOFR+585, 1.00% Floor	12/16/26	21,761	21,575	21,579	(30)
	First Lien Secured Debt - Revolver	SOFR+585, 1.00% Floor	12/16/26	417	398	398	(21)(23)(30)
					21,973	21,977
ChyronHego Corporation
ChyronHego Corporation (5)	Preferred Equity - Preferred Equity	N/A	N/A	7,800 Shares	6,000	19,579	(13)(24)
ChyronHego US Holding Corporation (5)	First Lien Secured Debt - Term Loan	SOFR+350, 1.75% Floor	06/30/26	106,406	106,196	106,408	(31)
	First Lien Secured Debt - Revolver	SOFR+600, 1.75% Floor	06/30/26	5,000	5,000	5,000	(23)(31)
					117,196	130,987
Dairy.com
Momentx Corporation	First Lien Secured Debt - Term Loan	SOFR+585, 1.00% Floor	06/24/27	14,969	14,808	14,831	(9)(31)
	First Lien Secured Debt - Term Loan	SOFR+635, 1.00% Floor	06/24/27	1,350	1,329	1,350	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+585, 1.00% Floor	06/24/27	1,257	1,243	1,245	(9)(23)(31)
					17,380	17,426
Digital.ai
Digital.ai Software Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+600, 1.00% Floor	08/10/28	23,050	22,666	22,819	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+675, 1.00% Floor	08/10/28	—	(41)	(24)	(8)(9)(21)(23)
					22,625	22,795
GoHealth
Norvax, LLC	First Lien Secured Debt - Revolver	SOFR+660, 1.00% Floor	06/30/25	304	208	304	(9)(21)(23)(30)

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (35)	Fair Value (1)(36)
GrayMatter Systems
Genius Bidco LLC	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	05/01/30	1,340	1,314	1,313	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	05/01/30	—	(48)	(50)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	05/01/30	—	(23)	(23)	(8)(9)(21)(23)
	Common Equity - Common Stock	N/A	N/A	773 Shares	77	77	(9)(13)(24)
					1,320	1,317
Gtreasury
G Treasury SS LLC	First Lien Secured Debt - Term Loan	SOFR+600, 1.00% Floor	06/29/29	250	246	246	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+600, 1.00% Floor	06/29/29	—	(34)	(30)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	06/29/29	—	(4)	(4)	(8)(9)(21)(23)
					208	212
International Cruise & Excursion Gallery, Inc.
International Cruise & Excursion Gallery, Inc.	First Lien Secured Debt - Term Loan	5.35%	06/06/25	14,100	14,033	10,751	(14)
Litify
Litify Holdings Inc.	Common Equity - Common Stock	N/A	N/A	217,892 Shares	107	347	(9)(13)(24)
Litify LLC	First Lien Secured Debt - Term Loan	SOFR+710, 1.00% Floor	02/02/29	11,667	11,384	11,375	(9)(30)
	First Lien Secured Debt - Term Loan	SOFR+660, 1.00% Floor	02/02/29	10,000	9,751	9,750	(9)(30)
	First Lien Secured Debt - Term Loan	SOFR+760, 1.00% Floor	02/02/29	7,500	7,311	7,313	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+735, 1.00% Floor	02/02/29	—	(19)	(21)	(8)(9)(21)(23)
					28,534	28,764
Lookout
Lookout, Inc.	First Lien Secured Debt - Term Loan	SOFR+625, 3.00% Floor	06/01/29	5,000	4,976	4,975	(9)(16)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+625, 3.00% Floor	06/01/29	—	(25)	(25)	(8)(9)(16)(23)
					4,951	4,950
Modern Campus
Destiny Solutions U.S., Inc.	First Lien Secured Debt - Term Loan	SOFR+585, 1.00% Floor	06/08/26	13,167	13,032	13,002	(19)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+585, 1.00% Floor	06/08/26	12,087	11,941	11,936	(19)(30)
RMCF IV CIV XXXV, L.P.	Common Equity - Common Stock	N/A	N/A	482 Shares	1,000	1,859	(13)
					25,973	26,797
MYCOM
Magnate Holding Corp.	First Lien Secured Debt - Term Loan	SOFR+615, 0.50% Floor	12/16/24	18,789	18,793	18,678	(9)(17)(31)

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (35)	Fair Value (1)(36)
New Era Technology, Inc.
New Era Technology, Inc.	First Lien Secured Debt - Term Loan	SOFR+640, 1.00% Floor	10/31/26	13,845	13,740	13,568	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+640, 1.00% Floor	10/31/26	17,903	17,722	17,545	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+640, 1.00% Floor	10/30/26	1,385	1,370	1,351	(9)(21)(23)(31)
					32,832	32,464
Omada
Omada Health, Inc.	First Lien Secured Debt - Term Loan	SOFR+710, 2.50% Floor	06/01/28	1,450	1,438	1,443	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+710, 2.50% Floor	06/01/28	—	(12)	(7)	(8)(9)(23)
	First Lien Secured Debt - Revolver	SOFR+410, 2.50% Floor	06/01/28	5	4	5	(9)(21)(23)(30)
					1,430	1,441
Pro Vigil
Pro-Vigil Holding Company, LLC	First Lien Secured Debt - Term Loan	SOFR+860, 1.00% Floor	01/11/26	7,740	7,655	7,605	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+860, 1.00% Floor	01/11/26	17,475	17,193	17,090	(9)(21)(23)(31)
					24,848	24,695
Schlesinger Group
Schlesinger Global, LLC	First Lien Secured Debt - Term Loan	SOFR+275 Cash plus 5.60% PIK, 1.00% Floor	07/12/25	11,628	11,566	11,570	(9)(30)
Simeio
Simeio Group Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+310 Cash plus 4.00% PIK, 1.00% Floor	02/02/26	8,043	8,008	7,923	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+310 Cash plus 4.00% PIK, 1.00% Floor	02/02/26	873	869	857	(9)(23)(30)
					8,877	8,780
Sirsi Corporation
Sirsi Corporation	First Lien Secured Debt - Term Loan	SOFR+635, 1.00% Floor	03/15/25	4,658	4,660	4,658	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+635, 1.00% Floor	03/15/25	—	(1)	—	(9)(21)(23)
					4,659	4,658
Texada
Texada Software LLC	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	04/30/30	6,923	6,787	6,785	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+550, 1.00% Floor	04/30/30	—	(19)	(21)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+550, 1.00% Floor	04/30/30	—	(20)	(21)	(8)(9)(21)(23)
					6,748	6,743
Uplight
Uplight, Inc.	First Lien Secured Debt - Term Loan	SOFR+610, 4.00% Floor	06/01/29	10,000	9,900	9,900	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+600, 4.00% Floor	06/01/29	—	—	—	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+360, 4.00% Floor	06/01/29	—	—	—	(9)(21)(23)
					9,900	9,900

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (35)	Fair Value (1)(36)
UpStack
Upstack Holdco Inc.	First Lien Secured Debt - Term Loan	P+500	08/20/27	16,560	16,296	16,436	(9)(28)
	First Lien Secured Debt - Delayed Draw	P+500	08/20/27	14,670	14,426	14,560	(9)(28)
	First Lien Secured Debt - Revolver	SOFR+610, 1.00% Floor	08/20/27	1,950	1,905	1,928	(9)(20)(21)(23)(32)
					32,627	32,924
		Total High Tech Industries			$467,459	$479,107
Hotel, Gaming, Leisure, Restaurants
Cave
Cave Enterprises Operations, LLC	First Lien Secured Debt - Term Loan	SOFR+660, 1.50% Floor	08/09/28	$8,594	$8,456	$8,594	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+660, 1.50% Floor	08/09/28	—	—	—	(9)(23)
					8,456	8,594
CircusTrix
CircusTrix Holdings LLC	First Lien Secured Debt - Term Loan	SOFR+650, 1.00% Floor	07/18/28	992	971	992	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+650, 1.00% Floor	07/18/28	2,400	2,346	2,400	(9)(21)(23)(30)
	First Lien Secured Debt - Revolver	SOFR+650, 1.00% Floor	07/18/28	—	(20)	—	(9)(21)(23)
					3,297	3,392
Guernsey
Guernsey Holdings SDI LA LLC	First Lien Secured Debt - Term Loan	6.95%	11/18/26	1,757	1,748	1,638	(9)
	First Lien Secured Debt - Delayed Draw	SOFR+595, 1.00% Floor	11/18/26	—	—	—	(9)(23)
					1,748	1,638
Munson
Munson Buffalo Restaurant Group LLC	First Lien Secured Debt - Term Loan	SOFR+625, 1.00% Floor	05/31/29	3,521	3,470	3,468	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+625, 1.00% Floor	05/31/29	96	29	(1)	(8)(9)(21)(23) (30)
					3,499	3,467
PARS Group LLC
PARS Group LLC	First Lien Secured Debt - Term Loan	SOFR+685, 1.50% Floor	04/03/28	8,935	8,836	8,823	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+685, 1.50% Floor	04/03/28	—	—	(12)	(8)(9)(23)
					8,836	8,811
Taco Cabana
YTC Enterprises, LLC	First Lien Secured Debt - Term Loan	SOFR+636, 1.00% Floor	08/16/26	9,233	9,177	9,141	(9)(30)
		Total Hotel, Gaming, Leisure, Restaurants			$35,013	$35,043

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (35)	Fair Value (1)(36)
Insurance
High Street Insurance
High Street Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+540, 0.75% Floor	04/14/28	$10,152	$10,027	$10,051	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+540, 0.75% Floor	04/14/28	19,279	19,060	19,086	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+590, 0.75% Floor	04/16/27	—	(21)	(22)	(8)(9)(21)(23)
					29,066	29,115
PGM Holdings Corporation
Turbo Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+625, 1.00% Floor	12/02/25	16,769	16,625	16,391	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+625, 1.00% Floor	12/02/25	2,020	2,000	1,975	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+625, 1.00% Floor	12/02/25	462	456	441	(9)(21)(23)(31)
					19,081	18,807
		Total Insurance			$48,147	$47,922
Manufacturing, Capital Equipment
AVAD, LLC
Surf Opco, LLC	First Lien Secured Debt - Revolver	SOFR+411, 1.00% Floor	03/17/26	$13,969	$13,918	$13,947	(9)(16)(20)(21) (23)(30)
	Preferred Equity - Class P-1 Preferred	N/A	N/A	33,333 Shares	3,333	6,667	(9)(13)(16)
	Preferred Equity - Class P-2 Preferred	N/A	N/A	85,164 Shares	8,517	4,787	(9)(13)(16)
	Common Equity - Class A-1 Common	N/A	N/A	3,333 Shares	-	115	(9)(13)(16)
					25,768	25,516
Carlisle Fluid Technologies
LSF12 Donnelly Bidco, LLC	First Lien Secured Debt - Term Loan	SOFR+650, 1.00% Floor	10/02/29	14,888	14,551	14,593	(9)(30)
International Wire Group
IW Buyer LLC	First Lien Secured Debt - Term Loan	SOFR+685, 1.00% Floor	06/28/29	1,894	1,846	1,885	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+685, 1.00% Floor	06/28/29	—	(10)	(2)	(8)(9)(20)(21) (23)
					1,836	1,883
Kauffman
Kauffman Holdco, LLC	Common Equity - Common Stock	N/A	N/A	250,000 Shares	250	68	(9)(13)
Kauffman Intermediate, LLC	First Lien Secured Debt - Term Loan	SOFR+660, 1.00% Floor	05/08/25	15,888	15,836	15,623	(9)(32)
	First Lien Secured Debt - Revolver	SOFR+660, 1.00% Floor	05/08/25	1,049	1,059	1,028	(9)(20)(21)(23) (31)(32)
					17,145	16,719
MedPlast Holdings Inc.
Viant Medical Holdings, Inc. (fka MedPlast Holdings, Inc.)	Second Lien Secured Debt - Term Loan	SOFR+786, 0.00% Floor	07/02/26	8,000	7,983	7,955	(10)(30)

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (35)	Fair Value (1)(36)
US MetalCo Holdings
US MetalCo Holdings LLC	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	10/31/29	13,680	13,406	13,406	(9)(16)(31)
	First Lien Secured Debt - Revolver	SOFR+550, 1.00% Floor	10/31/29	—	(26)	(26)	(8)(9)(16)(21)(23)
					13,380	13,380
		Total Manufacturing, Capital Equipment			$80,663	$80,046
Retail
IPS
SI Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+610, 1.00% Floor	12/31/27	$30,629	$30,532	$30,338	(9)(31)
	First Lien Secured Debt - Revolver	P+500	12/31/27	427	427	388	(9)(21)(23)(28)
		Total Retail			$30,959	$30,726
Telecommunications
MCA
Mobile Communications America, Inc.	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	10/16/29	$2,488	$2,430	$2,481	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+550, 1.00% Floor	10/16/29	432	348	410	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+550, 1.00% Floor	10/16/29	—	(30)	(3)	(8)(9)(21)(23)
					2,748	2,888
Securus Technologies Holdings, Inc.
Securus Technologies Holdings, Inc.	Second Lien Secured Debt - Term Loan	SOFR+126 Cash plus 8.05% PIK, 1.00% Floor	11/01/25	7,565	7,537	5,446	(31)
		Total Telecommunications			$10,285	$8,334
Transportation - Cargo, Distribution
Beacon Mobility
Beacon Mobility Corp.	First Lien Secured Debt - Term Loan	SOFR+635, 1.00% Floor	12/31/25	$12,842	$12,803	$12,721	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+635, 1.00% Floor	12/31/25	23,983	23,945	23,757	(9)(30)(31)
	First Lien Secured Debt - Revolver	4.10%	05/22/25	—	—	—	(9)(22)(23)
	First Lien Secured Debt - Revolver	SOFR+635, 1.00% Floor	12/31/25	—	(30)	(46)	(8)(9)(20)(21) (23)
					36,718	36,432
Camin Cargo
Camin Cargo Control Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+600, 1.00% Floor	12/07/29	995	974	975	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+600, 1.00% Floor	12/07/29	—	(28)	(61)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	12/07/29	307	286	286	(9)(21)(23)(30)
					1,232	1,200
Heniff and Superior
Heniff Holdco, LLC	First Lien Secured Debt - Term Loan	SOFR+585, 1.00% Floor	12/03/26	29,288	29,050	29,215	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+585, 1.00% Floor	12/03/24	2,780	2,771	2,780	(9)(20)(21)(23)(30)
					31,821	31,995

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate	Maturity Date	Par/Shares (12)	Cost (35)	Fair Value (1)(36)
IronClad
Ironhorse Purchaser, LLC	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	09/30/27	3,052	3,000	2,991	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+650, 1.00% Floor	09/30/27	—	(25)	(29)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	09/30/27	169	161	159	(9)(21)(23)(30)
					3,136	3,121
Meritus Gas Partners
MGP Holdings III Corp.	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	03/01/30	7,886	7,735	7,728	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	03/01/30	261	247	235	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	03/01/30	—	(15)	(16)	(8)(9)(21)(23)
					7,967	7,947
		Total Transportation – Cargo, Distribution			$80,874	$80,695
Utilities - Electric
Congruex
Congruex Group LLC	First Lien Secured Debt - Term Loan	SOFR+590, 0.75% Floor	05/03/29	$14,700	$14,443	$13,671	(9)(31)
		Total Utilities – Electric			$14,443	$13,671
Wholesale
Banner Solutions
Banner Buyer, LLC	First Lien Secured Debt - Term Loan	SOFR+590, 1.00% Floor	10/31/25	$12,015	$11,965	$11,923	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+590, 1.00% Floor	10/31/25	2,933	2,916	2,910	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+590, 0.00% Floor	10/31/25	387	377	372	(9)(21)(23)(31)
Banner Parent Holdings, Inc.	Common Equity - Common Stock	N/A	N/A	6,125 Shares	613	423	(9)(13)
					15,871	15,628
Thomas Scientific
BSP-TS, LP	Preferred Equity - Preferred Equity	N/A	N/A	17 Shares	17	19	(9)(13)(24)
	Common Equity - Common Stock	N/A	N/A	185 Shares	185	134	(9)(13)
Thomas Scientific, LLC	First Lien Secured Debt - Term Loan	SOFR+640, 1.00% Floor	12/14/27	26,000	25,656	25,589	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+640, 1.00% Floor	12/14/27	5,094	5,028	5,014	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+635, 1.00% Floor	12/14/27	1,259	1,224	1,212	(9)(20)(21)(23)(30)
					32,110	31,968
		Total Wholesale			$47,981	$47,596
Total Investments before Cash Equivalents					$2,635,330	$2,444,352
J.P. Morgan U.S. Government Money Market Fund		N/A	N/A	144	$144	$144	(34)
Goldman Sachs Financial Square Government Fund		N/A	N/A	531	$531	$531	(34)
Total Investments after Cash Equivalents					$2,636,005	$2,445,027	(6)(7)

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2024

(In thousands, except share data)

(1)
Fair value is determined in good faith subject to the oversight of the Board of Directors of the Company (See Note 2 to the consolidated financial statements).
(2)
Preferred and ordinary shares in Solarplicity UK Holdings Limited are GBP denominated equity investments.
(3)
Denotes investments in which the Company owns greater than 25% of the equity, where the governing documents of each entity preclude the Company from exercising a controlling influence over the management or policies of such entity. The Company does not have the right to elect or appoint more than 25% of the directors or another party has the right to elect or appoint more directors than the Company and has the right to appoint certain members of senior management. Therefore, the Company has determined that these entities are not controlled affiliates. As of June 30, 2024, we had a 100% equity ownership interest in Golden Bear 2016-R, LLC, a collateralized loan obligation.
(4)
Denotes investments in which we are an “Affiliated Person,” as defined in the 1940 Act, due to holding the power to vote or owning 5% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of December 31, 2023 and June 30, 2024 along with transactions during the six months ended June 30, 2024 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2023	Gross Additions ●	Gross Reductions ■	Net Change in Unrealized Gains (Losses)	Fair Value at June 30, 2024	Net Realized Gains (Losses)	Interest/ Dividend/ Other Income
1244311 B.C. Ltd., Common Stock	$1,087	$—	$—	$419	$1,506	$—	$—
1244311 B.C. Ltd., Term Loan	3,740	67	(15)	40	3,832	—	239
Auto Pool 2023 Trust (Del. Stat. Trust)	30,621	2,534	(2,477)	(6,671)	24,007	—	—
Blue Jay Transit Inc., Term Loan	—	22,110	—	330	22,440	—	822
Bird Scooter Acquisition Corp.	—	366	—	7	373	—	4
Carbonfree Chemicals Holdings LLC, Common Stock	18,727	—	—	295	19,022	—	—
FC2 LLC, Term Loan	12,501	—	—	(50)	12,451	—	405
FC2 LLC, Common Stock	—	—	—	—	—	—	—
Golden Bear 2016-R, LLC, Membership Interests	10,712	—	(611)	597	10,698	—	235
Pelican Energy, LLC, Common Stock	140	—	—	—	140	—	—
	$77,528	$25,077	$(3,103)	$(5,033)	$94,469	$—	$1,705
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

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2024

(In thousands, except share data)

(5)
Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Fair value as of December 31, 2023 and June 30, 2024 along with transactions during the six months ended June 30, 2024 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2023	Gross Additions ●	Gross Reductions ■	Net Change in Unrealized Gains (Losses)	Fair Value at June 30, 2024	Net Realized Gains (Losses)	Interest/ Dividend/ Other Income
Majority Owned Company
ChyronHego Corporation, Preferred Equity	$20,628	$—	$—	$(1,049)	$19,579	$—	$—
ChyronHego US Holding Corporation, Term Loan	106,906	—	(494)	(4)	106,408	—	4,803
ChyronHego US Holding Corporation, Revolver	1,300	3,700	—	—	5,000	—	177
Merx Aviation Finance, LLC, Letter of Credit	—	—	—	—	—	—	—
Merx Aviation Finance, LLC, Membership Interests	117,043	—	—	2,863	119,906	—	—
Merx Aviation Finance, LLC, Revolver	74,076	—	(7,000)	(1)	67,075	—	3,572
MSEA Tankers LLC, Class A Units	45	—	(91)	15,746	—	(15,700)	—
Controlled Company
SHD Oil & Gas, LLC, Series C Units	346	—	—	—	346	—	—
SHD Oil & Gas, LLC, Series A Units	—	—	—	—	—	—	—
	$320,344	$3,700	$(7,585)	$17,555	$318,314	$(15,700)	$8,552
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

As of June 30, 2024, the Company had a 87%, 100%, 100% and 38% equity ownership interest in ChyronHego Corporation; Merx Aviation Finance, LLC; MSEA Tankers, LLC; and SHD Oil & Gas, LLC (f/k/a Spotted Hawk Development LLC), respectively.
(6)
Aggregate gross unrealized gain and loss for federal income tax purposes is $36,189 and $267,297, respectively. Net unrealized loss is $231,108 based on a tax cost of $2,676,135.
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

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2024

(In thousands, except share data)

(11)
The investment have a maturity date prior to the end of the current period. Additional proceeds are expected from Solarplicity Group after the resolution of bankruptcy proceedings, or other corporate actions, at each respective issuer.
(12)
Par amount is denominated in USD unless otherwise noted, British Pound (“£”). Par amount represents funded commitments. See Note 23 in the Consolidated Schedule of Investments and Note 8 to the consolidated financial statements for further information on undrawn revolving and delayed draw loan commitments, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies.
(13)
Non-income producing security.
(14)
Non-accrual status (See Note 2 to the consolidated financial statements).
(15)
The underlying investments of AIC SPV Holdings II, LLC is a securitization in which the Company owns preferred shares representing 14.25% economic interest.
(16)
AIC Spotted Hawk Holdings, LLC, AIC SHD Holdings, LLC, AIC Pelican Holdings, LLC, AIC SB Holdings LLC and AP Surf Investments, LLC, MFIC Ostrich SPV LLC, MFIC Omada SPV LLC, MFIC Amplify SPV LLC, and MFIC Transformer SPV LLC are wholly-owned special purpose vehicles which only hold investments of the underlying portfolio companies and have no other significant assets or liabilities. AIC Spotted Hawk Holdings, LLC holds equity and debt investments in SHD Oil & Gas, LLC. AIC SHD Holdings LLC holds equity investments in SHD Oil & Gas, LLC. and equity investments in both Carbonfree Chemicals Holdings, LLC and Carbonfree Chemicals SA, LLC. AIC Pelican Holdings, LLC holds an equity investment in Pelican Energy, LLC. AP Surf Investments, LLC holds equity investments in Surf Opco, LLC. AIC SB Holdings LLC holds equity investments in Gainline Galaxy Holdings LLC. MFIC Ostrich SPV LLC holds investments in Excelligence Learning Corporation. MFIC Omada SPV LLC holds investments in Lookout, Inc. MFIC Amplify SPV LLC holds investments in US MetalCo Holdings LLC. MFIC Transformer SPV LLC holds investments in SEV Intermediate Holdco, LLC.
(17)
Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of June 30, 2024, non-qualifying assets represented approximately 5.2% of the total assets of the Company.
(18)
The maturity date for these investments are expected to be extended past June 30, 2024. The final terms of the extension are still under negotiation between the Company and the respective portfolio company.
(19)
In addition to the interest earned based on the stated rate of this loan, the Company may be entitled to receive additional interest as a result of its arrangement with other lenders in a syndication.
(20)
As of June 30, 2024, there were letters of credit issued and outstanding through the Company under this first lien senior secured revolving loan.
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

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2024

(In thousands, except share data)

(23)
As of June 30, 2024, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 8 to the consolidated financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit **	Undrawn Commitment
ACP Avenu Buyer, LLC	$3,999	$92	$—	$3,907
AMI US Holdings Inc.	2,907	—	—	2,907
Acentra Holdings, LLC (fka CNSI Holdings, LLC)	2,000	493	—	1,507
Activ Software Holdings, LLC	2,407	—	—	2,407
Alcami Corporation	1,096	—	—	1,096
Alcresta Therapeutics Inc.	7,529	—	—	7,529
All Star Recruiting Locums, LLC	3,043	—	—	3,043
Alpinex Opco, LLC	1,489	596	—	893
Athlete Buyer, LLC	1,289	413	—	876
August Bioservices, LLC	3,500	—	—	3,500
Banner Buyer, LLC	1,935	387	—	1,548
Beacon Mobility Corp.	59,145	—	55,729	3,416
Berner Food & Beverage, LLC	2,881	1,896	—	985
Biamp	120	4	—	116
Blue Jay Transit Inc.	667	—	—	667
CRS Holdings, Inc.	8,000	113	—	7,887
Camin Cargo Control Holdings, Inc.	4,000	307	—	3,693
Cave Enterprises Operations, LLC	1,333	—	—	1,333
Celerion Buyer, Inc.	1,918	—	—	1,918
Cerus Corporation	5,000	1,884	—	3,116
ChyronHego US Holding Corporation	5,000	5,000	—	—
CircusTrix Holdings LLC	1,600	—	—	1,600
Club Car Wash Operating, LLC	2,900	1,625	—	1,275
Club Champion LLC	1,807	—	—	1,807
Colonnade Parent Inc (fka Naviga Inc.)	575	500	—	75
Compu-Link Corporation (dba Celink)	2,883	—	—	2,883
Digital.ai Software Holdings, Inc.	2,419	—	—	2,419
Eagle Purchaser, Inc.	1,105	658	—	447
Eldrickco Limited*	886	450	—	436
EmpiRx Health LLC	909	—	—	909
ExactCare Parent, Inc.	1,967	—	—	1,967
Excelligence Learning Corporation	1,370	169	77	1,124
G Treasury SS LLC	2,250	—	—	2,250
G&A Partners Holding Company II, LLC	6,184	—	—	6,184
GAT-Airline Ground Support Inc	4,762	635	—	4,127
GI Apple Midco LLC	1,262	119	41	1,102
GS SEER Group Borrower LLC	1,142	—	—	1,142
Gabriel Partners, LLC	665	488	—	177
Gateway US Holdings, Inc.	304	—	—	304
Genius Bidco LLC	6,160	—	—	6,160
Go Car Wash Management Corp.	417	—	—	417
Graffiti Buyer, Inc.	6,069	—	—	6,069
Green Grass Foods, Inc.	1,250	—	—	1,250
Guernsey Holdings SDI LA LLC	1,167	—	—	1,167
HEF Safety Ultimate Holdings, LLC	7,500	400	—	7,100
HRO (Hero Digital) Holdings, LLC	8,806	2,519	31	6,256
Health Management Associates Superholdings, Inc.	640	—	5	635
Heniff Holdco, LLC	3,925	2,780	164	981
High Street Buyer, Inc.	2,203	—	—	2,203
Hive Intermediate, LLC	2,326	639	—	1,687
HomeRenew Buyer, Inc.	1,958	1,958	—	—
IW Buyer LLC	393	—	9	384

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2024

(In thousands, except share data)

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit **	Undrawn Commitment
Ironhorse Purchaser, LLC	1,932	169	—	1,763
JF Acquisition, LLC	1,589	879	—	710
Jacent Strategic Merchandising	3,500	1,564	—	1,936
KL Charlie Acquisition Company	1,962	—	—	1,962
Kauffman Intermediate, LLC	1,243	1,049	155	39
Kure Pain Holdings, Inc.	2,654	—	—	2,654
LS Clinical Services Holdings, Inc.	1,875	1,699	—	176
Lash OpCo, LLC	1,630	1,630	—	—
LendingPoint LLC	24,500	9,416	—	15,084
Lifelong Learner Holdings, LLC	597	448	—	149
Litify LLC	833	—	—	833
Lookout, Inc.	5,000	—	—	5,000
Lotus Topco Inc.	2,059	—	—	2,059
M&M OPCO, LLC	476	—	—	476
MGP Holdings III Corp.	1,832	—	—	1,832
Marlin DTC-LS Midco 2, LLC	685	—	—	685
Maxor National Pharmacy Services, LLC	1,530	—	—	1,530
Medical Guardian, LLC	3,810	—	—	3,810
Merx Aviation Finance, LLC	73,252	67,075	6,177	—
Midwest Vision Partners Management, LLC	612	612	—	—
Mobile Communications America, Inc.	9,568	—	—	9,568
Momentx Corporation	1,257	1,257	—	—
Munson Buffalo Restaurant Group LLC	6,380	—	—	6,380
New Era Technology, Inc.	1,732	1,385	—	347
Norvax, LLC	1,591	304	—	1,287
Omada Health, Inc.	1,550	5	—	1,545
PARS Group LLC	952	—	—	952
PHOENIX YW BUYER, INC.	1,136	—	—	1,136
PHS Buyer, Inc.	2,000	1,345	—	655
Pace Health Companies, LLC	1,399	—	118	1,281
Paladone Group Bidco Limited	1,412	—	—	1,412
Paladone Group Bidco Limited*	446	—	—	446
Patriot Foods Buyer, Inc.	750	30	—	720
Pave America Interco, LLC (f/k/a Pavement Partners Interco, LLC)	1,995	1,247	—	748
Precision Refrigeration & Air Conditioning LLC	1,705	1,023	—	682
Pro-Vigil Holding Company, LLC	4,660	—	—	4,660
Project Comfort Buyer, Inc.	1,731	231	—	1,500
Protein For Pets Opco, LLC	708	—	—	708
Purchasing Power Funding I, LLC	9,113	3,159	—	5,954
R.F. Fager Company, LLC	2,063	47	—	2,016
RHI Acquisition LLC	2,759	—	—	2,759
Rarebreed Veterinary Partners, Inc.	14,556	—	—	14,556
Regis Corporation	4,167	1,706	—	2,461
RoC Holdco LLC	2,195	—	—	2,195
Roscoe Medical, Inc	1,393	—	—	1,393
SEV Intermediate Holdco, LLC	1,667	—	—	1,667
SI Holdings, Inc.	3,413	427	—	2,986
Shelby 2021 Holdings Corp.	4,737	—	—	4,737
Sigma Buyer LLC	8,773	300	—	8,473
Simeio Group Holdings, Inc.	873	873	—	—
Sirsi Corporation	429	—	—	429
Smith Topco, Inc.	1,128	—	—	1,128
Surf Opco, LLC	20,000	13,969	333	5,698
TELA Bio, Inc.	3,333	—	—	3,333
THLP CO. LLC	4,494	2,720	215	1,559

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2024

(In thousands, except share data)

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit **	Undrawn Commitment
TS Investors, LLC	2,796	—	—	2,796
Tasty Chick'n LLC	8,163	—	—	8,163
Telesoft Holdings, LLC	2,273	417	—	1,856
TerSera Therapeutics LLC	1,395	—	—	1,395
Texada Software LLC	3,077	—	—	3,077
Thomas Scientific, LLC	2,963	1,259	296	1,408
Treace Medical Concepts, Inc.	23,417	400	—	23,017
Trench Plate Rental Co.	1,818	1,318	125	375
Turbo Buyer, Inc.	923	462	—	461
US Fertility Enterprises, LLC	63	15	—	48
US MetalCo Holdings LLC	1,320	—	—	1,320
USLS Acquisition, Inc.	1,608	1,286	62	260
Ultimate Baked Goods Midco LLC	3,243	608	645	1,990
Unchained Labs, LLC	726	—	—	726
Uplight, Inc.	11,000	—	—	11,000
Upstack Holdco Inc.	3,000	1,950	110	940
Village Pet Care, LLC	5,250	540	—	4,710
WelldyneRX, LLC	1,923	513	—	1,410
Wildcat BuyerCo, Inc.	2,851	—	30	2,821
Zephyr Buyer, L.P.	3,952	—	—	3,952
Total Commitments	$536,459	$147,462	$64,322	$324,675

* These investments are in a foreign currency and the total commitment has been converted to USD using the June 30, 2024 exchange rate.

** For all letters of credit issued and outstanding on June 30, 2024, $62,612 will expire in 2024 and $1,710 will expire in 2025.

(24)
Securities that are exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2024, the aggregate fair value of these securities is $162,741 or 16% of the Company's net assets. The acquisition dates of the restricted securities are as follows:

Issuer	Investment Type	Acquisition Date
1244311 B.C. Ltd.	Common Equity - Common Stock	9/30/2020
Alcresta Holdings, LP	Preferred Equity - Preferred Equity	3/12/2024
Alcresta Holdings, LP	Preferred Equity - Preferred Equity	3/12/2024
Ambrosia Buyer Corp.	Common Equity - Common Stock	2/1/2024
Bird Scooter Acquisition Corp.	Common Equity - Common Stock	3/22/2024
BSP-TS, LP	Preferred Equity - Preferred Equity	10/23/2023
Carbonfree Chemicals Holdings LLC	Common Equity - Common Equity / Interest	11/1/2019
ChyronHego Corporation	Preferred Equity - Preferred Equity	12/29/2020
FC2 LLC	Common Equity - Common Stock	10/14/2022
Genius Bidco LLC	Common Equity - Common Stock	5/1/2024
Litify Holdings Inc.	Common Equity - Common Stock	12/6/2023
Merx Aviation Finance, LLC	Common Equity - Membership Interests	9/1/2022
Nutpods Holdings, Inc.	Common Equity - Common Stock	12/26/2023
Pelican Energy, LLC	Common Equity - Membership Interests	3/28/2012
Renew Financial LLC (f/k/a Renewable Funding, LLC)	Common Equity - Common Stock	10/1/2023
SHD Oil & Gas, LLC	Common Equity - Series A Units	11/18/2016
SHD Oil & Gas, LLC	Common Equity - Series C Units	12/27/2012
Sorenson Holdings, LLC	Common Equity - Membership Interests	1/25/2024

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

June 30, 2024

(In thousands, except share data)

(27)
Treace Medical Concepts, Inc. is subject to an interest rate cap. The investment is capped at the lesser of stated interest rate and 3.00% plus the applicable margin.
(28)
The interest rate on these loans is subject to Prime, which as of June 30, 2024 was 8.50%.
(29)
The interest rate on these loans is subject to SONIA, which as of June 30, 2024 was 5.20%.
(30)
The interest rate on these loans is subject to 1 month SOFR, which as of June 30, 2024 was 5.34%.
(31)
The interest rate on these loans is subject to 3 months SOFR, which as of June 30, 2024 was 5.32%.
(32)
The interest rate on these loans is subject to 6 months SOFR, which as of June 30, 2024 was 5.25%.
(33)
The interest rate on these loans is subject to 12 months SOFR, which as of June 30, 2024 was 5.04%.
(34)
This security is included in the Cash and Cash Equivalents on the Consolidated Statements of Assets and Liabilities.

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2024

(In thousands, except share data)

(35)
The following shows the composition of the Company’s portfolio at cost by control designation, investment type and industry as of June 30, 2024:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Non-Controlled / Non-Affiliated Investments
Advertising, Printing & Publishing	$46,162	$—	$—	$—	$—	$433	$—	$46,595
Automotive	26,806	—	—	—	—	23,969	—	50,775
Aviation and Consumer Transport	28,988	—	—	—	—	—	—	28,988
Beverage, Food & Tobacco	132,592	—	—	—	448	1,534	—	134,574
Business Services	242,253	—	2,672	—	89	13,999	576	259,589
Construction & Building	42,931	—	—	—	—	451	—	43,382
Consumer Goods – Durable	41,261	—	—	—	—	215	—	41,476
Consumer Goods – Non-durable	122,904	—	—	—	492	2,235	—	125,631
Consumer Services	206,421	—	—	—	—	—	—	206,421
Diversified Investment Vehicles, Banking, Finance, Real Estate	35,908	—	—	—	—	100	—	36,008
Energy – Electricity	7,231	—	—	—	6,157	17,094	—	30,482
Healthcare & Pharmaceuticals	403,127	—	—	—	749	257	389	404,522
High Tech Industries	349,079	—	—	—	—	1,184	—	350,263
Hotel, Gaming, Leisure, Restaurants	35,013	—	—	—	—	—	—	35,013
Insurance	48,147	—	—	—	—	—	—	48,147
Manufacturing, Capital Equipment	60,580	7,983	—	—	11,850	250	—	80,663
Retail	30,959	—	—	—	—	—	—	30,959
Telecommunications	2,748	7,537	—	—	—	—	—	10,285
Transportation – Cargo, Distribution	80,874	—	—	—	—	—	—	80,874
Utilities – Electric	14,443	—	—	—	—	—	—	14,443
Wholesale	47,166	—	—	—	17	798	—	47,981
Total Non-Controlled / Non-Affiliated Investments	$2,005,593	$15,520	$2,672	$—	$19,802	$62,519	$965	$2,107,071
Non-Controlled / Affiliated Investments
Chemicals, Plastics & Rubber	$12,500	$—	$—	$—	$—	$56,505	$—	$69,005
Consumer Goods – Durable	3,900	—	—	—	—	1,000	—	4,900
Consumer Services	22,111	—	—	27,921	—	366	—	50,398
Diversified Investment Vehicles, Banking, Finance, Real Estate	—	—	—	16,517	—	—	—	16,517
Energy – Oil & Gas	—	—	—	—	—	11,802	—	11,802
Total Non-Controlled / Affiliated Investments	$38,511	$—	$—	$44,438	$—	$69,673	$—	$152,622
Controlled Investments
Aviation and Consumer Transport	$67,075	$—	$—	$—	$—	$146,500	$—	$213,575
Energy – Oil & Gas	—	—	—	—	—	44,866	—	44,866
High Tech Industries	111,196	—	—	—	6,000	—	—	117,196
Total Controlled Investments	$178,271	$—	$—	$—	$6,000	$191,366	$—	$375,637
Total	$2,222,375	$15,520	$2,672	$44,438	$25,802	$323,558	$965	$2,635,330

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2024

(In thousands, except share data)

(36)
The following shows the composition of the Company’s portfolio at fair value by control designation, investment type and industry as of June 30, 2024:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total	% of Net Assets
Non-Controlled / Non-Affiliated Investments
Advertising, Printing & Publishing	$44,953	$—	$—	$—	$—	$464	$—	$45,417	4.52%
Automotive	26,741	—	—	—	—	2,362	—	29,103	2.90%
Aviation and Consumer Transport	29,143	—	—	—	—	—	—	29,143	2.90%
Beverage, Food & Tobacco	132,537	—	—	—	247	3,159	—	135,943	13.54%
Business Services	239,135	—	325	—	79	4,520	22	244,081	24.33%
Construction & Building	43,027	—	—	—	—	10	—	43,037	4.29%
Consumer Goods – Durable	41,431	—	—	—	—	391	—	41,822	4.17%
Consumer Goods – Non-durable	122,815	—	—	—	207	465	—	123,487	12.31%
Consumer Services	203,439	—	—	—	—	—	—	203,439	20.27%
Diversified Investment Vehicles, Banking, Finance, Real Estate	35,921	—	—	—	—	72	—	35,993	3.59%
Energy – Electricity	2,069	—	—	—	241	504	—	2,814	0.28%
Healthcare & Pharmaceuticals	400,140	—	—	—	784	4,065	148	405,137	40.36%
High Tech Industries	345,837	—	—	—	—	2,283	—	348,120	34.68%
Hotel, Gaming, Leisure, Restaurants	35,043	—	—	—	—	—	—	35,043	3.49%
Insurance	47,922	—	—	—	—	—	—	47,922	4.77%
Manufacturing, Capital Equipment	60,454	7,955	—	—	11,454	183	—	80,046	7.97%
Retail	30,726	—	—	—	—	—	—	30,726	3.06%
Telecommunications	2,888	5,446	—	—	—	—	—	8,334	0.83%
Transportation – Cargo, Distribution	80,695	—	—	—	—	—	—	80,695	8.04%
Utilities – Electric	13,671	—	—	—	—	—	—	13,671	1.36%
Wholesale	47,020	—	—	—	19	557	—	47,596	4.74%
Total Non-Controlled / Non-Affiliated Investments	$1,985,607	$13,401	$325	$—	$13,031	$19,035	$170	$2,031,569	202.40%
% of Net Assets	197.81%	1.34%	0.03%	0.00%	1.30%	1.90%	0.02%	202.40%

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2024

(In thousands, except share data)

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total	% of Net Assets
Non-Controlled / Affiliated Investments
Chemicals, Plastics & Rubber	$12,451	$—	$—	$—	$—	$19,022	$—	$31,473	3.14%
Consumer Goods – Durable	3,832	—	—	—	—	1,506	—	5,338	0.53%
Consumer Services	22,440	—	—	24,007	—	373	—	46,820	4.66%
Diversified Investment Vehicles, Banking, Finance, Real Estate	—	—	—	10,698	—	—	—	10,698	1.07%
Energy – Oil & Gas	—	—	—	—	—	140	—	140	0.01%
Total Non-Controlled / Affiliated Investments	$38,723	$—	$—	$34,705	$—	$21,041	$—	$94,469	9.41%
% of Net Assets	3.85%	0.00%	0.00%	3.46%	0.00%	2.10%	0.00%	9.41%
Controlled Investments
Aviation and Consumer Transport	$67,075	$—	$—	$—	$—	$119,906	$—	$186,981	18.63%
Energy – Oil & Gas	—	—	—	—	—	346	—	346	0.03%
High Tech Industries	111,408	—	—	—	19,579	—	—	130,987	13.05%
Transportation – Cargo, Distribution	—	—	—	—	—	—	—	—	0.00%
Total Controlled Investments	$178,483	$—	$—	$—	$19,579	$120,252	$—	$318,314	31.71%
% of Net Assets	17.78%	0.00%	0.00%	0.00%	1.95%	11.98%	0.00%	31.71%
Total	$2,202,813	$13,401	$325	$34,705	$32,610	$160,328	$170	$2,444,352	243.52%
% of Net Assets	219.46%	1.34%	0.03%	3.46%	3.25%	15.97%	0.02%	243.52%

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2024

(In thousands, except share data)

Industry Classification	Percentage of Total Investments (at Fair Value) as of June 30, 2024
High Tech Industries	19.6%
Healthcare & Pharmaceuticals	16.5%
Consumer Services	10.2%
Business Services	10.0%
Aviation and Consumer Transport	8.8%
Beverage, Food & Tobacco	5.6%
Consumer Goods – Non-durable	5.1%
Transportation – Cargo, Distribution	3.3%
Manufacturing, Capital Equipment	3.3%
Insurance	2.0%
Wholesale	1.9%
Consumer Goods – Durable	1.9%
Diversified Investment Vehicles, Banking, Finance, Real Estate	1.9%
Advertising, Printing & Publishing	1.9%
Construction & Building	1.8%
Hotel, Gaming, Leisure, Restaurants	1.4%
Chemicals, Plastics & Rubber	1.3%
Retail	1.3%
Automotive	1.2%
Utilities – Electric	0.6%
Telecommunications	0.3%
Energy – Electricity	0.1%
Energy – Oil & Gas	0.0%
Total Investments	100.0%

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

Note 1. Organization

MidCap Financial Investment Corporation (the “Company,” “MFIC,” “we,” “us,” or “our”), a Maryland corporation incorporated on February 2, 2004, is a closed-end, externally managed, diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We commenced operations on April 8, 2004 receiving net proceeds of $870,000 from our initial public offering by selling 62 million shares of common stock at a price of $15.00 per share (20.7 million shares at a price of $45.00 per share adjusted for the one-for-three reverse stock split). Since then, and through June 30, 2024, we have raised approximately $2,240,067 in net proceeds from additional offerings of common stock and repurchased common stock for $248,107.

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

On November 7, 2023, the Company entered into (i) an Agreement and Plan of Merger (the “AFT Merger Agreement”) with Apollo Senior Floating Rate Fund Inc., a Maryland corporation (“AFT”), AFT Merger Sub, Inc., a Maryland corporation and a direct wholly-owned subsidiary of the Company (“AFT Merger Sub”), and, solely for the limited purposes set forth therein, the Investment Adviser, and (ii) an Agreement and Plan of Merger (the “AIF Merger Agreement” and, together with the AFT Merger Agreement, the “Merger Agreements”) with Apollo Tactical Income Fund Inc., a Maryland corporation (“AIF”), AIF Merger Sub, Inc., a Maryland corporation and a direct wholly-owned subsidiary of the Company (“AIF Merger Sub”), and, solely for the limited purposes set forth therein, the Investment Adviser. The Merger Agreements provide that, subject to the terms and conditions set forth in the applicable Merger Agreement, at the effective time of such merger, AFT and AIF will, through a two-step merger process, merge with and into the Company, with the Company continuing as the surviving company. Each of the Company’s Board, and AFT’s and AIF’s Board of Directors, including all of the respective independent directors, in each case, on the recommendation of special committees comprised solely of certain independent directors of the Company or AFT and AIF, as applicable, approved the applicable Merger Agreement and the transactions contemplated thereby. The Company's stockholders approved the necessary proposal related to the mergers of AFT and AIF with and into the Company at a special meeting of stockholders held on May 28, 2024. AFT and AIF received stockholder approval of the necessary proposals related to their previously announced mergers with and into the Company at the AFT and AIF special meetings of stockholders reconvened on June 21, 2024. On July 22, 2024, the Company completed its acquisition of AFT and AIF. For more information on the Mergers, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments.”

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

Our investment objective is to generate current income and, to a lesser extent, long-term capital appreciation. We primarily invest in directly originated and privately negotiated first lien senior secured loans to privately held U.S. middle-market companies, which the Company generally defines as companies with less than $75 million in EBITDA, as may be adjusted for market disruptions, mergers and acquisitions-related charges and synergies, and other items. To a lesser extent, we may invest in other types of securities including first lien unitranche, second lien senior secured, unsecured, subordinated, and mezzanine loans, and equities in both private and public middle market companies.

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

As of June 30, 2024 the Company's consolidated subsidiaries were MFIC Bethesda CLO 1 LLC, Bethesda CLO 1 Depositor LLC, MFIC Amplify SPV LLC, MFIC Omada SPV LLC, MFIC Ostrich SPV LLC and MFIC Transformer SPV LLC.

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

Cash and cash equivalents are carried at cost which approximates fair value. Cash and cash equivalents held as of June 30, 2024 was $66,169. Cash and cash equivalents held as of December 31, 2023 was $93,575.

Collateral on Option Contracts

Collateral on option contracts represents restricted cash held by our counterparty as collateral against our derivative instruments until such contracts mature or are settled upon per agreement of buyer and seller of the contract. In accordance with ASC 230, Statement of Cash Flows, the Statements of Cash Flows outline the changes in cash, including both restricted and unrestricted cash, cash equivalents and foreign currencies. As of and for the periods ended June 30, 2024 and December 31, 2023, the Company did not hold any derivative contracts.

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

Investments determined by these valuation procedures which have a fair value of less than $1 million during the prior fiscal quarter may be valued based on inputs identified by the Investment Adviser without the necessity of obtaining valuation from an independent valuation firm, if once annually an independent valuation firm using the procedures described herein provides an independent assessment of value. Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. During the three months ended June 30, 2024, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

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

As of and for the periods ended June 30, 2024 and December 31, 2023, the Company did not hold any derivative contracts.

Offsetting Assets and Liabilities

The Company has elected not to offset cash collateral against the fair value of derivative contracts. The fair values of these derivatives are presented on a gross basis, even when derivatives are subject to master netting agreements.

As of and for the periods ended June 30, 2024 and December 31, 2023, the Company did not hold any derivative contracts.

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

Federal and State Income Taxes

We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must (among other requirements) meet certain source-of-income and asset diversification requirements and timely distribute to its stockholders at least 90% of its investment company taxable income as defined by the Code, for each year. The Company (among other requirements) has made and intends to continue to make the requisite distributions to its stockholders, which will generally relieve the Company from corporate-level income taxes. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to stockholders through June 30, 2024 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ending December 31, 2024. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividend and distributions and other permanent book and tax difference are reclassified to paid-in capital.

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

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the consolidated financial statements. As of June 30, 2024, there were no uncertain tax positions and no amounts accrued for interest or penalties. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal.

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

For accounting purposes only, we are required under GAAP to accrue a theoretical capital gains incentive fee based upon net realized capital gains and unrealized capital gain and loss on investments held at the end of each period. The accrual of this theoretical capital gains incentive fee assumes all unrealized capital gain and loss is realized in order to reflect a theoretical capital gains incentive fee that would be payable to the Investment Adviser at each measurement date. There was no accrual for theoretical capital gains incentive fee for the three and six months ended June 30, 2024 and 2023. It should be noted that a fee so calculated and accrued would not be payable under the Investment Advisers Act of 1940 (the “Advisers Act”) or the investment advisory management agreement, and would not be paid based upon such computation of capital gains incentive fees in subsequent periods. Amounts actually paid to the Investment Adviser will be consistent with the Advisers Act and formula reflected in the investment advisory management agreement which specifically excludes consideration of unrealized capital gain.

For the three and six months ended June 30, 2024, the Company recognized $4,389 and $8,775, respectively, of management fees, and $5,572 and $11,610, respectively, of incentive fees before impact of waived fees. For the three and six months ended June 30, 2023, the Company recognized $4,334 and $8,598, respectively, of management fees, and $6,120 and $12,316, respectively, of incentive fees before impact of waived fees. For the three and six months ended June 30, 2024 and 2023, no management fees and no incentive fees were waived.

As of June 30, 2024 and December 31, 2023, management and performance-based incentive fees payable were $9,962 and $10,729, respectively.

In connection with the Mergers, the Company and the Investment Adviser agreed that, for purposes of incentive fee calculations under the Investment Advisory Agreement, any amortization or accretion of any purchase premium or purchase discount to interest income or any gains or losses resulting solely from accounting adjustments to the cost basis of the assets beneficially owned by AFT and AIF assets acquired in the Mergers as required under applicable accounting guidance under Accounting Standards Codification Topic 805-50, Business Combinations—Related Issues (“ASC 805-50”) will be excluded.

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

There was no management fee and performance based fee offset for the three and six months ended June 30, 2024, respectively. For the three and six months ended June 30, 2023, management fee and performance based fee offset was $0 and $274, respectively.

Administration Agreement with AIA

The Company has also entered into an administration agreement with the Administrator (the “Administration Agreement”) under which AIA provides administrative services for the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator and requested to be reimbursed by the Administrator in performing its obligations under the Administration Agreement. The expenses include rent and the Company’s allocable portion of compensation and other related expenses for its Chief Financial Officer, Chief Legal Officer and Chief Compliance Officer and their respective staffs. For the three and six months ended June 30, 2024, the Company recognized administrative services expense under the Administration Agreement of $826 and $2,049, respectively. For the three and six months ended June 30, 2023, the Company recognized administrative services expense under the Administration Agreement of $1,425 and $2,848, respectively. There was no amount payable to AIA and its affiliates for expenses paid on our behalf as of June 30, 2024 and December 31, 2023.

Administrative Service Expense Reimbursement

Merx Aviation Finance, LLC (“Merx”), a wholly-owned portfolio company of the Company, has entered into an administration agreement with the Administrator (the “Merx Administration Agreement”) under which AIA provides administrative services to Merx and several Merx managed entities. For the three and six months ended June 30, 2024, the Company recognized administrative service expense reimbursements of $75 and $149, respectively, under the Merx Administration Agreement. For the three and six months ended June 30, 2023, the Company recognized administrative service expense reimbursements of $75 and $149, respectively.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

Debt Expense Reimbursements

The Company has also entered into debt expense reimbursement agreements with Merx and several other portfolio companies, which will reimburse the Company for reasonable out-of-pocket expenses incurred, including any interest, fees or other amounts incurred by the Company in connection with letters of credit issued on their behalf. For the three and six months ended June 30, 2024, the Company recognized debt expense reimbursements of $192 and $285, respectively, under the debt expense reimbursement agreements. For the three and six months ended June 30, 2023, the Company recognized debt expense reimbursements of $276 and $537, respectively, under the debt expense reimbursement agreements.

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

As of June 30, 2024, the Company’s co-investment holdings were 80% of the portfolio or $1,948,804, measured at fair value. On a cost basis, 74% of the portfolio or $1,960,072 were co-investments. As of December 31, 2023, the Company’s co-investment holdings were 77% of the portfolio or $1,808,017, measured at fair value. On a cost basis, 72% of the portfolio or $1,817,084 were co-investments.

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

On September 1, 2022, $110,700 of the Merx first lien secured revolver held by the Company was converted into common equity. On September 30, 2023, Merx amended its credit agreement and the commitment of the Merx first lien secured revolver decreased to $100,000. The balance of the Merx revolver as of June 30, 2024 was $67,075 and as of December 31, 2023 was $74,075.

Sub-Servicing Agreement

On November 2, 2023, MFIC Bethesda CLO 1 LLC entered into a sub-servicing agreement with MidCap Financial Services, LLC (the “Sub-Servicing Agreement”), under which MidCap Financial Services, LLC provides management services to Bethesda CLO 1 Issuer in connection with the issuance of the Bethesda CLO 1 Notes. Under the Sub-Servicing Agreement, MFIC Bethesda CLO 1 LLC will pay MidCap Financial Services, LLC a fee in the amount of $100 on an annual basis. The Company paid none and $41 to Midcap Financial Services, LLC during the three and six months ended June 30, 2024, respectively.

Note 4. Earnings Per Share

The following table sets forth the computation of earnings (loss) per share (“EPS”), pursuant to ASC 260-10, for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic Earnings Per Share
Net increase (decrease) in net assets resulting from operations	$22,555	$25,405	$48,044	$55,536
Weighted average shares outstanding	65,253,275	65,366,516	65,253,275	65,408,703
Basic earnings (loss) per share	$0.35	$0.39	$0.74	$0.85

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

Note 5. Investments

Fair Value Measurement and Disclosures

The following table shows the composition of our investment portfolio as of June 30, 2024, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$2,222,375	$2,202,813	$—	$—	$2,202,813
Second Lien Secured Debt	15,520	13,401	—	7,955	5,446
Unsecured Debt	2,672	325	—	—	325
Structured Products and Other	44,438	34,705	—	—	34,705
Preferred Equity	25,802	32,610	—	—	32,610
Common Equity/Interests	323,558	160,328	1,745	—	158,583
Warrants	965	170	—	—	170
Total Investments	$2,635,330	$2,444,352	$1,745	$7,955	$2,434,652
Money Market Fund	$675	$675	$675	$—	$—
Total Cash Equivalents	$675	$675	$675	$—	$—
Total Investments after Cash Equivalents	$2,636,005	$2,445,027	$2,420	$7,955	$2,434,652

The following table shows the composition of our investment portfolio as of December 31, 2023, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$2,093,887	$2,075,031	$—	$—	$2,075,031
Second Lien Secured Debt	46,274	31,887	—	—	31,887
Unsecured Debt	—	—	—	—	—
Structured Products and Other	44,993	41,333	—	—	41,333
Preferred Equity	25,685	32,405	—	—	32,405
Common Equity/Interests	326,914	153,344	1,217	—	152,127
Warrants	389	199	—	—	199
Total Investments	$2,538,142	$2,334,199	$1,217	$—	$2,332,982
Money Market Fund	$252	$252	$252	$—	$—
Total Cash Equivalents	$252	$252	$252	$—	$—
Total Investments after Cash Equivalents	$2,538,394	$2,334,451	$1,469	$—	$2,332,982

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

The following table shows changes in the fair value of our Level 3 investments during the three months ended June 30, 2024:

	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Fair value as of March 31, 2024	$2,111,478	$5,559	$329	$35,639	$32,752	$157,406	$258	$2,343,421
Net realized gains (losses)	3,171	—	—	—	—	(15,700)	—	(12,529)
Net change in unrealized gains (losses)	(5,288)	(265)	(12)	(2,725)	(142)	16,949	(88)	8,429
Net amortization on investments	1,642	—	—	—	—	—	—	1,642
Purchases, including capitalized PIK (3)	245,797	152	8	2,533	—	77	—	248,567
Sales (3)	(153,987)	—	—	(742)	—	(149)	—	(154,878)
Transfers out of Level 3 (1)	—	—	—	—	—	—	—	—
Transfers into Level 3 (1)	—	—	—	—	—	—	—	—
Fair value as of June 30, 2024	$2,202,813	$5,446	$325	$34,705	$32,610	$158,583	$170	$2,434,652

Net change in unrealized gains (losses) on Level 3 investments still held as of June 30, 2024	$(6,256)	$(228)	$42	$(2,725)	$(142)	$1,208	$(87)	$(8,188)

The following table shows changes in the fair value of our Level 3 investments during the six months ended June 30, 2024:

	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Fair value as of December 31, 2023	$2,075,031	$31,887	$—	$41,333	$32,405	$152,127	$199	$2,332,982
Net realized gains (losses)	(2,787)	273	—	—	—	(15,341)	—	(17,855)
Net change in unrealized gains (losses)	(707)	12,031	(2,347)	(6,072)	89	9,811	(605)	12,200
Net amortization on investments	3,574	6	—	—	—	—	—	3,580
Purchases, including capitalized PIK (3)	468,019	299	8	2,533	116	78	—	471,053
Sales (3)	(340,317)	(31,340)	2,664	(3,089)	—	11,908	576	(359,598)
Transfers out of Level 3 (1)	—	(7,710)	—	—	—	—	—	(7,710)
Transfers into Level 3 (1)	—	—	—	—	—	—	—	—
Fair value as of June 30, 2024	$2,202,813	$5,446	$325	$34,705	$32,610	$158,583	$170	$2,434,652

Net change in unrealized gains (losses) on Level 3 investments still held as of June 30, 2024	$(9,558)	$(858)	$(2,347)	$(6,072)	$89	$7,058	$(605)	$(12,293)

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
(2)
Includes unfunded commitments measured at fair value of $(4,072).
(3)
Includes reorganizations and restructuring of investments

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of June 30, 2024 and December 31, 2023. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

The unobservable inputs used in the fair value measurement of our Level 3 investments as of June 30, 2024 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range		Weighted Average (1)
First Lien Secured Debt	$1,913,912	Yield Analysis	Discount Rate	6.8%	22.4%	12.1%
	132,181	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	124,227	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
	32,493	Market Comparable Technique	Comparable Multiple	3.3x	25.2x	13.7x
Second Lien Secured Debt	5,446	Market Comparable Technique	Comparable Multiple	5.8x	5.8x	5.8x
Unsecured Debt	325	Yield Analysis	Discount Rate	11.8%	11.8%	11.8%
Structured Products and Other	34,705	Yield Analysis	Discount Rate	11.3%	12.4%	11.6%
Preferred Equity	32,350	Market Comparable Technique	Comparable Multiple	0.5x	16.9x	11.7x
	241	Yield Analysis	Discount Rate	13.3%	13.3%	13.3%
	19	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	—	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
Common Equity/Interests	120,315	Yield Analysis	Discount Rate	10.5%	13.3%	10.5%
	21,034	Estimated Proceeds	Estimated Proceeds	N/A	N/A	N/A
	16,946	Market Comparable Technique	Comparable Multiple	2.8x	23.5x	11.4x
	211	Option Pricing Model	Expected Volatility	30.0%	105.0%	64.1%
	77	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	—	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
Warrants	148	Option Pricing Model	Expected Volatility	50.0%	50.0%	50.0%
	22	Market Comparable Technique	Comparable Multiple	6.5x	6.5x	6.5x
Total Level 3 Investments	$2,434,652

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

Investment Transactions

For the three and six months ended June 30, 2024, purchases of investments on a trade date basis were $245,362 and $398,153, respectively. For the three and six months ended June 30, 2023, purchases of investments on a trade date basis were $101,601 and $252,659, respectively.

For the three and six months ended June 30, 2024, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $154,878 and $291,746, respectively. For the three and six months ended June 30, 2023, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $79,235 and $250,764, respectively.

PIK Income

The Company holds loans and other investments, including certain preferred equity investments, that have contractual PIK income. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. During the three and six months ended June 30, 2024, PIK income earned was $2,473 and $4,502, respectively. During the three and six months ended June 30, 2023, PIK income earned was $812 and $1,597, respectively.

The following table shows the change in capitalized PIK balance for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
PIK balance at beginning of period	$26,834	$22,325	$24,485	$21,534
PIK income capitalized	2,075	811	4,424	1,602
Adjustments due to investments exited or written off	—	(19)	—	(19)
PIK income received in cash	—	—	—	—
PIK balance at end of period	$28,909	$23,117	$28,909	$23,117

Dividend Income on CLOs and Structured Finance Products

The Company holds structured finance products and other investments. The CLO equity investments and structured finance products are entitled to recurring distributions which are generally equal to the excess cash flow generated from the underlying investments after payment of the contractual payments to debt holders and fund expenses. The Company records as dividend income the accretable yield from its beneficial interests in structured products such as CLOs based upon a number of cash flow assumptions that are subject to uncertainties and contingencies. During the three and six months ended June 30, 2024, dividend income from structured products was $235 and $235, respectively. During the three and six months ended June 30, 2023, there was no dividend income from structured products.

Investments on Non-Accrual Status

As of June 30, 2024, 2.1% of total investments at amortized cost, or 1.5% of total investments at fair value, were on non-accrual status. As of December 31, 2023, 1.2% of total investments at amortized cost, or 0.2% of total investments at fair value, were on non-accrual status.

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

The Company’s outstanding debt obligations as of June 30, 2024 were as follows:

	Date Issued/ Amended	Total Aggregate Principal Amount Committed		Principal Amount Outstanding		Fair Value		Final Maturity Date
Senior Secured Facility	4/19/2023	$1,705,000	**	$731,176	*	$731,176	(1)	4/19/2028
MFIC Bethesda CLO I LLC Class A-1 Notes	11/2/2023	232,000		232,000		232,909	(2)	10/23/2035
2025 Notes	3/3/2015	350,000		350,000		346,555	(2)	3/3/2025
2026 Notes	7/16/2021	125,000		125,000		117,907	(2)	7/16/2026
2028 Notes	12/13/2023	80,000		80,000		80,512	(3)	12/15/2028
Total Debt Obligations		$2,492,000		$1,518,176		$1,509,059
Deferred Financing Costs and Debt Discount				(6,624)
Total Debt Obligations, net of Deferred Financing Cost and Debt Discount				$1,511,552

* Includes foreign currency debt obligations as outlined in Foreign Currency Transactions and Translations within this note to the consolidated financial statements.

** Prior to November 19, 2022, total lender commitments were $1,810,000. As of June 30, 2024, total lender commitments were $1,705,000. The total lender commitments will remain $1,705,000 until December 22, 2024 and will decrease to $1,550,000 thereafter.

(1)
The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of June 30, 2024. The valuation is based on a yield analysis and discount rate commensurate with the market yields for similar types of debt.
(2)
The fair value of these debt obligations would be categorized as Level 2 under ASC 820 as of June 30, 2024. The valuation is based on broker quoted prices.
(3)
The fair value of these debt obligations would be categorized as Level 1 under ASC 820 as of June 30, 2024. The valuation is arrived using the closing price on exchange as on the relevant date.

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

The Senior Secured Facility also provides for the issuance of letters of credit up to an aggregate amount of $150,000. As of June 30, 2024 and December 31, 2023, the Company had $15,982 and $17,291, respectively, in standby letters of credit issued through the Senior Secured Facility. The amount available for borrowing under the Senior Secured Facility is reduced by any standby letters of credit issued through the Senior Secured Facility. Under GAAP, these letters of credit are considered commitments because no funding has been made and as such are not considered a liability. These letters of credit are not senior securities because they are not in the form of a typical financial guarantee and the portfolio companies are obligated to refund any drawn amounts. The available remaining capacity under the Senior Secured Facility was $957,842 and $1,004,732 as of June 30, 2024 and December 31, 2023, respectively. Terms used in this disclosure have the meanings set forth in the Senior Secured Facility agreement.

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

		June 30, 2024
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

The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Average debt outstanding	$1,439,084	$1,466,636	$1,404,912	$1,459,102
Maximum amount of debt outstanding	1,511,548	1,482,511	1,511,548	1,484,362

Weighted average annualized interest cost (1)	7.05%	6.62%	7.05%	6.54%
Annualized amortized debt issuance cost	0.44%	0.41%	0.50%	0.40%
Total annualized interest cost	7.49%	7.04%	7.55%	6.94%

________________

(1)
Includes the stated interest expense and commitment fees on the unused portion of the Senior Secured Facility. Commitment fees for the three and six months ended June 30, 2024 were $958 and $1,997, respectively. Commitment fees for the three and six months ended June 30, 2023 were $625 and $1,295, respectively.

Foreign Currency Transactions and Translations

The Company had the following foreign-denominated debt outstanding on the Senior Secured Facility as of June 30, 2024:

	Original Principal Amount (Local)	Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
British Pound	£17,300	$21,560	$21,876	$(316)	7/31/2024
Total		$21,560	$21,876	$(316)

The Company had the following foreign-denominated debt outstanding on the Senior Secured Facility as of December 31, 2023:

	Original Principal Amount (Local)	Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
British Pound	£36,900	$45,909	$46,977	$(1,068)	1/31/2024
Total		$45,909	$46,977	$(1,068)

As of June 30, 2024 and December 31, 2023, the Company was in compliance with all debt covenants for all outstanding debt obligations.

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

The Company adopted the following plans, approved by the Board, for the purpose of repurchasing its common stock in accordance with applicable rules specified in the Securities Exchange Act of 1934 (the “1934 Act”) (the “Repurchase Plans”):

Date of Agreement/Amendment	Maximum Cost of Shares That May Be Repurchased	Cost of Shares Repurchased	Remaining Cost of Shares That May Be Repurchased
August 5, 2015	$50,000	$50,000	$—
December 14, 2015	50,000	50,000	—
September 14, 2016	50,000	50,000	—
October 30, 2018	50,000	50,000	—
February 6, 2019	50,000	48,107	1,893
February 3, 2022	25,000	—	25,000
Total as of June 30, 2024	$275,000	$248,107	$26,893

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

During the three and six months ended June 30, 2024, the Company did not repurchase any shares.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

During the three months ended June 30, 2023, the Company repurchased 198,084 shares at a weighted average price per share of $11.60, inclusive of commissions, for a total cost of $2,297. This represents a discount of approximately 23.63% of the average net asset value per share for the three months ended June 30, 2023.

During the six months ended June 30, 2023, the Company repurchased 198,084 shares at a weighted average price per share of $11.60, inclusive of commissions, for a total cost of $2,297. This represents a discount of approximately 23.48% of the average net asset value per share for the six months ended June 30, 2023.

Since the inception of the Repurchase Plans through June 30, 2024, the Company repurchased 15,593,120 shares at a weighted average price per share of $15.91, inclusive of commissions, for a total cost of $248,107. Including fractional shares, the Company has repurchased 15,593,150 shares at a weighted average price per share of $15.91, inclusive of commissions for a total cost of $248,107.

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

Note 8. Commitments and Contingencies

The Company has various commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of June 30, 2024, and December 31, 2023, the Company had the following unfunded commitments to its portfolio companies:

	June 30, 2024	December 31, 2023
Unfunded revolver obligations and bridge loan commitments (1)	$137,200	$139,979
Standby letters of credit issued and outstanding (2)	64,322	42,921
Unfunded delayed draw loan commitments (including commitments with performance thresholds not met) (3)	187,475	167,756
Total Unfunded Commitments (4)	$388,997	$350,656

____________________

(1)
The unfunded revolver obligations may or may not be funded to the borrowing party in the future. The amounts relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of June 30, 2024 and December 31, 2023, subject to the terms of each loan’s respective credit agreements which includes borrowing covenants that need to be met prior to funding. As of June 30, 2024 and December 31, 2023, the bridge loan commitments included in the balances were $0 and $0, respectively.
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
(4)
The Company also had an unfunded revolver commitment to its fully controlled affiliate Merx Aviation Finance, LLC of $32,925 and $25,925 as of June 30, 2024 and December 31, 2023, respectively. Given the Company’s controlling interest, the timing and the amount of the funding has not been determined.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

Note 9. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2024 and 2023.

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
	(Unaudited)	(Unaudited)
Per Share Data*
Net asset value at beginning of period	$15.41	$15.10
Net investment income (1)	0.89	0.89
Net realized and change in unrealized gains (losses) (1)	(0.15)	(0.04)
Net increase in net assets resulting from operations	0.74	0.85
Distribution of net investment income (2)	(0.76)	(0.76)
Distribution of return of capital (2)	—	—
Accretion due to share repurchases	—	0.01
Net asset value at end of period	$15.38	$15.20

Per share market value at end of period	$15.14	$12.56
Total return (3)	16.28%	17.31%
Shares outstanding at end of period	65,253,275	65,253,275
Weighted average shares outstanding	65,253,275	65,408,703

Ratio/Supplemental Data
Net assets at end of period (in millions)	$1,003.8	$991.7
Annualized ratio of operating expenses to average net assets (4)(5)	5.31%	5.66%
Annualized ratio of interest and other debt expenses to average net assets (5)	10.58%	10.22%
Annualized ratio of total expenses to average net assets (4)(5)	15.89%	15.88%
Annualized ratio of net investment income to average net assets (5)	11.62%	11.87%
Average debt outstanding (in millions)	$1,404.9	$1,459.1
Average debt per share	$21.53	$22.31
Annualized portfolio turnover rate (5)	24.68%	21.09%
Asset coverage per unit (6)	$1,661	$1,642

____________________

* Totals may not foot due to rounding.

(1)
Financial highlights are based on the weighted average number of shares outstanding for the period presented.
(2)
The tax character of distributions is determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. Although the tax character of distributions paid to stockholders through June 30, 2024 may include return of capital, the exact amount cannot be determined at this point. Per share amounts are based on actual rate per share.
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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

(4)
The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets are shown inclusive of all voluntary management and incentive fee waivers (See Note 3 to the consolidated financial statements). For the six months ended June 30, 2024, the annualized ratio of operating expenses to average net assets and the annualized ratio of total expenses to average net assets would be 5.34% and 15.97%, respectively, without the voluntary fee waivers. For the six months ended June 30, 2023, the annualized ratio of operating expenses to average net assets and the annualized ratio of total expenses to average net assets would be 5.75% and 16.08%, respectively, without the voluntary fee waivers.
(5)
Annualized for the six months ended June 30, 2024 and 2023.
(6)
The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the asset coverage per unit. As of June 30, 2024, the Company's asset coverage was 166%.

Note 10. Subsequent Events

Management has evaluated subsequent events through the date of issuance of these financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the consolidated financial statements other than those disclosed below.

AFT Mergers

On July 22, 2024, the Company completed its previously announced acquisition of AFT. Pursuant to the AFT Merger Agreement, AFT Merger Sub was first merged with and into AFT, with AFT continuing as the surviving company (the “AFT First Merger”), and, following the effectiveness of the AFT First Merger, AFT was then merged with and into the Company, with the Company continuing as the surviving company (together with the AFT First Merger, the “AFT Mergers”). In accordance with the terms of the AFT Merger Agreement, at the effective time of the AFT First Merger, each outstanding share of common stock, par value $0.001 per share, of AFT was converted into the right to receive 0.9547 shares of common stock, par value $0.001 per share, of the Company. As a result, the Company issued an aggregate of approximately 14,868,092 shares of its common stock to AFT’s former stockholders, excluding the impact for cash paid in lieu of fractional shares.

The AFT Mergers were considered asset acquisitions under generally accepted accounting principles with the Company being the accounting survivor. The AFT Mergers were accounted for under the asset acquisition method of accounting by the Company in accordance with ASC 805-50. Under asset acquisition accounting, acquiring assets in groups not only requires ascertaining the cost of the asset (or net assets), but also allocating that cost to the individual assets (or individual assets and liabilities) that make up the group. Per ASC 805-50-30-1, assets are recognized based on their cost to the acquiring entity, which generally includes transaction costs of the asset acquisition, and no gain or loss is recognized unless the fair value of noncash assets given as consideration differs from the assets’ carrying amounts on the acquiring entity’s records. ASC 805-50-30-2 provides that asset acquisitions in which the consideration given is cash are measured by the amount of cash paid. However, if the consideration given is not in the form of cash (that is, in the form of noncash assets, liabilities incurred, or equity interests issued), measurement is based on the cost to the acquiring entity or the fair value of the assets (or net assets) acquired, whichever is more clearly evident and, thus, more reliably measured.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

The Company determined the fair value of the shares of the Company's common stock that were issued to former AFT shareholders pursuant to the AFT Merger Agreement plus transaction costs to be the consideration paid in connection with the AFT Mergers under ASC 805. The consideration paid to AFT shareholders was less than the aggregate fair values of the AFT assets acquired and liabilities assumed, which resulted in a purchase discount (the “purchase discount”). The consideration paid was allocated to the individual AFT assets acquired and liabilities assumed based on the relative fair values of net identifiable assets acquired other than “non-qualifying” assets and liabilities (for example, cash) and did not give rise to goodwill. As a result, the purchase discount was allocated to the cost basis of the AFT investments acquired by the Company on a pro-rata basis based on their relative fair values as of the effective time of the AFT Mergers. Immediately following the AFT Mergers, the investments were marked to their respective fair values in accordance with ASC 820 which resulted in immediate recognition of net unrealized appreciation in the Consolidated Statement of Operations as a result of the AFT Mergers. The purchase discount allocated to the AFT debt investments acquired will amortize over the remaining life of each respective debt investment through interest income, with a corresponding adjustment recorded to unrealized appreciation or depreciation on such investment acquired through its ultimate disposition. The purchase discount allocated to AFT equity investments acquired will not amortize over the life of such investments through interest income and, assuming no subsequent change to the fair value of the equity investments acquired and disposition of such equity investments at fair value, the Company may recognize a realized gain or loss with a corresponding reversal of the unrealized appreciation on disposition of such equity investments acquired.

For additional information regarding AFT, please see the unaudited financial statements of AFT for the six-months ended June 30, 2024, which is included in Exhibit 99.1 to this report.

AIF Mergers

On July 22, 2024, the Company completed its previously announced acquisition of AIF. Pursuant to the AIF Merger Agreement, AIF Merger Sub was first merged with and into AIF, with AIF continuing as the surviving company (the “AIF First Merger”), and, following the effectiveness of the AIF First Merger, AIF was then merged with and into the Company, with the Company continuing as the surviving company (together with the AIF First Merger, the “AIF Mergers” and, together with the AFT Mergers, the “Mergers”). In accordance with the terms of the AIF Merger Agreement, at the effective time of the AIF First Merger, each outstanding share of common stock, par value $0.001 per share, of AIF was converted into the right to receive 0.9441 shares of common stock, par value $0.001 per share, of the Company. As a result, the Company issued an aggregate of approximately 13,658,992 shares of its common stock to AIF’s former stockholders, excluding the impact for cash paid in lieu of fractional shares.

The AIF Mergers were considered asset acquisitions under generally accepted accounting principles with the Company being the accounting survivor. The AIF Mergers were accounted for under the asset acquisition method of accounting by the Company in accordance with ASC 805-50. Under asset acquisition accounting, acquiring assets in groups not only requires ascertaining the cost of the asset (or net assets), but also allocating that cost to the individual assets (or individual assets and liabilities) that make up the group. Per ASC 805-50-30-1, assets are recognized based on their cost to the acquiring entity, which generally includes transaction costs of the asset acquisition, and no gain or loss is recognized unless the fair value of noncash assets given as consideration differs from the assets’ carrying amounts on the acquiring entity’s records. ASC 805-50-30-2 provides that asset acquisitions in which the consideration given is cash are measured by the amount of cash paid. However, if the consideration given is not in the form of cash (that is, in the form of noncash assets, liabilities incurred, or equity interests issued), measurement is based on the cost to the acquiring entity or the fair value of the assets (or net assets) acquired, whichever is more clearly evident and, thus, more reliably measured.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

The Company determined the fair value of the shares of the Company's common stock that were issued to former AIF shareholders pursuant to the AIF Merger Agreement plus transaction costs to be the consideration paid in connection with the AIF Mergers under ASC 805. The consideration paid to AIF shareholders was less than the aggregate fair values of the AIF assets acquired and liabilities assumed, which resulted in a purchase discount. The consideration paid was allocated to the individual AIF assets acquired and liabilities assumed based on the relative fair values of net identifiable assets acquired other than “non-qualifying” assets and liabilities (for example, cash) and did not give rise to goodwill. As a result, the purchase discount was allocated to the cost basis of the AIF investments acquired by the Company on a pro-rata basis based on their relative fair values as of the effective time of the AIF Mergers. Immediately following the AIF Mergers, the investments were marked to their respective fair values in accordance with ASC 820 which resulted in immediate recognition of net unrealized appreciation in the Consolidated Statement of Operations as a result of the AIF Mergers. The purchase discount allocated to the AIF debt investments acquired will amortize over the remaining life of each respective debt investment through interest income, with a corresponding adjustment recorded to unrealized appreciation or depreciation on such investment acquired through its ultimate disposition. The purchase discount allocated to AIF equity investments acquired will not amortize over the life of such investments through interest income and, assuming no subsequent change to the fair value of the equity investments acquired and disposition of such equity investments at fair value, the Company may recognize a realized gain or loss with a corresponding reversal of the unrealized appreciation on disposition of such equity investments acquired.

For additional information regarding AIF, please see the unaudited financial statements of AIF for the six-months ended June 30, 2024, which is included in Exhibit 99.2 to this report.

Distribution Declarations

In connection with the Mergers, on July 21, 2024, the Board declared a special distribution of $0.20 per share of common stock, which will be paid on August 15, 2024 to stockholders of record as of August 5, 2024.

On August 7, 2024, the Company’s Board declared a base distribution of $0.38 per share, payable on September 26, 2024 to stockholders of record as of September 10, 2024. There can be no assurances that the Board will continue to declare a base distribution of $0.38 per share.

Report of Independent Registered Public Accounting Firm

To the stockholders and Board of Directors of MidCap Financial Investment Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of MidCap Financial Investment Corporation (the “Company”) as of June 30, 2024, the related consolidated statements of operations and changes in net assets for the three-month and six-month periods ended June 30, 2024 and 2023, the consolidated statements of cash flows and the financial highlights for the six-month periods ended June 30, 2024 and 2023, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities, including the consolidated schedule of investments, of the Company as of December 31, 2023, the related consolidated statements of operations, changes in net assets, and cash flows for the year then ended (not presented herein), and the financial highlights for the year then ended (not presented herein); and in our report dated February 26, 2024, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, as of December 31, 2023, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities, including the consolidated schedule of investments, from which it has been derived.

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

August 7, 2024

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
•
the timing of cash flows, if any, from the operations of our portfolio companies;
•
the ability to realize the anticipated benefits of the Mergers (as defined below);
•
the effects of disruption on our business from the Mergers; and
•
the combined company’s plans, expectations, objectives and intentions as a result of the Mergers.

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

Overview

MidCap Financial Investment Corporation (the “Company,” “MFIC,” “we,” “us,” or “our”) was incorporated under the Maryland General Corporation Law in February 2004. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Pursuant to this election and assuming we qualify as a RIC, we generally do not have to pay corporate-level federal income taxes on any income we distribute to our stockholders. We commenced operations on April 8, 2004 upon completion of our initial public offering that raised $870 million in net proceeds from selling 62 million shares of common stock at a price of $15.00 per share (20.7 million shares at a price of $45.00 per share adjusted for the one-for-three reverse stock split). Since then, and through June 30, 2024, we have raised approximately $2.24 billion in net proceeds from additional offerings of common stock and we have repurchased common stock for $248.1 million.

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

Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment, the competitive environment for the types of investments we make. As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of June 30, 2024, non-qualifying assets represented approximately 5.2% of the total assets of the Company.

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

Portfolio and Investment Activity

Our portfolio and investment activity during the three and six months ended June 30, 2024 and 2023, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)*	2024	2023	2024	2023
Investments made in portfolio companies	$245.4	$101.6	$398.2	$252.7
Investments sold	—	—	—	—
Net activity before repaid investments	245.4	101.6	398.2	252.7
Investments repaid	(154.9)	(79.2)	(291.7)	(250.8)
Net investment activity	$90.5	$22.4	$106.4	$1.9

Portfolio companies, at beginning of period	154	141	152	135
Number of investments in new portfolio companies	18	12	25	20
Number of exited companies	(7)	(3)	(12)	(5)
Portfolio companies at end of period	165	150	165	150

Number of investments in existing portfolio companies	58	40	76	61

____________________

* Totals may not foot due to rounding.

Our portfolio composition and weighted average yields as of June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024	December 31, 2023
Portfolio composition, at fair value:
First lien secured debt	90%	89%
Second lien secured debt	1%	1%
Total secured debt	91%	90%
Unsecured debt	0%	—%
Structured products and other	1%	2%
Preferred equity	1%	1%
Common equity/interests and warrants	7%	7%
Weighted average yields, at amortized cost (1):
First lien secured debt (2)	11.9%	12.1%
Second lien secured debt (2)	14.1%	13.7%
Secured debt portfolio (2)	11.9%	12.1%
Unsecured debt portfolio (2)	—%	—%
Total debt portfolio (2)	11.9%	12.1%
Total portfolio (3)	9.9%	10.1%
Interest rate type, at fair value (4):
Fixed rate amount	$0.0 billion	$0.0 billion
Floating rate amount	$2.1 billion	$2.0 billion
Fixed rate, as percentage of total	0%	0%
Floating rate, as percentage of total	100%	100%
Interest rate type, at amortized cost (4):
Fixed rate amount	$0.0 billion	$0.0 billion
Floating rate amount	$2.1 billion	$2.0 billion
Fixed rate, as percentage of total	0%	0%
Floating rate, as percentage of total	100%	100%

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

Since the initial public offering of the Company in April 2004 and through June 30, 2024, invested capital totaled $24.3 billion in 652 portfolio companies. Over the same period, the Company completed transactions with more than 100 different financial sponsors.

Recent Developments

AFT Mergers

On July 22, 2024, we completed our previously announced acquisition of AFT. Pursuant to the AFT Merger Agreement, AFT Merger Sub was first merged with and into AFT, with AFT continuing as the surviving company, and, following the effectiveness of the AFT First Merger, AFT was then merged with and into us, with us continuing as the surviving company. In accordance with the terms of the AFT Merger Agreement, at the effective time of the AFT First Merger, each outstanding share of common stock, par value $0.001 per share, of AFT was converted into the right to receive 0.9547 shares of our common stock, par value $0.001 per share. As a result, we issued an aggregate of approximately 14,868,092 shares of its common stock to AFT’s former stockholders, excluding the impact for cash paid in lieu of fractional shares.

The AFT Mergers were considered asset acquisitions under generally accepted accounting principles with us being the accounting survivor. The AFT Mergers were accounted for under the asset acquisition method of accounting by us in accordance with ASC 805-50. Under asset acquisition accounting, acquiring assets in groups not only requires ascertaining the cost of the asset (or net assets), but also allocating that cost to the individual assets (or individual assets and liabilities) that make up the group. Per ASC 805-50-30-1, assets are recognized based on their cost to the acquiring entity, which generally includes transaction costs of the asset acquisition, and no gain or loss is recognized unless the fair value of noncash assets given as consideration differs from the assets’ carrying amounts on the acquiring entity’s records. ASC 805-50-30-2 provides that asset acquisitions in which the consideration given is cash are measured by the amount of cash paid. However, if the consideration given is not in the form of cash (that is, in the form of noncash assets, liabilities incurred, or equity interests issued), measurement is based on the cost to the acquiring entity or the fair value of the assets (or net assets) acquired, whichever is more clearly evident and, thus, more reliably measured.

The Company determined the fair value of the shares of the Company's common stock that were issued to former AFT shareholders pursuant to the AFT Merger Agreement plus transaction costs to be the consideration paid in connection with the AFT Mergers under ASC 805. The consideration paid to AFT shareholders was less than the aggregate fair values of the AFT assets acquired and liabilities assumed, which resulted in a purchase discount. The consideration paid was allocated to the individual AFT assets acquired and liabilities assumed based on the relative fair values of net identifiable assets acquired other than “non-qualifying” assets and liabilities (for example, cash) and did not give rise to goodwill. As a result, the purchase discount was allocated to the cost basis of the AFT investments acquired by the Company on a pro-rata basis based on their relative fair values as of the effective time of the AFT Mergers. Immediately following the AFT Mergers, the investments were marked to their respective fair values in accordance with ASC 820 which resulted in immediate recognition of net unrealized appreciation in the Consolidated Statement of Operations as a result of the AFT Mergers. The purchase discount allocated to the AFT debt investments acquired will amortize over the remaining life of each respective debt investment through interest income, with a corresponding adjustment recorded to unrealized appreciation or depreciation on such investment acquired through its ultimate disposition. The purchase discount allocated to AFT equity investments acquired will not amortize over the life of such investments through interest income and, assuming no subsequent change to the fair value of the equity investments acquired and disposition of such equity investments at fair value, the Company may recognize a realized gain or loss with a corresponding reversal of the unrealized appreciation on disposition of such equity investments acquired.

AIF Mergers

On July 22, 2024, we completed our previously announced acquisition of AIF. Pursuant to the AIF Merger Agreement, AIF Merger Sub was first merged with and into AIF, with AIF continuing as the surviving company, and, following the effectiveness of the AIF First Merger, AIF was then merged with and into us, with us continuing as the surviving company. In accordance with the terms of the AIF Merger Agreement, at the effective time of the AIF First Merger, each outstanding share of common stock, par value $0.001 per share, of AIF was converted into the right to receive 0.9441 shares of our common stock, par value $0.001 per share. As a result, we issued an aggregate of approximately 13,658,992 shares of its common stock to AIF’s former stockholders, excluding the impact for cash paid in lieu of fractional shares.

The AIF Mergers were considered asset acquisitions under generally accepted accounting principles with the Company being the accounting survivor. The AIF Mergers were accounted for under the asset acquisition method of accounting by the Company in accordance with ASC 805-50. Under asset acquisition accounting, acquiring assets in groups not only requires ascertaining the cost of the asset (or net assets), but also allocating that cost to the individual assets (or individual assets and liabilities) that make up the group. Per ASC 805-50-30-1, assets are recognized based on their cost to the acquiring entity, which generally includes transaction costs of the asset acquisition, and no gain or loss is recognized unless the fair value of noncash assets given as consideration differs from the assets’ carrying amounts on the acquiring entity’s records. ASC 805-50-30-2 provides that asset acquisitions in which the consideration given is cash are measured by the amount of cash paid. However, if the consideration given is not in the form of cash (that is, in the form of noncash assets, liabilities incurred, or equity interests issued), measurement is based on the cost to the acquiring entity or the fair value of the assets (or net assets) acquired, whichever is more clearly evident and, thus, more reliably measured.

The Company determined the fair value of the shares of the Company's common stock that were issued to former AIF shareholders pursuant to the AIF Merger Agreement plus transaction costs to be the consideration paid in connection with the AIF Mergers under ASC 805. The consideration paid to AIF shareholders was less than the aggregate fair values of the AIF assets acquired and liabilities assumed, which resulted in a purchase discount. The consideration paid was allocated to the individual AIF assets acquired and liabilities assumed based on the relative fair values of net identifiable assets acquired other than “non-qualifying” assets and liabilities (for example, cash) and did not give rise to goodwill. As a result, the purchase discount was allocated to the cost basis of the AIF investments acquired by the Company on a pro-rata basis based on their relative fair values as of the effective time of the AIF Mergers. Immediately following the AIF Mergers, the investments were marked to their respective fair values in accordance with ASC 820 which resulted in immediate recognition of net unrealized appreciation in the Consolidated Statement of Operations as a result of the AIF Mergers. The purchase discount allocated to the AIF debt investments acquired will amortize over the remaining life of each respective debt investment through interest income, with a corresponding adjustment recorded to unrealized appreciation or depreciation on such investment acquired through its ultimate disposition. The purchase discount allocated to AIF equity investments acquired will not amortize over the life of such investments through interest income and, assuming no subsequent change to the fair value of the equity investments acquired and disposition of such equity investments at fair value, the Company may recognize a realized gain or loss with a corresponding reversal of the unrealized appreciation on disposition of such equity investments acquired.

Distribution Declarations

In connection with the Mergers, on July 21, 2024, our Board declared a special distribution of $0.20 per share of common stock, which will be paid on August 15, 2024 to stockholders of record as of August 5, 2024.

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

As of June 30, 2024, $2.43 billion or 99.6% of the Company’s investments were classified as Level 3. The high proportion of Level 3 investments relative to our total investments is directly related to our investment philosophy and target portfolio, which consists primarily of long-term secured debt, as well as unsecured and mezzanine positions of private middle-market companies. A fundamental difference exists between our investments and those of comparable publicly traded fixed income investments, namely high-yield bonds, and this difference affects the valuation of our private investments relative to comparable publicly traded instruments.

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. During the six months ended June 30, 2024, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

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

Results of Operations

Operating results for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)*	2024	2023	2024	2023
Investment Income
Interest income	$65.5	$66.7	$130.1	$131.4
Dividend income	0.3	0.1	0.3	0.1
PIK interest income	2.5	0.8	4.5	1.6
Other income	0.9	1.0	2.6	3.2
Total investment income	$69.2	$68.6	$137.5	$136.4
Expenses
Management and performance-based incentive fees, net of amounts waived	$10.0	$10.5	$20.4	$20.6
Interest and other debt expenses, net of reimbursements	26.8	25.7	52.9	50.1
Administrative services expense, net of reimbursements	0.8	1.4	1.9	2.8
Other general and administrative expenses	2.1	2.2	4.2	4.5
Net Expenses	$39.6	$39.8	$79.4	$78.1
Net Investment Income	$29.5	$28.9	$58.1	$58.3
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses)	$(15.6)	$(0.2)	$(23.7)	$(1.0)
Net change in unrealized gains (losses)	8.7	(3.3)	13.7	(1.8)
Net Realized and Change in Unrealized Gains (Losses)	$(7.0)	$(3.4)	$(10.0)	$(2.8)
Net Increase in Net Assets Resulting from Operations	$22.6	$25.4	$48.0	$55.5

Net Investment Income on Per Average Share Basis (1)	$0.45	$0.44	$0.89	$0.89
Earnings per share — basic (1)	$0.35	$0.39	$0.74	$0.85

* Totals may not foot due to rounding.

(1) Based on the weighted average number of shares outstanding for the period presented.

Total Investment Income

For the three months ended June 30, 2024 as compared to the three months ended June 30, 2023

The increase in total investment income for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was primarily driven by increase in interest income (including PIK) of $0.5 million. The increase in total interest income was due to an increase in the average yield for the total debt portfolio, from 11.6% for the three months ended June 30, 2023 to 11.9% for the three months ended June 30, 2024. Prepayment fees and income recognized from the acceleration of discount, premium, or deferred fees on repaid investments increased from $0.6 million for the three months ended June 30, 2023 to $3.2 million for the three months ended June 30, 2024.

For the six months ended June 30, 2024 as compared to the six months ended June 30, 2023

The increase in total investment income for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily driven by increase in interest income (including PIK) of $1.5 million. The increase in total interest income was due to an increase in the average yield for the total debt portfolio, from 11.3% for the six months ended June 30, 2023 to 12.0% for the six months ended June 30, 2024. Prepayment fees and income recognized from the acceleration of discount, premium, or deferred fees on repaid investments increased from $3.3 million for the six months ended June 30, 2023 to $5.3 million for the six months ended June 30, 2024.

Net Expenses

For the three months ended June 30, 2024 as compared to the three months ended June 30, 2023

Net expenses decreased by $0.1 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The decrease in administrative services expense and decrease in management fee and performance-based incentive fee was partially offset by the increase in interest and other debt expenses of $1.1 million. The decrease of $0.5 million in management and performance-based incentive fees (net of amounts waived) was driven by lower incentive fee resulted from lower pre-incentive fee net investment income. Further, the increase in interest and other debt expenses was attributed to an increase in the total annualized cost of debt, from 7.04% for the three months ended June 30, 2023 to 7.49% for the three months ended June 30, 2024 which was partially offset by decrease in average debt outstanding from $1.47 billion as of June 30, 2023 to $1.44 billion as of June 30, 2024.

For the six months ended June 30, 2024 as compared to the six months ended June 30, 2023

The increase in net expenses for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily driven by the increase in interest and other debt expenses of $2.7 million which was partially offset by the decrease in administrative services expense. The increase in interest and other debt expenses was attributed to an increase in the total annualized cost of debt, from 6.94% for the six months ended June 30, 2023 to 7.55% for the six months ended June 30, 2024 which was partially offset by decrease in average debt outstanding from $1.46 billion as of June 30, 2023 to $1.40 billion as of June 30, 2024.

Net Realized Gains (Losses)

For the three months ended June 30, 2024 as compared to the three months ended June 30, 2023

During the three months ended June 30, 2024, we recognized gross realized gains of $0.1 million and gross realized losses of $15.7 million, resulting in net realized losses of $15.6 million. Net realized losses for the three months ended June 30, 2024 was primarily driven by the write off of the Company's investment in MSEA Tankers LLC. Significant realized gains (losses) for the three months ended June 30, 2024 are summarized below:

(in millions)	Net Realized Gain (Loss)
MSEA Tankers LLC	$(15.7)

During the three months ended June 30, 2023, we recognized gross realized gains of $0.0 million and gross realized losses of $0.2 million, resulting in net realized losses of $0.2 million. There were no significant realized gains (losses) for the three months ended June 30, 2023.

For the six months ended June 30, 2024 as compared to the six months ended June 30, 2023

During the six months ended June 30, 2024, we recognized gross realized gains of $0.6 million and gross realized losses of $24.3 million, resulting in net realized losses of $23.7 million. Net realized losses for the six months ended June 30, 2024 was primarily driven by the write off of the Company's investment in MSEA Tankers LLC and ViewRay. Significant realized gains (losses) for the six months ended June 30, 2024 are summarized below:

(in millions)	Net Realized Gain (Loss)
MSEA Tankers LLC	$(15.7)
ViewRay	(7.1)

During the six months ended June 30, 2023, we recognized gross realized gains of $0.1 million and gross realized losses of $1.1 million, resulting in net realized losses of $1.0 million. There were no significant realized gains (losses) for the six months ended June 30, 2023.

Net Change in Unrealized Gains (Losses)

For the three months ended June 30, 2024 as compared to the three months ended June 30, 2023

During the three months ended June 30, 2024, we recognized gross unrealized gains of $23.8 million and gross unrealized losses of $15.1 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized gains of $8.7 million. Net change in unrealized gains (losses) for the three months ended June 30, 2024 was primarily driven by the write off of MSEA Tankers LLC and the financial under-performance of US Auto, Renovo and PHS. Significant changes in unrealized gains (losses) for the three months ended June 30, 2024 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
MSEA Tankers LLC	$15.7
US Auto	(3.0)
Renovo	(2.8)
PHS	(2.6)
Naviga	(1.3)

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

For the six months ended June 30, 2024 as compared to the six months ended June 30, 2023

During the six months ended June 30, 2024, we recognized gross unrealized gains of $42.2 million and gross unrealized losses of $28.5 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized gains of $13.7 million. Net change in unrealized gains for the six months ended June 30, 2024 was primarily driven by write off of MSEA Tankers LLC and ViewRay, the increase in cashflows and new lease extensions from Merx Aviation Finance, partially offset by the underperformance of US Auto, International Cruise & Excursion Gallery and Naviga. Significant changes in unrealized gains (losses) for the six months ended June 30, 2024 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
MSEA Tankers LLC	$15.7
ViewRay	7.1
Merx Aviation Finance, LLC	2.9
US Auto	(6.7)
International Cruise & Excursion Gallery, Inc.	(3.1)
Naviga	(3.1)
Renovo	(3.0)
PHS	(2.8)
ChyronHego Corporation	(1.1)

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

Debt

See Note 6 to the consolidated financial statements for information on the Company’s debt.

The following table shows the contractual maturities of our debt obligations as of June 30, 2024:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Senior Secured Facility (1)	$731.2	$—	$—	$731.2	$—
2025 Notes	350.0	350.0	—	—	—
2026 Notes	125.0	—	125.0	—	—
2028 Notes	80.0	—	—	80.0	—
Bethesda CLO 1 Class A-1	232.0	—	—	—	232.0
Total Debt Obligations	$1,518.2	$350.0	$125.0	$811.2	$232.0

____________________

(1)
As of June 30, 2024, aggregate lender commitments under the Senior Secured Facility totaled $1.71 billion and $957.8 million of unused capacity. As of June 30, 2024, there were $16.0 million of letters of credit issued under the Senior Secured Facility as shown as part of total commitments in Note 8 to the consolidated financial statements.

Stockholders’ Equity

See Note 7 to the consolidated financial statements for information on the Company’s public offerings and share repurchase plans.

Distributions

Distributions paid to stockholders during the three and six months ended June 30, 2024 totaled $24.8 million ($0.38 per share) and $49.6 million ($0.76 per share), respectively. Distributions paid to stockholders during the three and six months ended June 30, 2023 totaled $24.8 million ($0.38 per share) and $49.7 million ($0.76 per share), respectively. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. Although the tax character of distributions paid to stockholders through June 30, 2024 may include return of capital, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ended December 31, 2024. Tax characteristics of all distributions will be reported to stockholders on Form 1099 after the end of the calendar year. Our quarterly distributions, if any, will be determined by our Board.

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

PIK Income

For the three and six months ended June 30, 2024, PIK income totaled $2.5 million and $4.5 million on total investment income of $69.2 million and $137.5 million, respectively. For the three and six months ended June 30, 2023, PIK income totaled $0.8 million and $1.6 million on total investment income of $68.6 million and $136.4 million, respectively. In order to maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders annually in the form of distributions, even though the Company has not yet collected the cash. See Note 5 to the consolidated financial statements for more information on the Company’s PIK income.

Related Party Transactions

See Note 3 to the consolidated financial statements for information on the Company’s related party transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio.

Investment valuation risk

Because there is not a readily available market value for most of the investments in our portfolio, we value all of our portfolio investments at fair value as determined in good faith by our Board based on, among other things, the input of our management and audit committee and independent valuation firms that have been engaged at the direction of our Board to assist in the valuation of each portfolio investment without a readily available market quotation (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” and “—Fair Value Measurements” as well as Notes 2 and 5 to our financial statements for the three and six months ended June 30, 2024 for more information relating to our investment valuation.

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

As of June 30, 2024, the majority of our debt portfolio investments bore interest at variable rates, which generally are SOFR-based (or based on an equivalent applicable currency rate) and typically have durations of one to six months after which they reset to current market interest rates, and many of which are subject to certain floors. Further, our Senior Secured Facility and Class A-1 Notes under the CLO bears interest at SOFR rates with no interest rate floors, while our 2025 Notes, 2026 Notes and 2028 Notes bears interest at a fixed rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of June 30, 2024, assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
Up 150 basis points	$14.5 million	$0.222
Up 100 basis points	9.6 million	0.148
Up 50 basis points	4.8 million	0.074
Down 50 basis points	(4.8) million	(0.074)
Down 100 basis points	(9.6) million	(0.148)
Down 150 basis points	(14.4) million	(0.221)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2024 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Control Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The Company adopted the following plans, approved by the Board, for the purpose of repurchasing its common stock in accordance with applicable rules specified in the 1934 Act (the “Repurchase Plans”):

Date of Agreement/Amendment	Maximum Cost of Shares That May Be Repurchased	Cost of Shares Repurchased	Remaining Cost of Shares That May Be Repurchased
August 5, 2015	$50.0 million	$50.0 million	$	— million
December 14, 2015	50.0 million	50.0 million		— million
September 14, 2016	50.0 million	50.0 million		— million
October 30, 2018	50.0 million	50.0 million		— million
February 6, 2019	50.0 million	48.1 million		1.9 million
February 3, 2022	25.0 million	— million		25.0 million
Total as of June 30, 2024	$275.0 million	$248.1 million		$26.9 million

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

The following table presents information with respect to the Company’s purchases of its common stock since adoption of the Repurchase Plans through June 30, 2024:

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended June 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

(a)
Exhibits

3.1(a)	Articles of Amendment and Restatement (1)
3.2	Sixth Amended and Restated Bylaws (2)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
99.1	Unaudited financial statements of Apollo Senior Floating Rate Fund Inc. for the six-months ended June 30, 2024 (3)
99.2	Unaudited financial statements of Apollo Tactical Income Fund Inc. for the six-months ended June 30, 2024 (4)
101.INS	Inline XBRL Instance Document*
101.SHC	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)*

_________________________

* Filed herewith.

(1)
Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on August 12, 2022.
(2)
Incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K, filed on August 12, 2022.
(3)
Incorporated by reference to the Semi-Annual Report of Apollo Senior Floating Rate Fund Inc., filed on August 7, 2024.
(4)
Incorporated by reference to the Semi-Annual Report of Apollo Tactical Income Fund Inc., filed on August 7, 2024.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 7, 2024.

MIDCAP FINANCIAL INVESTMENT CORPORATION

By:	/s/ TANNER POWELL
Tanner Powell
Chief Executive Officer

By:	/s/ GREGORY W. HUNT
Gregory W. Hunt
Chief Financial Officer and Treasurer