Form 10-Q
period 2024-09-30
MidCap Financial Investment Corp
filed 2024-11-07
CIK 1278752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 814-00646

MIDCAP FINANCIAL INVESTMENT CORPORATION

(Exact name of Registrant as specified in its charter)

Maryland	52-2439556
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9 West 57th Street New York, New York	10019
(Address of principal executive offices)	(Zip Code)

(212) 515-3450

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value 8.00% Notes due 2028	MFIC MFICL	NASDAQ Global Select Market NASDAQ Global Select Market

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of November 6, 2024 was 93,780,278.

MIDCAP FINANCIAL INVESTMENT CORPORATION

PART I. FINANCIAL INFORMATION

In this report, the terms the “Company,” “MFIC,” “we,” “us,” and “our” refer to MidCap Financial Investment Corporation unless the context specifically states otherwise.

Item 1. Consolidated Financial Statements

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(In thousands, except share and per share data)

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost — $2,709,673 and $2,012,273, respectively)	$2,623,053	$1,936,327
Non-controlled/affiliated investments (cost — $146,690 and $130,648, respectively)	85,581	77,528
Controlled investments (cost — $372,217 and $395,221, respectively)	318,460	320,344
Cash and cash equivalents	84,480	93,575
Foreign currencies (cost — $356 and $28,563, respectively)	326	28,553
Receivable for investments sold	54,721	2,796
Interest receivable	26,773	21,441
Dividends receivable	459	1,327
Deferred financing costs	16,080	19,435
Prepaid expenses and other assets	6,099	5
Total Assets	$3,216,032	$2,501,331

Liabilities
Debt	$1,772,834	$1,462,267
Payable for investments purchased	795	—
Management fees payable	4,428	4,397
Performance-based incentive fees payable	4,601	6,332
Interest payable	8,593	14,494
Accrued administrative services expense	1,854	1,657
Other liabilities and accrued expenses	6,704	6,874
Total Liabilities	$1,799,809	$1,496,021
Commitments and contingencies (Note 8)
Net Assets	$1,416,223	$1,005,310

Net Assets
Common stock, $0.001 par value (130,000,000 shares authorized; 93,780,278 and 65,253,275 shares issued and outstanding, respectively)	$94	$65
Capital in excess of par value	2,543,830	2,103,718
Accumulated under-distributed (over-distributed) earnings	(1,127,701)	(1,098,473)
Net Assets	$1,416,223	$1,005,310

Net Asset Value Per Share	$15.10	$15.41

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Investment Income
Non-controlled/non-affiliated investments:
Interest income (excluding Payment-in-kind (“PIK”) interest income)	$72,640	$61,939	$192,782	$183,718
Dividend income	447	104	500	242
PIK interest income	2,938	447	7,371	1,115
Other income	992	275	3,593	3,243
Non-controlled/affiliated investments:
Interest income (excluding PIK interest income)	697	284	2,098	843
Dividend income	241	636	476	704
PIK interest income	36	32	105	92
Other income	—	—	—	—
Controlled investments:
Interest income (excluding PIK interest income)	4,097	4,458	12,649	13,494
Dividend income	—	—	—	—
PIK interest income	—	—	—	869
Other income	50	—	50	250
Total Investment Income	$82,138	$68,175	$219,624	$204,570
Expenses
Management fees	$4,428	$4,374	$13,203	$12,972
Performance-based incentive fees	4,601	5,917	16,212	18,233
Interest and other debt expenses	31,854	26,275	85,024	77,043
Administrative services expense	1,036	1,621	3,084	4,469
Other general and administrative expenses	2,246	2,494	6,478	6,986
Total expenses	44,165	40,681	124,001	119,703
Management and performance-based incentive fees waived	—	—	—	—
Performance-based incentive fee offset	—	—	—	(274)
Expense reimbursements	(162)	(403)	(597)	(1,089)
Net Expenses	$44,003	$40,278	$123,404	$118,340
Net Investment Income	$38,135	$27,897	$96,220	$86,230
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses):
Non-controlled/non-affiliated investments	$527	$(212)	$(6,914)	$(1,250)
Non-controlled/affiliated investments	—	—	—	—
Controlled investments	—	—	(15,700)	—
Foreign currency transactions	(40)	12	(624)	50
Net realized gains (losses)	487	(200)	(23,238)	(1,200)
Net change in unrealized gains (losses):
Non-controlled/non-affiliated investments	(11,083)	(3,484)	(10,646)	(2,104)
Non-controlled/affiliated investments	(2,956)	1,169	(7,989)	1,447
Controlled investments	3,566	2,330	21,121	1,536
Foreign currency translations	(1,433)	2,251	(707)	(409)
Net change in unrealized gains (losses)	(11,906)	2,266	1,779	470
Net Realized and Change in Unrealized Gains (Losses)	$(11,419)	$2,066	$(21,459)	$(730)
Net Increase (Decrease) in Net Assets Resulting from Operations	$26,716	$29,963	$74,761	$85,500
Earnings (Loss) Per Share — Basic	$0.31	$0.46	1.03	1.31

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

(In thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operations
Net investment income	$38,135	$27,897	$96,220	$86,230
Net realized gains (losses)	487	(200)	(23,238)	(1,200)
Net change in unrealized gains (losses)	(11,906)	2,266	1,779	470
Net Increase (Decrease) in Net Assets Resulting from Operations	$26,716	$29,963	$74,761	$85,500

Distributions to Stockholders
Distribution of net investment income	$(54,392)	$(24,795)	$(103,988)	$(74,464)
Net Decrease in Net Assets Resulting from Distributions to Stockholders	$(54,392)	$(24,795)	$(103,988)	$(74,464)

Capital Share Transactions
Net proceeds from the issuance of common stock(1)	$440,140	$—	$440,140	$—
Repurchase of common stock	$—	$—	$—	$(2,297)
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	$440,140	$—	$440,140	$(2,297)

Net Assets
Net increase (decrease) in net assets during the period	$412,464	$5,168	$410,913	$8,739
Net assets at beginning of period	1,003,759	991,677	1,005,310	988,106
Net Assets at End of Period	$1,416,223	$996,845	$1,416,223	$996,845

Capital Share Activity
Shares issued during the period	28,527,003	—	28,527,003	—
Shares repurchased during the period	—	—	—	(198,084)
Shares issued and outstanding at beginning of period	65,253,275	65,253,275	65,253,275	65,451,359
Shares Issued and Outstanding at End of Period	93,780,278	65,253,275	93,780,278	65,253,275

(1) Refer to Note 10 for more information related to the Company's acquisitions of AFT and AIF.

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2024	2023
Operating Activities
Net increase (decrease) in net assets resulting from operations	$74,761	$85,500
Net realized (gains) losses	23,238	1,200
Net change in unrealized (gains) losses	(1,779)	(470)
Net amortization of premiums and accretion of discounts on investments	(6,126)	(6,161)
Accretion of discount on notes	1,339	453
Amortization of deferred financing costs	3,905	3,919
Increase in gains/(losses) from foreign currency transactions	(624)	49
PIK interest and dividends capitalized	(9,108)	(2,057)
Purchases of investments	(714,495)	(283,002)
Proceeds from sales and repayments of investments	561,462	322,699
Cash acquired in AFT and AIF Mergers	9,931	—
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable	(5,331)	(3,237)
Decrease (increase) in dividends receivable	868	3,508
Decrease (increase) in prepaid expenses and other assets	10,004	1,627
Increase (decrease) in management and performance-based incentive fees payable	(1,700)	1,231
Increase (decrease) in interest payable	(5,901)	(8,675)
Increase (decrease) in accrued administrative services expense	197	1,853
Increase (decrease) in other liabilities and accrued expenses	(4,946)	(479)
Net Cash Used in/Provided by Operating Activities	$(64,305)	$117,958
Financing Activities
Issuances of debt	$365,617	$142,194
Payments of debt	(234,371)	(192,244)
Financing costs paid and deferred	(255)	(10,867)
Repurchase of common stock	—	(2,297)
Distributions paid	(103,988)	(98,681)
Net Cash Used in/Provided by Financing Activities	$27,003	$(161,895)

Cash, Cash Equivalents and Foreign Currencies
Net increase (decrease) in cash, cash equivalents and foreign currencies during the period	$(37,302)	$(43,937)
Effect of foreign exchange rate changes on cash and cash equivalents	(20)	(4)
Cash, cash equivalents and foreign currencies at beginning of period	122,128	87,091
Cash, Cash Equivalents and Foreign Currencies at the End of Period	$84,806	$43,150

Supplemental Disclosure of Cash Flow Information
Cash interest paid	$85,736	$81,244

Supplemental Disclosure of Non-Cash Activity
PIK income	$7,476	$2,076
Purchases of investments(1)	595,887	—
Debt assumed(1)	(177,000)	—
Issuance of common stock(1)	440,140	—

(1) Refer to Note 10 for more information related to the Company's acquisitions of AFT and AIF.

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (38)	Maturity Date	Par/Shares (12)	Cost (39)	Fair Value (1)(40)
Advertising, Printing & Publishing
Accelerate360
Accelerate360 Holdings, LLC	First Lien Secured Debt - Term Loan	SOFR+600, 1.00% Floor	02/11/27	$3,475	$3,475	$3,457	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	02/11/27	1,382	1,382	1,374	(9)(21)(23)(31)
					4,857	4,831
Acosta
Acosta Holdings Corp.	Preferred Equity - Preferred Equity	N/A	N/A	9,522 Shares	473	491	(13)(24)
	Common Equity - Common Stock	N/A	N/A	6,266 Shares	77	80	(13)(24)
					550	571
FingerPaint Marketing
KL Charlie Acquisition Company	First Lien Secured Debt - Term Loan	SOFR+635, 1.00% Floor	12/30/26	17,999	17,843	17,729	(9)(30)
	First Lien Secured Debt - Term Loan	SOFR+685, 1.00% Floor	12/30/26	233	230	231	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+635, 1.00% Floor	12/30/26	5,102	5,061	5,025	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+685, 1.00% Floor	12/30/26	311	307	308	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+675, 1.00% Floor	12/30/26	—	(20)	(29)	(8)(9)(21)(23)
KL Charlie Co-Invest, L.P.	Common Equity - Common Stock	N/A	N/A	218,978 Shares	220	307	(9)(13)
					23,641	23,571
Hero Digital
HRO (Hero Digital) Holdings, LLC	First Lien Secured Debt - Term Loan	SOFR+610, 1.00% Floor	11/18/28	19,036	18,803	18,042	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+610 Cash plus 1.00% PIK, 1.00% Floor	11/18/28	1,939	1,900	1,540	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+610, 1.00% Floor	11/18/26	2,519	2,495	2,384	(9)(20)(21)(23) (31)
HRO Holdings I LP	Common Equity - Common Stock	N/A	N/A	213 Shares	213	130	(9)(13)
					23,411	22,096
Houghton Mifflin
Houghton Mifflin Harcourt Company	First Lien Secured Debt - Term Loan	SOFR+525, 0.50% Floor	04/09/29	7,804	7,422	7,611	(10)(30)
		Total Advertising, Printing & Publishing			$59,881	$58,680
Automotive
Clarience Technologies
Truck-Lite Co., LLC	First Lien Secured Debt - Term Loan	SOFR+575, 0.75% Floor	02/13/31	$2,454	$2,417	$2,416	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+575, 0.75% Floor	02/13/31	—	(4)	(4)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+575, 0.75% Floor	02/13/30	3	(1)	(1)	(8)(9)(20)(21) (23)(31)
					2,412	2,411

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (38)	Maturity Date	Par/Shares (12)	Cost (39)	Fair Value (1)(40)
Club Car Wash
Club Car Wash Operating, LLC	First Lien Secured Debt - Term Loan	SOFR+565, 1.00% Floor	06/16/27	12,463	12,352	12,343	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+565, 1.00% Floor	06/16/27	14,322	14,136	14,184	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+600, 1.00% Floor	06/16/27	1,750	1,656	1,654	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+615, 1.00% Floor	06/16/27	—	(16)	(16)	(8)(9)(21)(23)
					28,128	28,165
Crash Champions
Champions Financing Inc	First Lien Secured Debt - Term Loan	SOFR+475, 0.00% Floor	02/23/29	4,489	4,483	4,334	(10)(31)
K&N Parent, Inc.
K&N Holdco, LLC	Common Equity - Common Stock	N/A	N/A	125,967 Shares	23,718	252	(13)
Truck-Lite Co., LLC
TL Lighting Holdings, LLC	Common Equity - Equity	N/A	N/A	350 Shares	350	828	(9)(13)
Ultra Clean Newco
Ultra Clean Holdco LLC	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	06/28/30	2,494	2,452	2,450	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	07/01/30	2,214	2,102	2,117	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	07/01/30	—	(24)	(25)	(8)(9)(21)(23)
					4,530	4,542
		Total Automotive			$63,621	$40,532
Aviation and Consumer Transport
GAT-Airline Ground Support Inc
GAT-Airline Ground Support Inc	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	05/09/29	$15,200	$14,984	$15,048	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+550, 1.00% Floor	05/09/29	635	615	611	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+550, 1.00% Floor	05/09/29	—	(33)	(24)	(8)(9)(21)(23)
					15,566	15,635
Merx Aviation Finance, LLC
Merx Aviation Finance, LLC (5)	First Lien Secured Debt - Revolver	10.00%	10/31/25	59,575	59,575	59,575	(20)(23)
	Common Equity - Membership Interests	N/A	N/A	—	146,500	123,273	(24)
					206,075	182,848
Primeflight
PrimeFlight Acquisition, LLC	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	05/01/29	10,384	10,157	10,306	(9)(31)(32)
	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	05/01/29	3,259	3,212	3,210	(9)(31)
					13,369	13,516
		Total Aviation and Consumer Transport			$235,010	$211,999

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (38)	Maturity Date	Par/Shares (12)	Cost (39)	Fair Value (1)(40)
Beverage, Food & Tobacco
Berner Foods
Berner Food & Beverage, LLC	First Lien Secured Debt - Term Loan	SOFR+565, 1.00% Floor	07/30/27	$30,185	$29,818	$29,581	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+565, 1.00% Floor	07/30/26	2,126	2,101	2,076	(9)(21)(23)(30) (31)
					31,919	31,657
Bolthouse Farms
Wm. Bolthouse Farms, Inc.	Common Equity - Equity Interests	N/A	N/A	1,086,122 Shares	1,147	1,423	(13)
Hive
FCP-Hive Holdings, LLC	Preferred Equity - Preferred Equity	N/A	N/A	589 Shares	448	261	(9)(13)
	Common Equity - Common Stock	N/A	N/A	589 Shares	3	—	(9)(13)
Hive Intermediate, LLC	First Lien Secured Debt - Term Loan	SOFR+610, 1.00% Floor	09/22/27	14,126	13,977	13,914	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+610, 1.00% Floor	09/22/27	843	820	809	(9)(21)(23)(30)
					15,248	14,984
Nutpods
Green Grass Foods, Inc.	First Lien Secured Debt - Term Loan	SOFR+625, 1.00% Floor	12/26/29	3,722	3,654	3,713	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+650, 1.00% Floor	12/26/29		(22)	(3)	(8)(9)(21)(23)
Nutpods Holdings, Inc.	Common Equity - Common Stock	N/A	N/A	125 Shares	125	149	(9)(13)(24)
					3,757	3,859
Orgain, Inc.
Butterfly Fighter Co-Invest, L.P.	Common Equity - Membership Interests	N/A	N/A	490,000 Shares	90	1,945	(13)
Patriot Pickle
Patriot Foods Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+600, 1.00% Floor	12/24/29	248	243	246	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+600, 1.00% Floor	12/22/29	—	(4)	(5)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	12/22/29	—	(4)	(2)	(8)(9)(21)(23)
					235	239
Rise Baking
Ultimate Baked Goods Midco LLC	First Lien Secured Debt - Term Loan	SOFR+635, 1.00% Floor	08/13/27	28,016	27,694	28,016	(9)(31)
	First Lien Secured Debt - Term Loan	SOFR+560, 1.00% Floor	08/13/27	8,816	8,776	8,653	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+560, 1.00% Floor	08/13/27	5,619	5,561	5,515	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+635, 1.00% Floor	08/13/27	1,222	1,182	1,221	(9)(20)(21)(23) (31)
					43,213	43,405
Tasty Chick'n
Tasty Chick'n LLC	First Lien Secured Debt - Term Loan	SOFR+600, 1.00% Floor	05/16/29	11,797	11,629	11,679	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+600, 1.00% Floor	05/16/29	549	540	488	(9)(23)(30)
	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	05/16/29	—	(28)	(20)	(8)(9)(23)
					12,141	12,147

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (38)	Maturity Date	Par/Shares (12)	Cost (39)	Fair Value (1)(40)
Turkey Hill
IC Holdings LLC	Common Equity - Series A Units	N/A	N/A	169 Shares	169	—	(9)(13)
THLP CO. LLC	First Lien Secured Debt - Term Loan	SOFR+600 Cash plus 2.00% PIK, 1.00% Floor	05/31/25	26,186	26,112	25,925	(9)(31)
	First Lien Secured Debt - Term Loan	SOFR+600 Cash plus 6.00% PIK, 1.00% Floor	05/31/25	1,436	1,431	1,436	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+600 Cash plus 2.00% PIK, 1.00% Floor	05/31/25	1,921	1,912	1,876	(9)(20)(21)(23) (31)
					29,624	29,237
		Total Beverage, Food & Tobacco			$137,374	$138,896
Business Services
Accelerate Learning
Eagle Purchaser, Inc.	First Lien Secured Debt - Term Loan	SOFR+675, 1.00% Floor	03/22/30	$3,370	$3,287	$3,353	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+675, 1.00% Floor	03/22/30	470	455	465	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+675, 1.00% Floor	03/22/29	658	642	648	(9)(23)(31)
					4,384	4,466
Advantage Sales
Advantage Sales & Marketing Inc. (ASM)	First Lien Secured Debt - Term Loan	SOFR+425, 0.75% Floor	10/28/27	1,769	1,719	1,722	(10)(17)(31)
AlpineX
Alpinex Opco, LLC	First Lien Secured Debt - Term Loan	SOFR+652, 1.00% Floor	12/27/27	11,617	11,470	11,617	(9)(31)
	First Lien Secured Debt - Term Loan	SOFR+626, 1.00% Floor	12/27/27	5,109	5,013	5,057	(9)(31)
	First Lien Secured Debt - Term Loan	SOFR+627, 1.00% Floor	12/27/27	627	613	616	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+601, 1.00% Floor	12/27/27	4,386	4,331	4,386	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+652, 1.00% Floor	12/27/27	827	811	827	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+626, 1.00% Floor	12/27/27	276	268	276	(9)(21)(23)(31)
					22,506	22,779
Ambrosia Buyer Corp.
Ambrosia Buyer Corp.	Common Equity - Common Stock	N/A	N/A	152,029 Shares	11,961	—	(13)(24)
	Unsecured Debt - Term Loan	11% PIK	12/15/31	353	2,672	106	(14)(31)
	Warrants - Warrants	N/A	N/A	58,773 Shares	576	—
					15,209	106
AML Rightsource
Gabriel Partners, LLC	First Lien Secured Debt - Term Loan	SOFR+640, 1.00% Floor	09/21/26	29,217	28,985	28,779	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+640, 1.00% Floor	09/21/26	1,273	1,262	1,254	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+640, 1.00% Floor	09/21/26	665	659	655	(9)(23)(31)
					30,906	30,688

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (38)	Maturity Date	Par/Shares (12)	Cost (39)	Fair Value (1)(40)
Avenu
ACP Avenu Buyer, LLC	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	10/02/29	1,241	1,211	1,222	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	10/02/29	2,246	2,160	2,163	(9)(21)(23)(30) (31)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	10/02/29	167	150	156	(9)(21)(23)(30) (31)
					3,521	3,541
BDO USA
BDO USA, P.A.	First Lien Secured Debt - Term Loan	SOFR+500, 2.00% Floor	08/31/28	11,880	11,880	11,880	(9)(30)
Best Trash
Bingo Group Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	07/10/31	7,027	6,941	6,939	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	07/10/31	—	(13)	(13)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	07/10/31	25	15	15	(9)(21)(23)(31)
					6,943	6,941
Carestream Health
Carestream Health Holdings, Inc.	Common Equity - Common Stock	N/A	N/A	173,887 Shares	1,426	1,490	(13)(17)(24)
Carestream Health, Inc.	First Lien Secured Debt - Term Loan	SOFR+750, 1.00% Floor	09/30/27	168	151	154	(10)(17)(30)
					1,577	1,644
Continuum
Continuum Global Solutions, LLC	Preferred Equity - Preferred Equity	N/A	N/A	775 Shares	78	78	(9)(13)
Core Roofing
CRS Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	06/06/30	1,957	1,919	1,922	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	06/06/30	—	(68)	(123)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	06/06/30	—	(18)	(17)	(8)(9)(20)(21) (23)
					1,833	1,782
CoreTrust
Coretrust Purchasing Group LLC (HPG Enterprises LLC)	First Lien Secured Debt - Term Loan	SOFR+525, 0.75% Floor	10/01/29	5,386	5,334	5,333	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 0.75% Floor	10/01/29	—	(11)	(12)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 0.75% Floor	10/01/29	—	(7)	(7)	(8)(9)(21)(23)
					5,316	5,314
Distinct
Distinct Holdings Inc	First Lien Secured Debt - Term Loan	SOFR+575, 1.00% Floor	07/18/29	13,242	13,018	13,010	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+575, 1.00% Floor	07/18/29	—	(30)	(31)	(8)(9)(21)(23)
					12,988	12,979
Escalent
M&M OPCO, LLC	First Lien Secured Debt - Term Loan	SOFR+810, 1.00% Floor	04/07/29	9,381	9,152	9,381	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+810, 1.00% Floor	04/07/29	—	(11)	—	(9)(21)(23)
					9,141	9,381

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (38)	Maturity Date	Par/Shares (12)	Cost (39)	Fair Value (1)(40)
G&A
G&A Partners Holding Company II, LLC	First Lien Secured Debt - Term Loan	SOFR+550, 0.75% Floor	03/01/31	3,231	3,171	3,175	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+550, 0.75% Floor	03/01/31	575	513	463	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+550, 0.75% Floor	03/01/30	—	(6)	(6)	(8)(9)(21)(23)
					3,678	3,632
GardaWorld
Garda World Security Corporation	First Lien Secured Debt - Term Loan	SOFR+350, 0.00% Floor	02/01/29	8,206	8,248	8,216	(10)(17)(30)
Go1
Apiom, Inc.	First Lien Secured Debt - Term Loan	SOFR+745, 2.00% Floor	05/02/28	2,500	2,484	2,500	(9)(17)(30)
HMA
Health Management Associates Superholdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+635, 1.00% Floor	03/30/29	3,897	3,806	3,838	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+635, 1.00% Floor	03/30/29	350	334	339	(9)(21)(23)(30) (31)
	First Lien Secured Debt - Revolver	SOFR+635, 1.00% Floor	03/30/29	43	36	38	(9)(20)(21)(23) (28)
					4,176	4,215
Ingenovis Health
Ingenovis Health, Inc. (CCRR Parent Inc)	First Lien Secured Debt - Term Loan	SOFR+425, 0.75% Floor	03/06/28	2,888	2,599	2,426	(10)(30)
	First Lien Secured Debt - Term Loan	SOFR+425, 0.50% Floor	03/06/28	983	884	820	(10)(30)
					3,483	3,246
IRP
Precision Refrigeration & Air Conditioning LLC	First Lien Secured Debt - Term Loan	SOFR+690, 1.00% Floor	03/08/28	10,979	10,816	10,705	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+690, 1.00% Floor	03/08/28	4,963	4,888	4,838	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+690, 1.00% Floor	03/08/28	1,477	1,456	1,435	(9)(21)(23)(31)
SMC IR Holdings, LLC	Common Equity - Common Stock	N/A	N/A	148 Shares	170	283	(9)
					17,330	17,261
Jacent
Jacent Strategic Merchandising	First Lien Secured Debt - Term Loan	SOFR+585 Cash plus 0.75% PIK, 1.00% Floor	10/23/25	22,207	22,191	21,916	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+660, 1.00% Floor	10/23/25	1,564	1,558	1,525	(9)(21)(23)(30)
	Common Equity - Common Stock	N/A	N/A	5,000 Shares	500	83	(9)(13)
JSM Equity Investors, L.P.	Preferred Equity - Class P Partnership Units	N/A	N/A	11 Shares	11	1	(9)(13)
					24,260	23,525
Jones & Frank
JF Acquisition, LLC	First Lien Secured Debt - Term Loan	SOFR+560, 1.00% Floor	07/31/26	7,751	7,721	7,707	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+560, 1.00% Floor	07/31/26	5,114	5,093	5,085	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+560, 1.00% Floor	07/31/26	879	871	870	(9)(23)(31)
					13,685	13,662

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (38)	Maturity Date	Par/Shares (12)	Cost (39)	Fair Value (1)(40)
Kroll
Deerfield Dakota Holding, LLC	First Lien Secured Debt - Term Loan	SOFR+375, 1.00% Floor	04/09/27	6,158	6,169	6,041	(10)(30)
Naviga
Colonnade Parent Inc (fka Naviga Inc.)	First Lien Secured Debt - Term Loan	7.10%	04/27/24	11,200	11,175	8,735	(9)(14)(18)
	First Lien Secured Debt - Delayed Draw	7.10%	04/27/24	1,926	1,911	1,503	(9)(14)(18)
	First Lien Secured Debt - Revolver	7.10%	04/27/24	500	500	390	(9)(14)(18)(23)
					13,586	10,628
PSE
Graffiti Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+560, 1.00% Floor	08/10/27	10,886	10,749	10,778	(9)(30)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+560, 1.00% Floor	08/10/27	3,673	3,625	3,599	(9)(21)(23)(30) (31)
	First Lien Secured Debt - Revolver	SOFR+460, 1.00% Floor	08/10/27	653	640	640	(9)(21)(23)(31)
Graffiti Parent, LP	Common Equity - Common Stock	N/A	N/A	2,439 Shares	244	367	(9)(13)
					15,258	15,384
PSI Services, LLC
Lifelong Learner Holdings, LLC	First Lien Secured Debt - Term Loan	SOFR+690, 1.00% Floor	10/20/25	4,365	4,312	4,365	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+690, 1.00% Floor	10/20/25	929	914	930	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+690, 1.00% Floor	10/20/25	448	446	448	(9)(21)(23)(31)
					5,672	5,743
SafetyCo
HEF Safety Ultimate Holdings, LLC	First Lien Secured Debt - Term Loan	SOFR+575, 1.00% Floor	11/19/29	7,444	7,277	7,326	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+575, 1.00% Floor	11/19/29	—	(58)	(95)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+575, 1.00% Floor	11/17/29	400	368	376	(9)(21)(23)(31)
					7,587	7,607
SEER
GS SEER Group Borrower LLC	First Lien Secured Debt - Term Loan	SOFR+675, 1.00% Floor	04/29/30	3,216	3,133	3,168	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+675, 1.00% Floor	04/29/30	596	562	575	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+675, 1.00% Floor	04/30/29	—	(8)	(6)	(8)(9)(21)(23)
GS SEER Group Holdings, LLC	Common Equity - Common Stock	N/A	N/A	42 Shares	42	43	(9)(13)
					3,729	3,780
Smith System
Smith Topco, Inc.	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	11/06/29	8,806	8,631	8,806	(9)(32)
	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	11/06/29	—	(22)	—	(9)(21)(23)
					8,609	8,806
Solera
Polaris Newco, LLC	First Lien Secured Debt - Term Loan	SOFR+400, 0.50% Floor	06/02/28	6,734	6,751	6,630	(10)(31)
Solera, LLC	Second Lien Secured Debt - Term Loan	SOFR+900, 1.00% Floor	06/04/29	5,686	5,634	5,598	(10)(31)
					12,385	12,228

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (38)	Maturity Date	Par/Shares (12)	Cost (39)	Fair Value (1)(40)
Trench Plate
Trench Plate Rental Co.	First Lien Secured Debt - Term Loan	SOFR+560, 1.00% Floor	12/03/26	17,773	17,609	17,462	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+560, 1.00% Floor	12/03/26	1,500	1,486	1,468	(9)(20)(21)(23) (31)(32)
Trench Safety Solutions Holdings, LLC	Common Equity - Common Stock	N/A	N/A	331 Shares	50	31	(9)(13)
					19,145	18,961
US Legal Support
US Legal Support Investment Holdings, LLC	Common Equity - Series A-1 Units	N/A	N/A	631,972 Shares	632	897	(9)(13)
USLS Acquisition, Inc.	First Lien Secured Debt - Term Loan	SOFR+590, 1.00% Floor	06/01/26	18,944	18,871	18,858	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+590, 1.00% Floor	06/01/26	4,439	4,421	4,419	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+490, 1.00% Floor	12/01/27	1,447	1,438	1,440	(9)(20)(21)(23) (28)(30)
					25,362	25,614
Vixxo
Vixxo Corporation	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	08/01/30	3,750	3,695	3,694	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	08/01/30	—	(9)	(9)	(8)(9)(21)(23)
					3,686	3,685
Wilson Language Training
Owl Acquisition, LLC	First Lien Secured Debt - Term Loan	SOFR+535, 1.00% Floor	02/04/28	9,635	9,507	9,538	(9)(30)
Owl Parent Holdings, LLC	Common Equity - Common Stock	N/A	N/A	100 Shares	100	133	(9)(13)
					9,607	9,671
		Total Business Services			$336,140	$317,706
Chemicals, Plastics & Rubber
AOC
LSF11 A5 HoldCo LLC	First Lien Secured Debt - Term Loan	SOFR+350, 0.50% Floor	10/15/28	$6,307	$6,323	$6,303	(10)(30)
Aspen Aerogels, Inc.
Aspen Aerogels, Inc.	First Lien Secured Debt - Term Loan	SOFR+450, 4.50% Floor	08/19/29	24,900	24,411	24,402	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+460, 2.50% Floor	08/19/29	43	43	43	(9)(21)(23)(30)
					24,454	24,445
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I LLC)
Carbonfree Chemicals Holdings LLC (4)	Common Equity - Common Equity / Interest	N/A	N/A	1,246 Shares	56,505	19,011	(13)(16)(24)
FC2 LLC (4)	Common Equity - Common Stock	N/A	N/A	5 Shares	—	—	(13)(24)
	Secured Debt - Promissory Note	6.50%	10/14/27	12,500	12,500	12,456
					69,005	31,467
Heubach
Heubach Holdings USA LLC	First Lien Secured Debt - Term Loan	10.00%	04/30/24	1,631	383	383	(14)(17)(18)
SK Neptune Husky Group Sarl (Luxembourg Investment Company 428 S.a r.l.)	First Lien Secured Debt - Term Loan	7.00%	01/03/29	9,438	—	—	(14)(17)
					383	383

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (38)	Maturity Date	Par/Shares (12)	Cost (39)	Fair Value (1)(40)
W.R. Grace
W.R. Grace Holdings LLC	First Lien Secured Debt - Corporate Bond	4.88%	06/15/27	2,000	1,938	1,968	(10)
		Total Chemicals, Plastics & Rubber			$102,103	$64,566
Construction & Building
Allstar Holdings
Athlete Buyer, LLC	First Lien Secured Debt - Term Loan	SOFR+660, 1.00% Floor	04/26/29	$1,932	$1,893	$1,922	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+660, 1.00% Floor	04/26/29	23,741	23,208	23,622	(9)(21)(23)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+575, 1.00% Floor	04/26/29	—	(2)	—	(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+660, 1.00% Floor	04/26/29	652	639	649	(9)(23)(30)
					25,738	26,193
American Restoration
American Restoration Holdings, LLC	First Lien Secured Debt - Term Loan	SOFR+510, 1.00% Floor	07/24/30	3,479	3,411	3,410	(9)(31)
	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	07/24/30	3,000	2,941	2,940	(9)
	First Lien Secured Debt - Delayed Draw	SOFR+510, 1.00% Floor	07/24/30	1,276	1,246	1,239	(9)(21)(23)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	07/24/30		(47)	(49)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+510, 1.00% Floor	07/24/30	389	354	353	(9)(21)(23)(31)
					7,905	7,893
Englert
Gutter Holdings, LP	Common Equity - Common Stock	N/A	N/A	500 Shares	451	10	(9)(13)
Pave America
Pave America Interco, LLC (f/k/a Pavement Partners Interco, LLC)	First Lien Secured Debt - Term Loan	SOFR+690, 1.00% Floor	02/07/28	14,346	13,993	13,915	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+690, 1.00% Floor	02/07/28	1,427	1,396	1,384	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+690, 1.00% Floor	02/07/28	1,621	1,567	1,561	(9)(21)(23)(31)
					16,956	16,860
Pavement Preservation
Pavement Preservation Acquisition, LLC	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	08/09/30	6,552	6,423	6,421	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	08/09/30	—	(21)	(22)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	08/09/30	—	(25)	(26)	(8)(9)(21)(23)
					6,377	6,373
RF Fager
R.F. Fager Company, LLC	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	03/04/30	933	913	916	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	03/04/30	—	(18)	(32)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	03/04/30	23	18	19	(9)(21)(23)(31)
					913	903
		Total Construction & Building			$58,340	$58,232

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (38)	Maturity Date	Par/Shares (12)	Cost (39)	Fair Value (1)(40)
Consumer Goods - Durable
Club Champion
Club Champion LLC	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	06/14/29	$8,172	$8,055	$8,050	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+500, 0.75% Floor	06/14/29	422	396	395	(9)(21)(23)(31)
					8,451	8,445
Elida Beauty
PHOENIX YW BUYER, INC.	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	05/31/30	8,841	8,650	8,643	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	05/31/30	—	(24)	(26)	(8)(9)(21)(23)
					8,626	8,617
KLO Holdings, LLC
1244311 B.C. Ltd. (4)	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	09/30/25	2,577	2,577	2,574	(17)(30)
	First Lien Secured Debt - Term Loan	SOFR+500 PIK, 1.00% Floor	09/30/25	1,350	1,350	1,348	(17)(30)
	Common Equity - Common Stock	N/A	N/A	1,000,032 Shares	1,000	222	(13)(17)(24)(26)
					4,927	4,144
NSi Industries
Wildcat BuyerCo, Inc.	First Lien Secured Debt - Term Loan	SOFR+575, 1.00% Floor	02/26/27	17,168	16,962	16,991	(30)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+575, 1.00% Floor	02/26/27	7,574	7,341	7,474	(21)(23)(30)
	First Lien Secured Debt - Revolver	SOFR+575, 1.00% Floor	02/26/27	—	(6)	(7)	(8)(20)(21)(23)
Wildcat Parent LP	Common Equity - Common Stock	N/A	N/A	1,070 Shares	107	290
					24,404	24,748
Polywood
Poly-Wood, LLC	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	03/20/30	2,171	2,123	2,149	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+575, 1.00% Floor	03/20/30	—	(14)	(4)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+575, 1.00% Floor	03/20/30	—	(9)	(4)	(8)(9)(21)(23)
					2,100	2,141
Sorenson Holdings, LLC
Sorenson Holdings, LLC	First Lien Secured Debt - Term Loan	8% PIK	04/01/30	247	197	202
	First Lien Secured Debt - Term Loan	10% PIK	04/01/30	60	54	55
	Common Equity - Membership Interests	N/A	N/A	279 Shares	108	120	(24)
					359	377
		Total Consumer Goods – Durable			$48,867	$48,472
Consumer Goods - Non-durable
3D Protein
Protein For Pets Opco, LLC	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	09/20/30	$8,582	$8,426	$8,454	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	09/20/30	—	(16)	(13)	(8)(9)(21)(23)
					8,410	8,441

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (38)	Maturity Date	Par/Shares (12)	Cost (39)	Fair Value (1)(40)
Dan Dee
Project Comfort Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+710, 1.00% Floor	02/01/26	18,613	18,560	18,429	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+710, 1.00% Floor	02/01/26	—	(3)	(16)	(8)(9)(21)(23)
	Preferred Equity - Preferred Equity	N/A	N/A	491,405 Shares	492	236	(9)(13)
					19,049	18,649
Iconix Brand Group
IBG Borrower LLC	First Lien Secured Debt - Term Loan	SOFR+600, 1.00% Floor	08/22/29	5,992	5,934	5,932	(9)(30)(31)
KDC
KDC/ONE Development Corporation, Inc.	First Lien Secured Debt - Term Loan	SOFR+450, 0.00% Floor	08/15/28	5,641	5,671	5,653	(10)(30)
LashCo
Lash OpCo, LLC	First Lien Secured Debt - Term Loan	SOFR+275 Cash plus 5.10% PIK, 1.00% Floor	03/18/26	42,113	41,797	41,434	(9)(32)
	First Lien Secured Debt - Delayed Draw	SOFR+275 Cash plus 5.10% PIK, 1.00% Floor	03/18/26	2,273	2,262	2,236	(9)(32)
	First Lien Secured Debt - Revolver	SOFR+275 Cash plus 5.10% PIK, 1.00% Floor	09/18/25	1,652	1,636	1,623	(9)(23)(32)
					45,695	45,293
Paladone
Paladone Group Bidco Limited	First Lien Secured Debt - Term Loan	SOFR+560, 1.00% Floor	11/12/27	5,952	5,877	5,922	(9)(17)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+560, 1.00% Floor	11/12/27	932	926	928	(9)(17)(31)
	First Lien Secured Debt - Revolver	SOFR+560, 1.00% Floor	11/12/27	1,036	1,021	1,029	(9)(17)(21)(23) (28)(31)
	First Lien Secured Debt - Revolver	SON+585, 1.00% Floor	11/12/27	£—	(5)	(2)	(8)(9)(17)(21) (23)
Paladone Group Holdings Limited	Common Equity - Common Stock	N/A	N/A	94,151 Shares	94	133	(9)(13)(17)
					7,913	8,010
RoC Skincare
RoC Holdco LLC	First Lien Secured Debt - Term Loan	SOFR+600, 1.00% Floor	02/21/31	12,741	12,505	12,518	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	02/21/30	—	(40)	(38)	(8)(9)(21)(23)
					12,465	12,480
Sequential Brands Group, Inc.
Gainline Galaxy Holdings LLC	Common Equity - Common Stock	N/A	N/A	10,854 Shares	2,041	47	(13)(16)(17)
Galaxy Universal LLC	First Lien Secured Debt - Term Loan	SOFR+575, 1.00% Floor	11/12/26	1,241	1,228	1,233	(17)(31)
Swisstech IP CO, LLC	First Lien Secured Debt - Term Loan	6.00% PIK	11/29/24	198	160	197	(17)
					3,429	1,477
Suave
Silk Holdings I Corp.	Common Equity - Common Stock	N/A	N/A	100 Shares	100	261	(9)(13)
Silk Holdings III Corp.	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	05/01/29	29,726	29,093	29,429	(9)(31)
					29,193	29,690

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (38)	Maturity Date	Par/Shares (12)	Cost (39)	Fair Value (1)(40)
Tailored Brands
The Men's Wearhouse, LLC	First Lien Secured Debt - Term Loan	SOFR+650, 0.00% Floor	02/26/29	1,706	1,703	1,702	(10)(31)
Village Pet Care
Village Pet Care, LLC	First Lien Secured Debt - Term Loan	SOFR+650, 1.00% Floor	09/22/29	1,500	1,474	1,485	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+650, 1.00% Floor	09/22/29	750	706	700	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	P+550	09/22/29	540	523	530	(9)(21)(23)(28)
					2,703	2,715
		Total Consumer Goods – Non-durable			$142,165	$140,042
Consumer Services
Activ
Activ Software Holdings, LLC	First Lien Secured Debt - Term Loan	SOFR+625, 1.00% Floor	05/04/27	$31,774	31,331	31,542	(9)(32)
	First Lien Secured Debt - Delayed Draw	SOFR+625, 1.00% Floor	05/04/27	99	98	98	(9)(32)
	First Lien Secured Debt - Revolver	SOFR+650, 1.00% Floor	05/04/27	—	(21)	(18)	(8)(9)(21)(23)
					31,408	31,622
Atlas Technical Consultants
GI Apple Midco LLC	First Lien Secured Debt - Term Loan	SOFR+675, 1.00% Floor	04/19/30	7,575	7,481	7,575	(9)(30)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+675, 1.00% Floor	04/19/30	87	66	87	(9)(21)(23)(30)
	First Lien Secured Debt - Revolver	SOFR+675, 1.00% Floor	04/19/29	198	185	198	(9)(20)(21)(23) (30)
					7,732	7,860
Bird
Bird Scooter Acquisition Corp. (4)	Common Equity - Common Stock	N/A	N/A	4,656,670 Shares	366	373	(9)(13)(24)
Blue Jay Transit Inc. (4)	First Lien Secured Debt - Term Loan	SOFR+300, 1.00% Floor	03/22/28	20,940	20,644	20,940	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+300, 1.00% Floor	03/22/28	—	—	—	(9)(23)
					21,010	21,313
Clarus Commerce
Marlin DTC-LS Midco 2, LLC	First Lien Secured Debt - Term Loan	SOFR+660, 1.00% Floor	07/01/25	21,244	21,156	21,244	(31)
	First Lien Secured Debt - Revolver	SOFR+660, 1.00% Floor	07/01/25	—	—	—	(21)(23)
					21,156	21,244
Excelligence
Excelligence Learning Corporation	First Lien Secured Debt - Term Loan	SOFR+575, 1.00% Floor	01/18/30	15,457	15,151	15,302	(9)(16)(31)
	First Lien Secured Debt - Revolver	SOFR+575, 1.00% Floor	01/18/30	—	(48)	(25)	(8)(9)(16)(20)(21) (23)
					15,103	15,277
Go Car Wash
Go Car Wash Management Corp.	First Lien Secured Debt - Term Loan	SOFR+635, 1.00% Floor	12/31/26	1,604	1,593	1,575	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+635, 1.00% Floor	12/31/26	9,342	9,258	9,171	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+635, 1.00% Floor	12/31/26	—	(1)	(8)	(8)(9)(21)(23)
					10,850	10,738

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (38)	Maturity Date	Par/Shares (12)	Cost (39)	Fair Value (1)(40)
Lending Point
LendingPoint 2018-1 Funding Trust	First Lien Secured Debt - Term Loan	SOFR+100 Cash plus 4.00% PIK, 1.00% Floor	12/31/27	35,933	35,542	35,933	(9)(31)
LendingPoint LLC	First Lien Secured Debt - Term Loan	0.00%	12/30/26	1,675	1,675	1,675	(9)(13)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+300, 1.00% Floor	12/31/27	—	—	—	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	12/31/27	—	—	—	(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+300, 1.00% Floor	12/31/27	12,469	12,352	12,469	(9)(21)(23)(31)
					49,569	50,077
Regis
Regis Corporation	First Lien Secured Debt - Term Loan	SOFR+526, 2.50% Floor	06/24/29	5,804	5,693	5,688	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+526, 2.50% Floor	06/24/29	721	642	638	(9)(20)(21)(23) (31)
					6,335	6,326
Renovo
HomeRenew Buyer, Inc.	First Lien Secured Debt - Term Loan	8.65%	11/23/27	8,766	8,177	6,749	(9)(14)(30)
	First Lien Secured Debt - Term Loan	SOFR+900, 2.50% Floor	11/23/27	854	838	837	(9)(30)
	First Lien Secured Debt - Delayed Draw	8.65%	11/23/27	7,729	7,198	5,952	(9)(14)(30)
	First Lien Secured Debt - Revolver	8.65%	11/23/27	2,065	1,975	1,590	(9)(14)(23)(30) (31)
					18,188	15,128
SEV
SEV Intermediate Holdco, LLC	First Lien Secured Debt - Term Loan	SOFR+525, 0.75% Floor	06/21/30	8,312	8,167	8,167	(9)(16)(31)
	First Lien Secured Debt - Revolver	SOFR+525, 0.75% Floor	06/21/30	500	471	471	(9)(16)(21)(23)(31)
					8,638	8,638
The Club Company
Eldrickco Limited	First Lien Secured Debt - Term Loan	SON+603, 0.50% Floor	11/26/25	£9,057	11,683	11,750	(9)(17)(29)
	First Lien Secured Debt - Delayed Draw	SON+603, 0.50% Floor	11/26/25	£5,747	7,196	7,455	(9)(17)(29)
	First Lien Secured Debt - Delayed Draw	SON+550, 0.50% Floor	11/26/26	£—	(179)	(201)	(8)(9)(17)(21) (23)
	First Lien Secured Debt - Revolver	SON+603, 0.50% Floor	11/26/25	£356	416	461	(9)(17)(23)(29)
	First Lien Secured Debt - Revolver	SON+603, 0.50% Floor	05/26/25	£—	(1)	(14)	(8)(9)(17)(21) (23)
					19,115	19,451
The Weather Company
Zephyr Buyer, L.P.	First Lien Secured Debt - Term Loan	SOFR+675, 1.00% Floor	01/31/30	30,893	30,190	30,275	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+675, 1.00% Floor	01/31/30	—	(88)	(79)	(8)(9)(21)(23)
					30,102	30,196

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (38)	Maturity Date	Par/Shares (12)	Cost (39)	Fair Value (1)(40)
US Auto
Auto Pool 2023 Trust (Del. Stat. Trust) (4)	Structured Products and Other - Membership Interests	N/A	02/28/29	N/A	24,495	18,867	(9)(25)
Walters Wedding Estates
WH BorrowerCo, LLC	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	08/01/30	14,348	14,137	14,133	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	08/01/30	—	(119)	(122)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	08/01/30	483	447	446	(9)(21)(23)(31)
					14,465	14,457
		Total Consumer Services			$278,166	$271,194
Containers, Packaging & Glass
ANCHOR GLASS CONTAINER
Anchor Glass Container Corporation	First Lien Secured Debt - Term Loan	5.00%	12/07/25	$11,431	$8,980	$8,326	(10)(14)
Truvant
NPPI Buyer, LLC	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	08/20/29	22,105	21,779	21,774	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	08/20/29	—	(35)	(36)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	08/20/29	—	(46)	(47)	(8)(9)(21)(23)
					21,698	21,691
		Total Containers, Packaging & Glass			$30,678	$30,017
Diversified Investment Vehicles, Banking, Finance, Real Estate
Asurion
Asurion, LLC (fka Asurion Corporation)	First Lien Secured Debt - Term Loan	SOFR+325, 0.00% Floor	07/31/27	$990	$982	$978	(10)(30)
	Second Lien Secured Debt - Term Loan	SOFR+525, 0.00% Floor	01/20/29	6,752	6,264	6,265	(10)(30)
					7,246	7,243
Basswood Park CLO Ltd
Basswood Park CLO Ltd 2021-1	Structured Products and Other - Membership Interests	N/A	04/20/34	N/A	2,011	2,003	(10)(17)(31)
Celink
Compu-Link Corporation (dba Celink)	First Lien Secured Debt - Term Loan	SOFR+610, 1.00% Floor	11/30/28	8,076	7,935	8,011	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+610, 1.00% Floor	11/30/28	—	(7)	(23)	(8)(9)(21)(23)
Peer Advisors, LLC	First Lien Secured Debt - Term Loan	SOFR+610, 1.00% Floor	11/30/28	4,347	4,340	4,312	(9)(30)
					12,268	12,300
Churchill Middle Market CLO Lt
Churchill Middle Market CLO Ltd 2021-1	Structured Products and Other - Membership Interests	N/A	10/24/33	N/A	4,000	4,002	(10)(17)(31)
Definiti LLC
Greylock Holdings LLC	Common Equity - Common Stock	N/A	N/A	100,000 Shares	100	68	(9)(13)
RHI Acquisition LLC	First Lien Secured Debt - Term Loan	SOFR+575, 1.00% Floor	03/16/29	6,000	5,853	5,880	(9)(32)
	First Lien Secured Debt - Delayed Draw	SOFR+575, 1.00% Floor	03/16/29	1,306	1,260	1,243	(9)(21)(23)(32)
	First Lien Secured Debt - Revolver	SOFR+575, 1.00% Floor	03/16/29	—	(15)	(13)	(8)(9)(21)(23)
					7,198	7,178

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (38)	Maturity Date	Par/Shares (12)		Cost (39)	Fair Value (1)(40)
Fortress Credit BSL Limited
Fortress Credit BSL Limited 2021-3	Structured Products and Other - Membership Interests	N/A	07/20/34		N/A	3,000	2,961	(10)(17)(31)
Fortress Credit Opportunities
Fortress Credit Opportunities XI CLO Ltd	Structured Products and Other - Membership Interests	N/A	04/15/31		N/A	4,019	4,018	(10)(17)(31)
Generator Buyer, Inc.
Generator Buyer, Inc.	First Lien Secured Debt - Term Loan	CORRA+525, 0.75% Floor	07/22/30	C$	12,250	8,752	8,899	(9)(17)(33)
	First Lien Secured Debt - Delayed Draw	CORRA+525, 0.75% Floor	07/22/30	C$	417	285	285	(9)(17)(21)(33) (37)
	First Lien Secured Debt - Revolver	CORRA+525, 0.75% Floor	07/22/30	C$	—	(21)	(23)	(8)(9)(17)(21) (23)
						9,016	9,161
Golden Bear
Golden Bear 2016-R, LLC (4)	Structured Products and Other - Membership Interests	N/A	09/20/42		N/A	15,451	9,663	(3)(17)
Golub Capital Partners CLO, LT
Golub Capital Partners CLO, LTD 2021-55	Structured Products and Other - Membership Interests	N/A	07/20/34		N/A	2,016	2,009	(10)(17)(31)
Howden Group
Hyperion Refinance Sarl	First Lien Secured Debt - Term Loan	SOFR+350, 0.50% Floor	02/15/31		6,460	6,496	6,472	(10)(17)(30)
Insight XI Aggregator, L.P.
Insight XI Aggregator, L.P.	First Lien Secured Debt - Term Loan	SOFR+325, 0.00% Floor	08/28/25		3,041	3,041	3,041	(9)(17)(30)
KCF Puerto Rico, LLC
KCF Puerto Rico, LLC	Secured Debt - Promissory Note	0.00%	06/28/28		1,697	653	628	(13)(17)
KKR Financial CLO Ltd
KKR Financial CLO Ltd 17	Structured Products and Other - Membership Interests	N/A	04/15/34		N/A	2,750	2,734	(10)(17)(31)
Nexity
Evoriel	First Lien Secured Debt - Term Loan	EURIBOR+525, 0.00% Floor	04/02/31		€2,283	2,437	2,511	(9)(17)(35)
	First Lien Secured Debt - Delayed Draw	EURIBOR+525, 0.00% Floor	04/02/31		€391	401	420	(9)(17)(21)(23) (34)(35)
						2,838	2,931
Purchasing Power, LLC
Purchasing Power Funding I, LLC	First Lien Secured Debt - Revolver	SOFR+710, 0.00% Floor	02/24/25		2,521	2,521	2,521	(9)(21)(23)(30)
Redfin
Redfin Corporation	First Lien Secured Debt - Term Loan	SOFR+575, 1.50% Floor	10/20/28		3,465	3,390	3,387	(9)(17)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+575, 1.50% Floor	10/20/28		3,483	3,407	3,404	(9)(17)(31)
						6,797	6,791
Spectrum Automotive
Shelby 2021 Holdings Corp.	First Lien Secured Debt - Term Loan	SOFR+525, 0.75% Floor	06/29/28		14,080	13,999	14,010	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 0.75% Floor	06/29/28		—	(56)	(20)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+575, 0.75% Floor	06/29/27		—	(3)	(2)	(8)(9)(21)(23)
						13,940	13,988

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (38)	Maturity Date	Par/Shares (12)	Cost (39)	Fair Value (1)(40)
Stretto
Stretto, Inc.	First Lien Secured Debt - Term Loan	SOFR+600, 1.00% Floor	10/13/28	11,610	11,554	11,552	(9)(30)
VikingCloud
Bullcave Limited	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	08/06/30	29,474	29,037	29,032	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+500, 0.75% Floor	08/06/30	1,105	1,024	1,022	(9)(21)(23)(31)
					30,064	30,054
Total Diversified Investment Vehicles, Banking, Finance, Real Estate					$146,876	$141,250
Energy - Electricity
Renew Financial LLC (f/k/a Renewable Funding, LLC)
AIC SPV Holdings II, LLC	Preferred Equity - Preferred Stock	N/A	N/A	142 Shares	$534	$241	(15)(17)
Renew Financial LLC (f/k/a Renewable Funding, LLC)	Common Equity - Common Stock	N/A	N/A	1,368,286 Shares	16,813	68	(13)(17)
Renew JV LLC	Common Equity - Membership Interests	N/A	N/A	271,778 Shares	272	405	(13)(17)
					17,619	714
Solarplicity Group Limited (f/k/a AMP Solar UK)
Solarplicity UK Holdings Limited	First Lien Secured Debt - Term Loan	4.00%	03/08/23	£5,562	7,231	2,125	(11)(14)(17)
	Preferred Equity - Preferred Stock	N/A	N/A	4,286 Shares	5,623	—	(2)(13)(17)
	Common Equity - Ordinary Shares	N/A	N/A	2,825 Shares	4	—	(2)(13)(17)
					12,858	2,125
		Total Energy – Electricity			$30,477	$2,839
Energy - Oil & Gas
Pelican
Pelican Energy, LLC (4)	Common Equity - Membership Interests	N/A	N/A	1,444 Shares	$11,802	$127	(13)(16)(17)(24)
Sheridan I
RDV Resources, Inc.	Common Equity - Common Stock	N/A	N/A	35,995 Shares	24	24	(14)(24)
Spotted Hawk
SHD Oil & Gas, LLC (5)	Common Equity - Series C Units	N/A	N/A	50,952,525 Shares	43,454	245	(13)(16)(24)
	Common Equity - Series A Units	N/A	N/A	7,600,000 Shares	1,411	—	(13)(16)(24)
					44,865	245
		Total Energy – Oil & Gas			$56,691	$396
Environmental Industries
Heritage Environmental Services
Heritage Environmental Services, Inc.	First Lien Secured Debt - Term Loan	SOFR+525, 0.75% Floor	01/31/31	$1,754	$1,750	$1,767	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+550, 4.50% Floor	01/31/30	—	(1)	—	(9)(20)(21)(23)
					1,749	1,767

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (38)	Maturity Date	Par/Shares (12)	Cost (39)	Fair Value (1)(40)
Liberty Tire Recycling
LTR Intermediate Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+450, 1.00% Floor	05/05/28	3,740	3,669	3,635	(10)(30)
		Total Environmental Industries			$5,418	$5,402
Healthcare & Pharmaceuticals
Akoya
Akoya Biosciences, Inc.	First Lien Secured Debt - Term Loan	SOFR+691, 2.50% Floor	11/01/27	$13,125	$13,139	$13,027	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+691, 2.50% Floor	11/01/27	9,375	9,357	9,306	(9)(30)
					22,496	22,333
Alcami
Alcami Corporation	First Lien Secured Debt - Term Loan	SOFR+710, 1.00% Floor	12/21/28	8,075	7,864	7,914	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+710, 1.00% Floor	12/21/28	594	579	582	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+710, 1.00% Floor	12/21/28	—	(27)	(22)	(8)(9)(21)(23)
					8,416	8,474
Alcresta Therapeutics Inc.
Alcresta Holdings, LP	Preferred Equity - Preferred Equity	N/A	N/A	116 Shares	116	122	(9)(24)
	Common Equity - Common Stock	N/A	N/A	1,176 Shares	1	2	(9)(13)(24)
Alcresta Therapeutics Inc.	First Lien Secured Debt - Term Loan	SOFR+575, 1.00% Floor	03/12/30	2,341	2,298	2,300	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+575, 1.00% Floor	03/31/30	—	(129)	(124)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+575, 1.00% Floor	03/31/29	—	(8)	(8)	(8)(9)(21)(23)
					2,278	2,292
All Star
All Star Recruiting Locums, LLC	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	05/01/30	6,939	6,806	6,904	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+550, 1.00% Floor	05/01/30	—	(16)	(9)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+550, 1.00% Floor	05/01/30	—	(24)	(7)	(8)(9)(21)(23)
					6,766	6,888
Allied Benefit Systems
Allied Benefit Systems Intermediate LLC	First Lien Secured Debt - Term Loan	SOFR+525, 0.75% Floor	10/31/30	5,888	5,888	5,888	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 0.75% Floor	10/31/30	1,080	1,072	1,080	(9)(30)
					6,960	6,968
August Bio
August Bioservices, LLC	First Lien Secured Debt - Term Loan	SOFR+595, 2.00% Floor	06/01/29	12,000	11,942	11,850	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+595, 2.00% Floor	06/01/29	—	(14)	(37)	(8)(9)(23)
	First Lien Secured Debt - Revolver	SOFR+400, 2.00% Floor	06/01/29	—	(2)	(7)	(8)(9)(21)(23)
					11,926	11,806

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (38)	Maturity Date	Par/Shares (12)	Cost (39)	Fair Value (1)(40)
Azurity Pharmaceuticals
Azurity Pharmaceuticals, Inc.	First Lien Secured Debt - Term Loan	SOFR+662, 0.75% Floor	09/20/27	5,782	5,734	5,724	(10)(30)
Bausch Health
Bausch Health Companies Inc. (f/k/a Valeant Pharmaceuticals International, Inc.)	First Lien Secured Debt - Term Loan	SOFR+525, 0.50% Floor	02/01/27	8,368	7,804	8,051	(10)(17)(30)
	First Lien Secured Debt - Corporate Bond	5.50%	11/01/25	1,250	1,190	1,225	(10)(17)
					8,994	9,276
Carbon6
Carbon6 Technologies, Inc.	Preferred Equity - Preferred Equity	N/A	N/A	280,899 Shares	250	250	(9)(13)
Cato Research
LS Clinical Services Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+751, 1.00% Floor	12/16/27	14,463	14,281	13,886	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+751, 1.00% Floor	06/16/27	1,576	1,551	1,507	(9)(21)(23)(30) (31)
					15,832	15,393
Celerion
Celerion Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+550, 0.75% Floor	11/05/29	7,940	7,756	7,940	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+550, 0.75% Floor	11/05/29	—	(28)	—	(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+550, 0.75% Floor	11/03/28	—	(13)	—	(9)(21)(23)
					7,715	7,940
Cerus
Cerus Corporation	First Lien Secured Debt - Term Loan	SOFR+660, 1.80% Floor	03/01/28	12,000	11,976	12,000	(9)(17)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+660, 1.80% Floor	03/01/28	4,500	4,491	4,500	(9)(17)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+660, 1.00% Floor	03/01/28	3,000	2,979	3,000	(9)(17)(23)(30)
	First Lien Secured Debt - Revolver	SOFR+385, 1.00% Floor	03/01/28	704	703	704	(9)(17)(21)(23) (30)
					20,149	20,204
CNSI
Acentra Holdings, LLC (fka CNSI Holdings, LLC)	First Lien Secured Debt - Term Loan	SOFR+550, 0.50% Floor	12/17/29	17,685	17,193	17,508	(9)(31)
	First Lien Secured Debt - Term Loan	SOFR+575, 0.50% Floor	12/17/28	3,970	3,920	3,950	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+550, 0.50% Floor	12/17/29	133	80	113	(9)(21)(23)(31)
					21,193	21,571
Compass Health
Roscoe Medical, Inc	First Lien Secured Debt - Term Loan	SOFR+636, 1.00% Floor	03/31/25	7,410	7,246	7,337	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+636, 1.00% Floor	03/31/25	—	(19)	(8)	(8)(9)(21)(23)
					7,227	7,329

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (38)	Maturity Date	Par/Shares (12)	Cost (39)	Fair Value (1)(40)
EmpiRx
EmpiRx Health LLC	First Lien Secured Debt - Term Loan	SOFR+510, 1.00% Floor	08/05/27	8,841	8,735	8,841	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+510, 1.00% Floor	08/05/27	—	(9)	—	(9)(20)(21)(23)
					8,726	8,841
Eversana
LSCS Holdings, Inc. (dba Eversana)	First Lien Secured Debt - Term Loan	SOFR+450, 0.50% Floor	12/16/28	2,981	2,952	2,979	(10)(30)
ExactCare
ExactCare Parent, Inc.	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	11/05/29	17,943	17,496	17,853	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+650, 1.00% Floor	11/05/29	—	(46)	(10)	(8)(9)(21)(23)
					17,450	17,843
Gainwell
Gainwell Acquisition Corp. (Milano Acquisition Corp)	First Lien Secured Debt - Term Loan	SOFR+400, 0.75% Floor	10/01/27	16,822	15,846	16,054	(10)(30)
Gateway Services
Gateway US Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+565, 0.75% Floor	09/22/26	10,225	10,187	10,225	(9)(30)
	First Lien Secured Debt - Term Loan	SOFR+550, 0.75% Floor	09/22/26	2,349	2,339	2,349	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+565, 0.75% Floor	09/22/26	533	531	533	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+665, 0.75% Floor	09/22/26	—	(1)	—	(9)(21)(23)
					13,056	13,107
Health & Safety Institute
HSI Halo Holdings, LLC	Common Equity - Common Stock	N/A	N/A	104 Shares	16	21	(9)(13)
HSI HALO Acquisition, Inc.	Common Equity - Common Stock	N/A	N/A	500 Shares	31	2,026	(9)(13)
					47	2,047
Inovalon
Inovalon Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+625, 0.75% Floor	11/24/28	6,656	6,544	6,273	(31)
	First Lien Secured Debt - Delayed Draw	SOFR+350, 0.75% Floor	11/24/28	508	503	482	(30)
	Second Lien Secured Debt - Term Loan	SOFR+1050, 0.00% Floor	11/25/33	147	140	131	(31)
					7,187	6,886
KureSmart
Clearway Corporation (f/k/a NP/Clearway Holdings, Inc.)	Common Equity - Common Stock	N/A	N/A	133 Shares	133	286	(9)(13)
Kure Pain Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+610, 1.00% Floor	08/27/25	21,103	21,047	21,094	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+610, 1.00% Floor	08/27/24	—	(5)	—	(9)(18)(21)(23)
					21,175	21,380

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (38)	Maturity Date	Par/Shares (12)	Cost (39)	Fair Value (1)(40)
Legacy.com
Lotus Topco Inc.	First Lien Secured Debt - Term Loan	SOFR+475, 1.00% Floor	06/07/30	2,934	2,892	2,890	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 1.00% Floor	06/07/30	—	(10)	(22)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+475, 1.00% Floor	06/07/30	—	(8)	(9)	(8)(9)(21)(23)
					2,874	2,859
LOIRE FINCO LUXEMBOURG
Loire Finco Luxembourg S.a r.l.	First Lien Secured Debt - Term Loan	SOFR+375, 0.75% Floor	04/21/27	1,931	1,924	1,921	(10)(17)(30)
LucidHealth
Premier Imaging, LLC	First Lien Secured Debt - Term Loan	SOFR+626 Cash plus 2.00% PIK, 1.00% Floor	01/02/25	6,528	6,945	5,762	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+626 Cash plus 2.00% PIK, 1.00% Floor	01/02/25	1,888	1,818	1,681	(9)(30)
					8,763	7,443
Mannkind Corporation
Mannkind Corporation	Common Equity - Common Stock	N/A	N/A	334,226 Shares	76	2,102	(9)(10)(13)(17)
Maxor National Pharmacy Services, LLC
Maxor National Pharmacy Services, LLC	First Lien Secured Debt - Term Loan	SOFR+685, 1.00% Floor	03/01/29	13,219	12,900	13,087	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+700, 1.00% Floor	03/01/29	—	(34)	(15)	(8)(9)(21)(23)
Maxor Topco, L.P.	Preferred Equity - Preferred Equity	N/A	N/A	50,000 Shares	50	72	(9)(13)
					12,916	13,144
Medical Guardian
Medical Guardian, LLC	First Lien Secured Debt - Term Loan	SOFR+585, 1.00% Floor	04/26/28	31,142	30,910	30,908	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+585, 1.00% Floor	04/26/28	4,750	4,699	4,714	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+635, 1.00% Floor	04/26/28	—	(26)	(29)	(8)(9)(21)(23)
					35,583	35,593
Midwest Vision
Midwest Vision Partners Management, LLC	First Lien Secured Debt - Term Loan	SOFR+450 Cash plus 2.00% PIK, 1.00% Floor	01/12/27	20,510	20,258	20,254	(9)(31)
	First Lien Secured Debt - Term Loan	SOFR+650, 1.00% Floor	01/12/27	1,127	1,113	882	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+650, 1.00% Floor	01/12/27	612	606	592	(9)(23)(31)
					21,977	21,728
Omega Healthcare
OMH-Healthedge Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+600, 1.00% Floor	10/08/29	9,875	9,827	9,826	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	10/08/29	—	(5)	(5)	(8)(9)(21)(23)
					9,822	9,821

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (38)	Maturity Date	Par/Shares (12)	Cost (39)	Fair Value (1)(40)
Ora LLC
Orion Buyer, LLC	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	07/18/30	6,919	6,784	6,780	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	07/18/30	—	(16)	(17)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	07/18/30	—	(27)	(28)	(8)(9)(21)(23)
TVG Orion Blocker, Inc.	Common Equity - Common Stock	N/A	N/A	2 Shares	110	110	(9)(13)(24)
	Unsecured Debt - Promissory Note	11.34%	07/11/30	21	21	21	(9)
					6,872	6,866
Partner Therapeutics, Inc
Partner Therapeutics, Inc	Preferred Equity - Preferred Equity	N/A	N/A	55,556 Shares	333	333	(9)(13)
	Warrants - Warrants	N/A	N/A	73,333 Shares	389	134	(9)(13)
					722	467
PHS
PHS Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+860 Cash plus 1.50% PIK, 1.00% Floor	01/31/27	24,909	24,701	21,172	(9)(32)
	First Lien Secured Debt - Revolver	SOFR+150 PIK, 1.00% Floor	01/31/27	1,392	1,365	1,092	(9)(21)(23)(32)
					26,066	22,264
Rarebreed
Rarebreed Veterinary Partners, Inc.	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	04/18/30	4,248	4,168	4,163	(9)(30)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	04/18/30	5,734	5,557	5,365	(9)(21)(23)(30)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	04/18/30	—	(18)	(19)	(8)(9)(21)(23)
					9,707	9,509
RHA Health Services
Pace Health Companies, LLC	First Lien Secured Debt - Term Loan	SOFR+565, 1.00% Floor	08/02/25	1,393	1,382	1,380	(9)(31)
	First Lien Secured Debt - Term Loan	SOFR+540, 1.00% Floor	08/02/25	465	464	460	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+540, 1.00% Floor	08/02/25	3,239	3,224	3,201	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+565, 1.00% Floor	08/02/25	196	188	186	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+640, 1.00% Floor	08/02/25	—	(18)	(6)	(8)(9)(20)(21) (23)
					5,240	5,221
Rigel Pharmaceuticals
Rigel Pharmaceuticals, Inc.	First Lien Secured Debt - Term Loan	SOFR+661, 1.50% Floor	09/01/27	3,000	3,020	3,000	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+661, 1.50% Floor	09/01/27	15,000	14,979	15,000	(9)(30)
					17,999	18,000

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (38)	Maturity Date	Par/Shares (12)	Cost (39)	Fair Value (1)(40)
Sterling Pharma
Saffron Bidco Ltd	First Lien Secured Debt - Term Loan	SOFR+575, 0.75% Floor	09/11/31	13,467	13,209	13,209	(9)(17)(32)
	First Lien Secured Debt - Delayed Draw	SON+575, 0.75% Floor	09/11/31	£—	(82)	(82)	(8)(9)(17)(21) (23)
					13,127	13,127
Team Select
TS Investors, LLC	First Lien Secured Debt - Term Loan	SOFR+560, 1.00% Floor	05/04/29	7,056	6,930	6,950	(9)(30)(31)
	First Lien Secured Debt - Term Loan	SOFR+650, 1.00% Floor	05/04/29	2,494	2,458	2,456	(9)
	First Lien Secured Debt - Delayed Draw	SOFR+560, 1.00% Floor	05/04/29	110	104	105	(9)(21)(23)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+550, 1.00% Floor	11/04/25	—	(15)	(35)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+560, 1.00% Floor	05/04/29	—	(5)	(3)	(8)(9)(21)(23)
					9,472	9,473
TELA Bio, Inc.
TELA Bio, Inc.	First Lien Secured Debt - Term Loan	SOFR+635, 1.00% Floor	05/01/27	13,333	13,293	13,333	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+635, 1.00% Floor	05/01/27	—	(1)	—	(9)(23)
					13,292	13,333
TersSera
TerSera Therapeutics LLC	First Lien Secured Debt - Term Loan	SOFR+575, 1.00% Floor	04/04/29	16,793	16,397	16,793	(9)(28)(30)
	First Lien Secured Debt - Revolver	SOFR+675, 1.00% Floor	04/04/29	—	(26)	—	(9)(21)(23)
					16,371	16,793
Treace
Treace Medical Concepts, Inc.	First Lien Secured Debt - Term Loan	SOFR+610, 1.00% Floor	04/01/27	14,583	14,539	14,583	(9)(17)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+610, 1.00% Floor	04/01/27	—	(3)	—	(9)(17)(23)
	First Lien Secured Debt - Revolver	SOFR+410, 1.00% Floor	04/01/27	400	392	400	(9)(17)(21)(23) (27)(30)
					14,928	14,983
Trillium
AHP Timberwolf Bidco Corp.	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	08/06/31	8,125	7,965	7,963	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	08/06/31	250	213	213	(9)(21)(23)(31)
					8,178	8,176
Unchained Labs
Unchained Labs, LLC	First Lien Secured Debt - Term Loan	SOFR+555, 1.00% Floor	08/09/27	1,873	1,853	1,859	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+555, 1.00% Floor	08/09/27	2,217	2,205	2,201	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+555, 1.00% Floor	08/09/27	—	(7)	(5)	(8)(9)(21)(23)
					4,051	4,055

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (38)	Maturity Date	Par/Shares (12)	Cost (39)	Fair Value (1)(40)
US Fertility
US Fertility Enterprises, LLC	First Lien Secured Debt - Term Loan	SOFR+600, 1.00% Floor	12/21/27	3,297	3,253	3,247	(9)(31)
	First Lien Secured Debt - Term Loan	SOFR+670, 1.00% Floor	12/21/27	2,469	2,421	2,450	(9)(31)
	First Lien Secured Debt - Term Loan	SOFR+650, 1.00% Floor	12/21/27	466	462	463	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+668, 1.00% Floor	12/21/27	33	33	33	(9)(21)(23)(31)
					6,169	6,193
WellDyneRx, LLC
WelldyneRX, LLC	First Lien Secured Debt - Term Loan	SOFR+685, 0.75% Floor	03/09/27	17,625	17,412	17,140	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+685, 0.75% Floor	03/09/26	513	498	470	(9)(21)(23)(30)
					17,910	17,610
		Total Healthcare & Pharmaceuticals			$496,414	$496,266
High Tech Industries
Acronis AG
ACRONIS AG	First Lien Secured Debt - Term Loan	SOFR+595 Cash plus 1.00% PIK, 1.00% Floor	04/01/27	$27,145	$27,016	$27,145	(9)(17)(30)
AGDATA
AGDATA Midco, LLC	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	07/01/30	2,659	2,621	2,619	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 0.75% Floor	07/01/30	—	(13)	(14)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+475, 0.75% Floor	07/01/30	—	(7)	(8)	(8)(9)(21)(23)
					2,601	2,597
Align
RMCF V CIV L, L.P.	Common Equity - Common Stock	N/A	N/A	241 Shares	500	500	(13)(24)
American Megatrends
AMI US Holdings Inc.	First Lien Secured Debt - Term Loan	SOFR+535, 1.00% Floor	10/01/26	19,532	19,436	19,532	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+535, 0.00% Floor	10/01/26	—	(13)	—	(9)(21)(23)
					19,423	19,532
Anaplan
Anaplan, Inc.	First Lien Secured Debt - Term Loan	SOFR+525, 0.75% Floor	06/21/29	11,301	11,301	11,301	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+575, 0.75% Floor	06/21/28	—	—	—	(9)(21)(23)
					11,301	11,301
Avalara
Avalara, Inc.	First Lien Secured Debt - Term Loan	SOFR+625, 0.75% Floor	10/19/28	9,091	9,157	9,091	(30)
	First Lien Secured Debt - Revolver	SOFR+625, 0.75% Floor	10/19/28	—	—	—	(21)(23)
					9,157	9,091

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (38)	Maturity Date	Par/Shares (12)	Cost (39)	Fair Value (1)(40)
BarTender
Sigma Buyer LLC	First Lien Secured Debt - Term Loan	SOFR+550, 0.75% Floor	01/04/28	13,618	13,356	13,346	(9)(32)
	First Lien Secured Debt - Delayed Draw	SOFR+550, 0.75% Floor	01/04/28	—	(74)	(145)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+550, 0.75% Floor	01/04/28	300	270	270	(9)(21)(23)(32)
					13,552	13,471
Beeline
IQN Holding Corp.	First Lien Secured Debt - Term Loan	SOFR+525, 0.75% Floor	05/02/29	4,018	4,018	4,018	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+525, 0.75% Floor	05/02/28	75	75	75	(9)(21)(23)(31)
					4,093	4,093
Biamp
Biamp	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	04/30/30	876	859	853	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	04/30/30	—	(2)	(3)	(8)(9)(21)(23)
					857	850
BusPatrol
BusPatrol Holdco	First Lien Secured Debt - Term Loan	SOFR+600, 1.00% Floor	08/02/29	8,333	8,251	8,249	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+600, 1.00% Floor	08/02/29	—	(32)	(33)	(8)(9)(23)
	First Lien Secured Debt - Revolver	SOFR+400, 1.00% Floor	08/02/29	300	285	285	(9)(21)(23)(30)
					8,504	8,501
Calero Holdings, Inc.
Telesoft Holdings, LLC	First Lien Secured Debt - Term Loan	SOFR+585, 1.00% Floor	12/16/26	21,705	21,579	21,533	(30)
	First Lien Secured Debt - Revolver	SOFR+585, 1.00% Floor	12/16/26	530	518	512	(21)(23)(30)
					22,097	22,045
ChyronHego Corporation
ChyronHego Corporation (5)	Preferred Equity - Preferred Equity	N/A	N/A	7,800 Shares	6,000	19,861	(13)(24)
ChyronHego US Holding Corporation (5)	First Lien Secured Debt - Term Loan	SOFR+350, 1.75% Floor	06/30/26	106,406	106,196	106,406	(31)
	First Lien Secured Debt - Revolver	SOFR+600, 1.75% Floor	06/30/26	9,100	9,081	9,100	(21)(23)(31)
					121,277	135,367
Dairy.com
Momentx Corporation	First Lien Secured Debt - Term Loan	SOFR+585, 1.00% Floor	06/24/27	14,930	14,781	14,801	(9)(31)
	First Lien Secured Debt - Term Loan	SOFR+635, 1.00% Floor	06/24/27	1,346	1,327	1,346	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+585, 1.00% Floor	06/24/27	1,257	1,244	1,246	(9)(23)(31)
					17,352	17,393

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (38)	Maturity Date	Par/Shares (12)	Cost (39)	Fair Value (1)(40)
DigiCert
Dcert Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+400, 0.00% Floor	10/16/26	8,614	8,239	8,380	(10)(30)
	Second Lien Secured Debt - Term Loan	SOFR+700, 0.00% Floor	02/19/29	7,860	7,022	6,827	(10)(30)
					15,261	15,207
Digital.ai
Digital.ai Software Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+600, 1.00% Floor	08/10/28	22,991	22,626	22,591	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+675, 1.00% Floor	08/10/28	—	(38)	(42)	(8)(9)(21)(23)
					22,588	22,549
ELECTRONICS FOR IMAGING
Electronics for Imaging, Inc.	First Lien Secured Debt - Term Loan	SOFR+500, 0.00% Floor	07/23/26	6,442	5,517	5,700	(10)(30)
G2CI
Evergreen IX Borrower 2023, LLC	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	09/30/30	7,151	7,151	7,079	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+475, 0.75% Floor	10/01/29	—	—	(8)	(8)(9)(21)(23)
					7,151	7,071
GoHealth
Norvax, LLC	First Lien Secured Debt - Revolver	SOFR+660, 1.00% Floor	06/30/25	719	714	719	(9)(21)(23)(30)
GrayMatter Systems
Genius Bidco LLC	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	05/01/30	1,337	1,311	1,317	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	05/01/30	—	(46)	(75)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	05/01/30	—	(22)	(17)	(8)(9)(20)(21) (23)
	Common Equity - Common Stock	N/A	N/A	773 Shares	77	73	(9)(13)(24)
					1,320	1,298
Gtreasury
G Treasury SS LLC	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	06/29/29	250	246	248	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+550, 1.00% Floor	06/29/29	591	575	585	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	12/31/25	—	(25)	(14)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+550, 1.00% Floor	06/29/29	—	(4)	(2)	(8)(9)(21)(23)
					792	817
International Cruise & Excursion Gallery, Inc.
International Cruise & Excursion Gallery, Inc.	First Lien Secured Debt - Term Loan	5.35%	06/06/25	14,063	13,995	8,425	(14)(30)

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (38)	Maturity Date	Par/Shares (12)	Cost (39)	Fair Value (1)(40)
Litify
Litify Holdings Inc.	Common Equity - Common Stock	N/A	N/A	217,892 Shares	107	379	(9)(13)(24)
Litify LLC	First Lien Secured Debt - Term Loan	SOFR+660, 1.00% Floor	02/02/29	29,167	28,462	28,510	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+735, 1.00% Floor	02/02/29	—	(18)	(19)	(8)(9)(21)(23)
					28,551	28,870
Lookout
Lookout, Inc.	First Lien Secured Debt - Term Loan	SOFR+625, 3.00% Floor	06/01/29	5,000	4,976	4,975	(9)(16)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+625, 3.00% Floor	06/01/29	—	(23)	(25)	(8)(9)(16)(23)
					4,953	4,950
Modern Campus
Destiny Solutions U.S., Inc.	First Lien Secured Debt - Term Loan	SOFR+560, 1.00% Floor	06/08/26	13,133	13,011	13,033	(19)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+560, 1.00% Floor	06/08/26	12,056	11,926	11,966	(19)(30)
RMCF IV CIV XXXV, L.P.	Common Equity - Common Stock	N/A	N/A	482 Shares	998	2,089	(13)
					25,935	27,088
MYCOM
Magnate Holding Corp.	First Lien Secured Debt - Term Loan	SOFR+615, 0.50% Floor	12/16/24	18,748	18,754	18,697	(9)(17)(31)
New Era Technology, Inc.
New Era Technology, Inc.	First Lien Secured Debt - Term Loan	SOFR+640, 1.00% Floor	10/31/26	13,809	13,710	13,567	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+640, 1.00% Floor	10/31/26	17,857	17,690	17,545	(9)(30)(31)
	First Lien Secured Debt - Revolver	SOFR+640, 1.00% Floor	10/30/26	1,385	1,372	1,355	(9)(21)(23)(31)
					32,772	32,467
New Relic
Crewline Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+675, 1.00% Floor	11/08/30	3,623	3,623	3,623	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+675, 1.00% Floor	11/08/30	—	—	—	(9)(21)(23)
					3,623	3,623
Omada
Omada Health, Inc.	First Lien Secured Debt - Term Loan	SOFR+710, 2.50% Floor	06/01/28	1,450	1,438	1,450	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+710, 2.50% Floor	06/01/28	—	(11)	—	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+410, 2.50% Floor	06/01/28	5	4	5	(9)(21)(23)(30)
					1,431	1,455
Pro Vigil
Pro-Vigil Holding Company, LLC	First Lien Secured Debt - Term Loan	SOFR+860, 1.00% Floor	01/11/26	7,720	7,649	7,581	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+860, 1.00% Floor	01/11/26	18,839	18,603	18,441	(9)(21)(23)(30) (31)
					26,252	26,022

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (38)	Maturity Date	Par/Shares (12)	Cost (39)	Fair Value (1)(40)
Riverbed Technology, Inc.
Riverbed Technology, Inc.	First Lien Secured Debt - Revolver	6.00%	04/03/28	—	(5)	(6)	(8)(14)(21)(23)
Schlesinger Group
Schlesinger Global, LLC	First Lien Secured Debt - Term Loan	SOFR+275 Cash plus 5.60% PIK, 1.00% Floor	07/12/25	10,728	10,732	10,691	(9)(30)
	First Lien Secured Debt - Term Loan	SOFR+-285 Cash plus 5.60% PIK, 1.00% Floor	07/12/25	991	988	988	(9)(30)
					11,720	11,679
Simeio
Simeio Group Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+310 Cash plus 4.00% PIK, 1.00% Floor	02/02/26	8,128	8,100	7,945	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+310 Cash plus 4.00% PIK, 1.00% Floor	02/02/26	882	879	862	(9)(23)(30)
					8,979	8,807
Texada
Texada Software LLC	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	04/30/30	6,923	6,790	6,785	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+550, 1.00% Floor	04/30/30	—	(19)	(41)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+550, 1.00% Floor	04/30/30	—	(19)	(21)	(8)(9)(21)(23)
					6,752	6,723
Uplight
Uplight, Inc.	First Lien Secured Debt - Term Loan	SOFR+610, 4.00% Floor	06/01/29	10,000	9,904	9,900	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+600, 4.00% Floor	06/01/29	—	—	(100)	(8)(9)(23)
	First Lien Secured Debt - Revolver	SOFR+360, 4.00% Floor	06/01/29	—	—	(10)	(8)(9)(21)(23)
					9,904	9,790
Wolfspeed
Wolfspeed, Inc.	First Lien Secured Debt - Corporate Bond	9.88%	06/23/30	11,000	10,707	10,691	(9)(17)
Zendesk
Zendesk, Inc.	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	11/22/28	7,568	7,568	7,549	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 0.75% Floor	11/22/28	—	—	(5)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+500, 0.75% Floor	11/22/28	—	—	(2)	(8)(9)(20)(21) (23)
					7,568	7,542
Zinnia
Zinnia Corporate Holdings, LLC	First Lien Secured Debt - Term Loan	SOFR+800, 2.00% Floor	09/23/29	17,647	17,295	17,294	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+800, 2.00% Floor	09/23/29	—	(24)	(47)	(8)(9)(23)
					17,271	17,247
		Total High Tech Industries			$540,235	$549,317
Hotel, Gaming, Leisure, Restaurants
Cave
Cave Enterprises Operations, LLC	First Lien Secured Debt - Term Loan	SOFR+660, 1.50% Floor	08/09/28	$8,573	$8,440	$8,573	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+660, 1.50% Floor	08/09/28	—	(1)	—	(9)(23)
					8,439	8,573

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (38)	Maturity Date	Par/Shares (12)	Cost (39)	Fair Value (1)(40)
CircusTrix
CircusTrix Holdings LLC	First Lien Secured Debt - Term Loan	SOFR+650, 1.00% Floor	07/18/28	990	970	990	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+650, 1.00% Floor	07/18/28	2,394	2,342	2,394	(9)(21)(23)(30)
	First Lien Secured Debt - Revolver	SOFR+650, 1.00% Floor	07/18/28	400	381	400	(9)(21)(23)(30)
					3,693	3,784
Guernsey
Guernsey Holdings SDI LA LLC	First Lien Secured Debt - Term Loan	6.95%	11/18/26	1,724	1,716	1,647	(9)
	First Lien Secured Debt - Delayed Draw	SOFR+595, 1.00% Floor	11/18/26	—	(1)	—	(9)(23)
					1,715	1,647
Munson
Munson Buffalo Restaurant Group LLC	First Lien Secured Debt - Term Loan	SOFR+625, 1.00% Floor	05/31/29	3,512	3,462	3,477	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+625, 1.00% Floor	05/31/29	5,094	5,022	5,029	(9)(21)(23)(30)
					8,484	8,506
PARS Group LLC
PARS Group LLC	First Lien Secured Debt - Term Loan	SOFR+685, 1.50% Floor	04/03/28	8,912	8,817	8,801	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+685, 1.50% Floor	04/03/28	—	—	(12)	(8)(9)(23)
					8,817	8,789
Peloton
Peloton Interactive, Inc.	First Lien Secured Debt - Term Loan	SOFR+600, 0.00% Floor	05/30/29	1,496	1,498	1,505	(10)(17)(30)
Taco Cabana
YTC Enterprises, LLC	First Lien Secured Debt - Term Loan	SOFR+636, 1.00% Floor	08/16/26	9,088	9,037	8,860	(9)(30)
		Total Hotel, Gaming, Leisure, Restaurants			$41,683	$41,664
Insurance
High Street Insurance
High Street Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+540, 0.75% Floor	04/14/28	$10,126	$10,009	$10,075	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+540, 0.75% Floor	04/14/28	19,229	19,026	19,133	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+590, 0.75% Floor	04/16/27	—	(19)	(11)	(8)(9)(21)(23)
					29,016	29,197
PGM Holdings Corporation
Turbo Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+625, 1.00% Floor	12/02/25	16,725	16,610	16,391	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+625, 1.00% Floor	12/02/25	2,015	1,999	1,975	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+625, 1.00% Floor	12/02/25	462	457	443	(9)(21)(23)(30) (31)
					19,066	18,809
		Total Insurance			$48,082	$48,006

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (38)	Maturity Date	Par/Shares (12)	Cost (39)	Fair Value (1)(40)
Manufacturing, Capital Equipment
AVAD, LLC
Surf Opco, LLC	First Lien Secured Debt - Term Loan	SOFR+411, 1.00% Floor	09/10/26	$9,633	$14,921	$9,633	(9)(16)(30)
	First Lien Secured Debt - Revolver	SOFR+411, 1.00% Floor	03/17/26	14,917	14,874	14,917	(9)(16)(20)(21) (23)(30)
	First Lien Secured Debt - Revolver	SOFR+400, 1.00% Floor	09/10/26	—	—	—	(9)(21)(23)
	Preferred Equity - Class P-1 Preferred	N/A	N/A	13,195 Shares	1,714	3,485	(9)(13)(16)
	Common Equity - Class A-1 Common	N/A	N/A	3,333 Shares	—	150	(9)(13)(16)
					31,509	28,185
Carlisle Fluid Technologies
LSF12 Donnelly Bidco, LLC	First Lien Secured Debt - Term Loan	SOFR+650, 1.00% Floor	10/02/29	14,850	14,523	14,586	(9)(30)
Circor
Cube Industrials Buyer, Inc./Cube A&D Buyer Inc.	First Lien Secured Debt - Term Loan	SOFR+600, 1.00% Floor	10/18/30	5,282	5,269	5,334	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	10/18/29	—	(12)	—	(9)(20)(21)(23)
					5,257	5,334
International Wire Group
IW Buyer LLC	First Lien Secured Debt - Term Loan	SOFR+510, 1.00% Floor	06/28/29	2,793	2,738	2,766	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+510, 1.00% Floor	06/28/29	—	(9)	(4)	(8)(9)(20)(21) (23)
					2,729	2,762
JPW
JPW Industries Holding Corporation	First Lien Secured Debt - Term Loan	SOFR+588, 2.00% Floor	11/22/28	2,469	2,469	2,456	(9)(31)
Kauffman
Kauffman Holdco, LLC	Common Equity - Common Stock	N/A	N/A	250,000 Shares	250	53	(9)(13)
Kauffman Intermediate, LLC	First Lien Secured Debt - Term Loan	SOFR+ 550 PIK plus 1.00% Cash, 1.00% Floor	05/08/25	16,353	16,301	15,435	(9)(31)(32)
	First Lien Secured Debt - Revolver	SOFR+ 550 PIK plus 1.00% Cash, 1.00% Floor	05/08/25	1,235	1,246	1,165	(9)(21)(23)(31) (32)
					17,797	16,653
MedPlast Holdings Inc.
Viant Medical Holdings, Inc. (fka MedPlast Holdings, Inc.)	Second Lien Secured Debt - Term Loan	SOFR+786, 0.00% Floor	07/02/26	8,000	7,985	8,000	(10)(30)
US MetalCo Holdings
US MetalCo Holdings LLC	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	10/31/29	13,645	13,372	13,372	(9)(16)(31)
	First Lien Secured Debt - Revolver	SOFR+550, 1.00% Floor	10/31/29	—	(26)	(26)	(8)(9)(16)(21)(23)
					13,346	13,346
		Total Manufacturing, Capital Equipment			$95,615	$91,322

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (38)	Maturity Date	Par/Shares (12)	Cost (39)	Fair Value (1)(40)
Media - Diversified & Production
DHX
WildBrain Ltd.	First Lien Secured Debt - Term Loan	SOFR+600, 0.50% Floor	07/23/29	$13,520	$13,258	$13,250	(9)(17)(31)
	First Lien Secured Debt - Revolver	SOFR+600, 0.50% Floor	07/23/29	759	731	730	(9)(17)(21)(23) (30)(31)
		Total Media – Diversified & Production			$13,989	$13,980
Retail
EG Group
EG Global Finance PLC	First Lien Secured Debt - Corporate Bond	SOFR+750, 0.50% Floor	11/30/28	$6,267	$6,445	$6,455	(17)(31)
IPS
SI Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+585, 1.00% Floor	12/31/27	30,548	30,451	30,353	(9)(31)
	First Lien Secured Debt - Term Loan	SOFR+600, 1.00% Floor	12/31/27	2,083	2,063	2,070	(9)(30)
	First Lien Secured Debt - Term Loan	SOFR+610, 1.00% Floor	12/31/27	2,083	2,063	2,070	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	12/31/27	—	(8)	(7)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+610, 1.00% Floor	12/31/27	—	—	(27)	(8)(9)(21)(23)
					34,569	34,459
PetSmart
PetSmart LLC	First Lien Secured Debt - Term Loan	SOFR+375, 0.75% Floor	02/11/28	8,984	8,957	8,920	(10)(30)

PetSmart Inc / PetSmart Finance Corp	Unsecured Debt - Corporate Bond	7.75%	02/15/29	2,000	1,956	1,976	(10)
		Total Retail			$51,927	$51,810
Telecommunications
Cablevision Systems
CSC Holdings, LLC	First Lien Secured Debt - Term Loan	SOFR+450, 0.00% Floor	01/18/28	$986	$955	$960	(10)(17)(30)
	First Lien Secured Debt - Revolver	SOFR+225, 0.00% Floor	07/13/27	—	(16)	(10)	(8)(10)(17)(23)
	Unsecured Debt - Corporate Bond	4.13%	12/01/30	2,000	1,390	1,457	(10)(17)
					2,329	2,407
CommScope
Commscope, Inc.	First Lien Secured Debt - Term Loan	SOFR+325, 0.00% Floor	04/06/26	7,046	6,537	6,811	(10)(17)(30)
Global Eagle
Anuvu Corp. (fka GEE Acquisition Holdings Corp.)	Common Equity - Common Stock	N/A	N/A	211,026 Shares	—	—	(13)
Anuvu Holdings 2 LLC (fka GEE Holdings 2 LLC)	First Lien Secured Debt - Term Loan	4.00%	09/27/27	4,899	4,211	4,213	(14)
	First Lien Secured Debt - Term Loan	8.25%	03/23/26	4,616	2,221	1,812	(14)
					6,432	6,025

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (38)	Maturity Date	Par/Shares (12)	Cost (39)	Fair Value (1)(40)
MCA
Mobile Communications America, Inc.	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	10/16/29	2,481	2,426	2,475	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	10/16/29	1,159	1,072	1,138	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	10/16/29	—	(29)	(3)	(8)(9)(21)(23)
					3,469	3,610
Mitel Networks
MLN US Holdco LLC	First Lien Secured Debt - Term Loan	6.44%	10/18/27	1,021	931	813	(14)(17)(31)
	Second Lien Secured Debt - Term Loan	6.70%	10/18/27	6,092	3,111	2,574	(14)(17)
					4,042	3,387
Securus Technologies Holdings, Inc.
Securus Technologies Holdings, Inc.	Second Lien Secured Debt - Term Loan	SOFR+126 Cash plus 8.05% PIK, 1.00% Floor	11/01/25	7,724	7,703	5,561	(30)
US TELEPACIFIC CORP
U.S. TelePacific Corp.	Third Lien Secured Debt - Term Loan	0.00%	05/02/27	638	—	—	(14)
		Total Telecommunications			$30,512	$27,801
Transportation - Cargo, Distribution
Beacon Mobility
Beacon Mobility Corp.	First Lien Secured Debt - Term Loan	SOFR+635, 1.00% Floor	12/31/25	$12,804	$12,772	$12,702	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+635, 1.00% Floor	12/31/25	23,908	23,900	23,716	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+535, 1.00% Floor	12/31/25	2,731	2,706	2,699	(9)(20)(21)(23) (31)
	First Lien Secured Debt - Revolver	4.10%	05/22/25	—	—	—	(9)(22)(23)
					39,378	39,117
Boasso
Channelside AcquisitionCo, Inc. (fka Gruden Acquisition, Inc.)	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	06/30/28	3,551	3,543	3,542	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 0.75% Floor	06/30/28	—	—	—	(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+475, 0.75% Floor	07/01/26	89	88	88	(9)(20)(21)(23) (32)
					3,631	3,630
Camin Cargo
Camin Cargo Control Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+600, 1.00% Floor	12/07/29	993	972	976	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+600, 1.00% Floor	12/07/29	—	(27)	(50)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	12/07/29	500	480	483	(9)(21)(23)(28) (30)(31)
					1,425	1,409
Heniff and Superior
Heniff Holdco, LLC	First Lien Secured Debt - Term Loan	SOFR+585, 1.00% Floor	12/03/26	29,210	28,995	29,137	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+585, 1.00% Floor	12/03/24	2,780	2,777	2,780	(9)(21)(23)(30)
					31,772	31,917

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (38)	Maturity Date	Par/Shares (12)	Cost (39)	Fair Value (1)(40)
IronClad
Ironhorse Purchaser, LLC	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	09/30/27	3,044	2,995	2,984	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+650, 1.00% Floor	09/30/27	—	(23)	(29)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	09/30/27	193	185	184	(9)(20)(21)(23) (30)
					3,157	3,139
Meritus Gas Partners
MGP Holdings III Corp.	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	03/01/30	7,866	7,720	7,748	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	03/01/30	966	945	946	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	03/01/30	—	(14)	(12)	(8)(9)(21)(23)
					8,651	8,682
		Total Transportation – Cargo, Distribution			$88,014	$87,894
Utilities - Electric
Congruex
Congruex Group LLC	First Lien Secured Debt - Term Loan	SOFR+590, 0.75% Floor	05/03/29	$14,662	$14,416	$13,636	(9)(31)
		Total Utilities – Electric			$14,416	$13,636
Wholesale
Banner Solutions
Banner Buyer, LLC	First Lien Secured Debt - Term Loan	SOFR+590 Cash plus 0.50% PIK, 1.00% Floor	10/31/25	$11,984	$11,941	$11,832	(9)(31)
	First Lien Secured Debt - Term Loan	SOFR+625, 1.00% Floor	10/31/25	—	—	—	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+590, 1.00% Floor	10/31/25	2,925	2,911	2,888	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+590 Cash plus 0.50% PIK, 0.00% Floor	10/31/25	387	379	363	(9)(21)(23)(31)
Banner Parent Holdings, Inc.	Common Equity - Common Stock	N/A	N/A	6,125 Shares	613	319	(9)(13)
					15,844	15,402
ORS Nasco
WC ORS Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	08/07/31	25,345	24,970	24,965	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 0.75% Floor	08/07/31	—	(35)	(36)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+500, 0.75% Floor	08/07/31	676	605	603	(9)(21)(23)(28) (31)
WC ORS Holdings, L.P.	Common Equity - Common Stock	N/A	N/A	100,000 Shares	100	100	(9)(13)(24)
					25,640	25,632

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (38)	Maturity Date	Par/Shares (12)	Cost (39)	Fair Value (1)(40)
Thomas Scientific
BSP-TS, LP	Preferred Equity - Preferred Equity	N/A	N/A	17 Shares	17	19	(9)(13)(24)
	Common Equity - Common Stock	N/A	N/A	185 Shares	185	100	(9)(13)
Thomas Scientific, LLC	First Lien Secured Debt - Term Loan	SOFR+640, 1.00% Floor	12/14/27	25,933	25,608	25,477	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+640, 1.00% Floor	12/14/27	5,081	5,019	4,992	(9)(31)
	First Lien Secured Debt - Revolver	P+525	12/14/27	2,222	2,190	2,169	(9)(20)(21)(23) (28)(31)
					33,019	32,757
US LBM
LBM Acquisition, LLC	First Lien Secured Debt - Term Loan	SOFR+375, 0.75% Floor	12/17/27	1,391	1,383	1,384	(10)(30)
		Total Wholesale			$75,886	$75,175
Total Investments before Cash Equivalents					$3,228,580	$3,027,094
J.P. Morgan U.S. Government Money Market Fund		N/A	N/A	145	$145	$145	(37)
Goldman Sachs Financial Square Government Fund		N/A	N/A	1,418	$1,418	$1,418	(37)
Total Investments after Cash Equivalents					$3,230,143	$3,028,657	(6)(7)

(1)
Fair value is determined in good faith subject to the oversight of the Board of Directors of the Company (See Note 2 to the consolidated financial statements).
(2)
Preferred and ordinary shares in Solarplicity UK Holdings Limited are GBP denominated equity investments.
(3)
Denotes investments in which the Company owns greater than 25% of the equity, where the governing documents of each entity preclude the Company from exercising a controlling influence over the management or policies of such entity. The Company does not have the right to elect or appoint more than 25% of the directors or another party has the right to elect or appoint more directors than the Company and has the right to appoint certain members of senior management. Therefore, the Company has determined that these entities are not controlled affiliates. As of September 30, 2024, we had a 100% equity ownership interest in Golden Bear 2016-R, LLC, a collateralized loan obligation.

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2024

(In thousands, except share data)

(4)
Denotes investments in which we are an “Affiliated Person,” as defined in the Investment Company Act of 1940, as amended (the "1940 Act"), due to holding the power to vote or owning 5% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of December 31, 2023 and September 30, 2024 along with transactions during the nine months ended September 30, 2024 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2023	Gross Additions ●	Gross Reductions ■	Net Change in Unrealized Gains (Losses)	Fair Value at September 30, 2024	Net Realized Gains (Losses)	Interest/ Dividend/ Other Income
1244311 B.C. Ltd., Common Stock	$1,087	$—	$—	$(865)	$222	$—	$—
1244311 B.C. Ltd., Term Loan	3,740	102	(23)	103	3,922	—	278
Auto Pool 2023 Trust (Del. Stat. Trust)	30,621	2,533	(5,904)	(8,383)	18,867	—	—
Blue Jay Transit Inc., Term Loan	—	22,145	(1,500)	295	20,940	—	1,311
Bird Scooter Acquisition Corp.	—	366	—	7	373	—	4
Carbonfree Chemicals Holdings LLC, Common Stock	18,727	—	—	284	19,011	—	—
FC2 LLC, Term Loan	12,501	—	—	(45)	12,456	—	610
FC2 LLC, Common Stock	—	—	—	—	—	—	—
Golden Bear 2016-R, LLC, Membership Interests	10,712	—	(1,677)	628	9,663	—	476
Pelican Energy, LLC, Common Stock	140	—	—	(13)	127	—	—
	$77,528	$25,146	$(9,104)	$(7,989)	$85,581	$—	$2,679
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

(5)
Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Fair value as of December 31, 2023 and September 30, 2024 along with transactions during the nine months ended September 30, 2024 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2023	Gross Additions ●	Gross Reductions ■	Net Change in Unrealized Gains (Losses)	Fair Value at September 30, 2024	Net Realized Gains (Losses)	Interest/ Dividend/ Other Income
Majority Owned Company
ChyronHego Corporation, Preferred Equity	$20,628	$—	$—	$(767)	$19,861	$—	$—
ChyronHego US Holding Corporation, Term Loan	106,906	—	(494)	(6)	106,406	—	7,192
ChyronHego US Holding Corporation, Revolver	1,300	7,780	—	20	9,100	—	385
Merx Aviation Finance, LLC, Letter of Credit	—	—	—	—	—	—	—
Merx Aviation Finance, LLC, Membership Interests	117,043	—	—	6,230	123,273	—	—
Merx Aviation Finance, LLC, Revolver	74,076	—	(14,500)	(1)	59,575	—	5,122
MSEA Tankers LLC, Class A Units	45	—	(91)	15,746	—	(15,700)	—
Controlled Company
SHD Oil & Gas, LLC, Series C Units	346	—	—	(101)	245	—	—
SHD Oil & Gas, LLC, Series A Units	—	—	—	—	—	—	—
	$320,344	$7,780	$(15,085)	$21,121	$318,460	$(15,700)	$12,699

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2024

(In thousands, except share data)

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

As of September 30, 2024, the Company had a 87%, 100% and 38% equity ownership interest in ChyronHego Corporation; Merx Aviation Finance, LLC; and SHD Oil & Gas, LLC (f/k/a Spotted Hawk Development LLC), respectively.
(6)
Aggregate gross unrealized gain and loss for federal income tax purposes is $43,731 and $307,291, respectively. Net unrealized loss is $263,560 based on a tax cost of $3,290,654.
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
(17)
Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of September 30, 2024, non-qualifying assets represented approximately 8.3% of the total assets of the Company.

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2024

(In thousands, except share data)

(18)
The maturity date for these investments are expected to be extended past September 30, 2024. The final terms of the extension are still under negotiation between the Company and the respective portfolio company.
(19)
In addition to the interest earned based on the stated rate of this loan, the Company may be entitled to receive additional interest as a result of its arrangement with other lenders in a syndication.
(20)
As of September 30, 2024, there were letters of credit issued and outstanding through the Company under this first lien senior secured revolving loan.
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

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2024

(In thousands, except share data)

(23)
As of September 30, 2024, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 8 to the consolidated financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit **	Undrawn Commitment
ACP Avenu Buyer, LLC	$3,999	$167	$—	$3,832
AGDATA Midco, LLC	2,334	—	—	2,334
AHP Timberwolf Bidco Corp.	1,875	250	—	1,625
AMI US Holdings Inc.	2,907	—	—	2,907
Accelerate360 Holdings, LLC	1,527	1,382	—	145
Acentra Holdings, LLC (fka CNSI Holdings, LLC)	2,000	133	—	1,867
Activ Software Holdings, LLC	2,407	—	—	2,407
Alcami Corporation	1,096	—	—	1,096
Alcresta Therapeutics Inc.	7,529	—	—	7,529
All Star Recruiting Locums, LLC	3,043	—	—	3,043
Alpinex Opco, LLC	1,489	1,102	—	387
American Restoration Holdings, LLC	7,244	389	—	6,855
Anaplan, Inc.	699	—	—	699
Aspen Aerogels, Inc.	100	43	—	57
Athlete Buyer, LLC	1,129	652	—	477
August Bioservices, LLC	3,500	—	—	3,500
Avalara, Inc.	909	—	—	909
Banner Buyer, LLC	1,935	387	—	1,548
Beacon Mobility Corp.	59,145	2,731	10,230	46,184
Berner Food & Beverage, LLC	2,881	2,126	—	755
Biamp	120	—	—	120
Bingo Group Buyer, Inc.	2,973	25	—	2,948
Blue Jay Transit Inc.	667	—	—	667
Bullcave Limited	5,526	1,105	—	4,421
BusPatrol Holdco	4,833	300	—	4,533
CRS Holdings, Inc.	8,000	—	125	7,875
CSC Holdings, LLC	100	—	—	100
Camin Cargo Control Holdings, Inc.	4,000	500	—	3,500
Cave Enterprises Operations, LLC	1,333	—	—	1,333
Celerion Buyer, Inc.	1,918	—	—	1,918
Cerus Corporation	5,000	704	—	4,296
Channelside AcquisitionCo, Inc. (fka Gruden Acquisition, Inc.)	396	89	73	234
ChyronHego US Holding Corporation	10,000	9,100	—	900
CircusTrix Holdings LLC	1,600	400	—	1,200
Club Car Wash Operating, LLC	9,875	—	—	9,875
Club Champion LLC	1,808	422	—	1,386
Colonnade Parent Inc (fka Naviga Inc.)	500	500	—	—
Compu-Link Corporation (dba Celink)	2,883	—	—	2,883
Coretrust Purchasing Group LLC (HPG Enterprises LLC)	1,805	—	—	1,805
Crewline Buyer, Inc.	377	—	—	377
Cube Industrials Buyer, Inc./Cube A&D Buyer Inc.	828	—	219	609
Digital.ai Software Holdings, Inc.	2,419	—	—	2,419
Distinct Holdings Inc	1,758	—	—	1,758
Eagle Purchaser, Inc.	1,105	658	—	447
Eldrickco Limited*	7,624	475	—	7,149
EmpiRx Health LLC	909	—	227	682
Evergreen IX Borrower 2023, LLC	795	—	—	795
Evoriel*	872	—	—	872
ExactCare Parent, Inc.	1,967	—	—	1,967
Excelligence Learning Corporation	2,466	—	201	2,265
G Treasury SS LLC	1,659	—	—	1,659
G&A Partners Holding Company II, LLC	6,184	—	—	6,184

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2024

(In thousands, except share data)

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit **	Undrawn Commitment
GAT-Airline Ground Support Inc	4,127	—	—	4,127
GI Apple Midco LLC	1,262	198	4	1,060
GS SEER Group Borrower LLC	1,142	—	—	1,142
Gabriel Partners, LLC	665	665	—	—
Gateway US Holdings, Inc.	416	—	—	416
Generator Buyer, Inc.*	3,574	—	—	3,574
Genius Bidco LLC	6,160	—	77	6,083
Go Car Wash Management Corp.	417	—	—	417
Graffiti Buyer, Inc.	4,973	653	—	4,320
Green Grass Foods, Inc.	1,250	—	—	1,250
Guernsey Holdings SDI LA LLC	1,167	—	—	1,167
HEF Safety Ultimate Holdings, LLC	7,500	400	—	7,100
HRO (Hero Digital) Holdings, LLC	8,266	2,519	31	5,716
Health Management Associates Superholdings, Inc.	640	43	5	592
Heniff Holdco, LLC	3,925	2,780	—	1,145
Heritage Environmental Services, Inc.	242	—	4	238
High Street Buyer, Inc.	2,203	—	—	2,203
Hive Intermediate, LLC	2,325	843	—	1,482
HomeRenew Buyer, Inc.	2,065	2,065	—	—
IQN Holding Corp.	321	75	—	246
IW Buyer LLC	393	—	9	384
Ironhorse Purchaser, LLC	1,932	193	13	1,726
JF Acquisition, LLC	1,569	879	—	690
Jacent Strategic Merchandising	3,500	1,564	—	1,936
KL Charlie Acquisition Company	1,962	—	—	1,962
Kauffman Intermediate, LLC	1,243	1,235	—	8
Kure Pain Holdings, Inc.	2,654	—	—	2,654
LS Clinical Services Holdings, Inc.	1,875	1,576	—	299
Lash OpCo, LLC	1,652	1,652	—	—
LendingPoint LLC	23,417	12,469	—	10,948
Lifelong Learner Holdings, LLC	597	448	—	149
Litify LLC	833	—	—	833
Lookout, Inc.	5,000	—	—	5,000
Lotus Topco Inc.	2,059	—	—	2,059
M&M OPCO, LLC	476	—	—	476
MGP Holdings III Corp.	1,126	—	—	1,126
Marlin DTC-LS Midco 2, LLC	685	—	—	685
Maxor National Pharmacy Services, LLC	1,530	—	—	1,530
Medical Guardian, LLC	3,810	—	—	3,810
Merx Aviation Finance, LLC	65,752	59,575	6,177	—
Midwest Vision Partners Management, LLC	612	612	—	—
Mobile Communications America, Inc.	8,838	—	—	8,838
Momentx Corporation	1,257	1,257	—	—
Munson Buffalo Restaurant Group LLC	1,375	—	—	1,375
NPPI Buyer, LLC	7,895	—	—	7,895
New Era Technology, Inc.	1,731	1,385	—	346
Norvax, LLC	1,591	719	—	872
OMH-Healthedge Holdings, Inc.	1,075	—	—	1,075
Omada Health, Inc.	1,550	5	—	1,545
Orion Buyer, LLC	3,081	—	—	3,081
PARS Group LLC	952	—	—	952
PHOENIX YW BUYER, INC.	1,136	—	—	1,136
PHS Buyer, Inc.	2,000	1,392	—	608
Pace Health Companies, LLC	1,400	—	118	1,282
Paladone Group Bidco Limited	1,413	1,036	—	377

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2024

(In thousands, except share data)

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit **	Undrawn Commitment
Paladone Group Bidco Limited*	472	—	—	472
Patriot Foods Buyer, Inc.	750	—	—	750
Pave America Interco, LLC (f/k/a Pavement Partners Interco, LLC)	1,995	1,621	—	374
Pavement Preservation Acquisition, LLC	3,448	—	—	3,448
Poly-Wood, LLC	818	—	—	818
Precision Refrigeration & Air Conditioning LLC	1,705	1,477	—	228
Pro-Vigil Holding Company, LLC	3,248	—	—	3,248
Project Comfort Buyer, Inc.	1,731	—	—	1,731
Protein For Pets Opco, LLC	896	—	—	896
Purchasing Power Funding I, LLC	9,112	2,521	—	6,591
R.F. Fager Company, LLC	2,062	23	—	2,039
RHI Acquisition LLC	2,495	—	—	2,495
Rarebreed Veterinary Partners, Inc.	13,669	—	—	13,669
Regis Corporation	4,167	721	625	2,821
Riverbed Technology, Inc.	160	—	—	160
RoC Holdco LLC	2,195	—	—	2,195
Roscoe Medical, Inc	819	—	—	819
SEV Intermediate Holdco, LLC	1,667	500	—	1,167
SI Holdings, Inc.	4,246	—	—	4,246
Saffron Bidco Ltd*	8,226	—	—	8,226
Shelby 2021 Holdings Corp.	4,346	—	—	4,346
Sigma Buyer LLC	8,773	300	—	8,473
Simeio Group Holdings, Inc.	882	882	—	—
Smith Topco, Inc.	1,128	—	—	1,128
Surf Opco, LLC	23,333	14,917	667	7,749
TELA Bio, Inc.	3,333	—	—	3,333
THLP CO. LLC	4,494	1,921	215	2,358
TS Investors, LLC	2,796	—	—	2,796
Tasty Chick'n LLC	7,614	—	—	7,614
Telesoft Holdings, LLC	2,272	530	—	1,742
TerSera Therapeutics LLC	1,395	—	—	1,395
Texada Software LLC	3,077	—	—	3,077
Thomas Scientific, LLC	2,962	2,222	296	444
Treace Medical Concepts, Inc.	17,583	400	—	17,183
Trench Plate Rental Co.	1,819	1,500	125	194
Truck-Lite Co., LLC	534	3	6	525
Turbo Buyer, Inc.	924	462	—	462
US Fertility Enterprises, LLC	62	33	—	29
US MetalCo Holdings LLC	1,320	—	—	1,320
USLS Acquisition, Inc.	1,607	1,447	62	98
Ultimate Baked Goods Midco LLC	3,492	1,222	1,367	903
Ultra Clean Holdco LLC	10,286	—	—	10,286
Unchained Labs, LLC	726	—	—	726
Uplight, Inc.	11,000	—	—	11,000
Village Pet Care, LLC	5,250	540	—	4,710
Vixxo Corporation	1,250	—	—	1,250
WC ORS Buyer, Inc.	9,655	676	—	8,979
WH BorrowerCo, LLC	10,651	483	—	10,168
WelldyneRX, LLC	1,923	513	—	1,410
WildBrain Ltd.	1,446	759	—	687
Wildcat BuyerCo, Inc.	2,851	—	30	2,821
Zendesk, Inc.	2,604	—	5	2,599
Zephyr Buyer, L.P.	3,952	—	—	3,952
Zinnia Corporate Holdings, LLC	2,353	—	—	2,353
Total Commitments	$632,233	$155,551	$20,911	$455,771

* These investments are in a foreign currency and the total commitment has been converted to USD using the September 30, 2024 exchange rate.

** For all letters of credit issued and outstanding on September 30, 2024, $9,851 will expire in 2024, $10,869 will expire in 2025 and $191 will expire in 2027.

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2024

(In thousands, except share data)

(24)
Securities that are exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2024, the aggregate fair value of these securities is $166,771 or 12% of the Company's net assets. The acquisition dates of the restricted securities are as follows:

Issuer	Investment Type	Acquisition Date
1244311 B.C. Ltd.	Common Equity - Common Stock	9/30/2020
Acosta Holdings Corp.*	Preferred Equity - Preferred Equity	7/22/2024
Acosta Holdings Corp.*	Preferred Equity - Preferred Equity	7/22/2024
Alcresta Holdings, LP	Preferred Equity - Preferred Equity	3/12/2024
Alcresta Holdings, LP	Preferred Equity - Preferred Equity	3/12/2024
Ambrosia Buyer Corp.	Common Equity - Common Stock	2/1/2024
Anuvu Corp. (fka GEE Acquisition Holdings Corp.)*	Common Equity - Common Stock	7/22/2024
Bird Scooter Acquisition Corp.	Common Equity - Common Stock	3/22/2024
BSP-TS, LP	Preferred Equity - Preferred Equity	10/23/2023
Carbonfree Chemicals Holdings LLC	Common Equity - Common Equity / Interest	11/1/2019
Carestream Health Holdings, Inc.*	Common Equity - Common Stock	7/22/2024
ChyronHego Corporation	Preferred Equity - Preferred Equity	12/29/2020
FC2 LLC	Common Equity - Common Stock	10/14/2022
Genius Bidco LLC	Common Equity - Common Stock	5/1/2024
Litify Holdings Inc.	Common Equity - Common Stock	12/6/2023
Merx Aviation Finance, LLC	Common Equity - Membership Interests	9/1/2022
Nutpods Holdings, Inc.	Common Equity - Common Stock	12/26/2023
Pelican Energy, LLC	Common Equity - Membership Interests	3/28/2012
RDV Resources, Inc.*	Common Equity - Common Stock	7/22/2024
RMCF V CIV L, L.P.	Common Equity - Common Stock	9/5/2024
SHD Oil & Gas, LLC	Common Equity - Series A Units	11/18/2016
SHD Oil & Gas, LLC	Common Equity - Series C Units	12/27/2012
Sorenson Holdings, LLC	Common Equity - Membership Interests	1/25/2024
TVG Orion Blocker, Inc.	Common Equity - Common Stock	7/18/2024
WC ORS Holdings, L.P.	Common Equity - Common Stock	8/7/2024

*Securities acquired as part of the AFT and AIF mergers on July 22, 2024.

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
(28)
The interest rate on these loans is subject to Prime, which as of September 30, 2024 was 8.00%.
(29)
The interest rate on these loans is subject to SONIA, which as of September 30, 2024 was 4.95%.
(30)
The interest rate on these loans is subject to 1 month SOFR, which as of September 30, 2024 was 4.85%.
(31)
The interest rate on these loans is subject to 3 months SOFR, which as of September 30, 2024 was 4.59%.
(32)
The interest rate on these loans is subject to 6 months SOFR, which as of September 30, 2024 was 4.25%.
(33)
The interest rate on these loans is subject to 1 month CORRA, which as of September 30, 2024 was 4.30%.
(34)
The interest rate on these loans is subject to 1 month EURIBOR, which as of September 30, 2024 was 3.35%.
(35)
The interest rate on these loans is subject to 3 months EURIBOR, which as of September 30, 2024 was 3.28%.
(36)
The interest rate on these loans is subject to 6 months EURIBOR, which as of September 30, 2024 was 3.11%.

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2024

(In thousands, except share data)

(37)
This security is included in the Cash and Cash Equivalents on the Consolidated Statements of Assets and Liabilities.
(38)
Unless otherwise indicated, loan contains a variable rate structure, and the terms in the Consolidated Schedule of Investments disclose the actual interest rate in effect as of the reporting period which may be subject to interest floors. Variable rate loans bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”) or an alternate base rate (which can include but is not limited to LIBOR, the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement. Certain borrowers may elect to borrow Prime rate on select contracts and switch to an alternative base rate contract in the future.

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2024

(In thousands, except share data)

(39)
The following shows the composition of the Company’s portfolio at cost by control designation, investment type and industry as of September 30, 2024:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Non-Controlled / Non-Affiliated Investments
Advertising, Printing & Publishing	$58,898	$—	$—	$—	$473	$510	$—	$59,881
Automotive	39,553	—	—	—	—	24,068	—	63,621
Aviation and Consumer Transport	28,935	—	—	—	—	—	—	28,935
Beverage, Food & Tobacco	135,392	—	—	—	448	1,534	—	137,374
Business Services	312,044	5,634	2,672	—	89	15,125	576	336,140
Chemicals, Plastics & Rubber	33,098	—	—	—	—	—	—	33,098
Construction & Building	57,889	—	—	—	—	451	—	58,340
Consumer Goods – Durable	43,725	—	—	—	—	215	—	43,940
Consumer Goods – Non-durable	139,438	—	—	—	492	2,235	—	142,165
Consumer Services	232,661	—	—	—	—	—	—	232,661
Containers, Packaging & Glass	30,678	—	—	—	—	—	—	30,678
Diversified Investment Vehicles, Banking, Finance, Real Estate	107,265	6,264	—	17,796	—	100	—	131,425
Energy – Electricity	7,231	—	—	—	6,157	17,089	—	30,477
Energy – Oil & Gas	—	—	—	—	—	24	—	24
Environmental Industries	5,418	—	—	—	—	—	—	5,418
Healthcare & Pharmaceuticals	494,748	140	21	—	749	367	389	496,414
High Tech Industries	410,254	7,022	—	—	—	1,682	—	418,958
Hotel, Gaming, Leisure, Restaurants	41,683	—	—	—	—	—	—	41,683
Insurance	48,082	—	—	—	—	—	—	48,082
Manufacturing, Capital Equipment	85,666	7,985	—	—	1,714	250	—	95,615
Media – Diversified & Production	13,989	—	—	—	—	—	—	13,989
Retail	49,971	—	1,956	—	—	—	—	51,927
Telecommunications	18,308	10,814	1,390	—	—	—	—	30,512
Transportation – Cargo, Distribution	88,014	—	—	—	—	—	—	88,014
Utilities – Electric	14,416	—	—	—	—	—	—	14,416
Wholesale	74,971	—	—	—	17	898	—	75,886
Total Non-Controlled / Non-Affiliated Investments	$2,572,327	$37,859	$6,039	$17,796	$10,139	$64,548	$965	$2,709,673
Non-Controlled / Affiliated Investments
Chemicals, Plastics & Rubber	$12,500	$—	$—	$—	$—	$56,505	$—	$69,005
Consumer Goods – Durable	3,927	—	—	—	—	1,000	—	4,927
Consumer Services	20,644	—	—	24,495	—	366	—	45,505
Diversified Investment Vehicles, Banking, Finance, Real Estate	—	—	—	15,451	—	—	—	15,451
Energy – Oil & Gas	—	—	—	—	—	11,802	—	11,802
Total Non-Controlled / Affiliated Investments	$37,071	$—	$—	$39,946	$—	$69,673	$—	$146,690
Controlled Investments
Aviation and Consumer Transport	$59,575	$—	$—	$—	$—	$146,500	$—	$206,075
Energy – Oil & Gas	—	—	—	—	—	44,865	—	44,865
High Tech Industries	115,277	—	—	—	6,000	—	—	121,277
Total Controlled Investments	$174,852	$—	$—	$—	$6,000	$191,365	$—	$372,217
Total	$2,784,250	$37,859	$6,039	$57,742	$16,139	$325,586	$965	$3,228,580

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2024

(In thousands, except share data)

(40)
The following shows the composition of the Company’s portfolio at fair value by control designation, investment type and industry as of September 30, 2024:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total	% of Net Assets
Non-Controlled / Non-Affiliated Investments
Advertising, Printing & Publishing	$57,672	$—	$—	$—	$491	$517	$—	$58,680	4.14%
Automotive	39,452	—	—	—	—	1,080	—	40,532	2.86%
Aviation and Consumer Transport	29,151	—	—	—	—	—	—	29,151	2.06%
Beverage, Food & Tobacco	135,118	—	—	—	261	3,517	—	138,896	9.81%
Business Services	308,596	5,598	106	—	79	3,327	—	317,706	22.43%
Chemicals, Plastics & Rubber	33,099	—	—	—	—	—	—	33,099	2.34%
Construction & Building	58,222	—	—	—	—	10	—	58,232	4.11%
Consumer Goods – Durable	43,918	—	—	—	—	410	—	44,328	3.13%
Consumer Goods – Non-durable	139,365	—	—	—	236	441	—	140,042	9.89%
Consumer Services	231,014	—	—	—	—	—	—	231,014	16.31%
Containers, Packaging & Glass	30,017	—	—	—	—	—	—	30,017	2.12%
Diversified Investment Vehicles, Banking, Finance, Real Estate	107,527	6,265	—	17,727	—	68	—	131,587	9.29%
Energy – Electricity	2,125	—	—	—	241	473	—	2,839	0.20%
Energy – Oil & Gas	—	—	—	—	—	24	—	24	0.00%
Environmental Industries	5,402	—	—	—	—	—	—	5,402	0.38%
Healthcare & Pharmaceuticals	490,656	131	21	—	777	4,547	134	496,266	35.04%
High Tech Industries	404,082	6,827	—	—	—	3,041	—	413,950	29.23%
Hotel, Gaming, Leisure, Restaurants	41,664	—	—	—	—	—	—	41,664	2.94%
Insurance	48,006	—	—	—	—	—	—	48,006	3.39%
Manufacturing, Capital Equipment	79,634	8,000	—	—	3,485	203	—	91,322	6.45%
Media – Diversified & Production	13,980	—	—	—	—	—	—	13,980	0.99%
Retail	49,834	—	1,976	—	—	—	—	51,810	3.66%
Telecommunications	18,209	8,135	1,457	—	—	—	—	27,801	1.96%
Transportation – Cargo, Distribution	87,894	—	—	—	—	—	—	87,894	6.21%
Utilities – Electric	13,636	—	—	—	—	—	—	13,636	0.96%
Wholesale	74,637	—	—	—	19	519	—	75,175	5.31%
Total Non-Controlled / Non-Affiliated Investments	$2,542,910	$34,956	$3,560	$17,727	$5,589	$18,177	$134	$2,623,053	185.21%
% of Net Assets	179.56%	2.47%	0.25%	1.25%	0.39%	1.28%	0.01%	185.21%

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2024

(In thousands, except share data)

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total	% of Net Assets
Non-Controlled / Affiliated Investments
Chemicals, Plastics & Rubber	$12,456	$—	$—	$—	$—	$19,011	$—	$31,467	2.22%
Consumer Goods – Durable	3,922	—	—	—	—	222	—	4,144	0.29%
Consumer Services	20,940	—	—	18,867	—	373	—	40,180	2.84%
Diversified Investment Vehicles, Banking, Finance, Real Estate	—	—	—	9,663	—	—	—	9,663	0.68%
Energy – Oil & Gas	—	—	—	—	—	127	—	127	0.01%
Total Non-Controlled / Affiliated Investments	$37,318	$—	$—	$28,530	$—	$19,733	$—	$85,581	6.04%
% of Net Assets	2.64%	0.00%	0.00%	2.01%	0.00%	1.39%	0.00%	6.04%
Controlled Investments
Aviation and Consumer Transport	$59,575	$—	$—	$—	$—	$123,273	$—	$182,848	12.91%
Energy – Oil & Gas	—	—	—	—	—	245	—	245	0.02%
High Tech Industries	115,506	—	—	—	19,861	—	—	135,367	9.56%
Total Controlled Investments	$175,081	$—	$—	$—	$19,861	$123,518	$—	$318,460	22.49%
% of Net Assets	12.37%	0.00%	0.00%	0.00%	1.40%	8.72%	0.00%	22.49%
Total	$2,755,309	$34,956	$3,560	$46,257	$25,450	$161,428	$134	$3,027,094	213.74%
% of Net Assets	194.57%	2.47%	0.25%	3.26%	1.79%	11.39%	0.01%	213.74%

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2024

(In thousands, except share data)

Industry Classification	Percentage of Total Investments (at Fair Value) as of September 30, 2024
High Tech Industries	18.1%
Healthcare & Pharmaceuticals	16.4%
Business Services	10.5%
Consumer Services	9.0%
Aviation and Consumer Transport	7.0%
Diversified Investment Vehicles, Banking, Finance, Real Estate	4.7%
Consumer Goods – Non-durable	4.6%
Beverage, Food & Tobacco	4.6%
Manufacturing, Capital Equipment	3.0%
Transportation – Cargo, Distribution	2.9%
Wholesale	2.5%
Chemicals, Plastics & Rubber	2.1%
Advertising, Printing & Publishing	1.9%
Construction & Building	1.9%
Retail	1.7%
Consumer Goods – Durable	1.6%
Insurance	1.6%
Hotel, Gaming, Leisure, Restaurants	1.4%
Automotive	1.3%
Containers, Packaging & Glass	1.0%
Telecommunications	0.9%
Media – Diversified & Production	0.5%
Utilities – Electric	0.5%
Environmental Industries	0.2%
Energy – Electricity	0.1%
Energy – Oil & Gas	0.0%
Total Investments	100.0%

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

Note 1. Organization

MidCap Financial Investment Corporation (the “Company,” “MFIC,” “we,” “us,” or “our”), a Maryland corporation incorporated on February 2, 2004, is a closed-end, externally managed, diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We commenced operations on April 8, 2004 receiving net proceeds of $870,000 from our initial public offering by selling 62 million shares of common stock at a price of $15.00 per share (20.7 million shares at a price of $45.00 per share adjusted for the one-for-three reverse stock split). Since then, and through September 30, 2024, we have raised approximately $2,680,207 in net proceeds from additional offerings of common stock, including the Mergers with AFT and AIF (see Note 10 “Mergers with AFT and AIF” for additional information), and repurchased common stock for $248,107.

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

On November 7, 2023, the Company entered into (i) an Agreement and Plan of Merger (the “AFT Merger Agreement”) with Apollo Senior Floating Rate Fund Inc., a Maryland corporation (“AFT”), AFT Merger Sub, Inc., a Maryland corporation and a direct wholly-owned subsidiary of the Company (“AFT Merger Sub”), and, solely for the limited purposes set forth therein, Apollo Investment Management, L.P. (the “Investment Adviser" or "AIM”), and (ii) an Agreement and Plan of Merger (the “AIF Merger Agreement” and, together with the AFT Merger Agreement, the “Merger Agreements”) with Apollo Tactical Income Fund Inc., a Maryland corporation (“AIF”), AIF Merger Sub, Inc., a Maryland corporation and a direct wholly-owned subsidiary of the Company (“AIF Merger Sub”), and, solely for the limited purposes set forth therein, the Investment Adviser. The Merger Agreements provide that, subject to the terms and conditions set forth in the applicable Merger Agreement, at the effective time of such merger, AFT and AIF will, through a two-step merger process, merge with and into the Company, with the Company continuing as the surviving company. Each of the Company’s Board, and AFT’s and AIF’s Board of Directors, including all of the respective independent directors, in each case, on the recommendation of special committees comprised solely of certain independent directors of the Company or AFT and AIF, as applicable, approved the applicable Merger Agreement and the transactions contemplated thereby. The Company's stockholders approved the necessary proposal related to the mergers of AFT and AIF with and into the Company at a special meeting of stockholders held on May 28, 2024. AFT and AIF received stockholder approval of the necessary proposals related to their previously announced mergers with and into the Company at the AFT and AIF special meetings of stockholders reconvened on June 21, 2024. On July 22, 2024, the Company completed its acquisition of AFT and AIF. For more information on the Mergers, please see Note 10 “Mergers with AFT and AIF” to our consolidated financial statements included in this report.

Apollo Investment Management, L.P. is our investment adviser and an affiliate of Apollo Global Management, Inc. and its consolidated subsidiaries (“AGM”). The Investment Adviser, subject to the overall supervision of our Board of Directors, manages the day-to-day operations of and provides investment advisory services to the Company.

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

As of September 30, 2024 the Company's consolidated subsidiaries were MFIC Bethesda CLO 1 LLC, Bethesda CLO 1 Depositor LLC, MFIC Amplify SPV LLC, MFIC Lender LLC, MFIC Omada SPV LLC, MFIC Ostrich SPV LLC and MFIC Transformer SPV LLC.

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

Cash and cash equivalents are carried at cost which approximates fair value. Cash and cash equivalents held as of September 30, 2024 was $84,480. Cash and cash equivalents held as of December 31, 2023 was $93,575.

Collateral on Option Contracts

Collateral on option contracts represents restricted cash held by our counterparty as collateral against our derivative instruments until such contracts mature or are settled upon per agreement of buyer and seller of the contract. In accordance with ASC 230, Statement of Cash Flows, the Statements of Cash Flows outline the changes in cash, including both restricted and unrestricted cash, cash equivalents and foreign currencies. As of and for the periods ended September 30, 2024 and December 31, 2023, the Company did not hold any derivative contracts.

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

Investments determined by these valuation procedures which have a fair value of less than $1 million during the prior fiscal quarter may be valued based on inputs identified by the Investment Adviser without the necessity of obtaining valuation from an independent valuation firm, if once annually an independent valuation firm using the procedures described herein provides an independent assessment of value. Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. During the three months ended September 30, 2024, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

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

As of and for the periods ended September 30, 2024 and December 31, 2023, the Company did not hold any derivative contracts.

Offsetting Assets and Liabilities

The Company has elected not to offset cash collateral against the fair value of derivative contracts. The fair values of these derivatives are presented on a gross basis, even when derivatives are subject to master netting agreements.

As of and for the periods ended September 30, 2024 and December 31, 2023, the Company did not hold any derivative contracts.

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

Federal and State Income Taxes

We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must (among other requirements) meet certain source-of-income and asset diversification requirements and timely distribute to its stockholders at least 90% of its investment company taxable income as defined by the Code, for each year. The Company (among other requirements) has made and intends to continue to make the requisite distributions to its stockholders, which will generally relieve the Company from corporate-level income taxes. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to stockholders through September 30, 2024 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ending December 31, 2024. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividend and distributions and other permanent book and tax difference are reclassified to paid-in capital.

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

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the consolidated financial statements. As of September 30, 2024, there were no uncertain tax positions and no amounts accrued for interest or penalties. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal.

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

Purchase Accounting

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

The Mergers were accounted for under the asset acquisition method of accounting in accordance with ASC 805-50 — Business Combinations — Related Issues (“ASC Topic 805”), also referred to as “purchase accounting.” Under the asset acquisition method of accounting, acquiring assets in groups not only requires ascertaining the cost of the asset (or net assets), but also allocating that cost to the individual assets (or individual assets and liabilities) that make up the group. Per ASC Topic 805, assets are recognized based on their cost to the acquiring entity, which generally includes transaction costs of the asset acquisition, and no gain or loss is recognized unless the fair value of non-cash assets given as consideration differs from the assets carrying amounts on the acquiring entity’s books.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

Immediately following the acquisitions of AFT and AIF, the Company recorded its assets at their respective fair values. Since the fair value of the net assets acquired exceeded the merger consideration paid by the Company, the Company recognized a deemed contribution from Investment Adviser. See Note 10 for additional information regarding the Mergers.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 enhances the disclosures required for reportable segments on an annual and interim basis. ASU 2023-07 is effective on a retrospective basis for annual periods beginning after December 15, 2023, for interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company is currently assessing the impact of this guidance.

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

For accounting purposes only, we are required under GAAP to accrue a theoretical capital gains incentive fee based upon net realized capital gains and unrealized capital gain and loss on investments held at the end of each period. The accrual of this theoretical capital gains incentive fee assumes all unrealized capital gain and loss is realized in order to reflect a theoretical capital gains incentive fee that would be payable to the Investment Adviser at each measurement date. There was no accrual for theoretical capital gains incentive fee for the three and nine months ended September 30, 2024 and 2023. It should be noted that a fee so calculated and accrued would not be payable under the Investment Advisers Act of 1940 (the “Advisers Act”) or the investment advisory management agreement, and would not be paid based upon such computation of capital gains incentive fees in subsequent periods. Amounts actually paid to the Investment Adviser will be consistent with the Advisers Act and formula reflected in the investment advisory management agreement which specifically excludes consideration of unrealized capital gain.

For the three and nine months ended September 30, 2024, the Company recognized $4,428 and $13,203, respectively, of management fees, and $4,601 and $16,212, respectively, of incentive fees before impact of waived fees. For the three and nine months ended September 30, 2023, the Company recognized $4,374 and $12,972, respectively, of management fees, and $5,917 and $18,233, respectively, of incentive fees before impact of waived fees. For the three and nine months ended September 30, 2024 and 2023, no management fees and no incentive fees were waived.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

As of September 30, 2024 management and performance-based incentive fees payable were $4,428 and $4,601, respectively. As of December 31, 2023, management and performance-based incentive fees payable were $4,397 and $6,332, respectively.

In connection with the Mergers, the Company and the Investment Adviser agreed that, for purposes of incentive fee calculations under the Investment Advisory Agreement, any amortization or accretion of any purchase premium or purchase discount to interest income or any gains or losses resulting solely from accounting adjustments to the cost basis of the assets beneficially owned by AFT and AIF assets acquired in the Mergers as required under applicable accounting guidance under ASC 805 will be excluded.

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

There was no management fee and performance based fee offset for the three and nine months ended September 30, 2024, respectively. For the three and nine months ended September 30, 2023, management fee and performance based fee offset was $0 and $274, respectively.

Administration Agreement with AIA

The Company has also entered into an administration agreement with the Administrator (the “Administration Agreement”) under which AIA provides administrative services for the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator and requested to be reimbursed by the Administrator in performing its obligations under the Administration Agreement. The expenses include rent and the Company’s allocable portion of compensation and other related expenses for its Chief Financial Officer, Chief Legal Officer and Chief Compliance Officer and their respective staffs. For the three and nine months ended September 30, 2024, the Company recognized administrative services expense under the Administration Agreement of $1,036 and $3,084, respectively. For the three and nine months ended September 30, 2023, the Company recognized administrative services expense under the Administration Agreement of $1,621 and $4,469, respectively. There was no amount payable to AIA and its affiliates for expenses paid on our behalf as of September 30, 2024 and December 31, 2023.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

Administrative Service Expense Reimbursement

Merx Aviation Finance, LLC (“Merx”), a wholly-owned portfolio company of the Company, has entered into an administration agreement with the Administrator (the “Merx Administration Agreement”) under which AIA provides administrative services to Merx and several Merx managed entities. For the three and nine months ended September 30, 2024, the Company recognized administrative service expense reimbursements of $75 and $225, respectively, under the Merx Administration Agreement. For the three and nine months ended September 30, 2023, the Company recognized administrative service expense reimbursements of $76 and $224, respectively.

Debt Expense Reimbursements

The Company has also entered into debt expense reimbursement agreements with Merx and several other portfolio companies, which will reimburse the Company for reasonable out-of-pocket expenses incurred, including any interest, fees or other amounts incurred by the Company in connection with letters of credit issued on their behalf. For the three and nine months ended September 30, 2024, the Company recognized debt expense reimbursements of $87 and $372, respectively, under the debt expense reimbursement agreements. For the three and nine months ended September 30, 2023, the Company recognized debt expense reimbursements of $327 and $865, respectively, under the debt expense reimbursement agreements.

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

As of September 30, 2024, the Company’s co-investment holdings were 77% of the portfolio or $2,319,815, measured at fair value. On a cost basis, 72% of the portfolio or $2,337,905 were co-investments. As of December 31, 2023, the Company’s co-investment holdings were 77% of the portfolio or $1,808,017, measured at fair value. On a cost basis, 72% of the portfolio or $1,817,084 were co-investments.

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

On September 1, 2022, $110,700 of the Merx first lien secured revolver held by the Company was converted into common equity. On September 30, 2023, Merx amended its credit agreement and the commitment of the Merx first lien secured revolver decreased to $100,000. The balance of the Merx revolver as of September 30, 2024 was $59,575 and as of December 31, 2023 was $74,075.

Sub-Servicing Agreement

On November 2, 2023, MFIC Bethesda CLO 1 LLC entered into a sub-servicing agreement with MidCap Financial Services, LLC (the “Sub-Servicing Agreement”), under which MidCap Financial Services, LLC provides management services to Bethesda CLO 1 Issuer in connection with the issuance of the Bethesda CLO 1 Notes. Under the Sub-Servicing Agreement, MFIC Bethesda CLO 1 LLC will pay MidCap Financial Services, LLC a fee in the amount of $100 on an annual basis. The Company paid $- and $41 to Midcap Financial Services, LLC during the three and nine months ended September 30, 2024, respectively.

Note 4. Earnings Per Share

The following table sets forth the computation of earnings (loss) per share (“EPS”), pursuant to ASC 260-10, for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic Earnings Per Share
Net increase (decrease) in net assets resulting from operations	$26,716	$29,963	$74,761	$85,500
Weighted average shares outstanding	87,268,679	65,253,275	72,645,309	65,356,324
Basic earnings (loss) per share	$0.31	$0.46	$1.03	$1.31

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

Note 5. Investments

Fair Value Measurement and Disclosures

The following table shows the composition of our investment portfolio as of September 30, 2024, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$2,784,250	$2,755,309	$—	$142,597	$2,612,712
Second Lien Secured Debt	37,859	34,956	—	26,690	8,266
Unsecured Debt	6,039	3,560	—	3,434	126
Structured Products and Other	57,742	46,257	—	17,726	28,531
Preferred Equity	16,139	25,450	—	—	25,450
Common Equity/Interests	325,586	161,428	2,102	—	159,326
Warrants	965	134	—	—	134
Total Investments	$3,228,580	$3,027,094	$2,102	$190,447	$2,834,545
Money Market Fund	$1,563	$1,563	$1,563	$—	$—
Total Cash Equivalents	$1,563	$1,563	$1,563	$—	$—
Total Investments after Cash Equivalents	$3,230,143	$3,028,657	$3,665	$190,447	$2,834,545

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

The following table shows changes in the fair value of our Level 3 investments during the three months ended September 30, 2024:

	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Fair value as of June 30, 2024	$2,202,813	$5,446	$325	$34,705	$32,610	$158,583	$170	$2,434,652
Net realized gains (losses)	472	(9)	—	—	—	1,267	—	1,730
Net change in unrealized gains (losses)	(9,268)	(596)	(219)	(1,682)	2,503	(1,285)	(36)	(10,583)
Net amortization on investments	2,078	7	—	—	—	—	—	2,085
Purchases, including capitalized PIK (3)	540,814	3,619	20	—	473	2,334	—	547,260
Sales (3)	(124,197)	(201)	—	(4,492)	(10,136)	(1,573)	—	(140,599)
Transfers out of Level 3 (1)	—	—	—	—	—	—	—	—
Transfers into Level 3 (1)	—	—	—	—	—	—	—	—
Fair value as of September 30, 2024	$2,612,712	$8,266	$126	$28,531	$25,450	$159,326	$134	$2,834,545

Net change in unrealized gains (losses) on Level 3 investments still held as of September 30, 2024	$(8,387)	$(553)	$(154)	$(1,682)	$(1,227)	$95	$(36)	$(11,944)

The following table shows changes in the fair value of our Level 3 investments during the nine months ended September 30, 2024:

	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Fair value as of December 31, 2023	$2,075,031	$31,887	$—	$41,333	$32,405	$152,127	$199	$2,332,982
Net realized gains (losses)	(2,318)	264	—	—	—	(14,074)	—	(16,128)
Net change in unrealized gains (losses)	(9,974)	11,434	(2,566)	(7,754)	2,592	8,526	(641)	1,617
Net amortization on investments	5,655	13	—	—	—	—	—	5,668
Purchases, including capitalized PIK (3)	1,115,734	3,918	2,692	2,533	590	14,739	576	1,140,782
Sales (3)	(571,416)	(31,540)	—	(7,581)	(10,137)	(1,992)	—	(622,666)
Transfers out of Level 3 (1)	—	(7,710)	—	—	—	—	—	(7,710)
Transfers into Level 3 (1)	—	—	—	—	—	—	—	—
Fair value as of September 30, 2024	$2,612,712	$8,266	$126	$28,531	$25,450	$159,326	$134	$2,834,545

Net change in unrealized gains (losses) on Level 3 investments still held as of September 30, 2024	$(18,701)	$(1,454)	$(2,566)	$(7,754)	$(1,961)	$6,902	$(641)	$(26,175)

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
(2)
Includes unfunded commitments measured at fair value of $(4,777).
(3)
Includes reorganizations and restructuring of investments. Includes all activities from the Mergers.

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
(2)
Includes unfunded commitments measured at fair value of (3,497).
(3)
Includes reorganizations and restructuring of investments.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of September 30, 2024 and December 31, 2023. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

The unobservable inputs used in the fair value measurement of our Level 3 investments as of September 30, 2024 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range		Weighted Average (1)
First Lien Secured Debt	$2,226,962	Yield Analysis	Discount Rate	4.1%	24.2%	11.0%
	225,136	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	128,252	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
	32,362	Market Comparable Technique	Comparable Multiple	0.4x	8.25x	3.09x
Second Lien Secured Debt	5,561	Market Comparable Technique	Comparable Multiple	5.9x	5.9x	5.9x
	2,705	Yield Analysis	Discount Rate	16.5%	32.8%	32.0%
Unsecured Debt	105	Market Comparable Technique	Comparable Multiple	3.9x	3.9x	3.9x
	21	Recent Transaction	Recent Transaction	N/A	N/A	N/A
Structured Products and Other	28,531	Yield Analysis	Discount Rate	11.3%	12.4%	11.6%
Preferred Equity	24,698	Market Comparable Technique	Comparable Multiple	0.5x	17.3x	9.2x
	511	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	241	Yield Analysis	Discount Rate	13.3%	13.3%	13.3%
	—	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
Common Equity/Interests	123,678	Yield Analysis	Discount Rate	10.0%	13.3%	10.0%
	19,393	Estimated Proceeds	Estimated Proceeds	N/A	N/A	N/A
	15,223	Market Comparable Technique	Comparable Multiple	0.8x	21.5x	11.7x
	814	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	218	Option Pricing Model	Expected Volatility	30.0%	95.0%	50.4%
	—	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
Warrants	134	Option Pricing Model	Expected Volatility	50.0%	50.0%	50.0%
	—	Market Comparable Technique	Comparable Multiple	3.9x	3.9x	3.9x
Total Level 3 Investments	$2,834,545

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

Investment Transactions

For the three and nine months ended September 30, 2024, purchases of investments on a trade date basis including all activities from the Mergers were $911,941 and $1,310,094, respectively. For the three and nine months ended September 30, 2023, purchases of investments on a trade date basis were $30,345 and $283,004, respectively.

For the three and nine months ended September 30, 2024, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $327,347 and $619,093, respectively. For the three and nine months ended September 30, 2023, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $72,925 and $323,689, respectively.

PIK Income

The Company holds loans and other investments, including certain preferred equity investments, that have contractual PIK income. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. During the three and nine months ended September 30, 2024, PIK income earned was $2,974 and $7,476, respectively. During the three and nine months ended September 30, 2023, PIK income earned was $479 and $2,076, respectively.

The following table shows the change in capitalized PIK balance for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
PIK balance at beginning of period	$28,909	$23,117	$24,485	$21,534
PIK income capitalized	4,302	455	8,726	2,057
Adjustments due to investments exited or written off	—	—	—	(19)
PIK income received in cash	—	—	—	—
PIK balance at end of period	$33,211	$23,572	$33,211	$23,572

Dividend Income on CLOs and Structured Finance Products

The Company holds structured finance products and other investments. The CLO equity investments and structured finance products are entitled to recurring distributions which are generally equal to the excess cash flow generated from the underlying investments after payment of the contractual payments to debt holders and fund expenses. The Company records as dividend income the accretable yield from its beneficial interests in structured products such as CLOs based upon a number of cash flow assumptions that are subject to uncertainties and contingencies. During the three and nine months ended September 30, 2024, dividend income from structured products was $241 and $476, respectively. During the three and nine months ended September 30, 2023, dividend income from structured products was $636 and $704, respectively.

Investments on Non-Accrual Status

As of September 30, 2024, 2.3% of total investments at amortized cost, or 1.8% of total investments at fair value, were on non-accrual status. As of December 31, 2023, 1.2% of total investments at amortized cost, or 0.2% of total investments at fair value, were on non-accrual status.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

Note 6. Debt and Foreign Currency Transactions and Translations

On April 4, 2018, the Company’s Board, including a “required majority” (as defined in Section 57(o) of the 1940 Act, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, effective on April 4, 2019, our asset coverage requirement applicable to senior securities was reduced from 200% to 150% (i.e., the revised regulatory leverage limitation permits BDCs to double the amount of borrowings, such that we would be able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us).

The Company’s outstanding debt obligations as of September 30, 2024 were as follows:

	Date Issued/ Amended	Total Aggregate Principal Amount Committed		Principal Amount Outstanding		Fair Value		Final Maturity Date
Senior Secured Facility	4/19/2023	$1,705,000	**	$991,909	*	$991,909	(1)	4/19/2028
MFIC Bethesda CLO I LLC Class A-1 Notes	11/2/2023	232,000		232,000		232,909	(2)	10/23/2035
2025 Notes	3/3/2015	350,000		350,000		346,555	(2)	3/3/2025
2026 Notes	7/16/2021	125,000		125,000		117,907	(2)	7/16/2026
2028 Notes	12/13/2023	80,000		80,000		80,512	(3)	12/15/2028
Total Debt Obligations		$2,492,000		$1,778,909		$1,769,792
Deferred Financing Costs and Debt Discount				(6,075)
Total Debt Obligations, net of Deferred Financing Cost and Debt Discount				$1,772,834

* Includes foreign currency debt obligations as outlined in Foreign Currency Transactions and Translations within this note to the consolidated financial statements.

** Prior to November 19, 2022, total lender commitments were $1,810,000. As of September 30, 2024, total lender commitments were $1,705,000. The total lender commitments will remain $1,705,000 until December 22, 2024 and will decrease to $1,550,000 thereafter.

(1)
The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of September 30, 2024. The valuation is based on a yield analysis and discount rate commensurate with the market yields for similar types of debt.
(2)
The fair value of these debt obligations would be categorized as Level 2 under ASC 820 as of September 30, 2024. The valuation is based on broker quoted prices.
(3)
The fair value of these debt obligations would be categorized as Level 1 under ASC 820 as of September 30, 2024. The valuation is arrived using the closing price on exchange as on the relevant date.

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

The Senior Secured Facility contains affirmative and restrictive covenants, events of default and other customary provisions for similar debt facilities, including: (a) periodic financial reporting requirements, (b) maintaining minimum stockholders’ equity of the greater of (i) 30% of the total assets of the Company and its consolidated subsidiaries as of the last day of any fiscal quarter and (ii) the sum of (A) $705,000 plus (B) 25% of the net proceeds from the sale of equity interests in the Company after the closing date of the Senior Secured Facility, (c) maintaining a ratio of total assets, less total liabilities (other than indebtedness) to total indebtedness, in each case of the Company and its consolidated subsidiaries, of not less than 1.5:1.0, (d) limitations on the incurrence of additional indebtedness, including a requirement to meet a certain minimum liquidity threshold before the Company can incur such additional debt, (e) limitations on liens, (f) limitations on investments (other than in the ordinary course of the Company’s business), (g) limitations on mergers and disposition of assets (other than in the normal course of the Company’s business activities), (h) limitations on the creation or existence of agreements that permit liens on properties of the Company’s consolidated subsidiaries and (i) limitations on the repurchase or redemption of certain unsecured debt and debt securities. In addition to the asset coverage ratio described in clause (c) of the preceding sentence, borrowings under the Senior Secured Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in the Company’s portfolio. The advance rate applicable to any specific type of asset in the Company’s portfolio will also depend on the relevant asset coverage ratio as of the date of determination. Borrowings under the Senior Secured Facility will also continue to be subject to the leverage restrictions contained in the 1940 Act.

The Senior Secured Facility also provides for the issuance of letters of credit up to an aggregate amount of $150,000. As of September 30, 2024 and December 31, 2023, the Company had $15,782 and $17,291, respectively, in standby letters of credit issued through the Senior Secured Facility. The amount available for borrowing under the Senior Secured Facility is reduced by any standby letters of credit issued through the Senior Secured Facility. Under GAAP, these letters of credit are considered commitments because no funding has been made and as such are not considered a liability. These letters of credit are not senior securities because they are not in the form of a typical financial guarantee and the portfolio companies are obligated to refund any drawn amounts. The available remaining capacity under the Senior Secured Facility was $697,309 and $1,004,732 as of September 30, 2024 and December 31, 2023, respectively. Terms used in this disclosure have the meanings set forth in the Senior Secured Facility agreement.

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

As of September 30, 2024, the $350,000 aggregate principal amount of the 2025 Notes was considered Covered Debt, as defined in the amended and restated agreement, which may restrict the Company’s ability to borrow the maximum amount available under the Senior Security Facility.

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

		September 30, 2024
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

The Bethesda CLO 1 Notes is not registered under the Securities Act, or any state securities or “blue sky” laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from registration.

The Company serves as collateral manager to the Bethesda CLO 1 Issuer under a collateral management agreement and has agreed to irrevocably waive all collateral management fees payable pursuant to the collateral management agreement.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Average debt outstanding	$1,715,216	$1,437,218	$1,509,102	$1,451,728
Maximum amount of debt outstanding	1,791,303	1,483,105	1,791,303	1,484,362

Weighted average annualized interest cost (1)	6.94%	6.76%	7.01%	6.61%
Annualized amortized debt issuance cost	0.41%	0.40%	0.46%	0.40%
Total annualized interest cost	7.35%	7.16%	7.47%	7.02%

________________

(1)
Includes the stated interest expense and commitment fees on the unused portion of the Senior Secured Facility. Commitment fees for the three and nine months ended September 30, 2024 were $724 and $2,720, respectively. Commitment fees for the three and nine months ended September 30, 2023 were $650 and $1,945, respectively.

Foreign Currency Transactions and Translations

The Company had the following foreign-denominated debt outstanding on the Senior Secured Facility as of September 30, 2024:

	Original Principal Amount (Local)		Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
British Pound		£17,300	$21,560	$23,139	$(1,579)	10/31/2024
European Euro		€2,700	2,991	3,006	(15)	10/31/2024
Canadian Dollar	C$	12,800	9,304	9,464	(160)	10/31/2024
Total			$33,855	$35,609	$(1,754)

The Company had the following foreign-denominated debt outstanding on the Senior Secured Facility as of December 31, 2023:

	Original Principal Amount (Local)	Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
British Pound	£36,900	$45,909	$46,977	$(1,068)	1/31/2024
Total		$45,909	$46,977	$(1,068)

As of September 30, 2024 and December 31, 2023, the Company was in compliance with all debt covenants for all outstanding debt obligations.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

Note 7. Stockholders’ Equity

The Company adopted the following plans, approved by the Board, for the purpose of repurchasing its common stock in accordance with applicable rules specified in the Securities Exchange Act of 1934 (the “1934 Act”) (the “Repurchase Plans”):

Date of Agreement/Amendment	Maximum Cost of Shares That May Be Repurchased	Cost of Shares Repurchased	Remaining Cost of Shares That May Be Repurchased
August 5, 2015	$50,000	$50,000	$—
December 14, 2015	50,000	50,000	—
September 14, 2016	50,000	50,000	—
October 30, 2018	50,000	50,000	—
February 6, 2019	50,000	48,107	1,893
February 3, 2022	25,000	—	25,000
Total as of September 30, 2024	$275,000	$248,107	$26,893

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

During the three and nine months ended September 30, 2024, the Company did not repurchase any shares.

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

Since the inception of the Repurchase Plans through September 30, 2024, the Company repurchased 15,593,120 shares at a weighted average price per share of $15.91, inclusive of commissions, for a total cost of $248,107. Including fractional shares, the Company has repurchased 15,593,150 shares at a weighted average price per share of $15.91, inclusive of commissions for a total cost of $248,107.

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

On July 22, 2024, the Company completed the Mergers with AFT and AIF. In connection with the Mergers, the Company issued an aggregate of 28,527,003 shares of the Company's common stock valued at approximately $440,140. For more information, please see Note 10 “Mergers with AFT and AIF” to our consolidated financial statements included in this report.

On August 13, 2024, the Company entered into (i) an equity distribution agreement by and among the Company, the Investment Adviser, the Administrator and Truist Securities, Inc. (“Truist”) and (ii) an equity distribution agreement by and among the Company, the Investment Adviser, the Administrator and Jefferies LLC (“Jefferies,” and together with Truist, the “Sales Agents”). The equity distribution agreements with the Sales Agents described in the preceding sentence are collectively referred to herein as the “Equity Distribution Agreements.” The Equity Distribution Agreements provided that the Company may from time to time issue and sell shares of its common stock, par value $0.001 per share (“Shares”), having an aggregate offering price of up to $200,000, through the Sales Agents, or to them as principal for their own respective accounts. Sales of the shares, if any, may be made in transactions that are deemed to be an “at the market” (“ATM”) offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, including without limitation sales made directly on or through the NASDAQ Global Select Market, sales made to or through market makers and sales made through any other existing trading market or electronic communications network, and by any other method permitted by law, including but not limited to privately negotiated transactions, which may include block trades, as the Company and the Sales Agents may agree. The Sales Agents will receive a commission from the Company up to 1.5% of the gross sales price of any Shares sold through the Sales Agents under the Equity Distribution Agreements. The Company may from time to time issue and sell shares of its common stock through public or ATM offerings. For the three months ended September 30, 2024, there were no shares issued through ATM offerings.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

Note 8. Commitments and Contingencies

The Company has various commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of September 30, 2024, and December 31, 2023, the Company had the following unfunded commitments to its portfolio companies:

	September 30, 2024	December 31, 2023
Unfunded revolver obligations and bridge loan commitments (1)	$212,758	$139,979
Standby letters of credit issued and outstanding (2)	20,911	42,921
Unfunded delayed draw loan commitments (including commitments with performance thresholds not met) (3)	243,013	167,756
Total Unfunded Commitments (4)	$476,682	$350,656

(1)
The unfunded revolver obligations may or may not be funded to the borrowing party in the future. The amounts relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of September 30, 2024 and December 31, 2023, subject to the terms of each loan’s respective credit agreements which includes borrowing covenants that need to be met prior to funding. As of September 30, 2024 and December 31, 2023, the bridge loan commitments included in the balances were $0 and $0, respectively.
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
(4)
The Company also had an unfunded revolver commitment to its fully controlled affiliate Merx Aviation Finance, LLC of $40,425 and $25,925 as of September 30, 2024 and December 31, 2023, respectively. Given the Company’s controlling interest, the timing and the amount of the funding has not been determined.

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business.

On March 14, 2023, certain First Lien and Second Lien holders of debt issued by Mitel filed a complaint in New York State Court captioned Ocean Trails CLO VII et al v. MLN TopCo Ltd., et al, Index No. 651327/2023, against certain other First Lien and Second Lien debt holders, including AFT and AIF, alleging, among other things, that the defendant lenders breached the terms of their lending agreements and the New York Uniform Voidable Transfer Act in connection with certain amendments to the relevant documents governing the debt. Plaintiffs seek to have the amendments in question declared void. On December 5, 2023, the trial court granted defendants’ motions to dismiss in part and denied them in part. The trial matter is currently in discovery. The plaintiffs and defendants have also taken interlocutory appeals of the courts’ motion to dismiss ruling to the intermediate New York State appellate court, which are pending. No reasonable estimate of possible loss, if any, can be made at this time.

Management is not aware of any pending or threatened material litigation as of September 30, 2024 other than the matter disclosed above.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

Note 9. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2024 and 2023.

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
	(Unaudited)	(Unaudited)
Per Share Data*
Net asset value at beginning of period	$15.41	$15.10
Net investment income (1)	1.31	1.32
Net realized and change in unrealized gains (losses) (1)	(0.28)	(0.01)
Net increase in net assets resulting from operations	1.03	1.31
Distribution of net investment income (2)	(1.34)	(1.14)
Distribution of return of capital (2)	—	0.00
Accretion due to share repurchases	—	0.01
Net asset value at end of period	$15.10	$15.28

Per share market value at end of period	$13.39	$13.75
Total return (3)	7.29%	31.95%
Shares outstanding at end of period	93,780,278	65,253,275
Weighted average shares outstanding	72,645,309	65,356,324

Ratio/Supplemental Data
Net assets at end of period (in millions)	$1,416.2	$996.8
Annualized ratio of operating expenses to average net assets (4)(5)	4.67%	5.68%
Annualized ratio of interest and other debt expenses to average net assets (5)	10.21%	10.26%
Annualized ratio of total expenses to average net assets (4)(5)	14.88%	15.94%
Annualized ratio of net investment income to average net assets (5)	11.60%	11.62%
Average debt outstanding (in millions)	$1,509.1	$1,451.7
Average debt per share	$20.77	$22.21
Annualized portfolio turnover rate (5)(7)	32.49%	15.83%
Asset coverage per unit (6)	$1,796	$1,693

* Totals may not foot due to rounding.

(1)
Financial highlights are based on the weighted average number of shares outstanding for the period presented.
(2)
The tax character of distributions is determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. Although the tax character of distributions paid to stockholders through September 30, 2024 may include return of capital, the exact amount cannot be determined at this point. Per share amounts are based on actual rate per share.
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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

(4)
The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets are shown inclusive of all voluntary management and incentive fee waivers (See Note 3 to the consolidated financial statements). For the nine months ended September 30, 2024, the annualized ratio of operating expenses to average net assets and the annualized ratio of total expenses to average net assets would be 4.70% and 14.95%, respectively, without the voluntary fee waivers. For the nine months ended September 30, 2023, the annualized ratio of operating expenses to average net assets and the annualized ratio of total expenses to average net assets would be 5.75% and 16.13%, respectively, without the voluntary fee waivers.
(5)
Annualized for the nine months ended September 30, 2024 and 2023.
(6)
The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the asset coverage per unit. As of September 30, 2024, the Company's asset coverage was 180%.
(7)
Includes investments acquired from the Mergers.

Note 10. Mergers with AFT and AIF

On July 22, 2024, the Company completed its mergers with AFT and AIF. Pursuant to the AFT Merger Agreement, AFT Merger Sub was first merged with and into AFT, with AFT continuing as the surviving company, and, following the effectiveness of the AFT First Merger, AFT was then merged with and into the Company, with the Company continuing as the surviving company. In accordance with the terms of the AFT Merger Agreement, at the effective time of the AFT First Merger, each outstanding share of common stock, par value $0.001 per share, of AFT was converted into the right to receive 0.9547 shares of common stock, par value $0.001 per share, of the Company (with AFT stockholders receiving cash in lieu of fractional shares of the Company). Pursuant to the AIF Merger Agreement, AIF Merger Sub was first merged with and into AIF, with AIF continuing as the surviving company, and, following the effectiveness of the AIF First Merger, AIF was then merged with and into the Company, with the Company continuing as the surviving company. In accordance with the terms of the AIF Merger Agreement, at the effective time of the AIF First Merger, each outstanding share of common stock, par value $0.001 per share, of AIF was converted into the right to receive 0.9441 shares of common stock, par value $0.001 per share, of the Company (with AIF stockholders receiving cash in lieu of fractional shares of the Company). As a result of the Mergers, the Company issued an aggregate of 28,527,003 shares of its common stock to former AFT and AIF stockholders.

The Mergers were considered asset acquisitions under generally accepted accounting principles with the Company being the accounting survivor. The Mergers were accounted for under the asset acquisition method of accounting by the Company in accordance with ASC 805. Under asset acquisition accounting, acquiring assets in groups not only requires ascertaining the cost of the asset (or net assets), but also allocating that cost to the individual assets (or individual assets and liabilities) that make up the group. Per ASC 805-50-30-1, assets are recognized based on their cost to the acquiring entity, which generally includes transaction costs of the asset acquisition, and no gain or loss is recognized unless the fair value of noncash assets given as consideration differs from the assets’ carrying amounts on the acquiring entity’s records. ASC 805-50-30-2 provides that asset acquisitions in which the consideration given is cash are measured by the amount of cash paid. However, if the consideration given is not in the form of cash (that is, in the form of noncash assets, liabilities incurred, or equity interests issued), measurement is based on the cost to the acquiring entity or the fair value of the assets (or net assets) acquired, whichever is more clearly evident and, thus, more reliably measured.

The Company determined the fair value of the shares of the Company's common stock that were issued to former AFT and AIF stockholders pursuant to the AFT Merger Agreement and AIF Merger Agreement plus transaction costs to be the consideration paid in connection with the Mergers under ASC 805. The consideration paid to AFT and AIF stockholders was less than the aggregate fair values of the AFT and AIF assets acquired and liabilities assumed, which resulted in a purchase discount (the “purchase discount”). Since the fair value of the net assets acquired exceeded the merger consideration paid by the Company, the Company recognized a deemed contribution from Investment Adviser.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

The Mergers were considered a tax-free reorganization and the Company has carried forward the historical adjusted tax cost of AFT and AIF investments for tax purposes. The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed as a result of the Mergers:

	AFT	AIF	AFT / AIF
Common stock issued by the Company[1]	$228,076	$209,529	$437,605
Deemed contribution from the Investment Advisor	1,313	1,222	2,535
Total Purchase Consideration	$229,389	$210,751	$440,140

Assets Acquired:
Investments, at fair value	$310,795	$285,092	$595,887
Cash & Cash Equivalent[2]	2,699	7,232	9,931
Other Assets	7,592	8,506	16,098
Total Assets Acquired	$321,086	$300,830	$621,916
Liabilities Assumed[3,4]	(91,697)	(90,079)	(181,776)
Net Assets Acquired	$229,389	$210,751	$440,140

(1)
Based on the Company's closing market price on July 19, 2024 of $15.34 and 28,527,003 shares of common stock issued by the Company in conjunction with the Mergers. The Company paid $1 to stockholders in cash in lieu of fractional shares resulting from the Mergers.
(2)
Includes $2 and $2 foreign cash and cash equivalents for AFT and AIF, respectively.
(3)
Includes $207 and $191 management fee accrued through the closing date of the Mergers pursuant to an investment advisory agreement between AFT and AIF and an affiliate of the Investment Adviser respectively, which was terminated upon the closing of the Mergers. The payable for these fees was assumed by the Company and paid by the Company to the affiliate of the Investment Adviser in August 2024.
(4)
On July 22, 2024, the Company paid down outstanding debt obligations of AFT and AIF totaling $177 million.

Note 11. Subsequent Events

Management has evaluated subsequent events through the date of issuance of these financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the consolidated financial statements other than those disclosed below.

Distribution Declarations

On November 6, 2024, the Company’s Board declared a base distribution of $0.38 per share, payable on December 26, 2024 to stockholders of record as of December 10, 2024. There can be no assurances that the Board will continue to declare a base distribution of $0.38 per share.

Amended Senior Secured Facility

On October 17, 2024, the Company amended and extended the Senior Secured Facility (the "Amended Senior Secured Facility"). Lender commitments under the Amended Senior Secured Facility will increase from $1.705 billion to $1.815 billion until December 22, 2024 and will decrease to $1.660 billion thereafter. The Amended Senior Secured Facility includes an “accordion” feature that allows the Company to increase the size of the Facility to $2.723 billion.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

The final maturity date under the Amended Senior Secured Facility for extending lenders was extended by over a year from April 19, 2028 to October 17, 2029. The covenants and representations and warranties the Company is required to comply with were also modified (including, among other things, that the minimum stockholders’ equity test was reset), but the remaining material business terms and conditions of the Amended Senior Secured Facility remain substantially the same. The Amended Senior Secured Facility continues to include usual and customary events of default for senior secured revolving credit facilities of this type.

Borrowings under the Amended Senior Secured Facility (and the incurrence of certain other permitted debt) continue to be subject to compliance with a Borrowing Base that applies different advance rates to different types of assets in the Company’s portfolio. The advance rate applicable to any specific type of asset in the Company’s portfolio depends on the relevant asset coverage ratio as of the date of determination. Borrowings under the Amended Senior Secured Facility continue to be subject to the leverage restrictions contained in the 1940 Act. Terms used in this disclosure have the meanings set forth in the Amended Senior Secured Facility.

Report of Independent Registered Public Accounting Firm

To the stockholders and Board of Directors of MidCap Financial Investment Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of MidCap Financial Investment Corporation (the “Company”) as of September 30, 2024, the related consolidated statements of operations and changes in net assets for the three-month and nine-month periods ended September 30, 2024 and 2023, the consolidated statements of cash flows and the financial highlights for the nine-month periods ended September 30, 2024 and 2023, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities, including the consolidated schedule of investments, of the Company as of December 31, 2023, and the related consolidated statements of operations, changes in net assets, and cash flows for the year then ended (not presented herein), and the financial highlights for the year then ended (not presented herein); and in our report dated February 26, 2024, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, as of December 31, 2023, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities, including the consolidated schedule of investments, from which it has been derived.

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

November 7, 2024

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

Overview

MidCap Financial Investment Corporation (the “Company,” “MFIC,” “we,” “us,” or “our”) was incorporated under the Maryland General Corporation Law in February 2004. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Pursuant to this election and assuming we qualify as a RIC, we generally do not have to pay corporate-level federal income taxes on any income we distribute to our stockholders. We commenced operations on April 8, 2004 upon completion of our initial public offering that raised $870 million in net proceeds from selling 62 million shares of common stock at a price of $15.00 per share (20.7 million shares at a price of $45.00 per share adjusted for the one-for-three reverse stock split). Since then, and through September 30, 2024, we have raised approximately $2.68 billion in net proceeds from additional offerings of common stock and we have repurchased common stock for $248.1 million.

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

On July 22, 2024, the Company consummated the transactions contemplated by the (i) an Agreement and Plan of Merger (the “AFT Merger Agreement”) with Apollo Senior Floating Rate Fund Inc., a Maryland corporation (“AFT”), AFT Merger Sub, Inc., a Maryland corporation and a direct wholly-owned subsidiary of the Company (“AFT Merger Sub”), and, solely for the limited purposes set forth therein, the Investment Adviser, and (ii) an Agreement and Plan of Merger (the “AIF Merger Agreement” and, together with the AFT Merger Agreement, the “Merger Agreements”) with Apollo Tactical Income Fund Inc., a Maryland corporation (“AIF”), AIF Merger Sub, Inc., a Maryland corporation and a direct wholly-owned subsidiary of the Company (“AIF Merger Sub”), and, solely for the limited purposes set forth therein, the Investment Adviser. In connection therewith, AFT and AIF merged with an into the Company, with the Company continuing as the surviving company. For more information on the Mergers, please see Note 10 "Mergers with AFT and AIF" to our consolidated financial statements included in this report.

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

Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment, the competitive environment for the types of investments we make. As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of September 30, 2024, non-qualifying assets represented approximately 8.3% of the total assets of the Company.

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

Portfolio and Investment Activity

Our portfolio and investment activity during the three and nine months ended September 30, 2024 and 2023, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)*	2024	2023	2024	2023
Investments made in portfolio companies(1)	$911.9	$30.3	$1,310.1	$283.0
Investments sold(1)	(188.5)	—	(188.5)	—
Net activity before repaid investments(1)	723.4	30.3	1,121.6	283.0
Investments repaid(1)	(138.8)	(72.9)	(430.6)	(323.7)
Net investment activity(1)	$584.6	$(42.6)	$691.0	$(40.7)

Portfolio companies, at beginning of period	165	150	152	135
Number of investments in new portfolio companies(1)	131	2	156	22
Number of exited companies(1)	(46)	(3)	(58)	(8)
Portfolio companies at end of period(1)	250	149	250	149

Number of investments in existing portfolio companies	60	32	97	68

* Totals may not foot due to rounding.

(1)
Includes investments acquired from the Mergers.

Our portfolio composition and weighted average yields as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024	December 31, 2023
Portfolio composition, at fair value:
First lien secured debt	91%	89%
Second lien secured debt	1%	1%
Total secured debt	92%	90%
Unsecured debt	0%	—%
Structured products and other	2%	2%
Preferred equity	1%	1%
Common equity/interests and warrants	5%	7%
Weighted average yields, at amortized cost (1):
First lien secured debt (2)	11.1%	12.1%
Second lien secured debt (2)	14.0%	13.7%
Secured debt portfolio (2)	11.1%	12.1%
Unsecured debt portfolio (2)	9.5%	—%
Total debt portfolio (2)	11.1%	12.1%
Total portfolio (3)	9.6%	10.1%
Interest rate type, at fair value (4):
Fixed rate amount	$0.0 billion	$0.0 billion
Floating rate amount	$2.7 billion	$2.0 billion
Fixed rate, as percentage of total	1%	0%
Floating rate, as percentage of total	99%	100%
Interest rate type, at amortized cost (4):
Fixed rate amount	$0.0 billion	$0.0 billion
Floating rate amount	$2.7 billion	$2.0 billion
Fixed rate, as percentage of total	1%	0%
Floating rate, as percentage of total	99%	100%

(1)
An investor’s yield may be lower than the portfolio yield due to sales loads and other expenses.
(2)
Exclusive of investments on non-accrual status.
(3)
Inclusive of all income generating investments, non-income generating investments and investments on non-accrual status.
(4)
The interest rate type information is calculated using the Company's corporate debt portfolio and excludes aviation and investments on non-accrual status.

Since the initial public offering of the Company in April 2004 and through September 30, 2024, invested capital totaled $25.2 billion in 783 portfolio companies. Over the same period, the Company completed transactions with more than 100 different financial sponsors.

Recent Developments

On October 17, 2024, the Company amended and extended its senior secured, multi-currency, revolving credit facility (the "Amended Senior Secured Facility"). Lender commitments under the Amended Senior Secured Facility will increase from $1.705 billion to $1.815 billion until December 22, 2024 and will decrease to $1.660 billion thereafter. The Amended Senior Secured Facility includes an “accordion” feature that allows the Company to increase the size of the Facility to $2.723 billion.

The final maturity date under the Amended Senior Secured Facility for extending lenders was extended by over a year from April 19, 2028 to October 17, 2029. The covenants and representations and warranties the Company is required to comply with were also modified (including, among other things, that the minimum stockholders’ equity test was reset), but the remaining material business terms and conditions of the Amended Senior Secured Facility remain substantially the same. The Amended Senior Secured Facility continues to include usual and customary events of default for senior secured revolving credit facilities of this type.

Borrowings under the Amended Senior Secured Facility (and the incurrence of certain other permitted debt) continue to be subject to compliance with a Borrowing Base that applies different advance rates to different types of assets in the Company’s portfolio. The advance rate applicable to any specific type of asset in the Company’s portfolio depends on the relevant asset coverage ratio as of the date of determination. Borrowings under the Amended Senior Secured Facility continue to be subject to the leverage restrictions contained in the 1940 Act. Terms used in this disclosure have the meanings set forth in the Amended Senior Secured Facility.

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

As of September 30, 2024, $2.83 billion or 93.6% of the Company’s investments were classified as Level 3. The high proportion of Level 3 investments relative to our total investments is directly related to our investment philosophy and target portfolio, which consists primarily of long-term secured debt, as well as unsecured and mezzanine positions of private middle-market companies. A fundamental difference exists between our investments and those of comparable publicly traded fixed income investments, namely high-yield bonds, and this difference affects the valuation of our private investments relative to comparable publicly traded instruments.

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. During the nine months ended September 30, 2024, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

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

Results of Operations

Operating results for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)*	2024	2023	2024	2023
Investment Income
Interest income	$77.4	$66.7	$207.5	$198.1
Dividend income	0.7	0.7	1.0	0.9
PIK interest income	3.0	0.5	7.5	2.1
Other income	1.0	0.3	3.6	3.5
Total investment income	$82.1	$68.2	$219.6	$204.6
Expenses
Management and performance-based incentive fees, net of amounts waived	$9.0	$10.3	$29.4	$30.9
Interest and other debt expenses, net of reimbursements	31.8	25.9	84.7	76.2
Administrative services expense, net of reimbursements	1.0	1.5	2.9	4.2
Other general and administrative expenses	2.2	2.5	6.5	7.0
Net Expenses	$44.0	$40.3	$123.4	$118.3
Net Investment Income	$38.1	$27.9	$96.2	$86.2
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses)	$0.5	$(0.2)	$(23.2)	$(1.2)
Net change in unrealized gains (losses)	(11.9)	2.3	1.8	0.5
Net Realized and Change in Unrealized Gains (Losses)	$(11.4)	$2.1	$(21.5)	$(0.7)
Net Increase in Net Assets Resulting from Operations	$26.7	$30.0	$74.8	$85.5

Net Investment Income on Per Average Share Basis (1)	$0.44	$0.43	$1.32	$1.32
Earnings per share — basic (1)	$0.31	$0.46	$1.03	$1.31

* Totals may not foot due to rounding.

(1) Based on the weighted average number of shares outstanding for the period presented.

Total Investment Income

For the three months ended September 30, 2024 as compared to the three months ended September 30, 2023

The increase in total investment income for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily driven by increase in interest income (including PIK) of $13.2 million. The increase in total interest income was due to a higher income-bearing investment portfolio, primarily related to the assets acquired in the mergers with AFT and AIF. This was partially offset by a decrease in the average yield for the total debt portfolio, from 12.0% for the three months ended September 30, 2023 to 11.5% for the three months ended September 30, 2024. Further, there was also an increase in other income of $0.7 million due to higher amendment fees.

For the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023

The increase in total investment income for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily driven by increase in interest income (including PIK) of $14.8 million. The increase in total interest income was due to a higher income-bearing investment portfolio, partially related to the assets acquired in the mergers with AFT and AIF. Additionally, prepayment fees and income recognized from the acceleration of discount, premium, or deferred fees on repaid investments increased from $3.8 million for the nine months ended September 30, 2023 to $6.2 million for the nine months ended September 30, 2024.

Net Expenses

For the three months ended September 30, 2024 as compared to the three months ended September 30, 2023

Net expenses increased by $3.7 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily driven by the increase in interest and other debt expenses of $5.9 million. The increase in interest and other debt expenses was attributed to an increase in average debt outstanding, from $1.44 billion for the three months ended September 30, 2023 to $1.72 billion for the three months ended September 30, 2024. Further, there was an increase in the total annualized cost of debt, from 7.16% for the three months ended September 30, 2023 to 7.35% for the three months ended September 30, 2024. This was partially offset by the decrease of $1.3 million in performance-based incentive fees.

For the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023

Net expenses increased by $5.0 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily driven by the increase in interest and other debt expenses of $8.5 million. The increase in interest and other debt expenses was attributed to an increase in average debt outstanding, from $1.45 billion for the nine months ended September 30, 2023 to $1.51 billion for the nine months ended September 30, 2024. Further, there was an increase in the total annualized cost of debt, from 7.02% for the nine months ended September 30, 2023 to 7.47% for the nine months ended September 30, 2024. This was partially offset by the decrease of $1.6 million in management and performance-based incentive fees (net of amounts waived) due to a decrease in performance based incentive fees.

Net Realized Gains (Losses)

For the three months ended September 30, 2024 as compared to the three months ended September 30, 2023

During the three months ended September 30, 2024, we recognized gross realized gains of $1.3 million and gross realized losses of $0.8 million, resulting in net realized gains of $0.5 million. Net realized losses for the three months ended September 30, 2024 were due to a collection of minor individual losses from several portfolio companies and offset by realized gain from sale of Soliant. Significant realized gains (losses) for the three months ended September 30, 2024 are summarized below:

(in millions)	Net Realized Gain (Loss)
Soliant*	$1.3

*Soliant was sold during the quarter and the realized gain was previously recorded as an unrealized gain.

During the three months ended September 30, 2023, we recognized gross realized gains of $0.1 million and gross realized losses of $0.3 million, resulting in net realized losses of $0.2 million. There were no significant realized gains (losses) for the three months ended September 30, 2023.

For the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023

During the nine months ended September 30, 2024, we recognized gross realized gains of $2.0 million and gross realized losses of $25.2 million, resulting in net realized losses of $23.2 million. Net realized losses for the nine months ended September 30, 2024 was primarily driven by the write off of the Company's investment in MSEA Tankers LLC and ViewRay and partially offset by the realized gain resulted from the sale of Soliant. Significant realized gains (losses) for the nine months ended September 30, 2024 are summarized below:

(in millions)	Net Realized Gain (Loss)
Soliant*	$1.3
MSEA Tankers LLC*	(15.7)
ViewRay*	(7.1)

*Soliant was sold during the quarter and the realized gain was previously recorded as an unrealized gain. MSEA Tankers LLC and ViewRay were written off during the period as no proceeds were expected to be realized. The realized gain(losses) on these investments were previously recorded as unrealized gain(losses).

During the nine months ended September 30, 2023, we recognized gross realized gains of $0.2 million and gross realized losses of $1.4 million, resulting in net realized losses of $1.2 million. There were no significant realized gains (losses) for the nine months ended September 30, 2023.

Net Change in Unrealized Gains (Losses)

For the three months ended September 30, 2024 as compared to the three months ended September 30, 2023

During the three months ended September 30, 2024, we recognized gross unrealized gains of $11.6 million and gross unrealized losses of $23.5 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized losses of $11.9 million. Net change in unrealized gains (losses) for the three months ended September 30, 2024 was primarily driven by the conversion of the equity position to debt during the amendment for AVAD, LLC, underperformance of International Cruise & Excursion Gallery, Inc., and US Auto, and the sale of Soliant. The change in unrealized losses were partially offset by an increase in Merx equity. Significant changes in unrealized gains (losses) for the three months ended September 30, 2024 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
Merx Aviation Finance, LLC	$3.4
AVAD, LLC	(3.1)
International Cruise & Excursion Gallery, Inc.	(2.3)
US Auto	(1.7)
Soliant*	(1.4)
K&N Parent, Inc.	(1.4)
KLO Holdings, LLC	(1.2)
Ambrosia Buyer Corp.	(1.2)
PHS	(1.2)

*Soliant was sold during the quarter and the realized gain was previously recorded as an unrealized gain.

During the three months ended September 30, 2023, we recognized gross unrealized gains of $13.1 million and gross unrealized losses of $10.8 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized gains of $2.3 million. Net change in unrealized gains (losses) for the three months ended September 30, 2023 primarily driven by the increase in cashflows from Merx Aviation Finance, LLC, the financial under-performance of ViewRay and widening credit spreads. Significant changes in unrealized gains (losses) for the three months ended September 30, 2023 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
Merx Aviation Finance, LLC	$2.5
ViewRay	(2.4)
Renew Financial LLC (f/k/a Renewable Funding, LLC)	(1.8)
NFA Group	(1.6)
Westfall Technik, Inc.	(1.0)

For the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023

During the nine months ended September 30, 2024, we recognized gross unrealized gains of $48.6 million and gross unrealized losses of $46.8 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized gains of $1.8 million. Net change in unrealized gains for the nine months ended September 30, 2024 was primarily driven by write off of MSEA Tankers LLC and ViewRay, an increase in Merx equity, partially offset by the underperformance of US Auto and International Cruise & Excursion Gallery. Significant changes in unrealized gains (losses) for the nine months ended September 30, 2024 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
MSEA Tankers LLC*	$15.7
ViewRay*	7.1
Merx Aviation Finance, LLC	6.2
US Auto	(8.4)
International Cruise & Excursion Gallery, Inc.	(5.4)
PHS	(4.0)
Naviga	(3.1)
Renovo	(2.8)
AVAD, LLC	(2.3)
Ambrosia Buyer Corp.	(2.1)
K&N Parent, Inc.	(1.4)
LucidHealth	(1.3)
Soliant*	(1.1)

*Soliant was sold during the quarter and the realized gain was previously recorded as an unrealized gain. MSEA Tankers LLC and ViewRay were written off during the period as no proceeds were expected to be realized. The realized gain(losses) on these investments were previously recorded as unrealized gain(losses).

During the nine months ended September 30, 2023, we recognized gross unrealized gains of $19.7 million and gross unrealized losses of $19.2 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized losses of $0.5 million. Net change in unrealized gains (losses) for the nine months ended September 30, 2023 was primarily driven by the increase in cashflows from Merx Aviation Finance, LLC, the financial under-performance of ViewRay and widening credit spreads. Significant changes in unrealized gains (losses) for the nine months ended September 30, 2023 are summarized below:

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

Debt

See Note 6 to the consolidated financial statements for information on the Company’s debt.

The following table shows the contractual maturities of our debt obligations as of September 30, 2024:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Senior Secured Facility (1)	$991.9	$—	$—	$991.9	$—
2025 Notes	350.0	350.0	—	—	—
2026 Notes	125.0	—	125.0	—	—
2028 Notes	80.0	—	—	80.0	—
Bethesda CLO 1 Class A-1	232.0	—	—	—	232.0
Total Debt Obligations	$1,778.9	$350.0	$125.0	$1,071.9	$232.0

____________________

(1)
As of September 30, 2024, aggregate lender commitments under the Senior Secured Facility totaled $1.71 billion and $697.3 million of unused capacity. As of September 30, 2024, there were $16.0 million of letters of credit issued under the Senior Secured Facility as shown as part of total commitments in Note 8 to the consolidated financial statements.

Stockholders’ Equity

See Note 7 to the consolidated financial statements for information on the Company’s public offerings and share repurchase plans.

Equity Issuances

We may from time to time issue and sell shares of our common stock through public or at-the-market ("ATM”) offerings. On August 13, 2024, we entered into (i) an equity distribution agreement by and among us, the Investment Adviser, the Administrator and Truist Securities, Inc. (“Truist”) and (ii) an equity distribution agreement by and among us, the Investment Adviser, the Administrator and Jefferies LLC (“Jefferies,” and together with Truist, the “Sales Agents”). The equity distribution agreements with Sales Agents described in the preceding sentence are collectively referred to herein as the “Equity Distribution Agreements.” For further details regarding the Equity Distribution Agreements, see Note 7 "Stockholders’ Equity—Equity Issuances — At-the-market (“ATM”) Offering” to our consolidated financial statements included in this report.

Distributions

Distributions paid to stockholders during the three and nine months ended September 30, 2024 totaled $54.4 million ($0.58 per share) and $104.0 million ($1.34 per share) which includes $18.8 million special distribution ($0.20 per share), respectively. Distributions paid to stockholders during the three and nine months ended September 30, 2023 totaled $24.8 million ($0.38 per share) and $74.5 million ($1.14 per share), respectively. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. Although the tax character of distributions paid to stockholders through September 30, 2024 may include return of capital, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ended December 31, 2024. Tax characteristics of all distributions will be reported to stockholders on Form 1099 after the end of the calendar year. Our quarterly distributions, if any, will be determined by our Board.

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

PIK Income

For the three and nine months ended September 30, 2024, PIK income totaled $3.0 million and $7.5 million on total investment income of $82.1 million and $219.6 million, respectively. For the three and nine months ended September 30, 2023, PIK income totaled $0.5 million and $2.1 million on total investment income of $68.2 million and $204.6 million, respectively. In order to maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders annually in the form of distributions, even though the Company has not yet collected the cash. See Note 5 to the consolidated financial statements for more information on the Company’s PIK income.

Related Party Transactions

See Note 3 to the consolidated financial statements for information on the Company’s related party transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio.

Investment valuation risk

Because there is not a readily available market value for most of the investments in our portfolio, we value all of our portfolio investments at fair value as determined in good faith by our Board based on, among other things, the input of our management and audit committee and independent valuation firms that have been engaged at the direction of our Board to assist in the valuation of each portfolio investment without a readily available market quotation (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” and “—Fair Value Measurements” as well as Notes 2 and 5 to our financial statements for the three and nine months ended September 30, 2024 for more information relating to our investment valuation.

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

As of September 30, 2024, the majority of our debt portfolio investments bore interest at variable rates, which generally are SOFR-based (or based on an equivalent applicable currency rate) and typically have durations of one to six months after which they reset to current market interest rates, and many of which are subject to certain floors. Further, our Senior Secured Facility and Class A-1 Notes under the CLO bears interest at SOFR rates with no interest rate floors, while our 2025 Notes, 2026 Notes and 2028 Notes bears interest at a fixed rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of September 30, 2024, assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
Up 150 basis points	$18.4 million	$0.196
Up 100 basis points	12.3 million	0.131
Up 50 basis points	6.1 million	0.065
Down 50 basis points	(6.1) million	(0.065)
Down 100 basis points	(12.1) million	(0.129)
Down 150 basis points	(18.1) million	(0.193)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2024 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Control Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On March 14, 2023, certain First Lien and Second Lien holders of debt issued by Mitel filed a complaint in New York State Court captioned Ocean Trails CLO VII et al v. MLN TopCo Ltd., et al, Index No. 651327/2023, against certain other First Lien and Second Lien debt holders, including AFT and AIF, alleging, among other things, that the defendant lenders breached the terms of their lending agreements and the New York Uniform Voidable Transfer Act in connection with certain amendments to the relevant documents governing the debt. Plaintiffs seek to have the amendments in question declared void. On December 5, 2023, the trial court granted defendants’ motions to dismiss in part and denied them in part. The trial matter is currently in discovery. The plaintiffs and defendants have also taken interlocutory appeals of the courts’ motion to dismiss ruling to the intermediate New York State appellate court, which are pending. No reasonable estimate of possible loss, if any, can be made at this time.

Other than the matter disclosed above, we are not currently subject to any material legal proceedings, nor, to our knowledge are any material legal proceedings threatened against us.

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

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The Company adopted the following plans, approved by the Board, for the purpose of repurchasing its common stock in accordance with applicable rules specified in the 1934 Act (the “Repurchase Plans”):

Date of Agreement/Amendment	Maximum Cost of Shares That May Be Repurchased	Cost of Shares Repurchased	Remaining Cost of Shares That May Be Repurchased
August 5, 2015	$50.0 million	$50.0 million	$	— million
December 14, 2015	50.0 million	50.0 million		— million
September 14, 2016	50.0 million	50.0 million		— million
October 30, 2018	50.0 million	50.0 million		— million
February 6, 2019	50.0 million	48.1 million		1.9 million
February 3, 2022	25.0 million	— million		25.0 million
Total as of September 30, 2024	$275.0 million	$248.1 million		$26.9 million

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

The following table presents information with respect to the Company’s purchases of its common stock since adoption of the Repurchase Plans through September 30, 2024:

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended September 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

(a)
Exhibits

3.1(a)	Articles of Amendment and Restatement (1)
3.2	Sixth Amended and Restated Bylaws (2)
10.1

Form of Equity Distribution Agreement, dated as of August 13, 2024, by and among MidCap Financial Investment Corporation, Apollo Investment Management, L.P., Apollo Investment Administration, LLC and the Sales Agent party thereto (3)

10.2

Amended and Restated Senior Secured Revolving Credit Agreement, dated as of October 17, 2024, by and among MidCap Financial Investment Corporation, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (4)

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

(1)
Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on August 12, 2022.
(2)
Incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K, filed on August 12, 2022.
(3)
Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on August 13, 2024.
(4)
Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on October 21, 2024.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 7, 2024.

MIDCAP FINANCIAL INVESTMENT CORPORATION

By:	/s/ TANNER POWELL
Tanner Powell
Chief Executive Officer

By:	/s/ GREGORY W. HUNT
Gregory W. Hunt
Chief Financial Officer and Treasurer