Form 10-K
period 2024-12-31
MidCap Financial Investment Corp
filed 2025-02-25
CIK 1278752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the common equity held by non-affiliates of the Registrant as of June 30, 2024 was $0.98 billion (based on the closing sale price of the Registrant’s Common Stock on that date as reported on the NASDAQ Global Select Market). For the purposes of calculating this amount only, all executive officers and Directors are “affiliates” of the Registrant.

As of February 24, 2025, there were 93,780,278 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 18, 2025 are incorporated by reference in Part III of this Form 10-K.

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
•
We are exposed to risks associated with changes in interest rates.
•
Inflation and supply chain risks have had and may continue to have an adverse impact on our business, results of operations and financial condition of our portfolio companies.
•
The ongoing armed conflicts as a result of the Russian invasion of Ukraine and the conflict in the Middle East may have a material adverse impact on us and our portfolio companies.
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
•
We may form one or more Collateralized Loan Obligations (“CLOs”), which may subject us to certain structured financing risks.
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

Risks Relating to our Business and Structure

•
We may suffer credit losses.
•
We are dependent upon Apollo Investment Management’s key personnel for our future success and upon their access to Apollo Global Management, L.P.'s investment professionals and partners.
•
Our financial condition and results of operations depend on our ability to manage future growth effectively.
•
We operate in a highly competitive market for investment opportunities.
•
Any failure on our part to maintain our status as a business development company ("BDC") would reduce our operating flexibility.
•
We will be subject to corporate-level income tax if we are unable to maintain our status as a regulated investment company ("RIC").
•
We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

•
Regulations governing our operation as a BDC affect our ability to raise, and the way in which we raise, additional capital.
•
Our business requires a substantial amount of capital to grow because we must distribute most of our income.
•
As required by the Investment Company Act of 1940 (the “1940 Act”), a significant portion of our investment portfolio is and will be recorded at fair value as determined in good faith and, as a result, there is and will be uncertainty as to the value of our portfolio investments.
•
The lack of liquidity in our investments may adversely affect our business.
•
We may experience fluctuations in our periodic results.
•
Our ability to enter into transactions with our affiliates is restricted.
•
There are potential conflicts of interest which could adversely affect our investment returns.

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

PART I

Item 1. Business

In this report, the terms the “Company”, “MFIC”, “we”, “us”, and “our” refer to MidCap Financial Investment Corporation unless the context specifically states otherwise.

General

MidCap Financial Investment Corporation, a Maryland corporation organized on February 2, 2004, is a closed-end, externally managed, diversified management investment company that has elected to be treated as a BDC under the 1940 Act. In addition, for tax purposes we have elected to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We commenced operations on April 8, 2004 upon completion of our initial public offering that raised $870 million in net proceeds from selling 62 million shares of common stock at a price of $15.00 per share (20.7 million shares at a price of $45.00 per share adjusted for the one-for-three reverse stock split). Since then, and through December 31, 2024, we have raised approximately $2.68 billion in net proceeds from additional offerings of common stock and we have repurchased common stock for $248.1 million.

On August 1, 2022, the Company changed its name from “Apollo Investment Corporation” to “MidCap Financial Investment Corporation”. Our common stock began to trade under the ticker “MFIC” on the NASDAQ Global Stock Market on August 12, 2022. Prior to August 12, 2022, the Company's common stock traded on the NASDAQ Global Select Market under the ticker “AINV”.

On November 7, 2023, the Company entered into (i) an Agreement and Plan of Merger (the “AFT Merger Agreement”) with Apollo Senior Floating Rate Fund Inc., a Maryland corporation (“AFT”), AFT Merger Sub, Inc., a Maryland corporation and a direct wholly-owned subsidiary of the Company (“AFT Merger Sub”), and, solely for the limited purposes set forth therein, the Adviser, and (ii) an Agreement and Plan of Merger (the “AIF Merger Agreement” and, together with the AFT Merger Agreement, the “Merger Agreements”) with Apollo Tactical Income Fund Inc., a Maryland corporation (“AIF”), AIF Merger Sub, Inc., a Maryland corporation and a direct wholly-owned subsidiary of the Company (“AIF Merger Sub”), and, solely for the limited purposes set forth therein, the Adviser. The Merger Agreements provide that, subject to the terms and conditions set forth in the applicable Merger Agreement, at the effective time of such merger, AFT (the “AFT Effective Time”) and AIF (the “AIF Effective Time”) will, through a two-step merger process, merge with and into the Company, with the Company continuing as the surviving company (each, the “AFT Merger” or the “AIF Merger”, and collectively, the “Mergers”). Each of the Company’s board of directors (the “Board”), and AFT’s and AIF’s board of directors, including all of the respective independent directors, in each case, on the recommendation of special committees comprised solely of certain independent directors of the Company or AFT and AIF, as applicable, approved the applicable Merger Agreement and the transactions contemplated thereby. The Company's stockholders approved the necessary proposal related to the mergers of AFT and AIF with and into the Company at a special meeting of stockholders held on May 28, 2024. AFT and AIF received stockholder approval of the necessary proposals related to their previously announced mergers with and into the Company at the AFT and AIF special meetings of stockholders reconvened on June 21, 2024. On July 22, 2024, the Company completed its acquisition of AFT and AIF. For more information on the Mergers, please see Note 13 “Mergers with AFT and AIF” to our consolidated financial statements included in this report.

This Annual Report on Form 10-K covers the twelve-month period from January 1, 2024 to December 31, 2024 (the “Annual Report”). On November 3, 2022, the Company's Board changed the Company’s fiscal year end from March 31 to December 31, effective December 31, 2022. Prior to this Annual Report, we filed an Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Unless otherwise noted, all references to “fiscal years” in this Annual Report refers to the twelve-month fiscal year ended on December 31.

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

During the year ended December 31, 2024, we invested $1.6 billion across 167 new and 130 existing portfolio companies primarily through a combination of primary and secondary debt investments. This compares to $0.4 billion across 32 new and 84 existing portfolio companies during the year ended December 31, 2023. Investments sold or repaid during the year ended December 31, 2024 totaled $0.9 billion versus $0.5 billion during the year ended December 31, 2023. The weighted average yields on our secured debt portfolio, unsecured debt portfolio, total debt portfolio and total portfolio as of December 31, 2024 at our current cost basis were 10.8%, 9.5%, 10.8% and 9.5%, respectively. As of December 31, 2023, the yields were 12.1%, –%, 12.1% and 10.1%, respectively. The portfolio yields may be higher than an investor’s yield on an investment in us due to sales load and other expenses. For the year ended December 31, 2024 and the year ended December 31, 2023, the total return based on the change in market price per share and taking into account dividends and distributions, if any, reinvested in accordance with the dividend reinvestment plan was 11.1% and 34.9%, respectively. Such returns do not reflect any sales load that stockholders may have paid in connection with their purchase of shares of our common stock.

As of December 31, 2024, our portfolio consisted of 233 portfolio companies and was invested 93% in secured debt, 0% in unsecured debt, 1% in structured products and other, 1% in preferred equity, and 5% in common equity/interests and warrants measured at fair value. As of December 31, 2023, our portfolio consisted of 152 portfolio companies and was invested 90% in secured debt, 0% in unsecured debt, 2% in structured products and other, 1% in preferred equity and 7% in common equity/interests and warrants measured at fair value.

Since the initial public offering of the Company in April 2004 and through December 31, 2024, invested capital totaled $25.5 billion in 794 portfolio companies. Over the same period, the Company completed transactions with more than 100 different financial sponsors.

As of December 31, 2024, 99% of the corporate lending portfolio is floating rate debt, measured at fair value. On a cost basis, 99% is floating rate debt. As of December 31, 2023, 100% of the corporate lending portfolio is floating rate debt, measured at fair value. On a cost basis, 100% is floating rate debt. The interest rate type information is calculated using the Company’s corporate debt portfolio and excludes investments on non-accrual status.

Apollo Investment Management, L.P.

Apollo Investment Management, L.P. (the “Investment Adviser” or “AIM”) is our investment adviser and an affiliate of Apollo Global Management, Inc. and its consolidated subsidiaries (“AGM”). The Investment Adviser, subject to the overall supervision of our Board, manages the day-to-day operations of, and provides investment advisory services to the Company. AGM and other affiliates manage other funds that may have investment mandates that are similar, in whole or in part, with ours. AIM and its affiliates may determine that an investment is appropriate both for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, AIM may determine that we should invest on a side-by-side basis with one or more other funds. We make all such investments subject to compliance with applicable regulations and interpretations, and our allocation procedures. Certain types of negotiated co-investments may be made only in accordance with the terms of the exemptive order we received from the Securities and Exchange Commission (“SEC”) permitting us to do so.

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

Operating and Regulatory Structure

Our investment activities are managed by AIM and supervised by our Board, a majority of whom are independent of AGM and its affiliates. AIM is an investment adviser that is registered under the Investment Advisers Act of 1940. Under our investment advisory management agreement, we pay AIM an annual base management fee as well as an incentive fee.

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

The following is a representative list of the industries in which we have invested as of December 31, 2024:

•
Advertising, Printing & Publishing
•
Automotive
•
Aviation and Consumer Transport
•
Beverage, Food & Tobacco
•
Business Services
•
Chemicals, Plastics & Rubber
•
Construction & Building
•
Consumer Goods - Durable
•
Consumer Goods – Non-durable
•
Consumer Services
•
Containers, Packaging & Glass
•
Diversified Investment Vehicles, Banking, Finance, Real Estate
•
Energy – Electricity
•
Environmental Industries
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

We may invest, to the extent permitted by law, in the securities and instruments of other investment companies and in private funds. We may also co-invest on a concurrent basis with affiliates of ours, subject to compliance with applicable regulations and our allocation procedures. Certain types of negotiated co-investments may be made only in accordance with the terms of the exemptive order we received from the SEC permitting us to do so. On January 14, 2025, we received an exemptive order from the SEC (the “Order”) permitting us greater flexibility to negotiate the terms of co-investment transactions with certain of our affiliates, including investment funds managed by AIM or its affiliates, subject to the conditions included therein. Under the terms of the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must be able to reach certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our Board approved criteria. In certain situations where co-investment with one or more funds managed by AIM or its affiliates is not covered by the Order, the personnel of AIM or its affiliates will need to decide which fund will proceed with the investment. Such personnel will make these determinations based on allocation policies and procedures, which are designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations. The Order is subject to certain terms and conditions so there can be no assurance that we will be permitted to co-invest with certain of our affiliates other than in the circumstances currently permitted by regulatory guidance and the Order.

The following table summarizes our top ten portfolio companies and industries based on fair value as of December 31, 2024:

Portfolio Company	% of Portfolio	Industry	% of Portfolio
Merx Aviation Finance, LLC	6.1%	High Tech Industries	20.5%
ChyronHego Corporation	4.7%	Healthcare & Pharmaceuticals	15.8%
LashCo	1.5%	Business Services	10.4%
Lending Point	1.5%	Aviation and Consumer Transport	7.7%
Beacon Mobility	1.3%	Diversified Investment Vehicles, Banking, Finance, Real Estate	6.3%
Medical Guardian	1.2%	Consumer Goods – Non-durable	5.1%
IPS	1.1%	Consumer Services	4.6%
US Legal Support	1.1%	Transportation – Cargo, Distribution	3.5%
Berner Foods	1.1%	Construction & Building	3.4%
Thomas Scientific	1.1%	Wholesale	3.4%
Total	20.7%	Total	80.7%

The following table summarizes our top ten portfolio companies and industries based on fair value as of December 31, 2023:

Portfolio Company	% of Portfolio	Industry	% of Portfolio
Merx Aviation Finance, LLC	8.2%	High Tech Industries	19.3%
ChyronHego Corporation	5.5%	Healthcare & Pharmaceuticals	17.5%
Lending Point	1.9%	Business Services	11.9%
LashCo	1.9%	Aviation and Consumer Transport	8.4%
Beacon Mobility	1.6%	Consumer Services	8.1%
PSI Services, LLC	1.5%	Beverage, Food & Tobacco	4.8%
UpStack	1.4%	Consumer Goods – Non-durable	3.6%
Activ	1.4%	Transportation – Cargo, Distribution	3.1%
Rise Baking	1.4%	Manufacturing, Capital Equipment	2.9%
Truck-Lite Co., LLC	1.3%	Automotive	2.6%
Total	26.1%	Total	82.1%

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

Investment Valuation Process

The Board has designated the Investment Adviser as its “valuation designee” pursuant to Rule 2a-5 under the 1940 Act, and in that role the Investment Adviser is responsible for performing fair value determinations relating to all of the Company's investments, including periodically assessing and managing any material valuation risks and establishing and applying fair value methodologies, in accordance with valuation policies and procedures that have been approved by the Board. Even though the Company's Board designated the Company's Investment Adviser as “valuation designee,” the Company's Board continues to be responsible for overseeing the processes for determining fair valuation.

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

1.
Our quarterly valuation process begins with independent valuation firms conducting independent appraisals and assessments for all the investments they have been engaged to review. If an independent valuation firm is not engaged during a particular quarter, the valuation may be conducted by the Investment Adviser.
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

AIM monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, AIM reviews these investment ratings on a quarterly basis, and the Audit Committee of the Board monitors such ratings. It is possible that the grade of certain of these portfolio investments may be reduced or increased over time.

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

Staffing

The Company has no employees. All of the services we utilize are provided by third parties. Our Chief Financial Officer, Chief Legal Officer and Chief Compliance Officer and additional personnel assisting them in such functions are employees of AIA and perform their respective functions under the terms of the administration agreement with AIA. Certain of our other executive officers are managing partners of our Investment Adviser. Our day-to-day investment operations are managed by our Investment Adviser, which draws on the broader capabilities of the Credit segment of AGM’s credit business. In addition, we generally reimburse AIA for our allocable portion of expenses incurred by it in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of our Chief Financial Officer, Chief Legal Officer and Chief Compliance Officer and their respective staffs.

Investment Advisory Management Agreement

Management Services

AIM serves as our investment adviser and is a wholly-owned direct subsidiary of Apollo Global Management. AIM is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Subject to the overall supervision of our Board, the Investment Adviser manages the day-to-day operations of, and provides investment advisory and management services to, the Company. Under the terms of the investment advisory management agreement, AIM:

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

Management and Incentive Fee

Pursuant to the investment advisory management agreement, we incur a fee payable to AIM for investment advisory and management services consisting of two components - a base management fee and an incentive fee. For the fiscal years ended December 31, 2024, December 31, 2023, and for the nine months ended December 31, 2022, we incurred $19.45 million, $17.37 million and $26.62 million, respectively, in base management fees and incurred $21.55 million, $24.57 million and $5.69 million, respectively, in performance-based incentive fees.

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

For accounting purposes only, we are required under GAAP to accrue a theoretical capital gains incentive fee based upon net realized capital gains and unrealized capital gain and loss on investments held at the end of each period. The accrual of this theoretical capital gains incentive fee assumes all unrealized capital gain and loss is realized in order to reflect a theoretical capital gains incentive fee that would be payable to the Investment Adviser at each measurement date. There was no accrual for theoretical capital gains incentive fee for the years ended December 31, 2024 and 2023. It should be noted that a fee so calculated and accrued would not be payable under the Investment Advisers Act of 1940 (the “Advisers Act”) or the investment advisory management agreement, and would not be paid based upon such computation of capital gains incentive fees in subsequent periods. Amounts actually paid to the Investment Adviser will be consistent with the Advisers Act and formula reflected in the investment advisory management agreement which specifically excludes consideration of unrealized capital gain.

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

Duration and Termination

The continuation of our investment advisory management agreement was approved by our Board on May 7, 2024. Unless terminated earlier as described below, it will remain in effect from year to year if approved annually by our Board or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not “interested persons” as defined in the 1940 Act. The investment advisory management agreement will automatically terminate in the event of its assignment. Either party may terminate the investment advisory management agreement without penalty upon not more than 60 days’ written notice to the other party. See “Risk Factors - Risks Relating to our Business and Structure.”

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

At the fiscal years ended December 31, 2024, 2023, and at the nine months ended December 31, 2022, expenses incurred (net of reimbursements) under the administration agreement were $4.1 million, $5.6 million and $4 million, respectively. For administrative expenses incurred during the most recently completed fiscal quarter, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations; Expenses.”

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

Available Information

We file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements, codes of ethics and other information meeting the informational requirements of the 1934 Act. The SEC maintains a website that contains reports, proxy and information statements, and other information filed electronically by us with the SEC which are available on the SEC’s website at http://www.sec.gov. In addition, information specifically regarding how we voted proxies relating to portfolio securities for the fiscal year ended December 31, 2024 is available without charge, upon request, by calling 212-515-3450. Copies of these reports, proxy and information statements and other information may be obtained, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov.

Our website is www.midcapfinancialic.com. We make available free of charge on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on our website is not incorporated by reference into this Annual Report, and you should not consider information contained on our website to be part of this Annual Report.

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

From time to time, capital markets may experience periods of disruption and instability. Such disruptions may result in, amongst other things, write-offs, the re-pricing of credit risk, the failure of financial institutions or worsening general economic conditions, any of which could materially and adversely impact the broader financial and credit markets and reduce the availability of debt and equity capital for the market as a whole and financial services firms in particular. There can be no assurance these market conditions will not occur or worsen in the future, including economic and political events in or affecting the world’s major economies, such as the ongoing war between Russia and Ukraine and conflicts in the Middle East. Sanctions imposed by the U.S. and other countries in connection with hostilities between Russia and Ukraine and the tensions between China and Taiwan have caused additional financial market volatility and affected the global economy. Concerns over future increases in inflation, economic recession, as well as interest rate volatility and fluctuations in oil and gas prices resulting from global production and demand levels, as well as geopolitical tension, have exacerbated market volatility. Market uncertainty and volatility have also been magnified as a result of the 2024 U.S. presidential and congressional elections and resulting uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies, including with respect to treaties and tariffs..

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

We are exposed to risks associated with changes in interest rates.

We are subject to financial market risks, including changes in interest rates. General interest rate fluctuations may have a substantial negative impact on our ability to make investments, the value of our investments and our ability to realize gains from the disposition of investments and, accordingly, have a material adverse effect on our investment objectives and our rate of return on invested capital. On one hand, a reduction in the interest rates on new investments relative to interest rates on current investments could have an adverse impact on our net investment income, which also could be negatively impacted by our borrowers making prepayments on their loans. On the other hand, an increase in interest rates could increase the interest repayment obligations of our borrowers and result in challenges to their financial performance and ability to repay their obligations, adversely affecting the credit quality of our investments. In addition, an increase in interest rates would make it more expensive to use debt for our financing needs.

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

The majority of our debt investments are based on floating rates, such as Term Secured Overnight Financing Rate (“SOFR”), the Federal Funds Rate or the Prime Rate. Market prices tend to fluctuate more for fixed-rate securities that have longer maturities. Although we have no policy governing the maturities of our investments, under current market conditions we expect that we will invest in a portfolio of debt generally having maturities of up to 10 years. Market prices for debt that pays a fixed rate of return tend to decline as interest rates rise. This means that we are subject to greater risk (other things being equal) than a fund invested solely in shorter-term, fixed-rate securities. Market prices for floating rate investments may also fluctuate in rising rate environments with prices tending to decline when credit spreads widen. A decline in the prices of the debt we own could adversely affect our net assets resulting from operations and the market price of our common stock.

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

Inflation and supply chain risks have had and may continue to have an adverse impact on our business, results of operations and financial condition of our portfolio companies.

Globally, inflation and rapid fluctuations in inflation rates have in the past had negative effects on economies and financial markets, particularly in emerging economies, and may do so in the future. Wages and prices of inputs increase during periods of inflation which can negatively impact returns on our investments. In an attempt to stabilize inflation, governments may impose wage and price controls, or otherwise intervene in the economy. Governmental efforts to curb inflation often have negative effects on levels of economic activity.

Economic and trade sanctions could make it more difficult or costly for us to conduct our operations or achieve our business objectives.

Economic and trade sanctions laws in the United States and other jurisdictions may prohibit us from transacting with or in certain countries and with certain individuals, companies and industry sectors. In the United States, the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”), administers and enforces laws, Executive Orders and regulations establishing U.S. sanctions. Such sanctions prohibit, among other things, transactions with, and the provision of services to, certain foreign countries, territories, entities and individuals. These entities and individuals include specially designated nationals, specially designated narcotics traffickers and other parties subject to OFAC sanctions and embargo programs. In addition, certain sanctions programs prohibit dealing with individuals or entities in certain countries, or certain securities and certain industry sectors regardless of whether relevant individuals or entities appear on the lists maintained by OFAC, which may make it more difficult for us to comply with applicable sanctions. These types of sanctions may significantly restrict or limit our investment activities in certain countries (in particular, certain emerging market countries). We may from time to time be subject to trade sanctions laws and regulations of other jurisdictions, which may be inconsistent with or even seek to prohibit compliance with certain sanctions programs administered by OFAC. The legal uncertainties arising from those conflicts may make it more difficult or costly for us to navigate investment activities that are subject to sanctions administered by OFAC or the laws and regulations of other jurisdictions. Some jurisdictions where the Company or its portfolio companies do business from time to time have adopted measures prohibiting compliance with certain U.S. sanctions programs, which may make compliance with all applicable sanctions impossible.

At the same time, the Company may be obligated to comply with certain anti-boycott laws and regulations that prevent us from engaging in certain discriminatory practices that may be allowed or required in certain jurisdictions. the Company’s refusal to discriminate in this manner could make it more difficult for us to pursue certain investments and engage in certain business activities, and any compliance with such practices could subject us to fines, penalties, and adverse legal and reputational consequences.

The ongoing armed conflicts as a result of the Russian invasion of Ukraine and the conflict in the Middle East may have a material adverse impact on us and our portfolio companies.

The Russian invasion of Ukraine and the conflict in the Middle East have led, are currently leading, and for an unknown period of time may continue to lead to disruptions in local, regional, national, and global markets and economies affected thereby and could have a negative impact on the economy and business activity globally (including in the countries in which the Company invests), and therefore could adversely affect the performance of the Company’s investments. Furthermore, the aforementioned conflicts and the varying involvement of the United States and other NATO countries could preclude prediction as to their ultimate adverse impact on global economic and market conditions, and, as a result, presents material uncertainty and risk with respect to the Company and the performance of its investments or operations, and the ability of the Company to achieve its investment objectives. Additionally, to the extent that third parties, investors, or related customer bases have material operations or assets in such conflict zones, they may have adverse consequences related to the ongoing conflict.

Price declines and illiquidity in the corporate debt markets have adversely affected, and may in the future adversely affect, the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by the Investment Adviser and under the direction of our Board. Decreases in the market values or fair values of our investments are recorded as unrealized depreciation, which reduces our net asset value. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse impact on our business, financial condition and results of operations.

The current state of economy and volatility in the global financial markets could have a material adverse effect on our business, financial condition and results of operations.

The U.S. and global capital markets experienced extreme volatility and disruption in recent years, leading to periods of recessionary conditions and depressed levels of consumer and commercial spending. For instance, monetary policies of the Federal Reserve and political uncertainty resulting from recent events, including changes to U.S. trade policies, the impact of the end of the transition period following United Kingdom’s exit from the European Union in January 2020 (“Brexit”), the provisional application of the EU-UK Trade and Cooperation Agreement and ongoing conflicts between Russia and Ukraine and in the Middle East and related responses, has led to, from time to time, disruption and instability in the global markets. Disruptions in the capital markets increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. We cannot assure you that these conditions will not worsen. If conditions worsen, a prolonged period of market illiquidity could have a material adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results.

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

After raising the target range for the federal funds rate in 2017 and 2018, the Federal Reserve lowered the target rate three times in 2019 and two times in 2020. Following recent heightened inflation, the Federal Reserve raised the target rate four times in 2023, raising the fed funds rate by about three percentage points in a six month period. However, in 2024, interest rates began to decline, with the first Federal Reserve interest rate reduction in September 2024 and further reductions in November 2024 and December 2024. Further changes in key economic indicators, such as the unemployment rate or inflation, could lead to additional changes to the target range for the federal funds rate that may cause instability or may negatively impact our ability to access the debt markets on favorable terms.

The election of a new U.S. president for a term that commenced in 2025, coupled with a consolidation of party control of both chambers of Congress, has led to new legislative and regulatory initiatives and the roll-back of certain initiatives of the previous presidential administration, which may impact our business and our clients’ businesses in unpredictable ways. Areas subject to potential change or amendment include the Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and the authority of the Federal Reserve and the Financial Stability Oversight Council. Additionally, under the narrowly divided control of the Congress, the likelihood of a failure to increase the debt ceiling and a default by the federal government is increased. The U.S. may also increase tariffs and potentially withdraw from, renegotiate or enter into various trade agreements and take other actions that would change current trade policies of the U.S. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the U.S. Such actions could have a significant adverse effect on our business, financial condition and results of operations.

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

On November 2, 2023, the Company completed a $402,360 term debt securitization (the “Bethesda CLO 1”), a form of secured financing incurred by MFIC Bethesda CLO 1 LLC (the “Bethesda CLO 1 Issuer”), an indirect wholly owned, consolidated subsidiary of the Company. The notes offered by Bethesda CLO 1 Issuer in connection with Bethesda CLO 1 consisted of $232,000 of AAA(sf) Class A-1 Senior Secured Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 2.40%, $16,000 of AAA(sf) Class A-2 Senior Secured Floating Rate Notes due 2035, which bear interest at three-month SOFR plus 2.90% and $154,360 of Subordinated notes due 2135, which do not bear interest.

On February 24, 2025, the Company completed a $529,600 term debt securitization (the “Bethesda CLO 2” and, together with Bethesda CLO 1, the "CLO Transactions"), a form of secured financing incurred by MFIC Bethesda CLO 2 LLC (the “Bethesda CLO 2 Issuer” and, together with Bethesda CLO 1 Issuer, the "CLO Issuers"), an indirect wholly owned, consolidated subsidiary of the Company. The notes offered by Bethesda CLO 2 Issuer in connection with Bethesda CLO 2 consist of $304,500 of AAA(sf) Class A-1 Senior Secured Floating Rate Notes due 2037, which bear interest at the three-month SOFR plus 1.48%, $21,000 of AAA(sf) Class A-2 Senior Secured Floating Rate Notes due 2037, which bear interest at three-month SOFR plus 1.70%, $31,500 of AA(sf) Class B Senior Secured Floating Rate Notes due 2037, which bear interest at three-month SOFR plus 1.85%, $42,000 of A(sf) Class C Senior Secured Floating Rate Notes due 2037, which bear interest at three-month SOFR plus 2.30%, $31,500 of BBB-(sf) Class D Senior Secured Floating Rate Notes due 2037, which bear interest at three-month SOFR plus 3.75% and $99,100 of Subordinated notes due 2125, which do not bear interest. For a more detailed discussion of Bethesda CLO 2, see Note 14 Subsequent Events in this Annual Report.

Changes in interest rates may adversely affect the value of our portfolio investments which could have an adverse effect on our business, financial condition and results of operations.

Our debt investments may be based on floating rates, such as SOFR, the federal funds rate or the prime rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital. Most of the debt instruments we invest in are unrated or rated below investment grade, which is often an indication of size, credit worthiness and speculative nature relative to the capacity of the borrower to pay interest and principal. These securities, which are often referred to as “junk” or “high yield,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. These securities are especially sensitive to adverse changes in general economic conditions and to price fluctuation in response to changes in interest rates. During periods of economic downturn or rising interest rates, issuers of below investment grade instruments may experience financial stress that could adversely affect their ability to make payments of principal and interest and increase the possibility of default. A reduction in the interest rates on new investments relative to interest rates on current investments could also have an adverse impact on our net interest income. An increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans, and also could increase our interest expense, thereby decreasing our net income. Also, an increase in interest rates available to investors could make investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock.

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

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. As a BDC, we currently are required to meet an asset coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. This means that for every $100 of net assets, we may raise $100 from senior securities, such as borrowings or issuing preferred stock. If this ratio declines below 200%, the contractual arrangements governing these securities may require us to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. On March 23, 2018, the President signed into law the SBCAA, which included various changes to regulations under the federal securities laws that impact BDCs, including changes to the 1940 Act to allow BDCs to decrease their asset coverage requirement to 150% from 200% under certain circumstances. On April 4, 2018, the Board approved the application of the modified asset coverage requirements for the Company. Accordingly, effective April 4, 2019, for every $100 of net assets, we may raise $200 from senior securities, such as borrowings or issuing preferred stock. As of April 4, 2019, if the asset coverage ratio declines below 150%, the contractual arrangements governing these securities may require us to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous.

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

The agreements governing certain of our debt instruments require us to comply with certain financial and operational covenants. These covenants require us to, among other things, maintain certain financial ratios, including asset coverage and minimum stockholders’ equity. As of December 31, 2024, we were in compliance with these covenants. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. In the event of deterioration in the capital markets and pricing levels subsequent to this period, net unrealized loss in our portfolio may increase in the future. Absent an amendment to our senior secured credit facility, continued unrealized loss in our investment portfolio could result in non-compliance with certain covenants.

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

As of December 31, 2024, we had approximately $970.1 million of outstanding borrowings under our senior secured credit facility, $232.0 million outstanding Class A-1 Notes under the Bethesda CLO 1, $350.0 million in aggregate amount outstanding of the 2025 Notes, $125.0 million aggregate principal amount of our 2026 Notes and $80.0 million in aggregate amount outstanding of the 2028 Notes. In order for us to cover our annual interest payments on our outstanding indebtedness at December 31, 2024, we must achieve annual returns on our December 31, 2024 total assets of at least 3.51%. The weighted average stated interest rate charged on our principal amount of outstanding indebtedness as of December 31, 2024 was 6.38%. We intend to continue borrowing under our senior secured credit facility in the future and we may increase the size of it or issue additional debt securities or other evidences of indebtedness (although there can be no assurance that we will be successful in doing so). For more information on our indebtedness, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition, Liquidity and Capital Resources.” Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. The amount of leverage that we employ at any particular time will depend on our Investment Adviser’s and our Boards’ assessments of market and other factors at the time of any proposed borrowing.

Our senior secured credit facility, the CLO Transactions, the 2025 Notes, the 2026 Notes and the 2028 Notes impose financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC. A failure to renew our senior secured credit facility or to add new or replacement debt facilities or to issue additional debt securities or other evidences of indebtedness could have a material adverse effect on our business, financial condition and results of operations.

The following table illustrates the effect on return to a holder of our common stock of the leverage created by our use of borrowing at the weighted average stated interest rate of 6.38% as of December 31, 2024, together with (a) our total value of net assets as of December 31, 2024; (b) approximately $1,757.1 million in aggregate principal amount of indebtedness outstanding as of December 31, 2024 and (c) hypothetical annual returns on our portfolio of minus 10% to plus 10%.

Assumed Return on Portfolio (Net of Expenses) (1)	(10)%	(5)%	—%	5%	10%
Corresponding Return to Common Stockholders (2)	(31)%	(19)%	(8)%	3%	15%

(1)
The assumed portfolio return is required by SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table. Pursuant to SEC regulations, this table is calculated as of December 31, 2024. As a result, it has not been updated to take into account any changes in assets or leverage since December 31, 2024.
(2)
In order to compute the “Corresponding Return to Common Stockholders,” the “Assumed Return on Portfolio” is multiplied by the total value of our assets at December 31, 2024 to obtain an assumed return to us. From this amount, the interest expense (calculated by multiplying the weighted average stated interest rate of 6.38% by the approximately $1,757.1 million of principal debt outstanding) is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets as of December 31, 2024 to determine the “Corresponding Return to Common Stockholders.”

Effective April 4, 2019, our asset coverage requirement was reduced from 200% to 150%, which may increase the risk of investing with us.

On April 4, 2018, our Board, including a “required majority” of our Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As a result, effective April 4, 2019, our asset coverage requirement applicable to senior securities was reduced from 200% to 150% (i.e., the revised regulatory leverage limitation permits BDCs to double the amount of borrowings, such that we would be able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us), and the risks associated with an investment in us may have increased.

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

We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming no changes to our balance sheet as of December 31, 2024, a hypothetical one percent increase in SOFR on our floating rate assets and liabilities would Increase our earnings by thirteen cents per average share over the next twelve months. Assuming no changes to our balance sheet as of December 31, 2024, a hypothetical two percent increase in SOFR on our floating rate assets and liabilities would increase our earnings by twenty seven cents per average share over the next twelve months. Assuming no changes to our balance sheet as of December 31, 2024, a hypothetical three percent increase in SOFR on our floating rate assets and liabilities would increase our earnings by forty cents per average share over the next twelve months. Assuming no changes to our balance sheet as of December 31, 2024, a hypothetical four percent increase in SOFR on our floating rate assets and liabilities would increase our earnings by fifty three cents per average share over the next twelve months. Assuming no changes to our balance sheet as of December 31, 2024, a hypothetical one percent decrease in SOFR on our floating rate assets and liabilities would decrease our earnings by thirteen cents per average share over the next twelve months. In addition, we believe that our interest rate matching strategy and our ability to hedge mitigates the effects any changes in interest rates may have on our investment income. Although management believes that this is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase or decrease in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

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

As required by the 1940 Act, a significant portion of our investment portfolio is and will be recorded at fair value as determined in good faith and, as a result, there is and will be uncertainty as to the value of our portfolio investments.

A large percentage of our portfolio investments are not publicly traded. The fair value of these investments may not be readily determinable. We value these investments quarterly at fair value (based on ASC 820, its corresponding guidance and the principal markets in which these investments trade) as determined in good faith by the Investment Adviser and under the direction of our Board pursuant to a written valuation policy and a consistently applied valuation process utilizing the input of our Investment Adviser, independent valuation firms, third party pricing services and the Audit Committee of the Board. Our Board utilizes the services of independent valuation firms to aid it in determining the fair value of these investments. The types of factors that may be considered in fair value pricing of these investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to more liquid securities, indices and other market-related inputs, discounted cash flow, our principal market and other relevant factors. For these securities for which a quote is either not readily available or deemed not to represent fair value, we utilize independent valuation firms to assist with valuation of these Level 3 investments. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a readily available market for these investments existed and may differ materially from the amounts we realize on any disposition of such investments. Our net asset value could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon the disposal of such investments. In addition, decreases in the market values or fair values of our investments are recorded as unrealized loss. Unprecedented declines in prices and liquidity in the corporate debt markets have resulted in significant net unrealized loss in our portfolio, as well as a reduction in NAV, in the past. Depending on market conditions, we could incur substantial realized losses and may continue to suffer additional unrealized losses in future periods, which could have a material adverse impact on our business, financial condition and results of operations.

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

Under the terms of the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must be able to reach certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our Board approved criteria. In certain situations where co-investment with one or more funds managed by AIM or its affiliates is not covered by the Order, the personnel of AIM or its affiliates will need to decide which fund will proceed with the investment. Such personnel will make these determinations based on allocation policies and procedures, which are designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations. The Order is subject to certain terms and conditions so there can be no assurance that we will be permitted to co-invest with certain of our affiliates other than in the circumstances currently permitted by regulatory guidance and the Order.

There are potential conflicts of interest which could adversely affect our investment returns.

Allocation of Personnel

Potential investment and disposition opportunities are generally approved by one or more investment committees composed of personnel across AGM including Messrs. Widra, Powell, McNulty and Ryan and/or by all or a majority of Messrs. Widra, Powell, McNulty and Ryan depending on the underlying investment type and/or the amount of such investment. Our executive officers and directors, and the partners of our Investment Adviser, AIM, serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. Moreover, we note that, notwithstanding the difference in principal investment objectives between us and other AGM funds, such other AGM sponsored funds, including new affiliated potential pooled investment vehicles or managed accounts not yet established (whether managed or sponsored by AGM or AIM itself), have and may from time to time have overlapping investment objectives with us and, accordingly, invest in, whether principally or secondarily, asset classes similar to those targeted by us. To the extent such other investment vehicles have overlapping investment objectives, the scope of opportunities otherwise available to us may be adversely affected and/or reduced. As a result, certain partners of AIM may face conflicts in their time management and commitments as well as in the allocation of investment opportunities to other AGM funds. In addition, in the event such investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, AIM our desired investment portfolio may be adversely affected. Although AIM endeavors to allocate investment opportunities in a fair and equitable manner, it is possible that we may not be given the opportunity to participate in certain investments made by investment funds managed by AIM or investment managers affiliated with AIM.

Information Barriers

AGM has established certain one-way and/or two-way information barriers in respect of discrete investment strategies (based on established policies and procedures in respect of information barriers). However, AGM generally operates without the permanent information barriers within its asset management business that some other investment management firms implement to separate business units and/or to separate persons who make investment decisions from others who might possess material non-public information that could influence such decisions. If AGM were to receive material non-public information about a particular company, or have an interest in investing in a particular company, AGM or certain of its affiliates may be prevented from investing in or disposing of investments in such company. Conversely, if we or certain of our affiliates were to receive material non-public information about a particular company or have an interest in investing in a particular company we may be prevented from investing in or disposing of investments in such company. AGM's approach to these barriers could prevent AIM's investment professionals from undertaking advantageous investments or dispositions that would be permissible for them otherwise. In addition, AGM could in the future decide to establish other information barriers within its asset management business, particularly as it expands and diversifies. In such event, AGM's ability to operate as an integrated asset management platform will be restricted and AIM's resources may be limited.

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

Allocation of Expenses

We have entered into a royalty-free license agreement with AGM, pursuant to which AGM has agreed to grant us a non-exclusive license to use the name “MidCap Financial”. Under the license agreement, we have the right to use the “MidCap Financial” name for so long as AIM or one of its affiliates remains the Investment Adviser. In addition, we rent office space from AIA, an affiliate of AIM, and pay AIA our allocable portion of overhead and other expenses incurred by AIA in performing its obligations under the administration agreement, including our allocable portion of the compensation, rent and other expenses of our Chief Financial Officer, Chief Legal Officer and Chief Compliance Officer and their respective staffs, which can create conflicts of interest that our Board must monitor.

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

The Maryland General Corporation Law, our charter and our bylaws contain provisions that may discourage, delay or make more difficult a change in control or the removal of our directors. We are subject to Subtitle 6 of Title 3 of the Maryland General Corporate Law, the Maryland Business Combination Act, subject to any applicable requirements of the 1940 Act. Our Board has adopted a resolution exempting from the Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our Board, including approval by a majority of our disinterested directors. If the resolution exempting business combinations is repealed or our Board does not approve a business combination, the Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. We are subject to Subtitle 7 of Title 3 of the Maryland General Corporate Law, the Maryland Control Share Acquisition Act. Our bylaws exempt from the Maryland Control Share Acquisition Act acquisitions of our common stock by any person. If we amend our bylaws to repeal the exemption from the Control Share Acquisition Act, the Control Share Acquisition Act also may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such an offer. We intend to give the SEC prior notice should our Board elect to amend our bylaws to repeal the exemption from the Control Share Acquisition Act.

We have also adopted other measures that may make it difficult for a third party to obtain control of us, including provisions of our charter classifying our Board in three classes serving staggered three-year terms, and provisions of our charter authorizing our Board to classify or reclassify shares of our stock in one or more classes or series, to cause the issuance of additional shares of our stock, and to amend our charter, without stockholder approval, to increase or decrease the number of shares of stock that we have authority to issue. These provisions, as well as other provisions of our charter and bylaws, may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of our stockholders.

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

The Company’s investment adviser sources originated loans from MidCap FinCo LLC (“MidCap FinCo”). MidCap FinCo’s success in originating loans depends to a significant extent on the services provided by its personnel and the personnel of its manager. If MidCap FinCo and its manager are unsuccessful in originating loans, the Company’s ability to reach its investment objectives may be adversely affected.

MidCap FinCo is discretionarily managed by Apollo Capital Management, L.P., an affiliate of our Investment Adviser. As a result, MidCap FinCo is currently under common control with us. Additionally, MidCap FinCo originates a significant amount of senior secured first lien loans in which we participate pursuant to our co-investment order. Our Investment Adviser reviews, evaluates and negotiates, as applicable, each such potential investment to ensure it is appropriate for us. While Apollo’s investment management relationship with MidCap FinCo currently allows us to access MidCap FinCo’s origination volume, Apollo and MidCap FinCo are distinct and separate legal entities with different businesses and interests. Thus, if MidCap FinCo were to terminate its investment management agreement with Apollo, we may no longer have the same access to MidCap FinCo’s origination volume. MidCap FinCo is not an investment adviser, subadviser or fiduciary to us or to our Investment Adviser. MidCap FinCo is not obligated to take into account our interests (or those of other potential participants in its originations) when originating loans across its platform. Various factors, including its ability to retain and attract personnel with origination experience, relationships and expertise, will affect MidCap FinCo’s business. There can be no guarantee that MidCap FinCo will continue to originate loans at its historic levels of quality or volume.

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

We have invested and intend to invest primarily in senior debt securities issued by our portfolio companies. The portfolio companies usually have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt securities in which we invest. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the debt securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt securities in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

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

Risks Relating to our Debt Instruments

Our senior secured credit facility begins amortizing in October 2028 and any inability to renew, extend or replace the facility could adversely impact our liquidity and ability to find new investments or maintain distributions to our stockholders.

The Company has a senior secured credit facility. On October 17, 2024, the Company amended and restated its senior secured, multi-currency, revolving credit facility (the “Senior Secured Facility”), previously amended and restated as of April 19, 2023, December 22, 2020 and November 19, 2018. The amended and restated agreement extended the final maturity date through October 17, 2029. Lender commitments under the Senior Secured Facility will increase from $1,705,000 to $1,815,000 until December 22, 2024 and will decrease to $1,660,000 thereafter. The Senior Secured Facility includes an “accordion” feature that allows the Company to increase the size of the Facility to $2,722,500. The Senior Secured Facility is secured by substantially all of the assets in the Company’s portfolio, including cash and cash equivalents.

Commencing October 17, 2028, the Company is required to repay, the outstanding amount under the Senior Secured Facility as of October 17, 2028 out of the proceeds of certain asset sales and other recovery events and equity and debt issuances. The stated interest rates on outstanding borrowings under the Senior Secured Facility depend on the type of borrowing and the “gross borrowing base” at the time. USD borrowings accrue at (a) either Term SOFR plus 1.85% per annum or Term SOFR plus 1.975% per annum, or (b) either Alternate Base Rate plus 0.75% per annum or Alternate Base Rate plus 0.875% per annum. The Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the Senior Secured Facility and fronting fees (which fronting fee is exclusive of the applicable margin) of 0.25% per annum on the letters of credit issued.

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

We are subject to certain risks as a result of our interests in the membership interests in the CLO Issuers.

Under the terms of the master loan sale agreements governing the CLO Issuers, we sold and/or contributed to the CLO Issuers all of our ownership interest in our portfolio loans and participations for the purchase price and other consideration set forth in such master loan sale agreements (including an increase in the value of the "Membership Interests"). As a result of the CLO Transactions, we hold all of the Membership Interests, which comprise 100% of the equity interests, in the CLO Issuers. As a result, we expect to consolidate the financial statements of the CLO Issuers, as well as our other subsidiaries, in our consolidated financial statements. However, once contributed to a CLO, the underlying loans and participation interests have been securitized and are no longer our direct investment, and the risk return profile has been altered. In general, rather than holding interests in the underlying loans and participation interests, the CLO Transactions resulted in us holding membership interests in the CLO Issuers, with each CLO holding the underlying loans. As a result, we are subject both to the risks and benefits associated with the equity interests of each CLO (i.e., the Membership Interests) and the risks and benefits associated with the underlying loans and participation interests held by the CLO Issuers.

We have limited prior experience managing CLOs.

The performance of the CLO Issuers will be largely dependent on the analytical and managerial expertise of our investment professionals. Although we and our investment professionals and affiliates have prior experience investing in loans and other debt obligations, the CLO Issuers are the only CLOs managed by us. Accordingly, we have limited performance history of managing CLOs for potential investors to consider in evaluating the potential impact of the CLO Transactions on our overall performance.

We are subject to significant restrictions on our ability to advise the CLO Issuers.

We will manage the assets of the CLO Issuers pursuant to a collateral management agreement with Bethesda CLO Issuer 1 (the “Bethesda CLO Issuer 1 Collateral Management Agreement”) and a collateral management agreement with Bethesda CLO Issuer 2 (the “Bethesda CLO Issuer 2 Collateral Management Agreement” and, together with the Bethesda CLO Issuer 1 Collateral Management Agreement, the “Collateral Management Agreement”). The indentures governing the notes (“CLO Notes”) issued by the CLO Transactions (the “CLO Indenture”) and the Collateral Management Agreement place significant restrictions on our ability to advise the CLO Issuers to buy and sell collateral obligations, and we are subject to compliance with the CLO Indenture and the Collateral Management Agreement. As a result of the restrictions contained in the CLO Indenture and the Collateral Management Agreement, the CLO Issuers may be unable to buy or sell collateral obligations or to take other actions that we might consider in the interest of the CLO Issuers and the holders of CLO Notes, and we may be required to make investment decisions on behalf of the CLO Issuers that are different from those made for our other clients.

In addition, we may pursue any strategy consistent with the CLO Indenture and the Collateral Management Agreement, and there can be no assurance that such strategy will not change from time to time in the future. Further, for so long as we manage the assets of the CLO Issuers pursuant to the Collateral Management Agreement, we will elect to not charge any collateral management fee to which we may be entitled under such Collateral Management Agreement. In our role as collateral manager of the CLO Issuers, we will be acting solely in the best interests of the CLO Issuers as a whole and not solely in the best interests of the Membership Interests of the CLO Issuers that we hold. As the interests of the holders of the CLO Notes are senior in the CLO Issuer's capital structure to our Membership Interests, we may incur losses if we are required to dispose of a portion of the portfolio of the CLO Issuers at inopportune times in order to satisfy the outstanding obligations of the holders of the CLO Notes.

The subordination of the Membership Interests will affect our right to payment.

The Membership Interests are subordinated to the CLO Notes and certain fees and expenses. If any Coverage Test (defined below) is not satisfied as of a determination date, cash flows (if any) and proceeds otherwise payable to the CLO Issuers (which the CLO Issuers could have otherwise distributed with respect to the Membership Interests) will be diverted to the payment of principal on the CLO Notes.

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

Under the CLO Indenture, many of our rights as the holder of the Membership Interests will be controlled by the holders of certain of the CLO Notes. Remedies pursued by such holders upon an event of default could be adverse to our interests. If the CLO Notes are accelerated following an event of default, proceeds of any realization on the assets will be allocated to the CLO Notes (in order of seniority) and certain other amounts owing by the CLO Issuers will be paid in full before any allocation to us as the holder of the Membership Interests. Although we as the holder of the Membership Interests will have the right, subject to the conditions set forth in the CLO Indenture, to purchase the assets in a sale by the trustee, if an event of default (or otherwise, an acceleration of the CLO Notes following an event of default) has occurred and is continuing, we will not have any creditors' rights against the CLO Issuers and will not have the right to determine the remedies to be exercised under the CLO Indenture. There is no guarantee that any funds will remain to make distributions to us as the holder of the Membership Interests following any liquidation of the assets and the application of the proceeds from the assets to pay the CLO Notes and the fees, expenses, and other liabilities payable by the CLO Issuers. The ability of the holders of the CLO Notes to direct the sale and liquidation of the assets is subject to certain limitations. As set forth in the CLO Indenture, notwithstanding any acceleration, if an event of default occurs and is continuing and the trustee has not commenced remedies under the CLO Indenture, we as the collateral manager of the CLO Issuers may continue to direct dispositions and purchases of collateral obligations to the extent permitted under the CLO Indenture.

If an event of default has occurred and is continuing (unless the trustee has commenced remedies pursuant to the CLO Indenture), then (x) we as the collateral manager of the CLO Issuers may continue to direct sales and other dispositions, and purchases, of collateral obligations in accordance with and to the extent permitted pursuant to the CLO Indenture and (y) the trustee will retain the assets securing the CLO Notes intact, collect and cause the collection of the proceeds thereof and make and apply all payments and deposits and maintain all accounts in respect of the assets and the CLO Notes in accordance with the CLO Indenture, unless: (i) the trustee, pursuant to the CLO Indenture and in consultation with us as the collateral manager of the CLO Issuers, determines that the anticipated proceeds of a sale or liquidation of the assets (after deducting the anticipated reasonable expenses of such sale or liquidation) would be sufficient to discharge in full the amounts then due (or, in the case of interest, accrued) and unpaid on the CLO Notes for principal and interest (including accrued and unpaid deferred interest), and all other amounts payable pursuant to the priority of distributions prior to payment of principal on such CLO Notes (including amounts due and owing, and amounts anticipated to be due and owing, as administrative expenses (without regard to any applicable limitation on such expenses)), and we as the collateral manager of the CLO Issuers and the holders of at least a majority of the most senior outstanding class of the CLO Notes agrees with such determination; (ii) in the case of certain events of default, a majority of the most senior outstanding class of the CLO Notes directs the sale and liquidation of the assets; or (iii) 66 2/3% of each class of the CLO Notes (voting separately by class) directs the sale and liquidation of the assets.

The CLO Indenture requires mandatory redemption of the CLO Notes for failure to satisfy Coverage Tests.

Under the documents governing the CLO Issuers, there are two coverage tests (the “Coverage Tests”) applicable to the CLO Notes.

The first such test (the “Interest Coverage Test”) compares the amount of interest proceeds received on the portfolio loans held by the CLO Issuers to the amount of interest due and payable on the CLO Notes. To meet this first test, for each class of CLO Notes, interest received on the portfolio loans must equal at the minimum interest coverage ratio for such class of CLO Notes.

The second such test (the “Overcollateralization Ratio Test”) compares the adjusted collateral principal amount of the portfolio of Collateral Obligations of the CLO Transactions to the aggregate outstanding principal amount of the CLO Notes. To meet this second test at any time, for each class of CLO Notes, the adjusted collateral principal amount of such Collateral Obligations must equal at least the minimum outstanding principal amount of such CLO Notes.

If a Coverage Test is not met on any determination date on which such Coverage Test is applicable, the CLO Issuers shall apply available amounts to redeem the CLO Notes in an amount necessary to cause such tests to be satisfied. This could result in an elimination, deferral or reduction in the payments of distributions to the CLO Issuers (and as such, to us as the holder of the Membership Interests and indirect beneficiary of any such payments to the CLO Issuers).

We may resign or be removed or terminated as collateral manager of the CLO Issuers.

We may resign or be removed or terminated as collateral manager of the CLO Issuers in a number of circumstances, including the breach of certain terms of the CLO Indenture and the Collateral Management Agreement. In addition, because a new collateral manager may not be able to manage the CLO Issuers according to the standards of the CLO Indenture and the Collateral Management Agreement, any transfer of the collateral management functions to another entity could result in reduced or delayed collections, delays in processing loan transfers and information regarding the loans and a failure to meet all of the applicable procedures required by the Collateral Management Agreement. Consequently, the termination or removal of us as collateral manager of the CLO Issuers could have material and adverse effects on our performance.

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

Holders of any preferred stock we might issue would have the right to elect members of the Board and class voting rights on certain matters.

Holders of any preferred stock we might issue, voting separately as a single class, would have the right to elect two members of the Board at all times and in the event dividends become two full years in arrears would have the right to elect a majority of the directors until such arrearage is completely eliminated. In addition, preferred stockholders have class voting rights on certain matters, including changes in fundamental investment restrictions and conversion to open-end status, and accordingly can veto any such changes. Restrictions imposed on the declarations and payment of dividends or other distributions to the holders of our common stock and preferred stock, both by the 1940 Act and by requirements imposed by rating agencies or the terms of our credit facilities, might impair our ability to maintain our qualification as a RIC for federal income tax purposes. While we would intend to redeem our preferred stock to the extent necessary to enable us to distribute our income as required to maintain our qualification as a RIC, there can be no assurance that such actions could be effected in time to meet the tax requirements.

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
•
Collaborative Approach. AGM utilizes a cross-functional approach involving stakeholders across multiple departments, including AGM Compliance, Legal, Technology, Operations, Risk and others, aimed at identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of potentially material cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management, in consultation with our management and our Board, as applicable, in a timely manner.
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

AGM’s CISO, in coordination with the AGM Technology and ERM teams, works collaboratively across AGM to implement a program designed to protect its information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with its incident response and recovery plans. To facilitate the success of AGM’s cybersecurity risk management program, multidisciplinary teams throughout AGM are deployed to address cybersecurity threats and to respond to cybersecurity incidents. Through ongoing communications with these teams, the CISO monitors the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time and reports such threats and incidents to AGM’s audit committee or AGM's Board of Directors, as appropriate.

As part of the risk management oversight (including oversight of cyber risks) of the audit committee of our Board of Directors, our audit committee regularly interacts with, and receives reports from, our management, the Investment Adviser, AGM, and other service providers. The audit committee of our Board receives presentations and reports on cybersecurity risks from AGM’s CSO or CISO, at least annually, and they address a wide range of topics including recent developments, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to AGM’s peers and third parties. Additionally, AGM and other service providers periodically report to management as it relates to our cybersecurity practices.

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

Item 2. Properties

As of December 31, 2024, we did not own any real estate or other physical properties materially important to our operations. Our administrative and principal executive offices are located at 3 Bryant Park, New York, NY 10036 and 9 West 57th Street, New York, NY 10019, respectively. We believe that our office facilities are suitable and adequate for our business as it is currently conducted.

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

The following table sets forth, for the quarterly reporting periods indicated, the net asset value (“NAV”) per share of our common stock and the high and low sales price for our common stock, as reported on the NASDAQ Global Select Market, and distributions per share information:

		Sales Price
	NAV Per Share (1)	High	Low	Premium (Discount) of High Sales Price to NAV (2)	Premium (Discount) of Low Sales Price to NAV (2)	Distributions Declared
Year Ended December 31, 2024
December 31, 2024	$14.98	$14.28	$13.07	(4.7)%	(12.7)%	$0.38
September 30, 2024*	15.10	15.70	12.26	4.0%	(18.8)%	0.58
June 30, 2024	15.38	16.36	14.67	6.4%	(4.6)%	0.38
March 31, 2024	15.42	15.15	13.41	(1.7)%	(13.0)%	0.38
Year Ended December 31, 2023
December 31, 2023	$15.41	$13.89	$12.51	(9.8)%	(18.8)%	$0.38
September 30, 2023	15.28	14.03	12.35	(8.2)%	(19.2)%	0.38
June 30, 2023	15.20	12.77	10.78	(16.0)%	(29.1)%	0.38
March 31, 2023	15.18	12.84	10.39	(15.4)%	(31.5)%	0.38

*Includes special dividend of $0.20 per share.

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

While our common stock has from time to time traded in excess of our net asset value, there can be no assurance, however, that it will trade at such a premium (to NAV) in the future. The last reported closing market price of our common stock on February 24, 2025 was $14.51 per share. As of February 24, 2025, we had 45 stockholders of record.

Distributions

We intend to continue to make quarterly distributions to our stockholders. Our quarterly distributions, if any, will be determined by our Board. We expect that our distributions to stockholders generally will be from accumulated net investment income and from cumulative net realized capital gains, as applicable, although a portion may represent a return of capital.

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

The following table lists the quarterly distributions per share from our common stock for the past two calendar years:

Distributions Declared
Quarter Ended
December 31, 2024	$0.38
September 30, 2024	0.58
June 30, 2024	0.38
March 31, 2024	0.38
December 31, 2023	0.38
September 30, 2023	0.38
June 30, 2023	0.38
March 31, 2023	0.38

September 30, 2024 distribution includes special dividend of $0.20 per share.

Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The Company adopted the following plans, approved by the Board, for the purpose of repurchasing its common stock in accordance with applicable rules specified in the 1934 Act (the “Repurchase Plans”):

Date of Agreement/Amendment	Maximum Cost of Shares That May Be Repurchased	Cost of Shares Repurchased	Remaining Cost of Shares That May Be Repurchased
August 5, 2015	$50.0 million	$50.0 million	$	— million
December 14, 2015	50.0 million	50.0 million		— million
September 14, 2016	50.0 million	50.0 million		— million
October 30, 2018	50.0 million	50.0 million		— million
February 6, 2019	50.0 million	48.1 million		1.9 million
February 3, 2022	25.0 million	— million		25.0 million
Total as of December 31, 2024	$275.0 million	$248.1 million		$26.9 million

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

The following table presents information with respect to the Company’s purchases of its common stock since adoption of the Repurchase Plans through December 31, 2024:

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

Stock Performance Graph

This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index, the Russell 2000 Financial Services Index, and the S&P Small Cap 600 Financials Index, for the period of December 31, 2019 through December 31, 2024. The graph assumes that, on December 31, 2019, a person invested $100 in each of the following: our common stock, the S&P 500 Index, the Russell 2000 Financial Services Index, and the S&P Small Cap 600 Financials Index. The graph measures total stockholder return, which takes into account both changes in stock price and distributions. It assumes that distributions paid are invested in like securities. On November 3, 2022, the Company's Board changed the Company’s fiscal year end from March 31 to December 31, effective December 31, 2022. The 5-year stock performance comparison below is based on calendar-year periods rather than historical fiscal-year periods ending March 31. This change was made to enhance comparability with broader market indices and peer companies.

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

Stockholder transaction expenses:
Sales load (as a percentage of offering price)	-%(1)
Offering expenses (as a percentage of offering price)	-%(2)
Dividend reinvestment plan expenses	-%(3)
Total common stockholder transaction expenses (as a percentage of offering price)	None
Annual expenses (as percentage of net assets attributable to common stock) (4):
Management fees	1.75%(5)
Incentive fees payable under investment advisory management agreement	1.93%(6)
Interest and other debt expenses on borrowed funds	8.22%(7)
Other expenses	0.85%(8)
Total annual expenses	12.75%(9)

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

	1 year	3 years	5 years	10 years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return	$123	$340	$525	$876

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

For example, if we assumed that we received our 5% annual return completely in the form of net realized capital gains on our investments, which results in a capital gains incentive fee earned, the projected dollar amount of total cumulative expenses set forth in the above illustration and the capital gains incentive fee would be as follows:

	1 year	3 years	5 years	10 years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return (all of which is subject to a capital gains incentive fee)	$105	$297	$468	$814

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
(4)
“Net assets attributable to common stock” equals average net assets for the year ended December 31, 2024.
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

On January 16, 2019, we entered into a fee offset agreement with AIM in connection with revenue realized by AIM and its affiliates for the management of certain aircraft assets. We received an offsetting credit against total incentive fees otherwise due to AIM under the investment advisory management agreement. The amount offset was initially 20% of the management fee revenue earned and incentive fee revenue realized by AIM and its affiliates in connection with managing aircraft assets on related insurance balance sheets (“New Balance Sheet Investments”), new aircraft managed account capital (“New Managed Accounts”) and new dedicated aircraft funds (“New Aircraft Funds”). Once the aggregate capital raised by New Aircraft Funds or New Managed Accounts and capital invested by the New Balance Sheet Investments exceeded $3 billion cumulatively, the fee offset would step down to 10% of the amount of incremental management fee revenue earned and incentive fee revenue realized by AIM and its affiliates. The fee offset was supposed to be in place for seven years, however the incentive fees realized by AIM and its affiliates after this seven-year period from applicable investments that were raised or made within the seven-year period would also be used to offset incentive fees payable to AIM by us. The offset would be limited to the amount of incentive fee payable by us to AIM and any unapplied fee offset which exceeds the incentive fees payable in a given quarter will carry forward to be credited against the incentive fees payable by us in subsequent quarters. There was no management fee and performance based fee offset for the year ended December 31, 2024. In 2022, we announced our plans to reduce our aviation leasing platform that is operating through Merx. Effective February 21, 2023, as a result of the planned reduction and the pending departure of certain Merx personnel, Merx and Apollo agreed to terminate the fee offset agreement in exchange for a termination fee of $7.5 million.

(6)
Assumes that annual incentive fees earned by our Investment Adviser, AIM, consistent with the fee structure beginning January 1, 2023 adjusted for new debt and equity issuances. Calculated based on the average of pre-incentive fee net investment income for the year ended December 31, 2024, excluding any potential impact from the “Incentive Fee Cap” which could result in a reduction in the incentive fee.

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

(7)
Our interest and other debt expenses are based on borrowing levels and interest rates consistent with the levels during the year ended December 31, 2024. As of December 31, 2024, we had $1,757.1 million in borrowings outstanding, consisting of $970.1 million outstanding under our senior secured credit facility, $232.0 million outstanding Class A-1 Notes under Bethesda CLO 1, $350.0 million aggregate principal amount of our 2025 Notes, $125.0 million aggregate principal amount of our 2026 Notes and $80.0 million aggregate principal amount of our 2028 Notes. As of December 31, 2024, the Company had $7.8 million in standby letters of credit issued through the senior secured credit facility. The amount available for borrowing under the senior secured credit facility is reduced by any standby letters of credit issued.
(8)
Includes our estimated overhead expenses, including payments under the administration agreement based on our allocable portion of overhead and other expenses incurred by AIA in performing its obligations under the administration agreement. See “Business—Administrative Agreement” in this Annual Report.
(9)
“Total annual expenses” as a percentage of net assets attributable to common stock are higher than the total annual expenses percentage would be for a company that is not leveraged. We borrow money to leverage our net assets and increase our total assets. The SEC requires that the “Total annual expenses” percentage be calculated as a percentage of net assets (defined as total assets less indebtedness), rather than the total assets, including assets that have been funded with borrowed monies. If the “Total annual expenses” percentage were calculated instead as a percentage of total assets, our “Total annual expenses” would be 5.61% of total assets.

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

Overview

MidCap Financial Investment Corporation (the “Company”, “MFIC”, “we”, “us”, or “our”) was incorporated under the Maryland General Corporation Law in February 2004. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Pursuant to this election and assuming we qualify as a RIC, we generally do not have to pay corporate-level federal income taxes on any income we distribute to our stockholders. We commenced operations on April 8, 2004 upon completion of our initial public offering that raised $870 million in net proceeds from selling 62 million shares of common stock at a price of $15.00 per share (20.7 million shares at a price of $45.00 per share adjusted for the one-for-three reverse stock split). Since then, and through December 31, 2024, we have raised approximately $2.68 billion in net proceeds from additional offerings of common stock and we have repurchased common stock for $248.1 million.

This Annual Report on Form 10-K covers the twelve-month period from January 1, 2024 to December 31, 2024 (the “Annual Report”). On November 3, 2022, the Company's Board changed the Company’s fiscal year end from March 31 to December 31, effective December 31, 2022. Prior to this Annual Report, we filed an Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Apollo Investment Management, L.P. (the “Investment Adviser” or “AIM”) is our investment adviser and an affiliate of Apollo Global Management, Inc. and its consolidated subsidiaries (“AGM”). The Investment Adviser, subject to the overall supervision of the Company's Board of Directors (the “Board”), manages the day-to-day operations of, and provides investment advisory services to the Company. AGM and other affiliates manage other funds that may have investment mandates that are similar, in whole or in part, with ours. AIM and its affiliates may determine that an investment is appropriate both for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, AIM may determine that we should invest on a side-by-side basis with one or more other funds. We make all such investments subject to compliance with applicable regulations and interpretations, and our allocation procedures. Certain types of negotiated co-investments may be made only in accordance with the terms of the exemptive order (the “Order”) we received from the SEC permitting us to do so. Under the terms of the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must be able to reach certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with the Board's approved criteria. In certain situations where co-investment with one or more funds managed by AIM or its affiliates is not covered by the Order, the personnel of AIM or its affiliates will need to decide which fund will proceed with the investment. Such personnel will make these determinations based on allocation policies and procedures, which are designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations. The Order is subject to certain terms and conditions so there can be no assurance that we will be permitted to co-invest with certain of our affiliates other than in the circumstances currently permitted by regulatory guidance and the Order.

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

Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment, the competitive environment for the types of investments we make. As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of December 31, 2024, non-qualifying assets represented approximately 8.5% of the total assets of the Company.

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

Portfolio and Investment Activity

Our portfolio and investment activity during the years ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31,
(in millions)*	2024	2023
Investments made in portfolio companies	$1,613.6	$417.1
Investments sold	(271.5)	—
Net activity before repaid investments	1,342.1	417.1
Investments repaid	(657.5)	(504.3)
Net investment activity	$684.6	$(87.2)

Portfolio companies, at beginning of period	152	135
Number of investments in new portfolio companies	167	32
Number of exited companies	(86)	(15)
Portfolio companies at end of period	233	152

Number of investments in existing portfolio companies	130	84

* Totals may not foot due to rounding.

Our portfolio composition and weighted average yields as of December 31, 2024 and 2023 were as follows:

	December 31, 2024	December 31, 2023
Portfolio composition, at fair value:
First lien secured debt	92%	89%
Second lien secured debt	1%	1%
Total secured debt	93%	90%
Unsecured debt	0%	—%
Structured products and other	1%	2%
Preferred equity	1%	1%
Common equity/interests and warrants	5%	7%
Weighted average yields, at amortized cost (1):
First lien secured debt (2)	10.8%	12.1%
Second lien secured debt (2)	14.4%	13.7%
Secured debt portfolio (2)	10.8%	12.1%
Unsecured debt portfolio (2)	9.5%	—%
Total debt portfolio (2)	10.8%	12.1%
Total portfolio (3)	9.5%	10.1%
Interest rate type, at fair value (4):
Fixed rate amount	$0.0 billion	$0.0 billion
Floating rate amount	$2.7 billion	$2.0 billion
Fixed rate, as percentage of total	1%	0%
Floating rate, as percentage of total	99%	100%
Interest rate type, at amortized cost (4):
Fixed rate amount	$0.0 billion	$0.0 billion
Floating rate amount	$2.7 billion	$2.0 billion
Fixed rate, as percentage of total	1%	0%
Floating rate, as percentage of total	99%	100%

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

Since the initial public offering of the Company in April 2004 and through December 31, 2024, invested capital totaled $25.5 billion in 794 portfolio companies. Over the same period, the Company completed transactions with more than 100 different financial sponsors.

Recent Developments

On October 17, 2024, the Company amended and restated its senior secured, multi-currency, revolving credit facility (the “Senior Secured Facility”), previously amended and restated as of April 19, 2023, December 22, 2020 and November 19, 2018. The amended and restated agreement extended the final maturity date through October 17, 2029. Lender commitments under the Senior Secured Facility will increase from $1,705,000 to $1,815,000 until December 22, 2024 and will decrease to $1,660,000 thereafter. The Senior Secured Facility includes an “accordion” feature that allows the Company to increase the size of the Facility to $2,722,500. The Senior Secured Facility is secured by substantially all of the assets in the Company’s portfolio, including cash and cash equivalents.

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

As of December 31, 2024, $2.89 billion or 96.0% of the Company’s investments were classified as Level 3. The high proportion of Level 3 investments relative to our total investments is directly related to our investment philosophy and target portfolio, which consists primarily of long-term secured debt, as well as unsecured and mezzanine positions of private middle-market companies. A fundamental difference exists between our investments and those of comparable publicly traded fixed income investments, namely high-yield bonds, and this difference affects the valuation of our private investments relative to comparable publicly traded instruments.

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

Investment Valuation Process

The Board has designated the Investment Adviser as its “valuation designee” pursuant to Rule 2a-5 under the 1940 Act, and in that role the Investment Adviser is responsible for performing fair value determinations relating to all of the Company's investments, including periodically assessing and managing any material valuation risks and establishing and applying fair value methodologies, in accordance with valuation policies and procedures that have been approved by the Company's Board. Even though the Company's Board designated the Company's Investment Adviser as “valuation designee,” the Company's Board continues to be responsible for overseeing the process for determining fair valuation.

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

1.
Our quarterly valuation process begins with independent valuation firms conducting independent appraisals and assessments for all the investments they have been engaged to review. If an independent valuation firm is not engaged during a particular quarter, the valuation may be conducted by the Investment Adviser.
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

Investments determined by these valuation procedures which have a fair value of less than $1 million during the prior fiscal quarter may be valued based on inputs identified by the Investment Adviser without the necessity of obtaining valuation from an independent valuation firm, if once annually an independent valuation firm using the procedures described herein provides an independent assessment of value. Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. During the year ended December 31, 2024, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

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

Results of Operations

Operating results for the year ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31,
(in millions)*	2024	2023
Investment Income
Interest income	$284.6	$268.1
Dividend income	0.8	1.4
PIK interest income	12.2	3.0
Other income	4.2	4.0
Total investment income	$301.8	$276.5
Expenses
Management and performance-based incentive fees, net of amounts waived	$41.0	$41.7
Interest and other debt expenses, net of reimbursements	115.5	103.2
Administrative services expense, net of reimbursements	3.8	5.5
Other general and administrative expenses	8.2	10.1
Net Expenses	$168.5	$160.5
Net Investment Income	$133.3	$116.0
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses)	$(77.0)	$0.2
Net change in unrealized gains (losses)	42.5	2.6
Net Realized and Change in Unrealized Gains (Losses)	$(34.5)	$2.8
Net Increase in Net Assets Resulting from Operations	$98.8	$118.8

Net Investment Income on Per Average Share Basis (1)	$1.71	$1.78
Earnings per share — basic (1)	$1.27	$1.82

* Totals may not foot due to rounding.

(1)
Based on the weighted average number of shares outstanding for the period presented.

Total Investment Income

For the year ended December 31, 2024 as compared to the year ended December 31, 2023

The increase in total investment income of $25.3 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily driven by the increase in total interest income of $25.6 million. The increase in total interest income was due to an increase in the average yield portfolio given the mergers with AFT and AIF on July 22, 2024.

Net Expenses

For the year ended December 31, 2024 as compared to the year ended December 31, 2023

The increase in net expenses of $8.0 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily due to the increase in interest and other debt expenses of $12.3 million. The increase of interest and other debt expenses was primarily attributed to an increase in average debt balance from $1.45 billion for year ended December 31, 2023 to $1.57 billion for year ended December 31, 2024. In addition, total annualized cost of debt increased from 7.10% for the year ended December 31, 2023 to 7.35% for the year ended December 31, 2024. The increase in net expenses was partially offset by the decrease in excise tax comparing to year ended December 31, 2023.

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

For the year ended December 31, 2024 as compared to the year ended December 31, 2023

For the year ended December 31, 2024 and December 31, 2023, the Company incurred none and $1.1 million, respectively, of U.S. federal excise tax. The excise tax was included in other general and administrative expenses for the year ended December 31, 2023.

Net Realized Gains (Losses)

For the year ended December 31, 2024 as compared to the year ended December 31, 2023

During the year ended December 31, 2024, we recognized gross realized gains of $5.4 million and gross realized losses of $82.4 million, resulting in net realized losses of $(77.0) million. Significant realized gains (losses) for the year ended December 31, 2024 are summarized below:

(in millions)	Net Realized Gain (Loss)
Spotted Hawk	$(44.8)
MSEA Tankers LLC	(15.7)
Pelican	(11.7)
ViewRay	(7.1)
Mannkind Corporation	2.0
Soliant	1.3

Spotted Hawk, MSEA Tankers LLC, Pelican were exited and ViewRay was written off during the year as no proceeds were expected to be realized. The realized gain(losses) on these investments were previously recorded as unrealized gain(losses).

During the year ended December 31, 2023, we recognized gross realized gains of $1.6 million and gross realized losses of $1.4 million, resulting in net realized gain of $0.2 million. Significant realized gains (losses) for the year ended December 31, 2023 are summarized below:

(in millions)	Net Realized Gain (Loss)
NFA Group	$1.2

Net Change in Unrealized Gains (Losses)

For the year ended December 31, 2024 as compared to the year ended December 31, 2023

During the year ended December 31, 2024, we recognized gross unrealized gains of $106.6 million and gross unrealized losses of $64.1 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized gains of $42.5 million. Net change in unrealized gains (losses) for the year ended December 31, 2024 was primarily driven by Spotted Hawk, MSEA Tankers LLC, Pelican were exited and ViewRay was written off during the period as no proceeds were expected to be realized. The realized gain(losses) on these investments were previously recorded as unrealized gain(losses). Additional significant changes in unrealized gains (losses) for the year ended December 31, 2024 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
Spotted Hawk	$44.5
MSEA Tankers LLC	15.7
Pelican	11.7
ViewRay	7.1
Merx Aviation Finance, LLC	6.8
US Auto	(9.6)
International Cruise & Excursion Gallery, Inc.	(7.5)
Renovo	(6.7)
PHS	(4.3)
Naviga	(3.0)
Mitel Networks	(2.2)
Ambrosia Buyer Corp.	(2.1)
AVAD, LLC	(1.8)

During the year ended December 31, 2023, we recognized gross unrealized gains of 29.7 million and gross unrealized losses of 27.2 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized losses of $2.6 million. Net change in unrealized gains (losses) for the year ended December 31, 2023 was primarily driven by the increase in cash flows from Merx Aviation Finance, LLC, increase in fair value from securitization assets owned by US Auto, which was partially offset by the financial under-performance with ongoing bankruptcy procedures from ViewRay and widening credit spreads. Additional significant changes in unrealized gains (losses) for the year ended December 31, 2023 are summarized below:

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

Debt

See Note 7 to the consolidated financial statements for information on the Company’s debt.

The following table shows the contractual maturities of our debt obligations as of December 31, 2024:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Senior Secured Facility (1)	$970.1	$—	$—	$970.1	$—
2025 Notes	350.0	350.0	—	—	—
2026 Notes	125.0	—	125.0	—	—
2028 Notes	80.0	—	—	80.0	—
Bethesda CLO 1 Class A-1	232.0	—	—	—	232.0
Total Debt Obligations	$1,757.1	$350.0	$125.0	$1,050.1	$232.0

(1)
As of December 31, 2024, aggregate lender commitments under the Senior Secured Facility totaled $1.66 billion and have $0.68 billion of unused commitments. As of December 31, 2024, there were $7.8 million of letters of credit issued under the Senior Secured Facility as shown as part of total commitments in Note 7 to the consolidated financial statements.

Stockholders’ Equity

See Note 8 to the consolidated financial statements for information on the Company’s public offerings and share repurchase plans.

Equity Issuances

We may from time to time issue and sell shares of our common stock through public or at-the-market ("ATM”) offerings. On August 13, 2024, we entered into (i) an equity distribution agreement by and among us, the Investment Adviser, the Administrator and Truist Securities, Inc. (“Truist”) and (ii) an equity distribution agreement by and among us, the Investment Adviser, the Administrator and Jefferies LLC (“Jefferies,” and together with Truist, the “Sales Agents”). The equity distribution agreements with Sales Agents described in the preceding sentence are collectively referred to herein as the “Equity Distribution Agreements.” For further details regarding the Equity Distribution Agreements, see Note 8 "Stockholders’ Equity—Equity Issuances — At-the-market (“ATM”) Offering” to our consolidated financial statements included in this report.

Distributions

Distributions paid to stockholders during the years ended December 31, 2024 and 2023 totaled $139.6 million ($1.72 per share) and $123.6 million ($1.89 per share), respectively. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. Although the tax character of distributions paid to stockholders through December 31, 2024 may include return of capital, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ended December 31, 2024. Tax characteristics of all distributions will be reported to stockholders on Form 1099 after the end of the calendar year. Our quarterly distributions, if any, will be determined by our Board.

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

PIK Income

For the years ended December 31, 2024 and 2023, PIK income totaled $12.2 million and $3.0 million on total investment income of $301.8 million and $276.5 million, respectively. In order to maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders annually in the form of distributions, even though the Company has not yet collected the cash. See Note 6 to the consolidated financial statements for additional information regarding the Company’s PIK income.

Related Party Transactions

See Note 4 to the consolidated financial statements for information on the Company’s related party transactions.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio.

Investment valuation risk

Because there is not a readily available market value for most of the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by our Board based on, among other things, the input of our management and audit committee and independent valuation firms that have been engaged at the direction of our Board to assist in the valuation of each portfolio investment without a readily available market quotation (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” and “—Fair Value Measurements” as well as Notes 2 and 5 to our consolidated financial statements for the year ended December 31, 2024, for more information relating to our investment valuation.

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

As of December 31, 2024, the majority of our debt portfolio investments bore interest at variable rates, which generally are SOFR-based (or based on an equivalent applicable currency rate) and typically have durations of one to six months after which they reset to current market interest rates, and many of which are subject to certain floors. Further, our Senior Secured Facility and Class A-1 Notes under the Bethesda CLO 1 bear interest at SOFR rates with no interest rate floors, while our 2025 Notes, 2026 Notes and 2028 Notes bear interest at a fixed rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of December 31, 2024, assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
Up 150 basis points	$18.7 million	$0.200
Up 100 basis points	12.5 million	0.133
Up 50 basis points	6.2 million	0.066
Down 50 basis points	(6.1) million	(0.065)
Down 100 basis points	(12.3) million	(0.131)
Down 150 basis points	(18.4) million	(0.196)

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

Item 8. Consolidated Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2024. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 based upon criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2024 based on the criteria on Internal Control — Integrated Framework issued by COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Midcap Financial Investment Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Midcap Financial Investment Corporation and subsidiaries (the “Company”), including the consolidated schedules of investments, as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in net assets, and cash flows for the years ended December 31, 2024 and 2023, and the nine month period ended December 31, 2022, respectively, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations, net assets, and cash flows for the years ended December 31, 2024 and 2023, and nine months period ended December 31, 2022, respectively, in conformity with accounting principles generally accepted in the United States of America. The financial highlights information included in Note 11 for the years ended March 31, 2022 and 2021, and the information appearing under the senior securities table in Note 12 for the fiscal years ended March 31, 2022, 2021, 2020, 2019, 2018, 2017, and 2016 were audited by other auditors whose report, dated May 19, 2022, expressed an unqualified opinion on such information.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our procedures included confirmation of securities owned as of December 31, 2024, by correspondence with the custodian, brokers and selling or agent banks; when replies were not received from brokers and selling or agent banks, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of certain Level 3 investments included the following, among other factors:

1.
We tested the design and implementation of controls over management’s valuation of Level 3 investments, including those related to valuation techniques and significant unobservable inputs.
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
February 25, 2025

We have served as the Company's auditor since 2022.

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of MidCap Financial Investment Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Midcap Financial Investment Corporation and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB),the consolidated statement of assets and liabilities of the Company, including the consolidated schedule of investments, as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in net assets, cash flows, and the consolidated financial highlights for the years ended December 31, 2024 and 2023, and the nine-month period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements") and our report dated February 25, 2025 , expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

New York, New York
February 25, 2025

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(In thousands, except share and per share data)

	December 31, 2024	December 31, 2023

Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost — $2,700,957 and $2,012,273, respectively)	$2,605,329	$1,936,327
Non-controlled/affiliated investments (cost — $142,686 and $130,648, respectively)	84,334	77,528
Controlled investments (cost — $333,754 and $395,221, respectively)	324,753	320,344
Cash and cash equivalents	74,357	93,575
Foreign currencies (cost — $1,487 and $28,563, respectively)	1,429	28,553
Receivable for investments sold	57,195	2,796
Interest receivable	19,289	21,441
Dividends receivable	709	1,327
Deferred financing costs	23,555	19,435
Prepaid expenses and other assets	—	5
Total Assets	$3,190,950	$2,501,331

Liabilities
Debt	$1,751,621	$1,462,267
Payable for investments purchased	4,190	—
Management fees payable	6,247	4,397
Performance-based incentive fees payable	5,336	6,332
Interest payable	12,813	14,494
Accrued administrative services expense	60	1,657
Other liabilities and accrued expenses	6,037	6,874
Total Liabilities	$1,786,304	$1,496,021
Commitments and contingencies (Note 9)
Net Assets	$1,404,646	$1,005,310

Net Assets
Common stock, $0.001 par value (130,000,000 shares authorized; 93,780,278 and 65,253,275 shares issued and outstanding, respectively)	$94	$65
Capital in excess of par value	2,658,090	2,103,718
Accumulated under-distributed (over-distributed) earnings	(1,253,538)	(1,098,473)
Net Assets	$1,404,646	$1,005,310

Net Asset Value Per Share	$14.98	$15.41

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,		Nine Months Ended December 31,
	2024	2023	2022
Investment Income
Non-controlled/non-affiliated investments:
Interest income (excluding Payment-in-kind (“PIK”) interest income)	$265,157	$249,102	$143,564
Dividend income	40	409	61
PIK interest income	12,011	2,012	1,156
Other income	4,147	3,727	2,234
Non-controlled/affiliated investments:
Interest income (excluding PIK interest income)	2,685	1,126	363
Dividend income	726	1,010	718
PIK interest income	140	125	58
Controlled investments:
Interest income (excluding PIK interest income)	16,781	17,892	25,530
PIK interest income	—	869	1,448
Other income	95	250	477
Total Investment Income	$301,782	$276,522	$175,609
Expenses
Management fees	$19,450	$17,369	$26,621
Performance-based incentive fees	21,548	24,565	5,691
Interest and other debt expenses	115,961	104,198	59,363
Administrative services expense	4,120	5,840	4,188
Other general and administrative expenses	8,176	10,131	6,551
Total expenses	169,255	162,103	102,414
Performance-based incentive fee offset	—	(274)	(178)
Expense reimbursements	(769)	(1,306)	(770)
Net Expenses	$168,486	$160,523	$101,466
Net Investment Income	$133,296	$115,999	$74,143
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses):
Non-controlled/non-affiliated investments	$(4,273)	$131	$1,977
Non-controlled/affiliated investments	(11,668)	—	(2,224)
Controlled investments	(60,487)	—	(69,265)
Foreign currency transactions	(592)	69	273
Net realized gains (losses)	(77,020)	200	(69,239)
Net change in unrealized gains (losses):
Non-controlled/non-affiliated investments	(19,626)	(1,326)	(35,113)
Non-controlled/affiliated investments	(5,232)	3,799	(5,008)
Controlled investments	65,876	2,636	53,726
Foreign currency translations	1,525	(2,548)	4,431
Net change in unrealized gains (losses)	42,543	2,561	18,036
Net Realized and Change in Unrealized Gains (Losses)	$(34,477)	$2,761	$(51,203)
Net Increase (Decrease) in Net Assets Resulting from Operations	$98,819	$118,760	$22,940
Earnings (Loss) Per Share — Basic	1.27	1.82	0.36

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(In thousands, except share data)

	Year Ended December 31,		Nine Months Ended December 31,
	2024	2023	2022
Operations
Net investment income	$133,296	$115,999	$74,143
Net realized gains (losses)	(77,020)	200	(69,239)
Net change in unrealized gains (losses)	42,543	2,561	18,036
Net Increase (Decrease) in Net Assets Resulting from Operations	$98,819	$118,760	$22,940

Distributions to Stockholders
Distribution of net investment income	$(139,623)	$(99,259)	$(68,028)
Net Decrease in Net Assets Resulting from Distributions to Stockholders	$(139,623)	$(99,259)	$(68,028)

Capital Share Transactions
Net proceeds from the issuance of common stock(1)	$440,140	$—	$30,000
Repurchase of common stock	—	(2,297)	$(1,638)
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	$440,140	$(2,297)	$28,362

Net Assets
Net increase (decrease) in net assets during the period	$399,336	$17,204	$(16,726)
Net assets at beginning of period	1,005,310	988,106	1,004,832
Net Assets at End of Period	$1,404,646	$1,005,310	$988,106

Capital Share Activity
Shares issued during the period	28,527,003	—	1,932,641
Shares repurchased during the period	—	(198,084)	(128,522)
Shares issued and outstanding at beginning of period	65,253,275	65,451,359	63,647,240
Shares Issued and Outstanding at End of Period	93,780,278	65,253,275	65,451,359

(1) Refer to Note 13 for more information related to the Company's acquisitions of AFT and AIF.

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,		Nine Months Ended December 31,
	2024	2023	2022
Operating Activities
Net increase (decrease) in net assets resulting from operations	$98,819	$118,760	$22,940
Net realized (gains) losses	77,020	(200)	69,239
Net change in unrealized (gains) losses	(42,543)	(2,561)	(18,036)
Net amortization of premiums and accretion of discounts on investments	(8,889)	(7,751)	(6,131)
Accretion of discount on notes	1,789	604	453
Amortization of deferred financing costs	5,158	5,258	3,899
Increase in gains/(losses) from foreign currency transactions	(592)	69	273
PIK interest and dividends capitalized	(14,842)	(2,970)	(2,154)
Purchases of investments	(1,013,393)	(417,124)	(499,632)
Proceeds from sales and repayments of investments	867,173	497,313	581,952
Cash acquired in AFT and AIF Mergers	9,931	—	—
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable	2,153	(4,273)	(1,615)
Decrease (increase) in dividends receivable	618	3,509	247
Decrease (increase) in prepaid expenses and other assets	16,103	1,792	(1,078)
Increase (decrease) in management and performance-based incentive fees payable	854	1,669	(853)
Increase (decrease) in interest payable	(1,681)	948	10,211
Increase (decrease) in accrued administrative services expense	(1,597)	909	(149)
Increase (decrease) in other liabilities and accrued expenses	(5,613)	429	(1,178)
Net Cash Used in/Provided by Operating Activities	$(9,532)	$196,381	$158,388
Financing Activities
Issuances of debt	$446,115	$630,595	$168,000
Payments of debt	(334,371)	(655,285)	(231,543)
Financing costs paid and deferred	(8,883)	(10,896)	—
Net proceeds from the issuance of common stock	—	—	30,000
Repurchase of common stock	—	(2,297)	(1,638)
Distributions paid	(139,623)	(123,477)	(66,724)
Net Cash Used in/Provided by Financing Activities	$(36,762)	$(161,360)	$(101,905)

Cash, Cash Equivalents and Foreign Currencies
Net increase (decrease) in cash, cash equivalents and foreign currencies during the period	$(46,294)	$35,021	$56,483
Effect of foreign exchange rate changes on cash and cash equivalents	(48)	16	10
Cash, cash equivalents and foreign currencies at beginning of period	122,128	87,091	30,598
Cash, Cash Equivalents and Foreign Currencies at the End of Period	$75,786	$122,128	$87,091

Supplemental Disclosure of Cash Flow Information
Cash interest paid	$110,719	$97,472	$44,613

Supplemental Disclosure of Non-Cash Activity
PIK income	$12,151	$3,006	$2,662
Purchases of investments(1)	595,887	—	—
Debt assumed(1)	(177,000)	—	—
Issuance of common stock(1)	440,140	—	—

(1) Refer to Note 13 for more information related to the Company's acquisitions of AFT and AIF.

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
Advertising, Printing & Publishing
Accelerate360
Accelerate360 Holdings, LLC	First Lien Secured Debt - Term Loan	SOFR+600, 1.00% Floor	02/11/27	$3,875	$3,875	$3,836	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	02/11/27	1,382	1,382	1,356	(9)(21)(23)(31)
					5,257	5,192
Acosta
Acosta Holdings Corp.	Preferred Equity - Preferred Equity	N/A	N/A	10,213 Shares	473	491	(13)(24)
	Common Equity - Common Stock	N/A	N/A	6,266 Shares	77	80	(13)(24)
					550	571
FingerPaint Marketing
KL Charlie Acquisition Company	First Lien Secured Debt - Term Loan	SOFR+560, 1.00% Floor	12/30/26	18,185	18,041	18,003	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+560, 1.00% Floor	12/30/26	5,399	5,360	5,294	(9)(21)(23)(30)
	First Lien Secured Debt - Revolver	SOFR+560, 1.00% Floor	12/30/26	—	(17)	(20)	(8)(9)(21)(23)
KL Charlie Co-Invest, L.P.	Common Equity - Common Stock	N/A	N/A	218,978 Shares	220	320	(9)(13)
					23,604	23,597
Hero Digital
HRO (Hero Digital) Holdings, LLC	First Lien Secured Debt - Term Loan	SOFR+210 Cash plus 5.00% PIK, 1.00% Floor	11/18/28	19,182	18,961	18,365	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+210 Cash plus 5.00% PIK, 1.00% Floor	11/18/28	6,980	6,895	6,683	(9)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+210 Cash plus 5.00% PIK, 1.00% Floor	11/18/26	2,545	2,523	2,412	(9)(20)(21)(23) (31)
HRO Holdings I LP	Common Equity - Common Stock	N/A	N/A	213 Shares	213	269	(9)(13)
					28,592	27,729
Houghton Mifflin
Houghton Mifflin Harcourt Company	First Lien Secured Debt - Term Loan	SOFR+525, 0.50% Floor	04/09/29	6,151	5,863	6,074	(10)(30)
		Total Advertising, Printing & Publishing			$63,866	$63,163
Automotive
Club Car Wash
Club Car Wash Operating, LLC	First Lien Secured Debt - Term Loan	SOFR+565, 1.00% Floor	06/16/27	$12,463	$12,361	$12,353	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+565, 1.00% Floor	06/16/27	18,065	17,800	17,851	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+560, 1.00% Floor	06/16/27	—	(14)	(14)	(8)(9)(21)(23)
					30,147	30,190

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
K&N Parent, Inc.
K&N Holdco, LLC	Common Equity - Common Stock	N/A	N/A	125,967 Shares	23,718	252	(13)
Truck-Lite Co., LLC
TL Lighting Holdings, LLC	Common Equity - Equity	N/A	N/A	350 Shares	350	828	(9)(13)
Truck-Lite Co., LLC	First Lien Secured Debt - Term Loan	SOFR+575, 0.75% Floor	02/13/31	2,448	2,412	2,426	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+575, 0.75% Floor	02/13/31	—	(4)	(2)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+575, 0.75% Floor	02/13/30	—	(4)	(2)	(8)(9)(21)(23)
					2,754	3,250
Ultra Clean Newco
Ultra Clean Holdco LLC	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	07/01/30	2,488	2,447	2,450	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	07/01/30	4,423	4,296	4,257	(9)(21)(23)(30) (31)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	07/01/30	—	(23)	(21)	(8)(9)(21)(23)
					6,720	6,686
		Total Automotive			$63,339	$40,378
Aviation and Consumer Transport
Bird
Bird Scooter Acquisition Corp. (4)	Common Equity - Common Stock	N/A	N/A	4,656,670 Shares	$366	$373	(9)(13)(24)
Blue Jay Transit Inc. (4)	First Lien Secured Debt - Term Loan	SOFR+300, 1.00% Floor	03/22/28	19,940	19,676	19,939	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+300, 1.00% Floor	03/22/28	—	—	—	(9)(23)
					20,042	20,312
GAT-Airline Ground Support Inc
GAT-Airline Ground Support Inc	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	05/09/29	15,162	14,956	15,010	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+550, 1.00% Floor	05/09/29	951	929	927	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+550, 1.00% Floor	05/09/29	—	(31)	(24)	(8)(9)(21)(23)
					15,854	15,913
Merx Aviation Finance, LLC
Merx Aviation Finance, LLC (5)	First Lien Secured Debt - Revolver	10.00%	10/31/25	59,575	59,575	59,576	(23)
	Common Equity - Membership Interests	N/A	N/A	—	146,500	123,815	(13)(24)
					206,075	183,391

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
Primeflight
PrimeFlight Acquisition, LLC	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	05/01/29	10,358	10,142	10,358	(9)(31)(32)
	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	05/01/29	3,250	3,206	3,218	(9)(31)
					13,348	13,576
		Total Aviation and Consumer Transport			$255,319	$233,192
Beverage, Food & Tobacco
Berner Foods
Berner Food & Beverage, LLC	First Lien Secured Debt - Term Loan	SOFR+565, 1.00% Floor	07/30/27	$34,302	$33,923	$33,531	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+565, 1.00% Floor	07/30/26	—	(22)	(50)	(8)(9)(21)(23)
					33,901	33,481
Bolthouse Farms
Wm. Bolthouse Farms, Inc.	Common Equity - Equity Interests	N/A	N/A	1,086,122 Shares	1,147	1,423	(13)
Cave
Cave Enterprises Operations, LLC	First Lien Secured Debt - Term Loan	SOFR+660, 1.50% Floor	08/09/28	8,551	8,425	8,551	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+660, 1.50% Floor	08/09/28	—	(1)	—	(9)(23)
					8,424	8,551
Hive
FCP-Hive Holdings, LLC	Preferred Equity - Preferred Equity	N/A	N/A	589 Shares	448	229	(9)(13)
	Common Equity - Common Stock	N/A	N/A	589 Shares	3	—	(9)(13)
Hive Intermediate, LLC	First Lien Secured Debt - Term Loan	SOFR+610 Cash plus 2.00% PIK, 1.00% Floor	09/22/27	14,126	13,988	13,914	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+610 Cash plus 2.00% PIK, 1.00% Floor	09/22/27	843	822	809	(9)(21)(23)(30)
					15,261	14,952
Nutpods
Green Grass Foods, Inc.	First Lien Secured Debt - Term Loan	SOFR+625, 1.00% Floor	12/26/29	3,713	3,648	3,703	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+650, 1.00% Floor	12/26/29	—	(21)	(3)	(8)(9)(21)(23)
Nutpods Holdings, Inc.	Common Equity - Common Stock	N/A	N/A	125 Shares	125	153	(9)(13)
					3,752	3,853
Orgain, Inc.
Butterfly Fighter Co-Invest, L.P.	Common Equity - Membership Interests	N/A	N/A	490,000 Shares	90	1,999	'(13)

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
Patriot Pickle
Patriot Foods Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+575, 1.00% Floor	12/24/29	248	243	245	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+600, 1.00% Floor	12/24/29	—	(4)	(5)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	12/24/29	—	(4)	(2)	(8)(9)(21)(23)
					235	238
Turkey Hill
IC Holdings LLC	Common Equity - Series A Units	N/A	N/A	169 Shares	169	-	(9)(13)
THLP CO. LLC	First Lien Secured Debt - Term Loan	SOFR+600 Cash plus 2.00% PIK, 1.00% Floor	05/31/25	26,172	26,127	25,911	(9)(31)
	First Lien Secured Debt - Term Loan	SOFR+600 Cash plus 6.00% PIK, 1.00% Floor	05/31/25	1,453	1,449	1,453	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+600 Cash plus 2.00% PIK, 1.00% Floor	05/31/25	1,921	1,915	1,876	(9)(20)(21)(23) (31)
					29,660	29,240
		Total Beverage, Food & Tobacco			$92,470	$93,737
Business Services
Accelerate Learning
Eagle Purchaser, Inc.	First Lien Secured Debt - Term Loan	SOFR+675, 1.00% Floor	03/22/30	$3,361	$3,281	$3,344	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+675, 1.00% Floor	03/22/30	469	455	464	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+675, 1.00% Floor	03/22/29	658	643	648	(9)(23)(31)
					4,379	4,456
AlpineX
Alpinex Opco, LLC	First Lien Secured Debt - Term Loan	SOFR+626, 1.00% Floor	12/27/27	17,308	17,069	17,271	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+626, 1.00% Floor	12/27/27	4,374	4,323	4,374	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+626, 1.00% Floor	12/27/27	1,102	1,081	1,103	(9)(21)(23)(31)
					22,473	22,748
AML Rightsource
Gabriel Partners, LLC	First Lien Secured Debt - Term Loan	SOFR+640, 1.00% Floor	09/21/26	29,956	29,739	29,503	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+640, 1.00% Floor	09/21/26	1,270	1,260	1,251	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+640, 1.00% Floor	09/21/26	338	332	328	(9)(21)(23)(31)
					31,331	31,082

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
Atlas Technical Consultants
GI Apple Midco LLC	First Lien Secured Debt - Term Loan	SOFR+675, 1.00% Floor	04/19/30	7,556	7,465	7,556	(9)(30)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+675, 1.00% Floor	04/19/30	86	67	86	(9)(21)(23)(30)
	First Lien Secured Debt - Revolver	SOFR+675, 1.00% Floor	04/19/29	214	202	214	(9)(20)(21)(23) (30)
					7,734	7,856
Avenu
ACP Avenu Buyer, LLC	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	10/02/29	1,238	1,209	1,219	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	10/02/29	2,240	2,158	2,158	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	10/02/29	167	150	156	(9)(21)(23)(31)
					3,517	3,533
BDO USA
BDO USA, P.A.	First Lien Secured Debt - Term Loan	SOFR+500, 2.00% Floor	08/31/28	11,850	11,850	11,850	(9)(30)
Best Trash
Bingo Group Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	07/10/31	7,009	6,926	6,939	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	07/10/31	—	(13)	(21)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	07/10/31	25	15	17	(9)(21)(23)(31)
					6,928	6,935
Carestream Health
Carestream Health Holdings, Inc.	Common Equity - Common Stock	N/A	N/A	173,887 Shares	1,426	1,443	(17)(24)
Carestream Health, Inc.	First Lien Secured Debt - Term Loan	SOFR+750, 1.00% Floor	09/30/27	167	151	128	(10)(17)(31)
					1,577	1,571
Core Roofing
CRS Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	06/06/30	1,918	1,882	1,889	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	06/06/30	—	(65)	(106)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	06/06/30	—	(17)	(14)	(8)(9)(20)(21) (23)
					1,800	1,769
CoreTrust
Coretrust Purchasing Group LLC (HPG Enterprises LLC)	First Lien Secured Debt - Term Loan	SOFR+525, 0.75% Floor	10/01/29	5,373	5,323	5,319	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 0.75% Floor	10/01/29	—	(10)	(12)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 0.75% Floor	10/01/29	—	(6)	(7)	(8)(9)(21)(23)
					5,307	5,300

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
Distinct
Distinct Holdings Inc	First Lien Secured Debt - Term Loan	SOFR+575, 1.00% Floor	07/18/29	13,209	12,994	12,996	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+575, 1.00% Floor	07/18/29	—	(28)	(28)	(8)(9)(21)(23)
					12,966	12,968
Escalent
M&M OPCO, LLC	First Lien Secured Debt - Term Loan	SOFR+810, 1.00% Floor	04/07/29	12,226	11,952	11,982	(9)(31)(32)
	First Lien Secured Debt - Revolver	SOFR+810, 1.00% Floor	04/07/29	—	(5)	(5)	(8)(9)(21)(23)
					11,947	11,977
G&A
G&A Partners Holding Company II, LLC	First Lien Secured Debt - Term Loan	SOFR+550, 0.75% Floor	03/01/31	3,223	3,165	3,167	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+550, 0.75% Floor	03/01/31	574	514	462	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+550, 0.75% Floor	03/01/30	—	(6)	(6)	(8)(9)(21)(23)
					3,673	3,623
Go1
Apiom, Inc.	First Lien Secured Debt - Term Loan	SOFR+745, 2.00% Floor	05/02/28	2,500	2,485	2,513	(9)(17)(30)
Heritage Environmental Services
Heritage Environmental Services, Inc.	First Lien Secured Debt - Term Loan	SOFR+525, 0.75% Floor	01/31/31	1,749	1,745	1,763	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+550, 4.50% Floor	01/31/30	—	(1)	—	(9)(20)(21)(23)
					1,744	1,763
HMA
Health Management Associates Superholdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+635, 1.00% Floor	03/30/29	3,897	3,810	3,877	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+635, 1.00% Floor	03/30/29	350	335	347	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+010, 0.00% Floor	03/30/29	135	129	134	(9)(20)(21)(23) (28)
					4,274	4,358
Ingenovis Health
Ingenovis Health, Inc. (CCRR Parent Inc)	First Lien Secured Debt - Term Loan	SOFR+425, 0.75% Floor	03/06/28	2,880	2,608	1,711	(10)(31)
	First Lien Secured Debt - Term Loan	SOFR+425, 0.50% Floor	03/06/28	980	887	603	(10)(31)
					3,495	2,314

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
IRP
Precision Refrigeration & Air Conditioning LLC	First Lien Secured Debt - Term Loan	SOFR+690, 1.00% Floor	03/08/28	10,956	10,804	10,683	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+690, 1.00% Floor	03/08/28	4,950	4,880	4,826	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+690, 1.00% Floor	03/08/28	1,932	1,912	1,875	(9)(21)(23)(31)
SMC IR Holdings, LLC	Common Equity - Common Stock	N/A	N/A	153 Shares	179	270	(9)(13)
					17,775	17,654
Jacent
Jacent Strategic Merchandising	First Lien Secured Debt - Term Loan	SOFR+510 Cash plus 0.75% PIK, 1.00% Floor	10/23/25	22,207	22,199	22,050	(9)(23)(30)
	First Lien Secured Debt - Revolver	SOFR+660, 1.00% Floor	10/23/25	1,564	1,559	1,541	(9)(23)(30)
	Common Equity - Common Stock	N/A	N/A	498 Shares	500	151	(9)(13)
JSM Equity Investors, L.P.	Preferred Equity - Class P Partnership Units	N/A	N/A	11 Shares	11	1	(9)(13)
					24,269	23,743
Jones & Frank
JF Acquisition, LLC	First Lien Secured Debt - Term Loan	SOFR+560, 1.00% Floor	07/31/26	7,730	7,705	7,721	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+560, 1.00% Floor	07/31/26	5,101	5,082	5,094	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+560, 1.00% Floor	07/31/26	879	872	877	(9)(23)(31)
					13,659	13,692
North Highland
The North Highland Company LLC	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	12/22/31	3,065	3,034	3,034	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 0.75% Floor	12/22/31		(6)	(6)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+475, 0.75% Floor	12/20/30	161	153	153	(9)(21)(23)(31)
					3,181	3,181
PSI Services, LLC
Lifelong Learner Holdings, LLC	First Lien Secured Debt - Term Loan	SOFR+790, 1.00% Floor	10/20/25	4,354	4,305	4,344	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+790, 1.00% Floor	10/20/25	927	913	924	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+790, 1.00% Floor	10/20/25	537	536	536	(9)(21)(23)(31)
					5,754	5,804
SafetyCo
HEF Safety Ultimate Holdings, LLC	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	11/19/29	7,425	7,265	7,425	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+575, 1.00% Floor	11/19/29	—	(56)	—	(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	11/17/29	710	679	710	(9)(21)(23)(31)
					7,888	8,135

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
Schlesinger Group
Schlesinger Global, LLC	First Lien Secured Debt - Term Loan	SOFR+275 Cash plus 5.85% PIK, 1.00% Floor	07/12/25	11,942	11,957	11,705	(9)(30)
SEER
GS SEER Group Borrower LLC	First Lien Secured Debt - Term Loan	SOFR+675, 1.00% Floor	04/29/30	3,208	3,128	3,160	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+675, 1.00% Floor	04/29/30	709	676	688	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+675, 1.00% Floor	04/30/29	—	(8)	(6)	(8)(9)(21)(23)
GS SEER Group Holdings, LLC	Common Equity - Common Stock	N/A	N/A	42 Shares	42	43	(9)(13)
					3,838	3,885
Smith System
Smith Topco, Inc.	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	11/06/29	8,783	8,616	8,783	(9)(32)
	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	11/06/29	—	(21)	—	(9)(21)(23)
					8,595	8,783
Solera
Polaris Newco, LLC	First Lien Secured Debt - Term Loan	SOFR+426, 0.50% Floor	06/02/28	6,716	6,733	6,737	(10)(31)
Solera, LLC	Second Lien Secured Debt - Term Loan	SOFR+910, 1.00% Floor	06/04/29	5,686	5,636	5,627	(10)(31)
					12,369	12,364
Trench Plate
Trench Plate Rental Co.	First Lien Secured Debt - Term Loan	SOFR+560, 1.00% Floor	12/03/26	17,727	17,581	17,417	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+560, 1.00% Floor	12/03/26	1,427	1,414	1,395	(9)(20)(21)(23) (31)
Trench Safety Solutions Holdings, LLC	Common Equity - Common Stock	N/A	N/A	331 Shares	50	32	(9)(13)
					19,045	18,844
US Legal Support
US Legal Support Investment Holdings, LLC	Common Equity - Series A-1 Units	N/A	N/A	631,972 Shares	632	1,055	(9)(13)
USLS Acquisition, Inc.	First Lien Secured Debt - Term Loan	SOFR+590, 1.00% Floor	06/01/26	28,370	28,225	28,235	(9)(31)(32)
	First Lien Secured Debt - Delayed Draw	SOFR+590, 1.00% Floor	06/01/26	4,428	4,412	4,411	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+590, 1.00% Floor	12/01/27	804	796	798	(9)(20)(23)(31)
					34,065	34,499
Vixxo
Vixxo Corporation	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	08/01/30	3,750	3,697	3,694	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	08/01/30	—	(9)	(19)	(8)(9)(21)(23)
					3,688	3,675

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
Wilson Language Training
Owl Acquisition, LLC	First Lien Secured Debt - Term Loan	SOFR+535, 1.00% Floor	02/04/28	9,635	9,515	9,586	(9)(30)
Owl Parent Holdings, LLC	Common Equity - Common Stock	N/A	N/A	100 Shares	100	172	(9)(13)
					9,615	9,758
		Total Business Services			$313,178	$312,338
Chemicals, Plastics & Rubber
Aspen Aerogels, Inc.
Aspen Aerogels, Inc.	First Lien Secured Debt - Term Loan	SOFR+450, 4.50% Floor	08/19/29	$23,605	$23,161	$23,133	(9)(17)(30)
	First Lien Secured Debt - Revolver	SOFR+460, 2.50% Floor	08/19/29	43	43	43	(9)(17)(21)(23) (30)
					23,204	23,176
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I LLC)
Carbonfree Chemicals Holdings LLC (4)	Common Equity - Common Equity / Interest	N/A	N/A	1,246 Shares	56,505	18,933	(13)(16)(24)
FC2 LLC (4)	Common Equity - Common Stock	N/A	N/A	5 Shares	-	-	(24)
	Secured Debt - Promissory Note	6.50%	10/14/27	12,500	12,501	12,459
					69,006	31,392
Heubach
Heubach Holdings USA LLC	First Lien Secured Debt - Term Loan	10.00%	04/30/24	1,631	383	815	(14)(17)(18)
SK Neptune Husky Group Sarl (Luxembourg Investment Company 428 S.a r.l.)	First Lien Secured Debt - Term Loan	7.00%	01/03/29	9,438	—	—	(14)(17)
					383	815
IPS
SI Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+585, 1.00% Floor	12/31/27	34,624	34,495	34,552	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+585, 1.00% Floor	12/31/27	—	(12)	(15)	(8)(9)(21)(23)
					34,483	34,537
Meristem Crop Performance
Lunar Buyer, LLC	First Lien Secured Debt - Term Loan	SOFR+550, 0.75% Floor	10/03/30	9,091	8,915	8,909	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+550, 0.75% Floor	10/03/30	—	(65)	(68)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+550, 0.75% Floor	10/03/30	455	376	373	(9)(21)(23)(30)
					9,226	9,214
W.R. Grace
W.R. Grace Holdings LLC	First Lien Secured Debt - Corporate Bond	4.88%	06/15/27	2,000	1,943	1,938	(10)
		Total Chemicals, Plastics & Rubber			$138,245	$101,072

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
Construction & Building
Allstar Holdings
Athlete Buyer, LLC	First Lien Secured Debt - Term Loan	SOFR+585, 1.00% Floor	04/26/29	$1,927	$1,890	$1,908	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+585, 1.00% Floor	04/26/29	23,681	23,172	23,442	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+585, 1.00% Floor	04/26/29	3,292	3,211	3,240	(9)(20)(21)(23)(31)
					28,273	28,590
American Restoration
American Restoration Holdings, LLC	First Lien Secured Debt - Term Loan	SOFR+510, 1.00% Floor	07/24/30	6,463	6,340	6,350	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+510, 1.00% Floor	07/24/30	5,222	5,109	5,105	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+510, 1.00% Floor	07/24/30	389	356	358	(9)(21)(23)(31)
					11,805	11,813
OmniMax International, LLC
Omnimax International, LLC	First Lien Secured Debt - Term Loan	SOFR+575, 1.00% Floor	12/06/30	15,280	14,977	14,975	(9)(32)
	First Lien Secured Debt - Delayed Draw	SOFR+575, 1.00% Floor	12/06/30	—	(47)	(47)	(8)(9)(23)
					14,930	14,928
Pave America
Pave America Interco, LLC (f/k/a Pavement Partners Interco, LLC)	First Lien Secured Debt - Term Loan	SOFR+690, 1.00% Floor	02/07/28	14,310	13,993	14,095	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+690, 1.00% Floor	02/07/28	1,423	1,394	1,402	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+690, 1.00% Floor	02/07/28	1,371	1,321	1,332	(9)(21)(23)(31)
					16,708	16,829
Pavement Preservation
Pavement Preservation Acquisition, LLC	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	08/09/30	8,999	8,826	8,819	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	08/09/30	2,155	2,114	2,112	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	08/09/30	—	(24)	(26)	(8)(9)(21)(23)
					10,916	10,905
Renovo
HomeRenew Buyer, Inc.	First Lien Secured Debt - Term Loan	8.65%	11/23/27	9,073	8,177	4,900	(9)(14)(30)
	First Lien Secured Debt - Term Loan	SOFR+900, 2.50% Floor	03/13/25	1,276	1,241	1,244	(9)(30)
	First Lien Secured Debt - Delayed Draw	8.65%	11/23/27	7,998	7,198	4,319	(9)(14)(30)
	First Lien Secured Debt - Revolver	8.65%	11/23/27	2,161	1,975	1,167	(9)(14)(23)(30)
					18,591	11,630

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
RF Fager
R.F. Fager Company, LLC	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	03/04/30	930	911	914	(9)(30)(31)(32)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	03/04/30	—	(17)	(32)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	03/04/30	—	(5)	(4)	(8)(9)(21)(23)
					889	878
Traffic Management Solutions, LLC
Traffic Management Solutions, LLC	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	11/26/30	7,379	7,269	7,268	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	11/26/30	—	(45)	(46)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	11/26/30	121	100	100	(9)(21)(23)(31)
					7,324	7,322
		Total Construction & Building			$109,436	$102,895
Consumer Goods - Durable
Club Champion
Club Champion LLC	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	06/14/29	$8,152	$8,039	$8,009	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+500, 0.75% Floor	06/14/29	663	638	631	(9)(21)(23)(32)
					8,677	8,640
KLO Holdings, LLC
1244311 B.C. Ltd. (4)	Common Equity - Common Stock	N/A	N/A	1,000,032 Shares	1,000	202	(13)(17)(24)(26)
Polywood
Poly-Wood, LLC	First Lien Secured Debt - Term Loan	SOFR+575, 1.00% Floor	03/20/30	2,165	2,120	2,165	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+575, 1.00% Floor	03/20/30	—	(13)	—	(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+575, 1.00% Floor	03/20/30	—	(8)	—	(9)(21)(23)
					2,099	2,165
Sorenson Holdings, LLC
Sorenson Holdings, LLC	First Lien Secured Debt - Term Loan	8.00% PIK	04/01/30	247	197	203
	First Lien Secured Debt - Term Loan	10.00% PIK	04/01/30	60	54	55
	Common Equity - Membership Interests	N/A	N/A	279 Shares	108	119	(13)
					359	377
		Total Consumer Goods – Durable			$12,135	$11,384

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
Consumer Goods - Non-durable
3D Protein
Protein For Pets Opco, LLC	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	09/20/30	$8,561	$8,410	$8,411	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	09/20/30	—	(15)	(16)	(8)(9)(21)
					8,395	8,395
Dan Dee
Project Comfort Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+710, 1.00% Floor	02/01/26	17,757	17,716	17,653	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+710, 1.00% Floor	02/01/26	—	(3)	(9)	(8)(9)(21)(23)
	Preferred Equity - Preferred Equity	N/A	N/A	491,405 Shares	493	246	(9)(13)
					18,206	17,890
Elida Beauty
PHOENIX YW BUYER, INC.	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	05/31/30	8,137	7,968	7,975	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	05/31/30	—	(23)	(23)	(8)(9)(21)(23)
					7,945	7,952
Excelligence
Excelligence Learning Corporation	First Lien Secured Debt - Term Loan	SOFR+575, 1.00% Floor	01/18/30	15,418	15,123	15,264	(9)(31)
	First Lien Secured Debt - Revolver	P+475	01/18/30	148	101	123	(9)(20)(21)(23) (28)
					15,224	15,387
Iconix Brand Group
IBG Borrower LLC	First Lien Secured Debt - Term Loan	SOFR+600, 1.00% Floor	08/22/29	5,953	5,897	5,894	(9)(31)
LashCo
Lash OpCo, LLC	First Lien Secured Debt - Term Loan	SOFR+275 Cash plus 5.10% PIK, 1.00% Floor	03/18/26	42,662	42,398	41,794	(9)(32)
	First Lien Secured Debt - Delayed Draw	SOFR+275 Cash plus 5.10% PIK, 1.00% Floor	03/18/26	2,302	2,293	2,256	(9)(32)
	First Lien Secured Debt - Revolver	SOFR+275 Cash plus 5.10% PIK, 1.00% Floor	03/18/26	1,673	1,658	1,637	(9)(23)(32)
					46,349	45,687
Paladone
Paladone Group Bidco Limited	First Lien Secured Debt - Term Loan	SOFR+560, 1.00% Floor	11/12/27	5,936	5,867	5,913	(9)(17)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+560, 1.00% Floor	11/12/27	930	924	926	(9)(17)(31)
	First Lien Secured Debt - Revolver	SOFR+560, 1.00% Floor	11/12/27	659	645	653	(9)(17)(21)(23) (28)(31)
	First Lien Secured Debt - Revolver	SON+550, 1.00% Floor	11/12/27	£353	469	439	(9)(17)(23)(29)
Paladone Group Holdings Limited	Common Equity - Common Stock	N/A	N/A	94,151 Shares	92	121	(9)(13)(17)
					7,997	8,052

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
RoC Skincare
RoC Holdco LLC	First Lien Secured Debt - Term Loan	SOFR+600, 1.00% Floor	02/21/31	12,709	12,480	12,486	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	02/21/30	—	(38)	(38)	(8)(9)(21)(23)
					12,442	12,448
Sequential Brands Group, Inc.
Gainline Galaxy Holdings LLC	Common Equity - Common Stock	N/A	N/A	10,854 Shares	2,041	106	(16)(17)
Galaxy Universal LLC	First Lien Secured Debt - Term Loan	SOFR+575, 1.00% Floor	11/12/26	1,241	1,229	1,237	(17)(31)
Swisstech IP CO, LLC	First Lien Secured Debt - Term Loan	6.00% PIK	05/28/25	201	154	201	(17)
					3,424	1,544
Suave
Silk Holdings I Corp.	Common Equity - Common Stock	N/A	N/A	100 Shares	100	215	(9)(13)
Silk Holdings III Corp.	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	05/01/29	29,652	29,046	29,355	(9)(31)
					29,146	29,570
Tailored Brands
The Men's Wearhouse, LLC	First Lien Secured Debt - Term Loan	SOFR+650, 0.00% Floor	02/26/29	1,270	1,268	1,271	(10)(31)
		Total Consumer Goods – Non-durable			$156,293	$154,090
Consumer Services
Clarus Commerce
Marlin DTC-LS Midco 2, LLC	First Lien Secured Debt - Term Loan	SOFR+660, 1.00% Floor	07/01/25	$21,078	$21,012	$21,075	(31)
	First Lien Secured Debt - Revolver	SOFR+660, 1.00% Floor	07/01/25	—	(2)	—	(21)(23)
					21,010	21,075
Gateway Services
Gateway US Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	09/22/28	10,225	10,184	10,172	(9)(31)
	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	09/22/26	2,349	2,340	2,337	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 0.75% Floor	09/22/26	533	532	531	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 0.75% Floor	11/14/26	—	(9)	(5)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+650, 0.75% Floor	09/22/26	—	(1)	(2)	(8)(9)(21)(23)
					13,046	13,033

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
Go Car Wash
Go Car Wash Management Corp.	First Lien Secured Debt - Term Loan	SOFR+585, 1.00% Floor	12/31/26	1,600	1,588	1,557	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+585, 1.00% Floor	12/31/26	9,318	9,243	9,080	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+635, 1.00% Floor	12/31/26		—	(11)	(8)(9)(21)(23)
					10,831	10,626
Legacy.com
Lotus Topco Inc.	First Lien Secured Debt - Term Loan	SOFR+475, 1.00% Floor	06/07/30	2,926	2,886	2,883	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 1.00% Floor	06/07/30	—	(10)	(22)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+475, 1.00% Floor	06/07/30	—	(8)	(9)	(8)(9)(21)(23)
					2,868	2,852
Regis
Regis Corporation	First Lien Secured Debt - Term Loan	SOFR+450, 2.50% Floor	06/24/29	6,942	6,814	6,802	(9)(30)(31)
	First Lien Secured Debt - Revolver	SOFR+450, 2.50% Floor	06/24/29	721	646	638	(9)(20)(21)(23) (31)
					7,460	7,440
SEV
SEV Intermediate Holdco, LLC	First Lien Secured Debt - Term Loan	SOFR+525, 0.75% Floor	06/21/30	8,292	8,148	8,147	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+525, 0.75% Floor	06/21/30	633	605	604	(9)(21)(23)(31) (32)
					8,753	8,751
Team Car Wash
TCW Midco LLC	First Lien Secured Debt - Term Loan	SOFR+575, 1.00% Floor	10/22/29	5,000	4,952	4,950	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+575, 1.00% Floor	10/22/29	—	(40)	(42)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+575, 1.00% Floor	10/22/29	—	(8)	(8)	(8)(9)(21)(23)
					4,904	4,900
The Club Company
Eldrickco Limited	First Lien Secured Debt - Term Loan	SON+578, 0.50% Floor	11/26/26	£9,057	11,696	11,038	(9)(17)(29)
	First Lien Secured Debt - Delayed Draw	SON+578, 0.50% Floor	11/26/26	£8,497	10,516	10,275	(9)(17)(21)(23) (29)
	First Lien Secured Debt - Revolver	SON+578, 0.50% Floor	11/26/26	£356	416	433	(9)(17)(23)(29)
	First Lien Secured Debt - Revolver	SON+553, 0.50% Floor	05/26/26	£—	(1)	(11)	(8)(9)(17)(21) (23)
					22,627	21,735

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
The Weather Company
Zephyr Buyer, L.P.	First Lien Secured Debt - Term Loan	SOFR+650, 1.00% Floor	01/31/30	30,816	30,134	30,272	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+675, 1.00% Floor	01/31/30	—	(84)	(69)	(8)(9)(21)(23)
					30,050	30,203
Village Pet Care
Village Pet Care, LLC	First Lien Secured Debt - Term Loan	SOFR+650, 1.00% Floor	09/22/29	1,500	1,475	1,485	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+650, 1.00% Floor	09/22/29	750	708	700	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	P+550	09/22/29	800	784	790	(9)(21)(23)(28)
					2,967	2,975
Walters Wedding Estates
WH BorrowerCo, LLC	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	08/01/30	14,348	14,140	14,129	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	08/01/30		(114)	(122)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	08/01/30	1,223	1,188	1,185	(9)(21)(23)(31)
					15,214	15,192
		Total Consumer Services			$139,730	$138,782
Containers, Packaging & Glass
Truvant
NPPI Buyer, LLC	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	08/20/29	$22,050	$21,737	$21,719	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	08/20/29	—	(33)	(71)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	08/20/29	—	(44)	(47)	(8)(9)(21)(23)
		Total Containers, Packaging & Glass			$21,660	$21,601
Diversified Investment Vehicles, Banking, Finance, Real Estate
Basswood Park CLO Ltd
Basswood Park CLO Ltd 2021-1	Asset Backed Security - CLO Debt		04/20/34	$2,000	$2,011	$2,003	(10)(17)
Celink
Compu-Link Corporation (dba Celink)	First Lien Secured Debt - Term Loan	SOFR+610, 1.00% Floor	11/30/29	18,076	17,695	17,819	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+610, 1.00% Floor	11/30/29	—	(5)	(41)	(8)(9)(21)(23)
Peer Advisors, LLC	First Lien Secured Debt - Term Loan	SOFR+610, 1.00% Floor	11/30/29	4,347	4,340	4,285	(9)(30)
					22,030	22,063

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)		Cost (37)	Fair Value (1)(38)
Churchill Middle Market CLO Lt
Churchill Middle Market CLO Ltd 2021-1	Asset Backed Security - CLO Debt		10/24/33		4,000	4,000	4,002	(10)(17)
Definiti LLC
Greylock Holdings LLC	Common Equity - Common Stock	N/A	N/A		100,000 Shares	100	96	(9)(13)
RHI Acquisition LLC	First Lien Secured Debt - Term Loan	SOFR+575, 1.00% Floor	03/16/29		5,985	5,843	5,864	(9)(32)
	First Lien Secured Debt - Delayed Draw	SOFR+575, 1.00% Floor	03/16/29		1,302	1,259	1,240	(9)(21)(23)(32)
	First Lien Secured Debt - Revolver	SOFR+660, 1.00% Floor	03/16/29		—	(14)	(13)	(8)(9)(21)(23)
						7,188	7,187
Fortress Credit BSL Limited
Fortress Credit BSL Limited 2021-3	Asset Backed Security - CLO Debt		07/20/34		3,000	3,001	3,005	(10)(17)
Fortress Credit Opportunities
Fortress Credit Opportunities CLO LLC 2024-25	Asset Backed Security - CLO Debt		01/15/37		4,000	4,000	4,000	(10)(17)
Generator Buyer, Inc.
Generator Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+525, 0.75% Floor	07/22/30	C$	16,086	12,536	12,188	(9)(17)(31)(33)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 0.75% Floor	07/22/30	C$	416	286	259	(9)(17)(21)(23) (33)
	First Lien Secured Debt - Revolver	SOFR+525, 0.75% Floor	07/22/30	C$	—	(21)	(15)	(8)(9)(17)(20)(21) (23)
						12,801	12,432
Golden Bear
Golden Bear 2016-R, LLC (4)	Structured Products and Other - Membership Interests	N/A	09/20/42		N/A	15,451	9,736	(3)(17)
Golub Capital Partners CLO, LT
Golub Capital Partners CLO, LTD 2021-55	Asset Backed Security - CLO Debt		07/20/34		2,000	2,016	2,013	(10)(17)
Insight XI Aggregator, L.P.
Insight XI Aggregator, L.P.	First Lien Secured Debt - Term Loan	SOFR+325, 0.00% Floor	08/28/25		3,041	3,041	3,041	(9)(17)(31)
Lending Point
LendingPoint 2018-1 Funding Trust	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	12/31/27		36,294	35,918	36,109	(9)(31)
LendingPoint LLC	First Lien Secured Debt - Term Loan	0.00%	12/30/26		2,197	2,197	2,192	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+300, 1.00% Floor	12/31/27		6,971	6,971	6,945	(9)(21)(23)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	12/31/27		—	—	(8)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+300, 1.00% Floor	12/31/27		—	—	(21)	(8)(9)(21)(23)
						45,086	45,217

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
Nexity
Evoriel	First Lien Secured Debt - Term Loan	EURIBOR+525, 0.00% Floor	04/02/31	€2,283	2,438	2,335	(9)(17)(34)
	First Lien Secured Debt - Delayed Draw	EURIBOR+525, 0.00% Floor	04/02/31	€391	402	390	(9)(17)(21)(23) (34)
					2,840	2,725
Origami Opportunities Fund III
Origami Opportunities Fund III, L.P.	First Lien Secured Debt - Term Loan	SOFR+625, 2.00% Floor	10/25/27	6,667	6,572	6,567	(9)(17)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+625, 2.00% Floor	10/25/27	—	(47)	(50)	(8)(9)(17)(21) (23)
					6,525	6,517
PMA
PMA Parent Holdings, LLC	First Lien Secured Debt - Term Loan	SOFR+525, 0.75% Floor	01/31/31	14,013	13,869	13,865	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+550, 0.75% Floor	01/31/31	—	(10)	(10)	(8)(9)(21)(23)
					13,859	13,855
Purchasing Power, LLC
Purchasing Power Funding I, LLC	First Lien Secured Debt - Revolver	SOFR+710, 0.00% Floor	02/26/27	2,825	2,825	2,825	(9)(21)(23)(30)
Redfin
Redfin Corporation	First Lien Secured Debt - Term Loan	SOFR+575, 1.50% Floor	10/20/28	3,456	3,385	3,378	(9)(17)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+575, 1.50% Floor	10/20/28	3,474	3,402	3,396	(9)(17)(31)
					6,787	6,774
Renew Financial LLC (f/k/a Renewable Funding, LLC)
AIC SPV Holdings II, LLC	Preferred Equity - Preferred Stock	N/A	N/A	142 Shares	534	193	(15)(17)
Renew Financial LLC (f/k/a Renewable Funding, LLC)	Common Equity - Common Stock	N/A	N/A	1,368,286 Shares	16,813	69	(13)(17)
Renew JV LLC	Common Equity - Membership Interests	N/A	N/A	233,308 Shares	233	400	(13)(17)
					17,580	662
Spectrum Automotive
Shelby 2021 Holdings Corp.	First Lien Secured Debt - Term Loan	SOFR+525, 0.75% Floor	06/29/28	14,109	13,985	14,039	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 0.75% Floor	06/29/28	412	357	393	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+575, 0.75% Floor	06/29/27	—	(3)	(2)	(8)(9)(21)(23)
					14,339	14,430
Stretto
Stretto, Inc.	First Lien Secured Debt - Term Loan	SOFR+600, 1.00% Floor	10/13/28	11,194	11,143	11,138	(9)(31)
US Auto
Auto Pool 2023 Trust (Del. Stat. Trust) (4)	Structured Products and Other - Membership Interests	N/A	02/28/29	N/A	23,192	16,366	(9)(25)
		Total Diversified Investment Vehicles, Banking, Finance, Real Estate			$219,715	$189,991

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
Energy - Electricity
Solarplicity Group Limited (f/k/a AMP Solar UK)
Solarplicity UK Holdings Limited	First Lien Secured Debt - Term Loan	4.00%	03/08/23	£5,562	$7,231	$1,997	(11)(14)(17)
	Preferred Equity - Preferred Stock	N/A	N/A	4,286 Shares	5,623	—	(13)(17)(26)
	Common Equity - Ordinary Shares	N/A	N/A	2,825 Shares	4	—	(13)(17)(26)
		Total Energy – Electricity			$12,858	$1,997
Environmental Industries
Liberty Tire Recycling
LTR Intermediate Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+450, 1.00% Floor	05/05/28	$2,067	$2,030	$2,036	(10)(30)
		Total Environmental Industries			$2,030	$2,036
Healthcare & Pharmaceuticals
Akoya
Akoya Biosciences, Inc.	First Lien Secured Debt - Term Loan	SOFR+691, 2.50% Floor	11/01/27	$13,125	$13,142	$13,093	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+691, 2.50% Floor	11/01/27	9,375	9,357	9,353	(9)(30)
					22,499	22,446
Alcami
Alcami Corporation	First Lien Secured Debt - Term Loan	SOFR+710, 1.00% Floor	12/21/28	8,055	7,853	7,874	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+710, 1.00% Floor	12/21/28	593	578	579	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+710, 1.00% Floor	12/21/28	82	56	58	(9)(21)(23)(30)
					8,487	8,511
Alcresta Therapeutics Inc.
Alcresta Holdings, LP	Preferred Equity - Preferred Equity	N/A	N/A	116 Shares	116	124	(9)(24)
	Common Equity - Common Stock	N/A	N/A	1,176 Shares	1	28	(9)(24)
Alcresta Therapeutics Inc.	First Lien Secured Debt - Term Loan	SOFR+575, 1.00% Floor	03/12/30	2,276	2,236	2,242	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+575, 1.00% Floor	03/12/30	—	(123)	(106)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+575, 1.00% Floor	03/31/29	—	(7)	(7)	(8)(9)(21)(23)
					2,223	2,281
All Star
All Star Recruiting Locums, LLC	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	05/01/30	6,922	6,793	6,887	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+550, 1.00% Floor	05/01/30	—	(15)	(9)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+550, 1.00% Floor	05/01/30	217	194	211	(9)(21)(23)(31)
					6,972	7,089

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
Allied Benefit Systems
Allied Benefit Systems Intermediate LLC	First Lien Secured Debt - Term Loan	SOFR+525, 0.75% Floor	10/31/30	5,873	5,873	5,873	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 0.75% Floor	10/31/30	1,077	1,069	1,077	(9)(30)
					6,942	6,950
August Bio
August Bioservices, LLC	First Lien Secured Debt - Term Loan	SOFR+595, 2.00% Floor	06/01/29	12,000	11,945	11,850	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+595, 2.00% Floor	06/01/29	3,000	2,987	2,963	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+400, 2.00% Floor	06/01/29	—	(2)	(7)	(8)(9)(21)(23)
					14,930	14,806
Azurity Pharmaceuticals
Azurity Pharmaceuticals, Inc.	First Lien Secured Debt - Term Loan	SOFR+662, 0.75% Floor	09/20/27	4,765	4,729	4,670	(10)(30)
Bausch Health
Bausch Health Companies Inc. (f/k/a Valeant Pharmaceuticals International, Inc.)	First Lien Secured Debt - Term Loan	SOFR+525, 0.50% Floor	02/01/27	7,200	6,747	7,047	(10)(17)(30)
	First Lien Secured Debt - Corporate Bond	5.50%	11/01/25	1,088	1,048	1,061	(10)(17)
					7,795	8,108
Cato Research
LS Clinical Services Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+751, 1.00% Floor	12/16/27	14,782	14,612	14,227	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+751, 1.00% Floor	06/16/27	1,609	1,585	1,544	(9)(21)(23)(31)
					16,197	15,771
Celerion
Celerion Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	11/05/29	11,117	10,908	11,006	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+550, 0.75% Floor	11/05/29	—	(27)	(13)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+550, 0.75% Floor	11/03/28	—	(12)	(6)	(8)(9)(21)(23)
					10,869	10,987
Cerus
Cerus Corporation	First Lien Secured Debt - Term Loan	SOFR+660, 1.80% Floor	03/01/28	12,000	11,978	12,000	(9)(17)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+660, 1.80% Floor	03/01/28	4,500	4,492	4,500	(9)(17)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+660, 1.00% Floor	03/01/28	3,000	2,980	3,000	(9)(17)(23)(30)
	First Lien Secured Debt - Revolver	SOFR+385, 1.00% Floor	03/01/28	415	414	415	(9)(17)(21)(23) (30)
					19,864	19,915

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
CNSI
Acentra Holdings, LLC (fka CNSI Holdings, LLC)	First Lien Secured Debt - Term Loan	SOFR+550, 0.50% Floor	12/17/29	17,640	17,167	17,462	(9)(31)
	First Lien Secured Debt - Term Loan	SOFR+575, 0.50% Floor	12/17/28	3,960	3,912	3,940	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+550, 0.50% Floor	12/17/29	213	163	193	(9)(21)(23)(31)
					21,242	21,595
Compass Health
Roscoe Medical, Inc	First Lien Secured Debt - Term Loan	SOFR+636, 1.00% Floor	03/31/25	7,391	7,309	7,354	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+011, 0.00% Floor	03/31/25	492	482	488	(9)(21)(23)(28)
					7,791	7,842
EmpiRx
EmpiRx Health LLC	First Lien Secured Debt - Term Loan	SOFR+510, 1.00% Floor	08/05/27	8,818	8,721	8,818	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+510, 1.00% Floor	08/05/27	—	(8)	-	(9)(20)(21)(23)
					8,713	8,818
ExactCare
ExactCare Parent, Inc.	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	11/05/29	17,898	17,468	17,808	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+650, 1.00% Floor	11/05/29	—	(44)	(10)	(8)(9)(21)(23)
					17,424	17,798
Gainwell
Gainwell Acquisition Corp. (Milano Acquisition Corp)	First Lien Secured Debt - Term Loan	SOFR+400, 0.75% Floor	10/01/27	16,778	15,875	16,293	(10)(31)
Health & Safety Institute
HSI Halo Holdings, LLC	Common Equity - Common Stock	N/A	N/A	104 Shares	16	21	(9)
HSI HALO Acquisition, Inc.	Common Equity - Common Stock	N/A	N/A	500 Shares	31	2,026	(9)(13)
					47	2,047
KureSmart
Clearway Corporation (f/k/a NP/Clearway Holdings, Inc.)	Common Equity - Common Stock	N/A	N/A	133 Shares	133	305	(9)(13)
Kure Pain Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+610, 1.00% Floor	08/27/27	21,047	21,006	21,047	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+510, 1.00% Floor	08/27/27	—	(6)	-	(9)(21)(23)
					21,133	21,352
LucidHealth
Premier Imaging, LLC	First Lien Secured Debt - Term Loan	SOFR+426 Cash plus 2.00% PIK, 1.00% Floor	03/31/26	7,057	7,025	5,716	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+426 Cash plus 2.00% PIK, 1.00% Floor	03/31/26	1,911	1,837	1,548	(9)(31)
					8,862	7,264

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
Mannkind Corporation
Mannkind Corporation	Common Equity - Common Stock	N/A	N/A	34,226 Shares	-	220	(9)(10)(13)(17)
Maxor National Pharmacy Services, LLC
Maxor Acquisition, Inc.	First Lien Secured Debt - Term Loan	SOFR+610, 1.00% Floor	03/01/29	10,000	9,900	9,900	(9)(13)
Maxor National Pharmacy Services, LLC	First Lien Secured Debt - Term Loan	SOFR+610, 1.00% Floor	03/01/29	13,185	12,882	13,053	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+700, 1.00% Floor	03/01/29	—	(32)	(15)	(8)(9)(21)(23)
Maxor Topco, L.P.	Preferred Equity - Preferred Equity	N/A	N/A	50,000 Shares	50	75	(9)(13)
					22,800	23,013
Medical Guardian
Medical Guardian, LLC	First Lien Secured Debt - Term Loan	SOFR+585, 1.00% Floor	04/26/28	31,062	30,844	30,902	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+585, 1.00% Floor	04/26/28	4,738	4,690	4,714	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+635, 1.00% Floor	04/26/28	—	(24)	(19)	(8)(9)(21)(23)
					35,510	35,597
Midwest Vision
Midwest Vision Partners Management, LLC	First Lien Secured Debt - Term Loan	SOFR+450 Cash plus 2.00% PIK, 1.00% Floor	01/12/27	20,776	20,548	20,517	(9)(31)
	First Lien Secured Debt - Term Loan	SOFR+650 PIK, 1.00% Floor	01/12/27	1,127	1,115	899	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+650, 1.00% Floor	01/12/27	612	606	595	(9)(23)(31)
					22,269	22,011
Omega Healthcare
OMH-Healthedge Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+600, 1.00% Floor	10/08/29	9,850	9,804	9,850	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	10/08/29	—	(5)	—	(9)(21)(23)
					9,799	9,850
Ora LLC
Orion Buyer, LLC	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	07/18/30	6,901	6,771	6,763	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	07/18/30		(15)	(34)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	P+400	07/18/30	280	254	252	(9)(21)(23)(28)
TVG Orion Blocker, Inc.	Common Equity - Common Stock	N/A	N/A	2 Shares	110	103	(9)(24)
	Unsecured Debt - Promissory Note	11.34%	07/18/30	21	21	21	(9)
					7,141	7,105

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
Partner Therapeutics, Inc
Partner Therapeutics, Inc	Preferred Equity - Preferred Equity	N/A	N/A	55,556 Shares	333	333	(9)(13)
	Warrants - Warrants			73,333 Shares	389	136	(9)(13)
					722	469
PHS
PHS Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+410 Cash plus 1.00% PIK, 1.00% Floor	01/31/27	25,785	25,598	21,853	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+410 Cash plus 1.00% PIK, 1.00% Floor	01/31/27	1,441	1,417	1,136	(9)(21)(23)(31)
					27,015	22,989
Rarebreed
Rarebreed Veterinary Partners, Inc.	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	04/18/30	4,237	4,160	4,152	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	04/18/30	6,457	6,286	6,088	(9)(21)(23)(30)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	04/18/30	—	(17)	(19)	(8)(9)(21)(23)
					10,429	10,221
RHA Health Services
Pace Health Companies, LLC	First Lien Secured Debt - Term Loan	SOFR+565, 1.00% Floor	08/02/25	1,389	1,381	1,384	(9)(31)
	First Lien Secured Debt - Term Loan	SOFR+540, 1.00% Floor	08/02/25	464	463	461	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+540, 1.00% Floor	08/02/25	3,231	3,221	3,209	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+565, 1.00% Floor	08/02/25	195	190	191	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+540, 1.00% Floor	08/02/25	—	(30)	(3)	(8)(9)(20)(21) (23)
					5,225	5,242
Rigel Pharmaceuticals
Rigel Pharmaceuticals, Inc.	First Lien Secured Debt - Term Loan	SOFR+661, 1.50% Floor	09/01/27	3,000	3,019	3,000	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+661, 1.50% Floor	09/01/27	15,000	14,981	15,000	(9)(30)
					18,000	18,000
Sterling Pharma
Saffron Bidco Ltd	First Lien Secured Debt - Term Loan	SOFR+575, 0.75% Floor	09/11/31	13,467	13,216	13,201	(9)(17)(30)(35)
	First Lien Secured Debt - Delayed Draw	SON+575, 0.75% Floor	09/11/31	£—	(79)	(154)	(8)(9)(17)(21) (23)
					13,137	13,047

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
Team Select
TS Investors, LLC	First Lien Secured Debt - Term Loan	SOFR+560, 1.00% Floor	05/04/29	9,526	9,372	9,407	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+560, 1.00% Floor	05/04/29	110	92	76	(9)(21)(23)(30)
	First Lien Secured Debt - Revolver	SOFR+560, 1.00% Floor	05/04/29	—	(4)	(2)	(8)(9)(21)(23)
					9,460	9,481
TELA Bio, Inc.
TELA Bio, Inc.	First Lien Secured Debt - Term Loan	SOFR+635, 1.00% Floor	05/01/27	13,333	13,296	13,333	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+635, 1.00% Floor	05/01/27	—	(1)	-	(9)(23)
					13,295	13,333
TersSera
TerSera Therapeutics LLC	First Lien Secured Debt - Term Loan	SOFR+575, 1.00% Floor	04/04/29	16,750	16,373	16,750	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+575, 1.00% Floor	04/04/29	—	(24)	—	(9)(21)(23)
					16,349	16,750
Treace
Treace Medical Concepts, Inc.	First Lien Secured Debt - Term Loan	SOFR+610, 1.00% Floor	04/01/27	14,583	14,543	14,438	(9)(17)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+610, 1.00% Floor	04/01/27		(3)	(87)	(8)(9)(17)(23)
	First Lien Secured Debt - Revolver	SOFR+410, 1.00% Floor	04/01/27	400	393	370	(9)(17)(21)(23) (27)(30)
					14,933	14,721
Trillium
AHP Timberwolf Bidco Corp.	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	08/06/31	8,125	7,969	7,963	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	08/06/31	—	(35)	(37)	(8)(9)(21)(23)
					7,934	7,926
Unchained Labs
Unchained Labs, LLC	First Lien Secured Debt - Term Loan	SOFR+555, 1.00% Floor	08/09/27	1,868	1,850	1,854	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+555, 1.00% Floor	08/09/27	2,212	2,200	2,195	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+555, 1.00% Floor	08/09/27	—	(6)	(5)	(8)(9)(21)(23)
					4,044	4,044
WellDyneRx, LLC
WelldyneRX, LLC	First Lien Secured Debt - Term Loan	SOFR+685, 0.75% Floor	03/09/27	17,580	17,387	17,228	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+685, 0.75% Floor	03/09/26	—	(12)	(24)	(8)(9)(21)(23)
					17,375	17,204
		Total Healthcare & Pharmaceuticals			$478,031	$475,766

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
High Tech Industries
Acronis AG
ACRONIS AG	First Lien Secured Debt - Term Loan	SOFR+595 Cash plus 1.00% PIK, 1.00% Floor	04/01/27	$27,213	$27,096	$27,211	(9)(17)(30)
AGDATA
AGDATA Midco, LLC	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	07/01/30	2,653	2,615	2,613	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 0.75% Floor	07/01/30	—	(12)	(27)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+475, 0.75% Floor	07/01/30	—	(7)	(8)	(8)(9)(21)(23)
					2,596	2,578
Align
RMCF V CIV L, L.P.	Common Equity - Common Stock	N/A	N/A	241 Shares	500	508	(13)(24)
American Megatrends
AMI Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+525, 0.75% Floor	10/17/31	13,095	12,903	12,899	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+525, 0.75% Floor	10/17/31	463	435	435	(9)(21)(23)(32)
					13,338	13,334
Anaplan
Anaplan, Inc.	First Lien Secured Debt - Term Loan	SOFR+525, 0.75% Floor	06/21/29	11,301	11,301	11,273	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+575, 0.75% Floor	06/21/28	—	-	(2)	(8)(9)(21)(23)
					11,301	11,271
Avalara
Avalara, Inc.	First Lien Secured Debt - Term Loan	SOFR+625, 0.75% Floor	10/19/28	9,091	9,153	9,091	(31)
	First Lien Secured Debt - Revolver	SOFR+625, 0.75% Floor	10/19/28	—	—	—	(21)(23)
					9,153	9,091
BarTender
Sigma Buyer LLC	First Lien Secured Debt - Term Loan	SOFR+525, 0.75% Floor	01/04/28	13,584	13,339	13,414	(9)(32)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 0.75% Floor	01/04/28	7,273	7,135	7,182	(9)(32)
	First Lien Secured Debt - Revolver	SOFR+525, 0.75% Floor	01/04/28	700	672	681	(9)(21)(23)(32)
					21,146	21,277
Beeline
IQN Holding Corp.	First Lien Secured Debt - Term Loan	SOFR+525, 0.75% Floor	05/02/29	4,007	4,007	4,007	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+525, 0.75% Floor	05/02/28	126	126	126	(9)(21)(23)(31)
					4,133	4,133

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
Biamp
Biamp	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	04/30/30	873	857	850	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	04/30/30	—	(2)	(3)	(8)(9)(21)(23)
					855	847
BusPatrol
BusPatrol Holdco	First Lien Secured Debt - Term Loan	SOFR+600, 1.00% Floor	08/02/29	8,333	8,254	8,249	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+600, 1.00% Floor	08/02/29	—	(31)	(33)	(8)(9)(23)
	First Lien Secured Debt - Revolver	SOFR+400, 1.00% Floor	08/02/29	300	286	285	(9)(21)(23)(30)
					8,509	8,501
Calero Holdings, Inc.
Telesoft Holdings, LLC	First Lien Secured Debt - Term Loan	SOFR+585, 1.00% Floor	12/16/26	21,648	21,536	21,507	(30)
	First Lien Secured Debt - Revolver	SOFR+585, 1.00% Floor	12/16/26	568	557	553	(21)(23)(30)
					22,093	22,060
Carbon6
Carbon6 Technologies, Inc.	Preferred Equity - Preferred Equity	N/A	N/A	280,899 Shares	250	250	(9)(13)
ChyronHego Corporation
ChyronHego Corporation (5)	Preferred Equity - Preferred Equity	N/A	N/A	7,800 Shares	6,000	19,456	(13)(24)
ChyronHego US Holding Corporation (5)	First Lien Secured Debt - Term Loan	SOFR+350, 1.75% Floor	06/30/26	106,406	106,196	106,406	(31)
	First Lien Secured Debt - Revolver	SOFR+600, 1.75% Floor	06/30/26	15,500	15,483	15,500	(20)(21)(23)(31)
	First Lien Secured Debt - Revolver	3.50%	11/14/25	€—	—	—	(23)
					127,679	141,362
Dairy.com
Momentx Corporation	First Lien Secured Debt - Term Loan	SOFR+585, 1.00% Floor	06/24/27	14,892	14,754	14,594	(9)(31)
	First Lien Secured Debt - Term Loan	SOFR+635, 1.00% Floor	06/24/27	1,343	1,325	1,330	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+585, 1.00% Floor	06/24/27	1,257	1,245	1,232	(9)(23)(31)
					17,324	17,156
DigiCert
Dcert Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+400, 0.00% Floor	10/16/26	8,591	8,259	8,275	(10)(30)
	Second Lien Secured Debt - Term Loan	SOFR+700, 0.00% Floor	02/19/29	7,860	7,057	6,406	(10)(30)
					15,316	14,681

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
Digital.ai
Digital.ai Software Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+600, 1.00% Floor	08/10/28	22,931	22,588	22,475	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	08/10/28	242	206	194	(9)(21)(23)(31)
					22,794	22,669
ELECTRONICS FOR IMAGING
Electronics for Imaging, Inc.	First Lien Secured Debt - Term Loan	SOFR+500, 0.00% Floor	07/23/28	2,861	2,451	2,335	(10)(31)
G2CI
Evergreen IX Borrower 2023, LLC	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	09/30/30	7,133	7,133	7,062	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+475, 0.75% Floor	10/01/29	—	—	(8)	(8)(9)(21)(23)
					7,133	7,054
GrayMatter Systems
Genius Bidco LLC	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	05/01/30	1,334	1,309	1,310	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	05/01/30		(44)	(87)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	05/01/30		(21)	(20)	(8)(9)(20)(21) (23)
	Common Equity - Common Stock	N/A	N/A	773 Shares	77	68	(9)(24)
					1,321	1,271
Gtreasury
G Treasury SS LLC	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	06/29/29	250	246	246	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+550, 1.00% Floor	06/29/29	591	576	582	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+550, 1.00% Floor	12/31/25	—	(20)	(21)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+550, 1.00% Floor	06/29/29	—	(4)	(4)	(8)(9)(21)(23)
					798	803
Inovalon
Inovalon Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+625, 0.75% Floor	11/24/28	6,704	6,597	6,318	(31)
	First Lien Secured Debt - Delayed Draw	SOFR+350, 0.75% Floor	11/24/28	509	504	484	(31)
	Second Lien Secured Debt - Term Loan	SOFR+1050, 0.75% Floor	11/25/33	153	146	132	(31)
					7,247	6,934
Litify
Litify Holdings Inc.	Common Equity - Common Stock	N/A	N/A	217,892 Shares	107	447	(9)(13)
Litify LLC	First Lien Secured Debt - Term Loan	SOFR+660, 1.00% Floor	02/02/29	29,167	28,494	28,657	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+660, 1.00% Floor	02/02/29	—	(17)	(15)	(8)(9)(21)(23)
					28,584	29,089

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
Lookout
Lookout, Inc.	First Lien Secured Debt - Term Loan	SOFR+625, 3.00% Floor	06/01/29	5,000	4,977	5,000	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+625, 3.00% Floor	06/01/29	5,000	4,978	5,000	(9)(30)
					9,955	10,000
Modern Campus
Destiny Solutions U.S., Inc.	First Lien Secured Debt - Term Loan	SOFR+560, 1.00% Floor	06/08/26	13,100	12,996	13,100	(19)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+560, 1.00% Floor	06/08/26	12,026	11,913	12,026	(19)(30)
RMCF IV CIV XXXV, L.P.	Common Equity - Common Stock	N/A	N/A	482 Shares	1,000	1,868	(13)
					25,909	26,994
MYCOM
Magnate Holding Corp.	First Lien Secured Debt - Term Loan	SOFR+615, 0.50% Floor	02/28/25	18,748	18,755	18,337	(9)(17)(31)
Naviga
Colonnade Parent Inc (fka Naviga Inc.)	First Lien Secured Debt - Term Loan	7.10%	04/27/24	11,200	11,176	8,848	(9)(14)(18)(31)
	First Lien Secured Debt - Delayed Draw	7.10%	04/27/24	1,926	1,909	1,522	(9)(14)(18)(31)
	First Lien Secured Debt - Revolver	7.10%	04/27/24	500	500	395	(9)(14)(18)(23)(28) (31)
					13,585	10,765
New Era Technology, Inc.
New Era Technology, Inc.	First Lien Secured Debt - Term Loan	SOFR+640, 1.00% Floor	10/31/26	13,773	13,686	13,463	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+640, 1.00% Floor	10/31/26	17,811	17,663	17,410	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+640, 1.00% Floor	10/30/26	1,732	1,720	1,693	(9)(23)(31)
					33,069	32,566
New Relic
Crewline Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+675, 1.00% Floor	11/08/30	5,623	5,573	5,623	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+675, 1.00% Floor	11/08/30	—	—	—	(9)(21)(23)
					5,573	5,623
Omada
Omada Health, Inc.	First Lien Secured Debt - Term Loan	SOFR+710, 2.50% Floor	06/01/28	1,450	1,439	1,450	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+710, 2.50% Floor	06/01/28	—	(10)	—	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+410, 2.50% Floor	06/01/28	5	4	5	(9)(21)(23)(30)
					1,433	1,455

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
Pro Vigil
Pro-Vigil Holding Company, LLC	First Lien Secured Debt - Term Loan	SOFR+860, 1.00% Floor	01/11/26	7,700	7,643	7,570	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+860, 1.00% Floor	01/11/26	18,791	18,601	18,419	(9)(21)(23)(31)
					26,244	25,989
Riverbed Technology, Inc.
Riverbed Technology, Inc.	First Lien Secured Debt - Revolver	6.00%	04/03/28	—	(5)	(6)	(8)(14)(21)(23)
Simeio
Simeio Group Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+310 Cash plus 4.00% PIK, 1.00% Floor	02/02/26	8,128	8,105	7,539	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+310 Cash plus 4.00% PIK, 1.00% Floor	02/02/26	884	881	820	(9)(23)(30)
					8,986	8,359
Team LINX, LLC
TeamLINX Buyer, LLC	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	12/18/30	8,571	8,444	8,443	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	12/18/30	—	(21)	(21)	(8)(9)(21)(23)
					8,423	8,422
Texada
Texada Software LLC	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	04/30/30	6,923	6,794	6,802	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+550, 1.00% Floor	04/30/30	—	(18)	(36)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+550, 1.00% Floor	04/30/30	—	(18)	(18)	(8)(9)(21)(23)
					6,758	6,748
Uniguest
Uniguest Holdings, Inc	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	11/27/30	19,841	19,547	19,544	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	11/27/30	—	(28)	(30)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	11/27/30	—	(18)	(18)	(8)(9)(21)(23)
					19,501	19,496
Uplight
Uplight, Inc.	First Lien Secured Debt - Term Loan	SOFR+610, 4.00% Floor	06/01/29	10,000	9,908	9,900	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+610, 4.00% Floor	06/01/29	—	-	(100)	(8)(9)(23)
	First Lien Secured Debt - Revolver	SOFR+360, 4.00% Floor	06/01/29	120	120	110	(9)(21)(23)(30)
					10,028	9,910

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
VikingCloud
Bullcave Limited	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	08/06/30	29,400	28,981	28,959	(9)(31)
Sysnet North America, Inc.	First Lien Secured Debt - Revolver	SOFR+500, 0.75% Floor	08/06/30	2,947	2,870	2,864	(9)(21)(23)(31)
					31,851	31,823
Wolfspeed
Wolfspeed, Inc.	First Lien Secured Debt - Corporate Bond	10.88%	06/23/30	11,045	10,716	11,045	(9)(17)
Zendesk
Zendesk, Inc.	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	11/22/28	7,550	7,550	7,531	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 0.75% Floor	11/22/28	—	—	(5)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+500, 0.75% Floor	11/22/28	—	—	(2)	(8)(9)(20)(21) (23)
					7,550	7,524
Zinnia
Zinnia Corporate Holdings, LLC	First Lien Secured Debt - Term Loan	SOFR+800, 2.00% Floor	09/23/29	17,647	17,308	17,294	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+800, 2.00% Floor	09/23/29	—	(24)	(47)	(8)(9)(23)
					17,284	17,247
		Total High Tech Industries			$607,232	$616,712
Hotel, Gaming, Leisure, Restaurants
CircusTrix
CircusTrix Holdings LLC	First Lien Secured Debt - Term Loan	SOFR+650, 1.00% Floor	07/18/28	$987	$968	$987	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+650, 1.00% Floor	07/18/28	2,388	2,339	2,388	(9)(21)(23)(30)
	First Lien Secured Debt - Revolver	SOFR+650, 1.00% Floor	07/18/28	1,000	982	1,000	(9)(23)(30)
					4,289	4,375
Guernsey
Guernsey Holdings SDI LA LLC	First Lien Secured Debt - Term Loan	6.95%	11/18/26	1,691	1,684	1,619	(9)
	First Lien Secured Debt - Delayed Draw	SOFR+595, 1.00% Floor	11/18/26	—	(1)	—	(9)(23)
					1,683	1,619
International Cruise & Excursion Gallery, Inc.
Arrivia, Inc. (International Cruise & Excursion Gallery, Inc) (4)	First Lien Secured Debt - Term Loan	6.00%	12/31/28	4,250	9,255	4,183	(14)(30)
	Common Equity - Membership Interests	N/A	N/A	531,312 Shares	4,740	2,143	(13)
					13,995	6,326

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
Munson
Munson Buffalo Restaurant Group LLC	First Lien Secured Debt - Term Loan	SOFR+625, 1.00% Floor	05/31/29	3,503	3,456	3,468	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+625, 1.00% Floor	05/31/29	5,510	5,440	5,446	(9)(21)(23)(30)
					8,896	8,914
PARS Group LLC
PARS Group LLC	First Lien Secured Debt - Term Loan	SOFR+685, 1.50% Floor	04/03/28	8,794	8,706	8,662	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+685, 1.50% Floor	04/03/28	—	—	(14)	(8)(9)(23)
					8,706	8,648
Taco Cabana
YTC Enterprises, LLC	First Lien Secured Debt - Term Loan	SOFR+636, 1.00% Floor	08/16/26	8,900	8,858	8,589	(9)(30)
Tasty Chick'n
Tasty Chick'n LLC	First Lien Secured Debt - Term Loan	SOFR+600, 1.00% Floor	05/16/29	11,768	11,607	11,562	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+600, 1.00% Floor	05/16/29	549	540	442	(9)(23)(30)
	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	05/16/29	—	(27)	(36)	(8)(9)(23)
					12,120	11,968
		Total Hotel, Gaming, Leisure, Restaurants			$58,547	$50,439
Insurance
GoHealth
Norvax, LLC	First Lien Secured Debt - Revolver	SOFR+660, 1.00% Floor	06/30/25	$539	$536	$539	(9)(21)(23)(31)
High Street Insurance
High Street Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+525, 0.75% Floor	04/14/28	10,100	9,990	10,049	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 0.75% Floor	04/14/28	19,180	18,990	19,084	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+525, 0.75% Floor	04/16/27	—	(17)	(11)	(8)(9)(21)(23)
					28,963	29,122
KCF Puerto Rico, LLC
KCF Puerto Rico, LLC	Secured Debt - Promissory Note	N/A	06/28/28	1,697	700	634	(17)
PGM Holdings Corporation
Turbo Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+625, 1.00% Floor	12/02/25	16,681	16,591	16,347	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+625, 1.00% Floor	12/02/25	2,010	1,997	1,970	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+625, 1.00% Floor	12/02/25	462	458	443	(9)(21)(23)(31)
					19,046	18,760
		Total Insurance			$49,245	$49,055

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
Manufacturing, Capital Equipment
AVAD, LLC
Surf Opco, LLC	First Lien Secured Debt - Term Loan	SOFR+411, 1.00% Floor	09/10/26	$9,633	$14,612	$9,633	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+411, 1.00% Floor	09/10/26	15,677	15,677	15,677	(9)(20)(21)(23) (30)
	Preferred Equity - Class P-1 Preferred	N/A	N/A	13,195 Shares	1,713	3,405	(9)(13)(16)
	Common Equity - Class A-1 Common	N/A	N/A	3,333 Shares	—	375	(9)(13)(16)
					32,002	29,090
Carlisle Fluid Technologies
LSF12 Donnelly Bidco, LLC	First Lien Secured Debt - Term Loan	SOFR+650, 1.00% Floor	10/02/29	14,813	14,499	14,561	(9)(30)
International Wire Group
IW Buyer LLC	First Lien Secured Debt - Term Loan	SOFR+510, 1.00% Floor	06/28/29	2,521	2,472	2,496	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+510, 1.00% Floor	06/28/29	—	(9)	(4)	(8)(9)(20)(21) (23)
					2,463	2,492
JPW
JPW Industries Holding Corporation	First Lien Secured Debt - Term Loan	SOFR+588, 2.00% Floor	11/22/28	2,463	2,463	2,444	(9)(31)
Kauffman
Kauffman Holdco, LLC	Common Equity - Common Stock	N/A	N/A	250,000 Shares	250	43	(9)(13)
Kauffman Intermediate, LLC	First Lien Secured Debt - Term Loan	SOFR+660, 1.00% Floor	05/08/25	16,758	16,723	15,903	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+660, 1.00% Floor	05/08/25	1,246	1,240	1,182	(9)(21)(23)(31)
					18,213	17,128
US MetalCo Holdings
US MetalCo Holdings LLC	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	10/31/29	13,611	13,347	13,407	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+550, 1.00% Floor	10/31/29	—	(26)	(20)	(8)(9)(21)(23)
					13,321	13,387
		Total Manufacturing, Capital Equipment			$82,961	$79,102
Media - Diversified & Production
DHX
WildBrain Ltd.	First Lien Secured Debt - Term Loan	SOFR+600, 0.50% Floor	07/23/29	$13,486	$13,235	$13,250	(9)(17)(31)
	First Lien Secured Debt - Revolver	SOFR+600, 0.50% Floor	07/23/29	217	190	192	(9)(17)(21)(23) (31)
		Total Media – Diversified & Production			$13,425	$13,442

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
Retail
EG Group
EG Global Finance PLC	First Lien Secured Debt - Corporate Bond	SOFR+750, 0.50% Floor	11/30/28	$6,267	$6,436	$6,564	(17)(31)
PetSmart
PetSmart Inc / PetSmart Finance Corp	Unsecured Debt - Corporate Bond	7.75%	02/15/29	2,000	1,958	1,937	(10)
PetSmart LLC	First Lien Secured Debt - Term Loan	SOFR+375, 0.75% Floor	02/11/28	8,961	8,936	8,942	(10)(30)
					10,894	10,879
		Total Retail			$17,330	$17,443
Telecommunications
Cablevision Systems
CSC Holdings, LLC	First Lien Secured Debt - Term Loan	SOFR+450, 0.00% Floor	01/18/28	$984	$955	$967	(10)(17)(30)
	First Lien Secured Debt - Revolver	SOFR+235, 0.00% Floor	07/13/27	77	60	69	(17)(23)(30)
	Unsecured Debt - Corporate Bond	4.13%	12/01/30	2,000	1,408	1,448	(10)(17)
					2,423	2,484
CommScope
Commscope, LLC (f/k/a Commscope, Inc.)	First Lien Secured Debt - Term Loan	SOFR+550, 2.00% Floor	12/17/29	7,046	6,511	7,148	(10)(17)(30)
	First Lien Secured Debt - Corporate Bond	9.50%	12/15/31	54	53	56	(10)(17)
					6,564	7,204
Global Eagle
Anuvu Corp. (fka GEE Acquisition Holdings Corp.)	Common Equity - Common Stock	N/A	N/A	211,026 Shares	—	—	(13)(24)
Anuvu Holdings 2 LLC (fka GEE Holdings 2 LLC)	First Lien Secured Debt - Term Loan	4.00%	09/27/27	4,974	3,971	4,277	(14)(31)
	First Lien Secured Debt - Term Loan	8.25%	03/23/26	4,770	2,221	1,431	(14)
					6,192	5,708
MCA
Mobile Communications America, Inc.	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	10/16/29	2,475	2,422	2,469	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	10/16/29	1,648	1,561	1,626	(9)(21)(23)(30) (31)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	10/16/29	340	312	336	(9)(21)(23)(31)
					4,295	4,431
Mitel Networks
MLN US Holdco LLC	First Lien Secured Debt - Term Loan	6.44%	10/18/27	1,021	899	745	(14)(17)(31)
	Second Lien Secured Debt - Term Loan	6.70%	10/18/27	6,092	2,912	914	(14)(17)
					3,811	1,659

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
Securus Technologies Holdings, Inc.
Securus Technologies Holdings, Inc.	Second Lien Secured Debt - Term Loan	1.26%	11/01/25	7,998	7,703	4,719	(14)(31)
		Total Telecommunications			$30,988	$26,205
Transportation - Cargo, Distribution
Beacon Mobility
Beacon Mobility Corp.	First Lien Secured Debt - Term Loan	SOFR+635, 1.00% Floor	12/31/25	$12,767	$12,741	$12,684	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+635, 1.00% Floor	12/31/25	23,833	23,854	23,678	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+635, 0.00% Floor	12/31/25	2,146	2,126	2,120	(9)(20)(21)(23) (28)
	First Lien Secured Debt - Revolver	4.10%	05/22/25	—	—	—	(9)(23)
					38,721	38,482
Boasso
Channelside AcquisitionCo, Inc. (fka Gruden Acquisition, Inc.)	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	06/30/28	3,542	3,534	3,533	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 0.75% Floor	06/30/28	—	—	—	(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+475, 0.75% Floor	07/01/26	—	(1)	(1)	(8)(9)(20)(21) (23)
					3,533	3,532
Camin Cargo
Camin Cargo Control Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	12/07/29	990	971	978	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+550, 1.00% Floor	12/07/29	—	(26)	(35)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+550, 1.00% Floor	12/07/29	553	534	542	(9)(21)(23)(28) (31)
					1,479	1,485
Heniff and Superior
Heniff Holdco, LLC	First Lien Secured Debt - Term Loan	SOFR+585, 1.00% Floor	12/03/26	29,133	28,940	28,987	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+585, 1.00% Floor	12/03/26	2,584	2,576	2,564	(9)(20)(21)(23)(30)
					31,516	31,551
IronClad
Ironhorse Purchaser, LLC	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	09/30/27	3,037	2,991	2,976	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	09/30/27	—	(21)	(29)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	09/30/27	157	150	147	(9)(20)(21)(23) (30)
					3,120	3,094

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
Meritus Gas Partners
MGP Holdings III Corp.	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	03/01/30	7,846	7,706	7,729	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	03/01/30	963	943	944	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	03/01/30	183	170	171	(9)(21)(23)(28) (31)
					8,819	8,844
Olympus Terminals
Olympus Terminals Holdco II LLC	First Lien Secured Debt - Term Loan	SOFR+525, 0.75% Floor	12/17/30	18,627	18,255	18,255	(9)(16)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 0.75% Floor	12/17/30	—	(34)	(34)	(8)(9)(16)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 0.75% Floor	12/17/30	—	(59)	(59)	(8)(9)(16)(21)(23)
					18,162	18,162
		Total Transportation – Cargo, Distribution			$105,350	$105,150
Utilities - Electric
Congruex
Congruex Group LLC	First Lien Secured Debt - Term Loan	SOFR+165 Cash plus 5.00% PIK, 0.75% Floor	05/03/29	$14,923	$14,688	$11,612	(9)(10)(31)
		Total Utilities – Electric			$14,688	$11,612
Wholesale
Ambrosia Buyer Corp.
Ambrosia Buyer Corp.	Common Equity - Common Stock	N/A	N/A	152,029 Shares	$11,961	$—	(13)(24)
	Unsecured Debt - Term Loan	11% PIK	12/15/31	363	2,672	96	(14)
	Warrants - Warrants	N/A	N/A	58,773 Shares	576	—
					15,209	96
Banner Solutions
Banner Buyer, LLC	First Lien Secured Debt - Term Loan	SOFR+590 Cash plus 0.50% PIK, 1.00% Floor	10/31/25	11,968	11,929	11,692	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+590 Cash plus 0.50% PIK, 1.00% Floor	10/31/25	2,921	2,910	2,854	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+590 Cash plus 0.50% PIK, 1.00% Floor	10/31/25	388	381	343	(9)(21)(23)(31)
Banner Parent Holdings, Inc.	Common Equity - Common Stock	N/A	N/A	6,125 Shares	613	140	(9)(13)
					15,833	15,029

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
ORS Nasco
WC ORS Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	08/07/31	25,281	24,918	24,902	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 0.75% Floor	08/07/31	—	(34)	(72)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+500, 0.75% Floor	08/07/31	1,255	1,187	1,183	(9)(21)(23)(30) (31)
WC ORS Holdings, L.P.	Common Equity - Common Stock	N/A	N/A	100,000 Shares	100	103	(9)(24)
					26,171	26,116
PSE
Graffiti Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+560, 1.00% Floor	08/10/27	10,858	10,732	10,696	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+560, 1.00% Floor	08/10/27	3,663	3,619	3,553	(9)(21)(23)(30) (31)
	First Lien Secured Debt - Revolver	SOFR+560, 1.00% Floor	08/10/27	828	815	808	(9)(21)(23)(30) (31)
Graffiti Parent, LP	Common Equity - Common Stock	N/A	N/A	2,439 Shares	244	296	(9)(13)
					15,410	15,353
Thomas Scientific
BSP-TS, LP	Preferred Equity - Preferred Equity	N/A	N/A	30 Shares	25	28	(9)(13)(24)
	Common Equity - Common Stock	N/A	N/A	185 Shares	185	97	(9)(13)
Thomas Scientific, LLC	First Lien Secured Debt - Term Loan	SOFR+340 Cash plus 4.50% PIK, 1.00% Floor	12/14/27	31,448	31,083	30,746	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+335 Cash plus 4.50% PIK, 1.00% Floor	12/14/27	2,239	2,209	2,176	(9)(20)(21)(23) (31)
					33,502	33,047
Universal Air Conditioner
Cool Acquisition Holdings, LP	Common Equity - Common Stock	N/A	N/A	137,931 Shares	138	138	(9)(24)
Cool Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+475, 1.00% Floor	10/31/30	13,333	13,138	13,133	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 1.00% Floor	10/31/30	—	(22)	(23)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+475, 1.00% Floor	10/31/30	—	(53)	(55)	(8)(9)(21)(23)
					13,201	13,193
		Total Wholesale			$119,326	$102,834
Total Investments before Cash Equivalents					$3,177,397	$3,014,416
J.P. Morgan U.S. Government Money Market Fund		N/A	N/A	147	$147	$147	(36)
Goldman Sachs Financial Square Government Fund		N/A	N/A	2,663	$2,663	$2,663	(36)
Total Investments after Cash Equivalents					$3,180,207	$3,017,226	(7)(12)

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except share data)

(1)
Fair value is determined in good faith subject to the oversight of the Board of Directors of the Company (See Note 2 to the consolidated financial statements).
(2)
Par amount is denominated in USD unless otherwise noted, and represents funded commitments. See Note 23 in the Consolidated Schedule of Investments and Note 9 to the consolidated financial statements for further information on undrawn revolving and delayed draw loan commitments, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies.
(3)
Denotes investments in which the Company owns greater than 25% of the equity, where the governing documents of each entity preclude the Company from exercising a controlling influence over the management or policies of such entity. The Company does not have the right to elect or appoint more than 25% of the directors or another party has the right to elect or appoint more directors than the Company and has the right to appoint certain members of senior management. Therefore, the Company has determined that these entities are not controlled affiliates. As of December 31, 2024 we had a 100% equity ownership interest in Golden Bear 2016-R, LLC, a collateralized loan obligation.
(4)
Denotes investments in which we are an “Affiliated Person,” as defined in the Investment Company Act of 1940, as amended (the "1940 Act"), due to holding the power to vote or owning 5% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of December 31, 2023 and December 31, 2024 along with transactions during the year ended December 31, 2024 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2023	Gross Additions ●	Gross Reductions ■	Net Change in Unrealized Gains (Losses)	Fair Value at December 31, 2024	Net Realized Gains (Losses)	Interest/ Dividend/ Other Income
1244311 B.C. Ltd.,Common Stock	$1,087	$—	$—	$(885)	$202	$—	$—
1244311 B.C. Ltd.,Term Loan	3,740	168	(4,016)	107	—	—	271
Carbonfree Chemicals Holdings LLC,Common Equity / Interest	18,727	—	—	206	18,933	—	—
FC2 LLC,Common Stock	—	—	—	—	—	—	—
FC2 LLC,Term Loan	12,501	—	—	(41)	12,459	—	812
Golden Bear 2016-R, LLC,Membership Interests	10,712	21	(1,698)	700	9,736	—	726
Pelican Energy, LLC,Membership Interests	140	—	(134)	11,662	—	(11,668)	—
Auto Pool 2023 Trust (Del. Stat. Trust) ,Membership Interests	30,621	2,533	(7,206)	(9,582)	16,366	—	—
Blue Jay Transit Inc.,Term Loan	—	22,140	(2,464)	264	19,940	—	1,737
Blue Jay Transit Inc.,Unfunded Delayed Draw	—	—	—	—	—	—	—
Bird Scooter Acquisition Corp.,Common Stock	—	366	—	6	373	—	4
Arrivia, Inc. (International Cruise & Excursion Gallery, Inc),Membership Interests	—	4,740	—	(2,598)	2,144	—	—
Arrivia, Inc. (International Cruise & Excursion Gallery, Inc),Term Loan	—	9,255	—	(5,071)	4,183	—	—
	$77,528	$39,223	$(15,518)	$(5,232)	$84,334	$(11,668)	$3,551
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

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except share data)

(5)
Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Fair value as of December 31, 2023 and December 31, 2024 along with transactions during the year ended December 31, 2024 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2023	Gross Additions ●	Gross Reductions ■	Net Change in Unrealized Gains (Losses)	Fair Value at December 31, 2024	Net Realized Gains (Losses)	Interest/ Dividend/ Other Income
Majority Owned Company
ChyronHego US Holding Corporation	$1,300	$14,183	$—	$17	$15,500	$—	$747
ChyronHego US Holding Corporation	106,906	—	(494)	(6)	106,406	—	9,505
ChyronHego US Holding Corporation	—	—	—	—	—	—	—
ChyronHego Corporation	20,628	—	—	(1,172)	19,456	—	—
Merx Aviation Finance, LLC	—	—	—	—	—	—	—
Merx Aviation Finance, LLC	117,043	—	—	6,772	123,815	—	—
Merx Aviation Finance, LLC	74,076	(0)	(14,500)	0	59,576	—	6,624
MSEA Tankers LLC	45	—	(91)	15,746	—	(15,700)	—
Controlled Company
SHD Oil & Gas, LLC	346	—	(79)	43,108	—	(43,376)	—
SHD Oil & Gas, LLC	—	—	—	1,411	—	(1,411)	—
	$320,344	$14,183	$(15,164)	$65,876	$324,753	$(60,487)	$16,876
•
Gross additions includes increases in the basis of investments resulting from new portfolio investments, payment-in-kind interest or dividends, the accretion of discounts, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.

•
Gross reductions include decreases in the basis of investments resulting from principal collections related to investment repayments or sales, the amortization of premiums, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

As of December 31, 2024, the Company had a 87% and 100% equity ownership interest in ChyronHego Corporation and Merx Aviation Finance, LLC, respectively.
(6)
Unless otherwise indicated, loans contain a variable rate structure, and the terms in the Consolidated Schedule of Investments disclose the actual interest rate in effect as of the reporting period which may be subject to interest floors. Variable rate loans bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”) or an alternate base rate (which can include but is not limited to LIBOR, the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement. Certain borrowers may elect to borrow Prime rate on select contracts and switch to an alternative base rate contract in the future.
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

December 31, 2024

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
(12)
Aggregate gross unrealized gain and loss for federal income tax purposes is $38,550 and $259,520, respectively. Net unrealized loss is $220,970 based on a tax cost of $3,235,403.
(13)
Non-income producing security.
(14)
Non-accrual status (See Note 2 to the consolidated financial statements).
(15)
The underlying investment of AIC SPV Holdings II, LLC is a securitization in which the Company owns preferred shares representing 14.25% economic interest.
(16)
AIC SB Holdings LLC, AP Surf Investments, LLC, and MFIC Poseidon SPV LLC are wholly-owned special purpose vehicles which only hold investments of the underlying portfolio companies and have no other significant assets or liabilities. AP Surf Investments, LLC holds equity investments in Surf Opco, LLC. AIC SB Holdings LLC holds equity investments in Gainline Galaxy Holdings LLC. MFIC Poseidon SPV LLC holds investments in Olympus Terminals.
(17)
Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of December 31, 2024, non-qualifying assets represented approximately 8.5% of the total assets of the Company.
(18)
These investments have a maturity date prior to the end of the current period. The final terms of an extension, restructuring or exit are still under negotiation with the respective portfolio company.
(19)
In addition to the interest earned based on the stated rate of this loan, the Company may be entitled to receive additional interest as a result of its arrangement with other lenders in a syndication.
(20)
As of December 31, 2024, there were letters of credit issued and outstanding through the Company under this first lien senior secured revolving loan.
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

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except share data)

(23)
As of December 31, 2024, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 9 to the consolidated financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit **	Undrawn Commitment
ACP Avenu Buyer, LLC	$3,999	$167	$—	$3,832
AGDATA Midco, LLC	2,334	—	—	2,334
AHP Timberwolf Bidco Corp.	1,875	—	—	1,875
AMI Buyer, Inc.	1,905	463	—	1,442
Accelerate360 Holdings, LLC	2,545	1,382	—	1,163
Acentra Holdings, LLC (fka CNSI Holdings, LLC)	2,000	213	—	1,787
Alcami Corporation	1,096	82	—	1,014
Alcresta Therapeutics Inc.	7,529	—	—	7,529
All Star Recruiting Locums, LLC	3,043	217	—	2,826
Alpinex Opco, LLC	1,489	1,102	—	387
American Restoration Holdings, LLC	3,285	389	—	2,896
Anaplan, Inc.	699	—	—	699
Aspen Aerogels, Inc.	100	43	—	57
Athlete Buyer, LLC	5,437	3,292	181	1,964
August Bioservices, LLC	500	—	—	500
Avalara, Inc.	909	—	—	909
Banner Buyer, LLC	1,936	388	—	1,548
Beacon Mobility Corp.	59,146	2,146	4,842	52,158
Berner Food & Beverage, LLC	2,881	—	—	2,881
Biamp	120	—	—	120
Bingo Group Buyer, Inc.	2,973	25	—	2,948
Blue Jay Transit Inc.	667	—	—	667
BusPatrol Holdco	4,833	300	—	4,533
CRS Holdings, Inc.	8,000	—	125	7,875
CSC Holdings, LLC	100	77	—	23
Camin Cargo Control Holdings, Inc.	4,000	553	—	3,447
Cave Enterprises Operations, LLC	1,333	—	—	1,333
Celerion Buyer, Inc.	1,918	—	—	1,918
Cerus Corporation	5,000	415	—	4,585
Channelside AcquisitionCo, Inc. (fka Gruden Acquisition, Inc.)	396	—	73	323
ChyronHego US Holding Corporation	20,633	15,500	3,212	1,921
ChyronHego US Holding Corporation*	1,578	—	—	1,578
CircusTrix Holdings LLC	1,600	1,000	—	600
Club Car Wash Operating, LLC	7,875	—	—	7,875
Club Champion LLC	1,808	663	—	1,145
Colonnade Parent Inc (fka Naviga Inc.)	500	500	—	—
Compu-Link Corporation (dba Celink)	2,883	—	—	2,883
Cool Buyer, Inc.	6,667	—	—	6,667
Coretrust Purchasing Group LLC (HPG Enterprises LLC)	1,805	—	—	1,805
Crewline Buyer, Inc.	377	—	—	377
Digital.ai Software Holdings, Inc.	2,419	242	—	2,177
Distinct Holdings Inc	1,758	—	—	1,758
Eagle Purchaser, Inc.	1,105	658	—	447
Eldrickco Limited*	3,693	445	—	3,248
EmpiRx Health LLC	909	—	227	682
Evergreen IX Borrower 2023, LLC	795	—	—	795
Evoriel*	811	—	—	811
ExactCare Parent, Inc.	1,967	—	—	1,967

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except share data)

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit **	Undrawn Commitment
Excelligence Learning Corporation	2,466	148	259	2,059
G Treasury SS LLC	1,659	—	—	1,659
G&A Partners Holding Company II, LLC	6,184	—	—	6,184
GAT-Airline Ground Support Inc	3,810	—	—	3,810
GI Apple Midco LLC	1,262	214	41	1,007
GS SEER Group Borrower LLC	1,028	—	—	1,028
Gabriel Partners, LLC	665	338	—	327
Gateway US Holdings, Inc.	1,416	—	—	1,416
Generator Buyer, Inc.*	3,360	—	27	3,333
Genius Bidco LLC	6,160	—	77	6,083
Go Car Wash Management Corp.	417	—	—	417
Graffiti Buyer, Inc.	4,973	828	—	4,145
Green Grass Foods, Inc.	1,250	—	—	1,250
Guernsey Holdings SDI LA LLC	1,167	—	—	1,167
HEF Safety Ultimate Holdings, LLC	7,500	710	—	6,790
HRO (Hero Digital) Holdings, LLC	2,579	2,545	31	3
Health Management Associates Superholdings, Inc.	640	135	5	500
Heniff Holdco, LLC	3,925	2,584	164	1,177
Heritage Environmental Services, Inc.	242	—	4	238
High Street Buyer, Inc.	2,203	—	—	2,203
Hive Intermediate, LLC	2,326	843	—	1,483
HomeRenew Buyer, Inc.	2,161	2,161	—	—
IQN Holding Corp.	321	126	—	195
IW Buyer LLC	393	—	9	384
Ironhorse Purchaser, LLC	1,932	157	15	1,760
JF Acquisition, LLC	1,569	879	—	690
Jacent Strategic Merchandising	3,500	1,564	—	1,936
KL Charlie Acquisition Company	6,962	—	—	6,962
Kauffman Intermediate, LLC	1,248	1,246	—	2
Kure Pain Holdings, Inc.	2,654	—	—	2,654
LS Clinical Services Holdings, Inc.	1,875	1,609	—	266
Lash OpCo, LLC	1,673	1,673	—	—
LendingPoint LLC	15,904	—	—	15,904
Lifelong Learner Holdings, LLC	597	537	—	60
Litify LLC	833	—	—	833
Lotus Topco Inc.	2,059	—	—	2,059
Lunar Buyer, LLC	10,909	455	—	10,454
M&M OPCO, LLC	238	—	—	238
MGP Holdings III Corp.	1,126	183	—	943
Marlin DTC-LS Midco 2, LLC	685	—	—	685
Maxor National Pharmacy Services, LLC	1,530	—	—	1,530
Medical Guardian, LLC	3,810	—	—	3,810
Merx Aviation Finance, LLC	59,575	59,575	—	—
Midwest Vision Partners Management, LLC	612	612	—	—
Mobile Communications America, Inc.	8,345	340	—	8,005
Momentx Corporation	1,257	1,257	—	—
Munson Buffalo Restaurant Group LLC	947	—	—	947
NPPI Buyer, LLC	7,895	—	—	7,895
New Era Technology, Inc.	1,732	1,732	—	—
Norvax, LLC	1,591	539	—	1,052
OMH-Healthedge Holdings, Inc.	1,075	—	—	1,075
Olympus Terminals Holdco II LLC	6,373	—	—	6,373
Omada Health, Inc.	1,550	5	—	1,545
Omnimax International, LLC	4,720	—	—	4,720
Origami Opportunities Fund III, L.P.	3,333	—	—	3,333

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except share data)

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit **	Undrawn Commitment
Orion Buyer, LLC	3,081	280	—	2,801
PARS Group LLC	952	—	—	952
PHOENIX YW BUYER, INC.	1,136	—	—	1,136
PHS Buyer, Inc.	2,000	1,441	—	559
PMA Parent Holdings, LLC	987	—	—	987
Pace Health Companies, LLC	1,400	—	118	1,282
Paladone Group Bidco Limited	1,412	659	—	753
Paladone Group Bidco Limited*	442	442	—	—
Patriot Foods Buyer, Inc.	750	—	—	750
Pave America Interco, LLC (f/k/a Pavement Partners Interco, LLC)	1,995	1,371	—	624
Pavement Preservation Acquisition, LLC	1,293	—	—	1,293
Poly-Wood, LLC	818	—	—	818
Precision Refrigeration & Air Conditioning LLC	2,273	1,932	—	341
Pro-Vigil Holding Company, LLC	3,248	—	—	3,248
Project Comfort Buyer, Inc.	1,731	—	—	1,731
Protein For Pets Opco, LLC	896	—	—	896
Purchasing Power Funding I, LLC	9,113	2,825	—	6,288
R.F. Fager Company, LLC	2,063	—	—	2,063
RHI Acquisition LLC	2,495	—	—	2,495
Rarebreed Veterinary Partners, Inc.	12,930	—	—	12,930
Regis Corporation	4,167	721	625	2,821
Riverbed Technology, Inc.	160	—	—	160
RoC Holdco LLC	2,195	—	—	2,195
Roscoe Medical, Inc	819	492	—	327
SEV Intermediate Holdco, LLC	1,667	633	—	1,034
SI Holdings, Inc.	4,246	—	—	4,246
Saffron Bidco Ltd*	7,697	—	—	7,697
Shelby 2021 Holdings Corp.	3,933	—	—	3,933
Sigma Buyer LLC	1,500	700	—	800
Simeio Group Holdings, Inc.	884	884	—	—
Smith Topco, Inc.	1,128	—	—	1,128
Surf Opco, LLC	23,333	15,677	667	6,989
Sysnet North America, Inc.	5,526	2,947	—	2,579
TCW Midco LLC	5,000	—	—	5,000
TELA Bio, Inc.	3,333	—	—	3,333
THLP CO. LLC	4,494	1,921	182	2,391
TS Investors, LLC	2,796	—	—	2,796
Tasty Chick'n LLC	7,614	—	—	7,614
TeamLINX Buyer, LLC	1,429	—	—	1,429
Telesoft Holdings, LLC	2,273	568	—	1,705
TerSera Therapeutics LLC	1,395	—	—	1,395
Texada Software LLC	3,077	—	—	3,077
The North Highland Company LLC	1,935	161	—	1,774
Thomas Scientific, LLC	2,963	2,239	296	428
Traffic Management Solutions, LLC	7,621	121	—	7,500
Treace Medical Concepts, Inc.	11,750	400	—	11,350
Trench Plate Rental Co.	1,818	1,427	125	266
Truck-Lite Co., LLC	533	—	—	533
Turbo Buyer, Inc.	923	462	—	461
US MetalCo Holdings LLC	1,320	—	—	1,320
USLS Acquisition, Inc.	1,608	804	73	731
Ultra Clean Holdco LLC	8,071	—	—	8,071
Unchained Labs, LLC	726	—	—	726
Uniguest Holdings, Inc	5,159	—	—	5,159
Uplight, Inc.	11,000	120	—	10,880

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except share data)

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit **	Undrawn Commitment
Village Pet Care, LLC	5,250	800	—	4,450
Vixxo Corporation	1,250	—	—	1,250
WC ORS Buyer, Inc.	9,655	1,255	—	8,400
WH BorrowerCo, LLC	10,652	1,223	—	9,429
WelldyneRX, LLC	1,923	—	—	1,923
WildBrain Ltd.	1,446	217	—	1,229
Zendesk, Inc.	2,603	—	5	2,598
Zephyr Buyer, L.P.	3,952	—	—	3,952
Zinnia Corporate Holdings, LLC	2,353	—	—	2,353
Total Commitments	$641,639	$155,979	$11,383	$474,277

*These investments are in a foreign currency and the total commitment has been converted to USD using the December 31, 2024 exchange rate.

** For all letters of credit issued and outstanding on December 31, 2024, $8,169 will expire in 2025 and $3,214 will expire in 2026.

(24)
Securities that are exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2024, the aggregate fair value of these securities is $168,016 or 12% of the Company's net assets. The acquisition dates of the restricted securities are as follows:

Issuer	Investment Type	Acquisition Date
1244311 B.C. Ltd.	Common Equity - Common Stock	9/30/2020
Acosta Holdings Corp.*	Preferred Equity - Preferred Equity	7/22/2024
Alcresta Holdings, LP	Preferred Equity - Preferred Equity	3/12/2024
Ambrosia Buyer Corp.	Common Equity - Common Stock	2/1/2024
Anuvu Corp. (fka GEE Acquisition Holdings Corp.)*	Common Equity - Common Stock	7/22/2024
Arrivia, Inc. (International Cruise & Excursion Gallery, Inc)	Common Equity - Membership Interests	12/31/2024
Bird Scooter Acquisition Corp.	Common Equity - Common Stock	3/22/2024
BSP-TS, LP	Preferred Equity - Preferred Equity	12/23/2024
Carbonfree Chemicals Holdings LLC	Common Equity - Common Equity / Interest	11/1/2019
Carestream Health Holdings, Inc.*	Common Equity - Common Stock	7/22/2024
ChyronHego Corporation	Preferred Equity - Preferred Equity	12/29/2020
Cool Acquisition Holdings, LP	Common Equity - Common Stock	10/31/2024
FC2 LLC	Common Equity - Common Stock	10/14/2022
Fortress Credit BSL Limited 2021-3	Asset Backed Security - CLO Debt	7/22/2024
Fortress Credit Opportunities CLO LLC 2024-25	Asset Backed Security - CLO Debt	11/12/2024
Genius Bidco LLC	Common Equity - Common Stock	5/1/2024
Merx Aviation Finance, LLC	Common Equity - Membership Interests	9/1/2022
RMCF V CIV L, L.P.	Common Equity - Common Stock	9/5/2024
TVG Orion Blocker, Inc.	Common Equity - Common Stock	7/18/2024
WC ORS Holdings, L.P.	Common Equity - Common Stock	8/7/2024

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
(28)
The interest rate on these loans is subject to Prime, which as of December 31, 2024 was 7.50%.
(29)
The interest rate on these loans is subject to SONIA, which as of December 31, 2024 was 4.70%.

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except share data)

(30)
The interest rate on these loans is subject to 1 month SOFR, which as of December 31, 2024 was 4.33%.
(31)
The interest rate on these loans is subject to 3 months SOFR, which as of December 31, 2024 was 4.31%.
(32)
The interest rate on these loans is subject to 6 months SOFR, which as of December 31, 2024 was 4.25%.
(33)
The interest rate on these loans is subject to 1 month CORRA, which as of December 31, 2024 was 4.25%.
(34)
The interest rate on these loans is subject to 3 months EURIBOR, which as of December 31, 2024 was 2.71%.
(35)
The interest rate on these loans is subject to 6 months EURIBOR, which as of December 31, 2024 was 2.57%.
(36)
This security is included in the Cash and Cash Equivalents on the Consolidated Statements of Assets and Liabilities.

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except share data)

(37)
The following shows the composition of the Company’s portfolio at cost by control designation, investment type and industry as of December 31, 2024:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Non-Controlled / Non-Affiliated Investments
Advertising, Printing & Publishing	$62,883	$—	$—	$—	$473	$510	$—	$63,866
Automotive	39,271	—	—	—	—	24,068	—	63,339
Aviation and Consumer Transport	29,202	—	—	—	—	—	—	29,202
Beverage, Food & Tobacco	90,488	—	—	—	448	1,534	—	92,470
Business Services	304,602	5,636	—	—	11	2,929	—	313,178
Chemicals, Plastics & Rubber	69,239	—	—	—	—	—	—	69,239
Construction & Building	109,436	—	—	—	—	—	—	109,436
Consumer Goods – Durable	11,027	—	—	—	—	108	—	11,135
Consumer Goods – Non-durable	153,567	—	—	—	493	2,233	—	156,293
Consumer Services	139,730	—	—	—	—	—	—	139,730
Containers, Packaging & Glass	21,660	—	—	—	—	—	—	21,660
Diversified Investment Vehicles, Banking, Finance, Real Estate	148,364	—	—	15,028	534	17,146	—	181,072
Energy – Electricity	7,231	—	—	—	5,623	4	—	12,858
Environmental Industries	2,030	—	—	—	—	—	—	2,030
Healthcare & Pharmaceuticals	476,831	—	21	—	499	291	389	478,031
High Tech Industries	470,416	7,203	—	—	250	1,684	—	479,553
Hotel, Gaming, Leisure, Restaurants	44,552	—	—	—	—	—	—	44,552
Insurance	49,245	—	—	—	—	—	—	49,245
Manufacturing, Capital Equipment	80,998	—	—	—	1,713	250	—	82,961
Media – Diversified & Production	13,425	—	—	—	—	—	—	13,425
Retail	15,372	—	1,958	—	—	—	—	17,330
Telecommunications	18,965	10,615	1,408	—	—	—	—	30,988
Transportation – Cargo, Distribution	105,350	—	—	—	—	—	—	105,350
Utilities – Electric	14,688	—	—	—	—	—	—	14,688
Wholesale	102,812	—	2,672	—	25	13,241	576	119,326
Total Non-Controlled / Non-Affiliated Investments	$2,581,384	$23,454	$6,059	$15,028	$10,069	$63,998	$965	$2,700,957
Non-Controlled / Affiliated Investments
Aviation and Consumer Transport	$19,676	$—	$—	$—	$—	$366	$—	$20,042
Chemicals, Plastics & Rubber	12,501	—	—	—	—	56,505	—	69,006
Consumer Goods – Durable	—	—	—	—	—	1,000	—	1,000
Consumer Services	—	—	—	—	—	—	—	—
Diversified Investment Vehicles, Banking, Finance, Real Estate	—	—	—	38,643	—	—	—	38,643
Hotel, Gaming, Leisure, Restaurants	9,255	—	—	—	—	4,740	—	13,995
Total Non-Controlled / Affiliated Investments	$41,432	$—	$—	$38,643	$—	$62,611	$—	$142,686

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Controlled Investments
Aviation and Consumer Transport	$59,575	$—	$—	$—	$—	$146,500	$—	$206,075
High Tech Industries	121,679	—	—	—	6,000	—	—	127,679
Total Controlled Investments	$181,254	$—	$—	$—	$6,000	$146,500	$—	$333,754
Total	$2,804,070	$23,454	$6,059	$53,671	$16,069	$273,109	$965	$3,177,397

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except share data)

(38)
The following shows the composition of the Company’s portfolio at fair value by control designation, investment type and industry as of December 31, 2024:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total	% of Net Assets
Non-Controlled / Non-Affiliated Investments
Advertising, Printing & Publishing	$62,003	$—	$—	$—	$491	$669	$—	$63,163	4.50%
Automotive	39,298	—	—	—	—	1,080	—	40,378	2.87%
Aviation and Consumer Transport	29,489	—	—	—	—	—	—	29,489	2.10%
Beverage, Food & Tobacco	89,933	—	—	—	229	3,575	—	93,737	6.67%
Business Services	303,544	5,627	—	—	1	3,166	—	312,338	22.24%
Chemicals, Plastics & Rubber	69,680	—	—	—	—	—	—	69,680	4.96%
Construction & Building	102,895	—	—	—	—	—	—	102,895	7.33%
Consumer Goods – Durable	11,063	—	—	—	—	119	—	11,182	0.80%
Consumer Goods – Non-durable	153,402	—	—	—	246	442	—	154,090	10.96%
Consumer Services	138,782	—	—	—	—	—	—	138,782	9.88%
Containers, Packaging & Glass	21,601	—	—	—	—	—	—	21,601	1.54%
Diversified Investment Vehicles, Banking, Finance, Real Estate	148,108	—	—	15,023	193	565	—	163,889	11.67%
Energy – Electricity	1,997	—	—	—	—	—	—	1,997	0.14%
Environmental Industries	2,036	—	—	—	—	—	—	2,036	0.14%
Healthcare & Pharmaceuticals	472,374	—	21	—	532	2,703	136	475,766	33.87%
High Tech Industries	465,671	6,538	—	—	250	2,891	—	475,350	33.84%
Hotel, Gaming, Leisure, Restaurants	44,113	—	—	—	—	—	—	44,113	3.14%
Insurance	49,055	—	—	—	—	—	—	49,055	3.49%
Manufacturing, Capital Equipment	75,279	—	—	—	3,405	418	—	79,102	5.63%
Media – Diversified & Production	13,442	—	—	—	—	—	—	13,442	0.96%
Retail	15,506	—	1,937	—	—	—	—	17,443	1.24%
Telecommunications	19,124	5,633	1,448	—	—	—	—	26,205	1.87%
Transportation – Cargo, Distribution	105,150	—	—	—	—	—	—	105,150	7.49%
Utilities – Electric	11,612	—	—	—	—	—	—	11,612	0.83%
Wholesale	101,936	—	96	—	28	774	—	102,834	7.32%
Total Non-Controlled / Non-Affiliated Investments	$2,547,093	$17,798	$3,502	$15,023	$5,375	$16,402	$136	$2,605,329	185.48%
% of Net Assets	181.33%	1.27%	0.25%	1.07%	0.38%	1.17%	0.01%	185.48%

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except share data)

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total	% of Net Assets
Non-Controlled / Affiliated Investments
Aviation and Consumer Transport	$19,939	$—	$—	$—	$—	$373	$—	$20,312	1.45%
Chemicals, Plastics & Rubber	12,459	—	—	—	—	18,933	—	31,392	2.23%
Consumer Goods – Durable	—	—	—	—	—	202	—	202	0.01%
Consumer Services	—	—	—	—	—	—	—	—	0.00%
Diversified Investment Vehicles, Banking, Finance, Real Estate	—	—	—	26,102	—	—	—	26,102	1.86%
Hotel, Gaming, Leisure, Restaurants	4,183	—	—	—	—	2,143	—	6,326	0.45%
Total Non-Controlled / Affiliated Investments	$36,581	$—	$—	$26,102	$—	$21,651	$—	$84,334	6.00%
% of Net Assets	2.60%	0.00%	0.00%	1.86%	0.00%	1.54%	0.00%	6.00%
Controlled Investments
Aviation and Consumer Transport	$59,576	$—	$—	$—	$—	$123,815	$—	$183,391	13.06%
High Tech Industries	121,906	—	—	—	19,456	—	—	141,362	10.06%
Total Controlled Investments	$181,482	$—	$—	$—	$19,456	$123,815	$—	$324,753	23.12%
% of Net Assets	12.92%	0.00%	0.00%	0.00%	1.39%	8.81%	0.00%	23.12%
Total	$2,765,156	$17,798	$3,502	$41,125	$24,831	$161,868	$136	$3,014,416	214.60%
% of Net Assets	196.85%	1.27%	0.25%	2.93%	1.77%	11.52%	0.01%	214.60%

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except share data)

Industry Classification	Percentage of Total Investments (at Fair Value) as of December 31, 2024
High Tech Industries	20.5%
Healthcare & Pharmaceuticals	15.8%
Business Services	10.3%
Aviation and Consumer Transport	7.7%
Diversified Investment Vehicles, Banking, Finance, Real Estate	6.3%
Consumer Goods – Non-durable	5.1%
Consumer Services	4.6%
Transportation – Cargo, Distribution	3.5%
Construction & Building	3.4%
Wholesale	3.4%
Chemicals, Plastics & Rubber	3.4%
Beverage, Food & Tobacco	3.1%
Manufacturing, Capital Equipment	2.6%
Advertising, Printing & Publishing	2.1%
Hotel, Gaming, Leisure, Restaurants	1.7%
Insurance	1.6%
Automotive	1.3%
Telecommunications	0.9%
Containers, Packaging & Glass	0.7%
Retail	0.6%
Media – Diversified & Production	0.4%
Utilities – Electric	0.4%
Consumer Goods – Durable	0.4%
Environmental Industries	0.1%
Energy – Electricity	0.1%
Total Investments	100.0%

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
____________________

(1)
Fair value is determined in good faith by or under the direction of the board of directors of the Company (the "Board") (See Note 2 to the consolidated financial statements).
(2)
Preferred and ordinary shares in Solarplicity UK Holdings Limited are GBP denominated equity investments. Common shares in 1244311 B.C. Ltd. are CAD denominated equity investments.
(3)
Denotes investments in which the Company owns greater than 25% of the equity, where the governing documents of each entity preclude the Company from exercising a controlling influence over the management or policies of such entity. The Company does not have the right to elect or appoint more than 25% of the directors or another party has the right to elect or appoint more directors than the Company and has the right to appoint certain members of senior management. Therefore, the Company has determined that these entities are not controlled affiliates. As of December 31, 2024, we had a 100% equity ownership interest in Golden Bear 2016-R, LLC, a collateralized loan obligation.

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

(24)
Securities that are exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2023, the aggregate fair value of these securities is $158,77 or 16 of the Company's net assets. The acquisition dates of the restricted securities are as follows:

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
(28)
The interest rate on these loans is subject to Prime, which as of December 31, 2024 was 8.50%.
(29)
The interest rate on these loans is subject to SONIA, which as of December 31, 2024 was 5.19%.
(30)
The interest rate on these loans is subject to 1 month SOFR, which as of December 31, 2024 was 5.35%.
(31)
The interest rate on these loans is subject to 3 months SOFR, which as of December 31, 2024 was 5.33%.
(32)
The interest rate on these loans is subject to 6 months SOFR, which as of December 31, 2024 was 5.16%.
(33)
The interest rate on these loans is subject to 12 months SOFR, which as of December 31, 2024 was 4.77%.

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 1. Organization

MidCap Financial Investment Corporation (the “Company”, “MFIC”, “we”, “us”, or “our”), a Maryland corporation incorporated on February 2, 2004, is a closed-end, externally managed, diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We commenced operations on April 8, 2004 receiving net proceeds of $870,000 from our initial public offering by selling 62 million shares of common stock at a price of $15.00 per share (20.7 million shares at a price of $45.00 per share adjusted for the one-for-three reverse stock split). Since then, and through December 31, 2024, we have raised approximately $2,680,207 in net proceeds from additional offerings of common stock including the mergers with Apollo Senior Floating Rate Fund Inc. (“AFT”) and Apollo Tactical Income Fund Inc. (“AIF”) (see Note 13 “Mergers with AFT and AIF” for additional information), and repurchased common stock for $248,107.

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

On November 7, 2023, the Company entered into (i) an Agreement and Plan of Merger (the “AFT Merger Agreement”) with Apollo Senior Floating Rate Fund Inc., a Maryland corporation, AFT Merger Sub, Inc., a Maryland corporation and a direct wholly-owned subsidiary of the Company (“AFT Merger Sub”), and, solely for the limited purposes set forth therein, the Adviser, and (ii) an Agreement and Plan of Merger (the “AIF Merger Agreement” and, together with the AFT Merger Agreement, the “Merger Agreements”) with Apollo Tactical Income Fund Inc., a Maryland corporation, AIF Merger Sub, Inc., a Maryland corporation and a direct wholly-owned subsidiary of the Company (“AIF Merger Sub”), and, solely for the limited purposes set forth therein, the Adviser. The Merger Agreements provide that, subject to the terms and conditions set forth in the applicable Merger Agreement, at the effective time of such merger, AFT and AIF will, through a two-step merger process, merge with and into the Company, with the Company continuing as the surviving company. Each of the Company’s board of directors (the "Board"), and AFT’s and AIF’s board of directors, including all of the respective independent directors, in each case, on the recommendation of special committees comprised solely of certain independent directors of the Company or AFT and AIF, as applicable, approved the applicable Merger Agreement and the transactions contemplated thereby. The Company's stockholders approved the necessary proposal related to the mergers of AFT and AIF with and into the Company at a special meeting of stockholders held on May 28, 2024. AFT and AIF received stockholder approval of the necessary proposals related to their previously announced mergers with and into the Company at the AFT and AIF special meetings of stockholders reconvened on June 21, 2024. On July 22, 2024, the Company completed its acquisition of AFT and AIF. For more information on the mergers, please see Note 13 “Mergers with AFT and AIF” to our consolidated financial statements included in this Annual Report.

Apollo Investment Management, L.P. (the “Investment Adviser” or “AIM”) is our investment adviser and an affiliate of Apollo Global Management, Inc. and its consolidated subsidiaries (“AGM”). The Investment Adviser, subject to the overall supervision of our Board, manages the day-to-day operations of and provides investment advisory services to the Company.

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

As of December 31, 2024, the Company's consolidated subsidiaries were MFIC Bethesda CLO 1 LLC, Bethesda CLO 1 Depositor LLC, MFIC Amplify SPV LLC, MFIC Lender LLC, MFIC Hera SPV LLC, MFIC Omada SPV LLC, MFIC Ostrich SPV LLC, MFIC Poseidon SPV LLC and MFIC Transformer SPV LLC.

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

Cash and cash equivalents are carried at cost which approximates fair value. Cash and cash equivalents held as of December 31, 2024 was $74,357. Cash and cash equivalents held as of December 31, 2023 was $93,575.

Collateral on Option Contracts

Collateral on option contracts represents restricted cash held by our counterparty as collateral against our derivative instruments until such contracts mature or are settled upon per agreement of buyer and seller of the contract. In accordance with ASC 230, Statement of Cash Flows, the Consolidated Statements of Cash Flows outline the changes in cash, including both restricted and unrestricted cash, cash equivalents and foreign currencies. As of and for the years ended December 31, 2024 and December 31, 2023 the Company did not hold any derivative contracts or collateral on option contracts.

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

Investment Valuation Process

The Board has designated the Investment Adviser as its “valuation designee” pursuant to Rule 2a-5 under the 1940 Act, and in that role the Investment Adviser is responsible for performing fair value determinations relating to all of the Company's investments, including periodically assessing and managing any material valuation risks and establishing and applying fair value methodologies, in accordance with valuation policies and procedures that have been approved by the Company's Board. Even though the Company's Board designated the Company's Investment Adviser as “valuation designee,” the Company's Board continues to be responsible for overseeing the processes for determining fair valuation.

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

1.
Our quarterly valuation process begins with independent valuation firms conducting independent appraisals and assessments for all the investments they have been engaged to review. If an independent valuation firm is not engaged during a particular quarter, the valuation may be conducted by the Investment Adviser.
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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Investments determined by these valuation procedures which have a fair value of less than $1 million during the prior fiscal quarter may be valued based on inputs identified by the Investment Adviser without the necessity of obtaining valuation from an independent valuation firm, if once annually an independent valuation firm using the procedures described herein provides an independent assessment of value. Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. During the year ended December 31, 2024, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

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

As of and for the years ended December 31, 2024 and December 31, 2023, the Company did not hold any derivative contracts.

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

As of and for the years ended December 31, 2024 and December 31, 2023, the company did not hold any derivative contracts.

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

Federal and State Income Taxes

We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must (among other requirements) meet certain source-of-income and asset diversification requirements and timely distribute to its stockholders at least 90% of its investment company taxable income as defined by the Code, for each year. The Company (among other requirements) has made and intends to continue to make the requisite distributions to its stockholders, which will generally relieve the Company from corporate-level income taxes. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to stockholders through December 31, 2024 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ending December 31, 2024. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividend and distributions and other permanent book and tax difference are reclassified to paid-in capital.

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the consolidated financial statements. As of December 31, 2024, there were no uncertain tax positions and no amounts accrued for interest or penalties. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal.

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

The Mergers were accounted for under the asset acquisition method of accounting in accordance with ASC 805-50 - Business Combinations - Related Issues (“ASC Topic 805”), also referred to as “purchase accounting.” Under the asset acquisition method of accounting, acquiring assets in groups not only requires ascertaining the cost of the asset (or net assets), but also allocating that cost to the individual assets (or individual assets and liabilities) that make up the group. Per ASC Topic 805, assets are recognized based on their cost to the acquiring entity, which generally includes transaction costs of the asset acquisition, and no gain or loss is recognized unless the fair value of non-cash assets given as consideration differs from the assets carrying amounts on the acquiring entity’s books. Immediately following the acquisitions of AFT and AIF, the Company recorded its assets at their respective fair values. Since the fair value of the net assets acquired exceeded the merger consideration paid by the Company, the Company recognized a deemed contribution from Investment Adviser.

Recent Accounting Pronouncements

The Company adopted FASB Accounting Standards Update 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“ASU 2023-07”). An operating segment is defined as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. The Company operates under one operating segment and reporting unit, investment management. The CODM is the chief executive officer of the Company, who is responsible for determining the Company’s investment strategy, capital allocation, expense structure, and significant transactions impacting the Company. Key metrics include, but are not limited to, net investment income and net increase in net assets resulting from operations that is reported on the Consolidated Statement of Operations, fair value of investments as disclosed on the Consolidated Schedule of Investments, as well as distributions made to the Company’s shareholders. The Company’s adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

For accounting purposes only, we are required under GAAP to accrue a theoretical capital gains incentive fee based upon net realized capital gains and unrealized capital gain and loss on investments held at the end of each period. The accrual of this theoretical capital gains incentive fee assumes all unrealized capital gain and loss is realized in order to reflect a theoretical capital gains incentive fee that would be payable to the Investment Adviser at each measurement date. There was no accrual for theoretical capital gains incentive fee for the years ended December 31, 2024 and December 31, 2023. It should be noted that a fee so calculated and accrued would not be payable under the Investment Advisers Act of 1940 (the “Advisers Act”) or the investment advisory management agreement, and would not be paid based upon such computation of capital gains incentive fees in subsequent periods. Amounts actually paid to the Investment Adviser will be consistent with the Advisers Act and formula reflected in the investment advisory management agreement which specifically excludes consideration of unrealized capital gain.

For the year ended December 31, 2024, the year ended December 31, 2023 and the nine months ended December 31, 2022, respectively, the Company recognized $19,450, $17,369 and $26,621 of management fees, and $21,548, $24,565 and $5,691 of incentive fees before impact of waived fees. For the year ended December 31, 2024, the year ended December 31, 2023 and the nine months ended December 31, 2022, respectively, no management fees were waived (as not applicable). For the year ended December 31, 2024, the year ended December 31, 2023 and the nine months ended December 31, 2022, respectively, no incentive fees were waived.

As of December 31, 2024, management and performance-based incentive fees payable were $6,247 and $5,336, respectively. As of December 31, 2023, management and performance-based incentive fees payable were $4,397 and $6,332, respectively.

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

For the year ended December 31, 2024, the year ended December 31, 2023 and the nine months ended December 31, 2022, respectively, management fee and performance based fee offset was $0, $274 and $178.

Administration Agreement with AIA

The Company has also entered into an administration agreement with the Administrator (the “Administration Agreement”) under which AIA provides administrative services for the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator and requested to be reimbursed by the Administrator in performing its obligations under the Administration Agreement. The expenses include rent and the Company’s allocable portion of compensation and other related expenses for its Chief Financial Officer, Chief Legal Officer and Chief Compliance Officer and their respective staffs. For the year ended December 31, 2024, the year ended December 31, 2023 and the nine months ended December 31, 2022, the Company recognized administrative services expense under the Administration Agreement of $4,120, $5,840 and $4,188, respectively. There were no fees payable to AIA and its affiliates for expenses paid on our behalf as of December 31, 2024 and December 31, 2023.

Administrative Service Expense Reimbursement

Merx Aviation Finance, LLC (“Merx”), a wholly-owned portfolio company of the Company, has entered into an administration agreement with the Administrator (the “Merx Administration Agreement”) under which AIA provides administrative services to Merx and several Merx managed entities. For the year ended December 31, 2024, the year ended December 31, 2023 and the nine months ended December 31, 2022, respectively, the Company recognized administrative service expense reimbursements of $300, $300 and $226, respectively.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Debt Expense Reimbursements

The Company has also entered into debt expense reimbursement agreements with Merx and several other portfolio companies, which will reimburse the Company for reasonable out-of-pocket expenses incurred, including any interest, fees or other amounts incurred by the Company in connection with letters of credit issued on their behalf. For the year ended December 31, 2024, the year ended December 31, 2023 and the nine months ended December 31, 2022, respectively, the Company recognized debt expense reimbursements of $469, $1,006 and $544, respectively, under the debt expense reimbursement agreements.

Co-Investment Activity

We may co-invest on a concurrent basis with affiliates of ours, subject to compliance with applicable regulations and our allocation procedures. Certain types of negotiated co-investments may be made only in accordance with the terms of the exemptive order we received from the SEC permitting us to do so. On January 14, 2025, we received an exemptive order from the SEC, (the “Order”), permitting us greater flexibility to negotiate the terms of co-investment transactions with certain of our affiliates, including investment funds managed by AIM or its affiliates and Apollo proprietary accounts, subject to the conditions included therein. Under the terms of the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must be able to reach certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our Boards’ approved criteria. In certain situations where co-investment with one or more funds managed by AIM or its affiliates is not covered by the Order, the personnel of AIM or its affiliates will need to decide which fund will proceed with the investment. Such personnel will make these determinations based on allocation policies and procedures, which are designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations. The Order is subject to certain terms and conditions so there can be no assurance that we will be permitted to co-invest with certain of our affiliates other than in the circumstances currently permitted by regulatory guidance and the Order.

As of December 31, 2024, the Company’s co-investment holdings were 80% of the portfolio or $2,417,102, measured at fair value. On a cost basis, 77% of the portfolio or $2,448,523 were co-investments. As of December 31, 2023, the Company’s co-investment holdings were 77% of the portfolio or $1,808,017, measured at fair value. On a cost basis, 72% of the portfolio or $1,817,084 were co-investments.

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

On September 1, 2022, $110,700 of the Merx first lien secured revolver held by the Company was converted into common equity. On September 30, 2023, Merx amended its credit agreement and the commitment of the Merx first lien secured revolver decreased to $100,000. The balance of the Merx revolver as of December 31, 2024 was $59,575.

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

Note 5. Earnings Per Share

The following table sets forth the computation of earnings (loss) per share (“EPS”), pursuant to ASC 260-10, for the twelve months ended December 31, 2024, the twelve months ended December 31, 2023 and the twelve months ended December 31, 2022, respectively.

	Year Ended December 31,		Nine Months Ended December 31,
	2024	2023	2022
Basic Earnings Per Share
Net increase (decrease) in net assets resulting from operations	$98,819	$118,760	$22,940
Weighted average shares outstanding	77,957,924	65,330,350	64,585,966
Basic earnings (loss) per share	$1.27	$1.82	$0.36

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 6. Investments

Fair Value Measurement and Disclosures

The following table shows the composition of our investment portfolio as of December 31, 2024, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$2,804,070	$2,765,156	$—	$88,903	$2,676,253
Second Lien Secured Debt	23,454	17,798	—	12,034	5,764
Unsecured Debt	6,059	3,502	—	3,385	117
Structured Products and Other	53,671	41,125	—	15,024	26,101
Preferred Equity	16,069	24,831	—	—	24,831
Common Equity/Interests	273,109	161,868	220	—	161,648
Warrants	965	136	—	—	136
Total Investments	$3,177,397	$3,014,416	$220	$119,346	$2,894,850
Money Market Fund	$2,810	$2,810	$2,810	$—	$—
Total Cash Equivalents	$2,810	$2,810	$2,810	$—	$—
Total Investments after Cash Equivalents	$3,180,207	$3,017,226	$3,030	$119,346	$2,894,850

The following table shows the composition of our investment and derivative portfolio as of December 31, 2023, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

The following table shows changes in the fair value of our Level 3 investments for the twelve months ended December 31, 2024:

	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Fair value as of December 31, 2023	$2,075,031	$31,887	$—	$41,333	$32,405	$152,127	$199	$2,332,982
Net realized gains (losses)	(384)	263	—	—	64	(70,915)	—	(70,972)
Net change in unrealized gains (losses)	(17,351)	9,125	(2,576)	(8,882)	2,043	63,249	(639)	44,969
Net amortization on investments	7,962	13	—	—	—	—	—	7,975
Purchases, including capitalized PIK (3)	1,499,000	3,924	2,693	2,554	5,887	19,626	576	1,534,260
Sales (3)	(873,636)	(31,738)	—	(8,904)	(15,568)	(2,439)	—	(932,285)
Transfers out of Level 3 (1)	(14,369)	(7,710)	—	—	—	—	—	(22,079)
Transfers into Level 3 (1)	—	—	—	—	—	—	—	—
Fair value as of December 31, 2024	$2,676,253	$5,764	$117	$26,101	$24,831	$161,648	$136	$2,894,850

Net change in unrealized gains (losses) on Level 3 investments still held as of December 31, 2024	$(24,973)	$(3,746)	$(2,576)	$(8,882)	$(2,510)	$5,205	$(639)	$(38,121)

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
(2)
Includes unfunded commitments measured at fair value of $(4,839).
(3)
Includes reorganizations and restructuring of investments.

The following table shows changes in the fair value of our Level 3 investments during the year ended December 31, 2023:

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

The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of December 31, 2024 and December 31, 2023. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

The unobservable inputs used in the fair value measurement of our Level 3 investments as of December 31, 2024 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range		Weighted Average (1)
First Lien Secured Debt	$2,409,833	Yield Analysis	Discount Rate	4.1%	31.4%	11.3%
	136,535	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
	119,051	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	10,765	Market Comparable Technique	Comparable Multiple	3.5x	3.5x	3.5x
	69	Broker Quote	Broker Quote	N/A	N/A	N/A
Second Lien Secured Debt	4,718	Market Comparable Technique	Comparable Multiple	6.2x	6.2x	6.2x
	914	Recovery Analysis	Recoverable Amount	3.5x	3.5x	3.5x
	132	Yield Analysis	Discount Rate	17.6%	17.6%	17.6%
Unsecured Debt	117	Market Comparable Technique	Comparable Multiple	4.3x	4.3x	4.3x
Structured Products and Other	26,101	Yield Analysis	Discount Rate	11.3%	12.3%	11.6%
Preferred Equity	24,119	Market Comparable Technique	Comparable Multiple	2.3x	17.8x	10.8x
	519	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	193	Yield Analysis	Discount Rate	13.5%	13.5%	13.5%
	—	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
Common Equity/Interests	124,215	Yield Analysis	Discount Rate	9.6%	13.5%	9.6%
	18,933	Estimated Proceeds	Estimated Proceeds	N/A	N/A	N/A
	17,838	Market Comparable Technique	Comparable Multiple	0.7x	22.0x	11.3x
	444	Option Pricing Model	Expected Volatility	25.0%	85.0%	34.3%
	218	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	—	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
Warrants	136	Option Pricing Model	Expected Volatility	50.0%	50.0%	50.0%
	—	Market Comparable Technique	Comparable Multiple	4.3x	4.3x	4.3x
Total Level 3 Investments	$2,894,850

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

Investment Transactions

For the year ended December 31, 2024, the year ended December 31, 2023 and the nine months ended December 31, 2022, respectively, purchases of investments on a trade date basis were $1,613,583, $417,124, and $499,632. For the year ended December 31, 2024, the year ended December 31, 2023 and the nine months ended December 31, 2022, respectively, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $928,974, $504,346 and $586,557.

PIK Income

The Company holds loans and other investments, including certain preferred equity investments, that have contractual PIK income. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. For the year ended December 31, 2024, year ended December 31, 2023 and nine months ended December 31, 2022, respectively, PIK income earned was $12,151, $3,006 and $2,662.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

The following table shows the change in capitalized PIK balance for the year ended December 31, 2024, year ended December 31, 2023 and nine months ended December 31, 2022:

	Year Ended December 31,		Nine Months Ended December 31,
	2024	2023	2022
PIK balance at beginning of period	$24,485	$21,533	$39,227
PIK income capitalized	14,842	2,971	2,154
Adjustments due to investments exited or written off	(2,672)	(19)	(19,848)
PIK income received in cash	—	—	—
PIK balance at end of period	$36,655	$24,485	$21,533

Dividend Income on CLOs and Structured Finance Products

The Company holds structured finance products and other investments. The CLO equity investments and structured finance products are entitled to recurring distributions which are generally equal to the excess cash flow generated from the underlying investments after payment of the contractual payments to debt holders and fund expenses. The Company records as dividend income the accretable yield from its beneficial interests in structured products such as CLOs based upon a number of cash flow assumptions that are subject to uncertainties and contingencies. For the year ended December 31, 2024, year ended December 31, 2023 and nine months ended December 31, 2022 respectively, dividend income from structured products was $726, $1010 and $718.

Investments on Non-Accrual Status

As of December 31, 2024, 2.1% of total investments at amortized cost, or 1.3% of total investments at fair value, were on non-accrual status. As of December 31, 2023, 1.2% of total investments at amortized cost, or 0.2% of total investments at fair value, were on non-accrual status.

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

As of December 31, 2024, December 31, 2023, and December 31, 2022, our investments in Merx Aviation Finance LLC exceeded the threshold in at least one of the tests under Rule 4-08(g). As of December 31, 2022, our investments in ChyronHego Corporation exceeded the threshold in at least one of the tests under Rule 4-08(g). Accordingly, summarized financial information is presented below for unconsolidated significant subsidiaries.

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

Balance Sheet

	December 31,
	2024	2023
Total current assets	$88,232	$199,549
Total non-current assets	528,251	687,706
Total current liabilities	190,643	87,151
Total non-current liabilities	397,628	785,031
Shareholders' equity (deficit)	28,212	15,072

Income Statement

	Year Ended December 31,		Nine Months Ended December 31,
	2024	2023	2022
Net revenue	$109,234	$148,460	$104,842
Net operating income	61,891	20,045	13,224
Earnings (loss) before taxes	16,722	(28,158)	(6,825)
Net profit (loss)	14,759	(34,149)	(6,851)

ChyronHego Corporation

ChyronHego Corporation provides broadcast graphics creation, play-out and real-time data visualization for live television, news and sports production. It was founded in 1966 and is headquartered in Melville, New York.

Balance Sheet

	December 31,
	2024	2023
Total current assets	$17,674	$15,953
Total non-current assets	66,015	73,351
Total current liabilities	12,615	16,622
Total non-current liabilities	129,564	116,385
Shareholders' equity (deficit)	(58,490)	(43,703)

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Income Statement

	Twelve Months Ended December 31,
	2024	2023	2022
Net revenue	$43,719	$40,274	$44,292
Net operating income	(3,220)	(4,145)	(1,353)
Earnings (loss) before taxes	(13,687)	(15,428)	(7,186)
Net profit/(loss)	(13,703)	(15,605)	(7,108)

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

The Company’s outstanding debt obligations as of December 31, 2024 were as follows:

	Date Issued/ Amended	Total Aggregate Principal Amount Committed		Principal Amount Outstanding		Fair Value		Final Maturity Date
Senior Secured Facility	10/17/2024	$1,660,000	**	$970,148	*	$970,148	(1)	10/17/2029
MFIC Bethesda CLO I LLC Class A-1 Notes	11/2/2023	232,000		232,000		232,812	(2)	10/23/2035
2025 Notes	3/3/2015	350,000		350,000		349,342	(2)	3/3/2025
2026 Notes	7/16/2021	125,000		125,000		120,918	(2)	7/16/2026
2028 Notes	12/13/2023	80,000		80,000		81,472	(3)	12/15/2028
Total Debt Obligations		$2,447,000		$1,757,148		$1,754,692
Deferred Financing Costs and Debt Discount				(5,527)
Total Debt Obligations, net of Deferred Financing Cost and Debt Discount				$1,751,621

____________________

* Includes foreign currency debt obligations as outlined in Foreign Currency Transactions and Translations within this note to the consolidated financial statements.

** Between October 17, 2024 and December 22, 2024, total lender commitments were $1,815,000. As of December 31, 2024, total lender commitments were $1,660,000.

(1)
The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of December 31, 2024. The valuation is based on a yield analysis and discount rate commensurate with the market yields for similar types of debt.
(2)
The fair value of these debt obligations would be categorized as Level 2 under ASC 820 as of December 31, 2024. The valuation is based on broker quoted prices.
(3)
The fair value of these debt obligations would be categorized as Level 1 under ASC 820 as of December 31, 2024. The valuation is arrived using the closing price on exchange as on the relevant date.

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

Senior Secured Facility

On October 17, 2024, the Company amended and restated its senior secured, multi-currency, revolving credit facility (the “Senior Secured Facility”), previously amended and restated as of April 19, 2023, December 22, 2020 and November 19, 2018. The amended and restated agreement extended the final maturity date through October 17, 2029. Lender commitments under the Senior Secured Facility will increase from $1,705,000 to $1,815,000 until December 22, 2024 and will decrease to $1,660,000 thereafter. The Senior Secured Facility includes an “accordion” feature that allows the Company to increase the size of the Facility to $2,722,500. The Senior Secured Facility is secured by substantially all of the assets in the Company’s portfolio, including cash and cash equivalents.

Commencing October 17, 2028, the Company is required to repay, the outstanding amount under the Senior Secured Facility as of October 17, 2028 out of the proceeds of certain asset sales and other recovery events and equity and debt issuances. The stated interest rates on outstanding borrowings under the Senior Secured Facility depend on the type of borrowing and the “gross borrowing base” at the time. USD borrowings accrue at (a) either Term SOFR plus 1.85% per annum or Term SOFR plus 1.975% per annum, or (b) either Alternate Base Rate plus 0.75% per annum or Alternate Base Rate plus 0.875% per annum. The Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the Senior Secured Facility and fronting fees (which fronting fee is exclusive of the applicable margin) of 0.25% per annum on the letters of credit issued.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

The Senior Secured Facility contains affirmative and restrictive covenants, events of default and other customary provisions for similar debt facilities, including (subject to the exceptions set forth in the Senior Secured Facility): (a) periodic financial reporting requirements, (b) maintaining minimum stockholders’ equity of $1,000,000 plus 25% of the net proceeds from the sale of equity interests in the Company after July 22, 2024, (c) maintaining a ratio of total assets, less total liabilities (and indebtedness not represented by “senior securities”) to total “senior securities” representing indebtedness, in each case of the Company and its consolidated subsidiaries, of not less than 1.5:1.0, (d) limitations on the incurrence of additional indebtedness, (e) limitations on liens, (f) limitations on investments (other than, among other exceptions, as permitted under the Investment Company Act of 1940, as amended, and the Company's investment policies), (g) limitations on mergers and disposition of assets (other than, among other exceptions, in the normal course of the Company’s business activities), (h) limitations on the creation or existence of agreements that permit liens on properties of the Company’s consolidated subsidiaries and (i) limitations on the repurchase or redemption of certain unsecured debt and debt securities. In addition to the asset coverage ratio described in clause (c) of the preceding sentence, borrowings under the Senior Secured Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in the Company’s portfolio. The advance rate applicable to any specific type of asset in the Company’s portfolio will also depend on the relevant asset coverage ratio as of the date of determination. Borrowings under the Senior Secured Facility will also continue to be subject to the leverage restrictions contained in the Investment Company Act of 1940, as amended.

The Senior Secured Facility also provides for the issuance of letters of credit up to an aggregate amount of $150,000. As of December 31, 2024 and December 31, 2023, the Company had $7,828 and $17,291, respectively, in standby letters of credit issued through the Senior Secured Facility. The amount available for borrowing under the Senior Secured Facility is reduced by any standby letters of credit issued through the Senior Secured Facility. Under GAAP, these letters of credit are considered commitments because no funding has been made and as such are not considered a liability. These letters of credit are not senior securities because they are not in the form of a typical financial guarantee and the portfolio companies are obligated to refund any drawn amounts. The available remaining commitments under the Senior Secured Facility were $682,024 and $1,004,732 as of December 31, 2024 and December 31, 2023, respectively. Terms used in this disclosure have the meanings set forth in the Senior Secured Facility agreement.

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

As of December 31, 2024, the $350,000 aggregate principal amount of the 2025 Notes was considered Covered Debt, as defined in the Senior Secured Facility, which may restrict the Company’s ability to borrow the maximum amount available under the Senior Security Facility.

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

		December 31, 2024
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

The Bethesda CLO 1 Notes are not, and will not be, registered under the Securities Act, or any state securities or “blue sky” laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from registration.

The Company serves as collateral manager to the Bethesda CLO 1 Issuer under a collateral management agreement and has agreed to irrevocably waive all collateral management fees payable pursuant to the collateral management agreement.

The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the year ended December 31, 2024, year ended December 31, 2023 and nine months ended December 31, 2022, respectively,

	Years Ended December 31,		Nine Months Ended December 31,
	2024	2023	2022
Average debt outstanding	$1,567,909	$1,453,682	$1,546,037
Maximum amount of debt outstanding	1,791,303	1,826,411	1,669,385

Weighted average annualized interest cost (1)	6.90%	6.70%	4.68%
Annualized amortized debt issuance cost	0.44%	0.40%	0.37%
Total annualized interest cost	7.35%	7.10%	5.05%

____________________

(1)
Includes the stated interest expense and commitment fees on the unused portion of the Senior Secured Facility. Commitment fees for the year ended December 31, 2024, the year ended December 31, 2023, and nine months ended December 31, 2022, respectively, were $3,503, $2,767 and $1,990 respectively.

Foreign Currency Transactions and Translations

The Company had the following foreign-denominated debt outstanding on the Senior Secured Facility as of December 31, 2024:

	Original Principal Amount (Local)		Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
British Pound		£17,700	$22,058	$22,153	$(95)	1/31/2025
European Euro		€2,700	2,991	2,796	195	1/31/2025
Canadian Dollar	C$	12,800	9,304	8,899	405	1/31/2025
Total			$34,353	$33,848	$505

The Company had the following foreign-denominated debt outstanding on the Senior Secured Facility as of December 31, 2023:

	Original Principal Amount (Local)	Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
British Pound	£36,900	$45,909	$46,977	$(1,068)	1/31/2024
Total		$45,909	$46,977	$(1,068)

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

As of December 31, 2024 and December 31, 2023, the Company was in compliance with all debt covenants for all outstanding debt obligations.

Note 8. Stockholders’ Equity

The Company issued approximately $30,000 of common stock in August 2022.

The Company adopted the following plans, approved by the Board, for the purpose of repurchasing its common stock in accordance with applicable rules specified in the Securities Exchange Act of 1934 (the “1934 Act”) (the “Repurchase Plans”):

Date of Agreement/Amendment	Maximum Cost of Shares That May Be Repurchased	Cost of Shares Repurchased	Remaining Cost of Shares That May Be Repurchased
August 5, 2015	$50,000	$50,000	$—
December 14, 2015	50,000	50,000	—
September 14, 2016	50,000	50,000	—
October 30, 2018	50,000	50,000	—
February 6, 2019	50,000	48,107	1,893
February 3, 2022	25,000	—	25,000
Total as of December 31, 2024	$275,000	$248,107	$26,893

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

During the year ended December 31, 2024, the Company did not repurchase any shares.

During the year ended December 31, 2023, the Company repurchased 198,084 shares at a weighted average price per share of $11.60, inclusive of commissions, for a total cost of $2,297. This represents a discount of approximately 23.85% of the average net asset value per share for the year ended December 31, 2023.

Since the inception of the Repurchase Plans through December 31, 2024, the Company repurchased 15,593,120 shares at a weighted average price per share of $15.91, inclusive of commissions, for a total cost of $248,107. Including fractional shares, the Company has repurchased 15,593,150 shares at a weighted average price per share of $15.91, inclusive of commissions for a total cost of $248,107.

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

On July 22, 2019, the Board approved Articles of Amendment which amended the Company’s charter to reduce the amount of authorized capital stock from 400,000,000 shares, par value $0.001 per share, to 130,000,000 shares, par value $0.001 per share. The Articles of Amendment were accepted for record by the Department of Assessments and Taxation of the State of Maryland on July 22, 2019 and immediately became effective.

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

On July 22, 2024, the Company completed the Mergers with AFT and AIF. In connection with the Mergers, the Company issued an aggregate of 28,527,003 shares of the Company's common stock valued at approximately $440,140. For more information, please see Note 13 “Mergers with AFT and AIF” to our consolidated financial statements included in this report.

On August 13, 2024, the Company entered into (i) an equity distribution agreement by and among the Company, the Investment Adviser, the Administrator and Truist Securities, Inc. (“Truist”) and (ii) an equity distribution agreement by and among the Company, the Investment Adviser, the Administrator and Jefferies LLC (“Jefferies,” and together with Truist, the “Sales Agents”). The equity distribution agreements with the Sales Agents described in the preceding sentence are collectively referred to herein as the “Equity Distribution Agreements.” The Equity Distribution Agreements provided that the Company may from time to time issue and sell shares of its common stock, par value $0.001 per share (“Shares”), having an aggregate offering price of up to $200,000, through the Sales Agents, or to them as principal for their own respective accounts. Sales of the shares, if any, may be made in transactions that are deemed to be an “at the market” (“ATM”) offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, including without limitation sales made directly on or through the NASDAQ Global Select Market, sales made to or through market makers and sales made through any other existing trading market or electronic communications network, and by any other method permitted by law, including but not limited to privately negotiated transactions, which may include block trades, as the Company and the Sales Agents may agree. The Sales Agents will receive a commission from the Company up to 1.5% of the gross sales price of any Shares sold through the Sales Agents under the Equity Distribution Agreements. The Company may from time to time issue and sell shares of its common stock through public or ATM offerings. As of December 31, 2024, there were no shares issued through ATM offerings.

Note 9. Commitments and Contingencies

The Company has various commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of December 31, 2024 and December 31, 2023, the Company had the following unfunded commitments to its portfolio companies:

	December 31, 2024	December 31, 2023
Unfunded revolver obligations and bridge loan commitments (1)	$233,293	$139,979
Standby letters of credit issued and outstanding (2)	11,381	42,921
Unfunded delayed draw loan commitments (including commitments with performance thresholds not met) (3)	240,984	167,756
Total Unfunded Commitments (4)	$485,658	$350,656

____________________

(1)
The unfunded revolver obligations may or may not be funded to the borrowing party in the future. The amounts relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of December 31, 2024 and December 31, 2023, subject to the terms of each loan’s respective credit agreements which includes borrowing covenants that need to be met prior to funding. As of December 31, 2024 and December 31, 2023, the bridge loan commitments included in the balances were $0 and $0, respectively.
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
(4)
The Company also had an unfunded revolver commitment to its fully controlled affiliate Merx Aviation Finance, LLC of $40,425 and $25,925 as of December 31, 2024 and December 31, 2023, respectively. Given the Company’s controlling interest, the timing and the amount of the funding has not been determined.

Note 10. Income Taxes

For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The final determination of the tax character of distributions will not be made until we file our tax return for each tax year and the tax characteristics of all distributions will be reported to stockholders on Form 1099 after the end of each calendar year. The tax character of distributions paid to stockholders during the tax periods ended December 31, 2024, December 31, 2023 and December 31, 2022 were as follows:

	Year Ended December 31,		Nine Months Ended December 31,
	2024	2023	2022
Ordinary income	$139,623	$99,259	$68,028
Capital gains	—	—	—
Return of capital	—	—	—
Total distributions paid to stockholders	$139,623	$99,259	$68,028

Taxable income generally differs from net increase in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.

The following table reconciles the net increase in net assets resulting from operations to taxable income for the tax years ended December 31, 2024, December 31, 2023 and December 31, 2022:

	Year Ended December 31,		Nine Months Ended December 31,
	2024	2023	2022
Net increase (decrease) in net assets resulting from operations	$98,819	$118,760	$22,940
Adjustments:
Net realized losses (gains)	77,020	(200)	69,239
Net change in unrealized losses (gains)	(42,543)	(2,561)	(18,036)
Income not currently taxable	—	—	—
Income (loss) recognized for tax but not book	(1,521)	26,064	(1,419)
Expenses not currently deductible	—	—	—
Expenses incurred for tax but not book	—	—	—
Realized gain/loss differences (1)	(8,505)	(7,084)	(7,723)
Taxable income before deductions for distributions	$123,270	$134,979	$65,001

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(1)
These pertain to book income/losses treated as capital gains/losses for tax purposes or book realized gains/losses treated as ordinary income/losses for tax purposes.

The following table shows the components of accumulated losses on a tax basis for the year ended December 31, 2024, December 31, 2023, and nine months ended December 31, 2022:

	Year Ended December 31,		Nine Months Ended December 31,
	2024	2023	2022
Undistributed ordinary income	$55,472	$59,879	$24,468
Capital loss carryforward	(1,116,382)	(920,914)	(880,548)
Other temporary book-to-tax differences	—	—	—
Unrealized appreciation (depreciation)	(192,628)	(237,438)	(262,999)
Total accumulated under-distributed (over-distributed) earnings	$(1,253,538)	$(1,098,473)	$(1,119,079)

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

A portion of losses acquired from Apollo Senior Floating Rate Fund and Apollo Tactical Income Fund may be subject to limitations under the Internal Revenue Code 382.

As of December 31, 2024, the Company had a post-enactment short-term capital loss carryforward of $226,198 and long-term capital loss carryforward of $890,185. As of December 31, 2023, the Company had a post-enactment short-term capital loss carryforward of $221,933 and long-term capital loss carryforward of $698,980. As of December 31, 2022, the Company had a post-enactment short-term capital loss carryforward of $226,846 and long-term capital loss carryforward of $653,700.

As of December 31, 2024, the Company had no pre-enactment net capital loss carryforward. None of the pre-enactment net capital loss carryforwards were utilized in the past three years and none of the pre-enactment net capital loss carryforwards expired on December 31, 2024.

For tax purposes, the Company may elect to defer any portion of a post-October capital loss or late-year ordinary loss to the first day of the following fiscal year.

As of December 31, 2024, the Company deferred no late-year ordinary losses which are deemed to arise on January 1, 2024. As of December 31, 2023, the Company deferred no late-year ordinary losses which are deemed to arise on January 1, 2023. As of March 31, 2022, the Company deferred no late-year ordinary losses which are deemed to arise on April 1, 2022.

As of December 31, 2024, the Company deferred no post-October capital loss deemed to arise on January 1, 2025. As of December 31, 2023, the Company deferred no post-October capital loss deemed to arise on January 1, 2024. As of December 31, 2022, the Company deferred no post-October capital loss deemed to arise on January 1, 2023.

Management has analyzed the Company’s tax positions taken, or to be taken, on federal income tax returns for all open tax years, and has concluded that no provision for income tax is required in the Company’s consolidated financial statements. The Company’s federal tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed.

In general, we may make certain reclassifications to the components of net assets as a result of permanent book-to-tax differences and book-to-tax differences relating to stockholder distributions. Accordingly, as of December 31, 2024, we adjusted accumulated net realized loss by $(129,898) to $(1,072,360) and overdistributed net investment income by $15,634 to $(14,330). Total earnings and net asset value were not affected. As of December 31, 2023, we adjusted accumulated net realized loss by $26,573 to $865,439 and overdistributed net investment income by ($25,468) to ($23,639). Total earnings and net asset value were not affected.

To the extent that the Company determines that its estimated current year annual taxable income will exceed its estimated current year dividends from such taxable income, the Company accrues excise tax on estimated excess taxable income. The excise tax is included in other general and administrative expenses. For the year ended December 31, 2024 and 2023,$- and $1,103 was recorded for U.S. federal excise tax respectively.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 11. Financial Highlights

The following is a schedule of financial highlights as of and for the year ended December 31, 2024, the year ended December 31, 2023, the nine months ended December 31, 2022 and twelve months ended March 31, 2022 and 2021:

	Year Ended December 31,	Year Ended December 31,	Nine Months Ended December 31,	Year Ended March 31,	Year Ended March 31,
	2024	2023	2022	2022	2021
Per Share Data*
Net asset value at beginning of period	$15.41	$15.10	$15.79	$15.88	$15.70
Net investment income (1)	1.71	1.78	1.15	1.49	1.69
Net realized and change in unrealized gains (losses) (1)	(0.44)	0.04	(0.79)	(0.21)	0.03
Net increase in net assets resulting from operations	1.27	1.82	0.36	1.28	1.71
Distribution of net investment income (2)	(1.72)	(1.52)	(1.05)	(1.44)	(1.53)
Distribution of return of capital (2)	—	—	—	—	—
Accretion due to share repurchases	—	0.01	0.01	0.07	—
Net asset value at end of period	$14.98	$15.41	$15.10	$15.79	$15.88

Per share market value at end of period	$13.49	$13.68	$11.40	$13.22	$13.72
Total return (3)	11.09%	34.90%	(5.42)%	7.19%	135.08%
Shares outstanding at end of period	93,780,278	65,253,275	65,451,359	63,647,240	65,259,176
Weighted average shares outstanding	77,957,924	65,330,350	64,585,966	64,516,533	65,259,176

Ratio/Supplemental Data
Net assets at end of period (in millions)	$1,404.6	$1,005.3	$988.1	$1,004.8	$1,036.3
Annualized ratio of operating expenses to average net assets (4)(5)	4.54%	5.76%	5.67%	6.04%	5.05%
Annualized ratio of interest and other debt expenses to average net assets (5)	9.89%	10.37%	7.83%	5.34%	5.44%
Annualized ratio of total expenses to average net assets (4)(5)	14.44%	16.13%	13.50%	11.38%	10.49%
Annualized ratio of net investment income to average net assets (5)	11.42%	11.66%	9.87%	9.32%	10.82%
Average debt outstanding (in millions)	$1,567.9	$1,453.7	$1,546.0	$1,545.2	$1,632.3
Average debt per share	$20.11	$22.25	$23.94	$23.95	$25.01
Annualized portfolio turnover rate (5)(7)	35.20%	17.53%	26.70%	42.41%	23.79%
Asset coverage per unit (6)	$1,799	$1,684	$1,648	$1,635	$1,705

*Totals may not foot due to rounding.

(1)
Financial highlights are based on the weighted average number of shares outstanding for the period presented.
(2)
The tax character of distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. Although the tax character of distributions paid to stockholders through December 31, 2024 may include return of capital, the exact amount cannot be determined at this point. Per share amounts are based on actual rate per share.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(3)
Total return is based on the change in market price per share during the respective periods. Total return also takes into account distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan.
(4)
The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets are shown inclusive of all voluntary management and incentive fee waivers (See Note 4 to the consolidated financial statements). For the year ended December 31, 2024, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 4.57% and 14.50%, respectively, without the voluntary fee waivers. For the year ended December 31, 2023, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 5.82% and 16.29%, respectively, without the voluntary fee waivers. For the nine months ended December 31, 2022, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 5.73% and 13.63%, respectively, without the voluntary fee waivers. For the year ended March 31, 2022, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 6.10% and 11.44%, respectively, without the voluntary fee waivers. For the year ended March 31, 2021, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 5.08% and 10.53%, respectively, without the voluntary fee waivers.
(5)
Annualized for the nine months ended December 31, 2022.
(6)
The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the asset coverage per unit. As of December 31, 2024 and December 31, 2023, the Company's asset coverage was 180% and 168%, respectively.

Note 12. Senior Securities Table

Information about our senior securities (including debt securities and other indebtedness) is shown in the following table as of the year ended December 31, 2024, 2023, the nine months ended December 31, 2022, and the years ended March 31, 2022, 2021, 2020, 2019, 2018, 2017 and 2016. The report of our current independent registered public accounting firm on the senior securities table is included elsewhere in this Annual Report. The “ — ” indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Estimated Market Value Per Unit (4)
Senior Secured Facility
Fiscal Year Ended December 31, 2024	$970,148	$1,799	$—	N/A(5)
Fiscal Year Ended December 31, 2023	682,977	1,684	—	N/A(5)
Fiscal Year Ended December 31, 2022(10)	1,012,503	1,648	—	N/A(5)
Fiscal Year Ended March 31, 2022(10)	1,080,468	1,635	—	N/A(5)
Fiscal Year Ended March 31, 2021	1,119,186	1,705	—	N/A(5)
Fiscal Year Ended March 31, 2020	1,449,402	1,567	—	N/A(5)
Fiscal Year Ended March 31, 2019	638,888	2,153	—	N/A(5)
Fiscal Year Ended March 31, 2018	285,216	2,770	—	N/A(5)
Fiscal Year Ended March 31, 2017	200,923	2,709	—	N/A(5)
Fiscal Year Ended March 31, 2016	637,904	2,235	—	N/A(5)
Bethesda CLO 1
Fiscal Year Ended December 31, 2024	$232,000	$1,799	$—	N/A

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Estimated Market Value Per Unit (4)
Fiscal Year Ended December 31, 2023	232,000	1,684	—	N/A
Fiscal Year Ended December 31, 2022(10)	—	—	—	—
Fiscal Year Ended March 31, 2022(10)	—	—	—	—
Fiscal Year Ended March 31, 2021	—	—	—	—
Fiscal Year Ended March 31, 2020	—	—	—	—
Fiscal Year Ended March 31, 2019	—	—	—	—
Fiscal Year Ended March 31, 2018	—	—	—	—
Fiscal Year Ended March 31, 2017	—	—	—	—
Fiscal Year Ended March 31, 2016	—	—	—	—
Senior Secured Notes
Fiscal Year Ended December 31, 2024	$—	$—	$—	—
Fiscal Year Ended December 31, 2023	—	—	—	—
Fiscal Year Ended December 31, 2022(10)	—	—	—	—
Fiscal Year Ended March 31, 2022(10)	—	—	—	—
Fiscal Year Ended March 31, 2021	—	—	—	—
Fiscal Year Ended March 31, 2020	—	—	—	—
Fiscal Year Ended March 31, 2019	—	—	—	—(6)
Fiscal Year Ended March 31, 2018	16,000	2,770	—	N/A(6)
Fiscal Year Ended March 31, 2017	16,000	2,709	—	N/A(6)
Fiscal Year Ended March 31, 2016	45,000	2,235	—	N/A(6)
2042 Notes
Fiscal Year Ended December 31, 2024	$—	$—	$—	—
Fiscal Year Ended December 31, 2023	—	—	—	—
Fiscal Year Ended December 31, 2022(10)	—	—	—	—
Fiscal Year Ended March 31, 2022(10)	—	—	—	—
Fiscal Year Ended March 31, 2021	—	—	—	—
Fiscal Year Ended March 31, 2020	—	—	—	—
Fiscal Year Ended March 31, 2019	—	—	—	—

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Estimated Market Value Per Unit (4)
Fiscal Year Ended March 31, 2018	—	—	—	—(7)
Fiscal Year Ended March 31, 2017	150,000	2,709	—	101.44
Fiscal Year Ended March 31, 2016	150,000	2,235	—	100.04
2043 Notes
Fiscal Year Ended December 31, 2024	$—	$—	$—	—
Fiscal Year Ended December 31, 2023	—	—	—	—
Fiscal Year Ended December 31, 2022(10)	—	—	—	—
Fiscal Year Ended March 31, 2022(10)	—	—	—	—
Fiscal Year Ended March 31, 2021	—	—	—	—(9)
Fiscal Year Ended March 31, 2020	—	—	—	103.80
Fiscal Year Ended March 31, 2019	150,000	2,153	—	101.36
Fiscal Year Ended March 31, 2018	150,000	2,770	—	104.12
Fiscal Year Ended March 31, 2017	150,000	2,709	—	101.16
Fiscal Year Ended March 31, 2016	150,000	2,235	—	99.74
2025 Notes
Fiscal Year Ended December 31, 2024	$350,000	$1,799	$—	N/A
Fiscal Year Ended December 31, 2023	350,000	1,684	—	N/A
Fiscal Year Ended December 31, 2022(10)	350,000	1,648	—	N/A
Fiscal Year Ended March 31, 2022(10)	350,000	1,635	—	N/A
Fiscal Year Ended March 31, 2021	350,000	1,705	—	N/A
Fiscal Year Ended March 31, 2020	350,000	1,567	—	N/A
Fiscal Year Ended March 31, 2019	350,000	2,153	—	N/A
Fiscal Year Ended March 31, 2018	350,000	2,770	—	N/A
Fiscal Year Ended March 31, 2017	350,000	2,709	—	N/A
Fiscal Year Ended March 31, 2016	350,000	2,235	—	N/A
2026 Notes
Fiscal Year Ended December 31, 2024	$125,000	$1,799	$—	N/A
Fiscal Year Ended December 31, 2023	125,000	1,684	—	N/A
Fiscal Year Ended December 31, 2022(10)	125,000	1,648	—	N/A

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Estimated Market Value Per Unit (4)
Fiscal Year Ended March 31, 2022(10)	125,000	1,635	—	N/A
Fiscal Year Ended March 31, 2021	—	—	—	—
Fiscal Year Ended March 31, 2020	—	—	—	—
Fiscal Year Ended March 31, 2019	—	—	—	—
Fiscal Year Ended March 31, 2018	—	—	—	—
Fiscal Year Ended March 31, 2017	—	—	—	—
Fiscal Year Ended March 31, 2016	—	—	—	—
2028 Notes
Fiscal Year Ended December 31, 2024	$80,000	$1,799	$—	101.84
Fiscal Year Ended December 31, 2023	80,000	1,684	—	102.00
Fiscal Year Ended December 31, 2022(10)	—	—	—	—
Fiscal Year Ended March 31, 2022(10)	—	—	—	—
Fiscal Year Ended March 31, 2021	—	—	—	—
Fiscal Year Ended March 31, 2020	—	—	—	—
Fiscal Year Ended March 31, 2019	—	—	—	—
Fiscal Year Ended March 31, 2018	—	—	—	—
Fiscal Year Ended March 31, 2017	—	—	—	—
Fiscal Year Ended March 31, 2016	—	—	—	—
Convertible Notes
Fiscal Year Ended December 31, 2024	$—	$—	$—	—
Fiscal Year Ended December 31, 2023	—	—	—	—
Fiscal Year Ended December 31, 2022(10)	—	—	—	—
Fiscal Year Ended March 31, 2022(10)	—	—	—	—
Fiscal Year Ended March 31, 2021	—	—	—	—
Fiscal Year Ended March 31, 2020	—	—	—	—
Fiscal Year Ended March 31, 2019	—	—	—	—
Fiscal Year Ended March 31, 2018	—	—	—	—
Fiscal Year Ended March 31, 2017	—	—	—	—

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Estimated Market Value Per Unit (4)
Fiscal Year Ended March 31, 2016	—	—	—	—(8)
Total Debt Securities
Fiscal Year Ended December 31, 2024	$1,757,148	$1,799	$—	N/A
Fiscal Year Ended December 31, 2023	1,469,977	1,684	—	N/A
Fiscal Year Ended December 31, 2022(10)	1,487,503	1,648	—	N/A
Fiscal Year Ended March 31, 2022(10)	1,555,468	1,635	—	N/A
Fiscal Year Ended March 31, 2021	1,469,186	1,705	—	N/A
Fiscal Year Ended March 31, 2020	1,799,402	1,567	—	N/A
Fiscal Year Ended March 31, 2019	1,138,888	2,153	—	N/A
Fiscal Year Ended March 31, 2018	801,216	2,770	—	N/A
Fiscal Year Ended March 31, 2017	866,923	2,709	—	N/A
Fiscal Year Ended March 31, 2016	1,332,904	2,235	—	N/A

(1)
Total amount of each class of senior securities outstanding at the end of the period presented.
(2)
The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the Asset Coverage Per Unit. As of December 31, 2024 and December 31, 2023, the Company's asset coverage was 180% and 168%, respectively.
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

Note 13. Mergers with AFT and AIF

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

The Mergers were considered a tax-free reorganization and the Company has carried forward the historical adjusted tax cost of AFT and AIF investments for tax purposes. The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed as a result of the Mergers:

	AFT	AIF	AFT / AIF
Common stock issued by the Company[1]	$228,076	$209,529	$437,605
Deemed contribution from the Investment Adviser	1,313	1,222	2,535
Total Purchase Consideration	$229,389	$210,751	$440,140

Assets Acquired:
Investments, at fair value	$310,795	$285,092	$595,887
Cash & Cash Equivalents[2]	2,699	7,232	9,931
Other Assets	7,592	8,506	16,098
Total Assets Acquired	$321,086	$300,830	$621,916
Liabilities Assumed[3,4]	(91,697)	(90,079)	(181,776)
Net Assets Acquired	$229,389	$210,751	$440,140

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

On February 21, 2025, the Company’s Board declared a base distribution of $0.38 per share, payable on March 27, 2025, to stockholders of record as of March 11, 2025. There can be no assurances that the Board will continue to declare a base distribution of $0.38 per share.

On February 24, 2025, the Company completed a $529.6 million term debt securitization (the “Bethesda CLO 2”), a form of secured financing incurred by MFIC Bethesda CLO 2 LLC (the “Bethesda CLO 2 Issuer”), an indirect wholly owned, consolidated subsidiary of the Company. The notes offered by the Bethesda CLO 2 Issuer in connection with the Bethesda CLO 2 consist of $304.5 million of AAA(sf) Class A-1 Senior Secured Floating Rate Notes due 2037, which bear interest at the three-month SOFR plus 1.48%, $21.0 million of AAA(sf) Class A-2 Senior Secured Floating Rate Notes due 2037, which bear interest at three-month SOFR plus 1.70%, $31.5 million of AA(sf) Class B Senior Secured Floating Rate Notes due 2037, which bear interest at three-month SOFR plus 1.85%, $42 million of A(sf) Class C Senior Secured Floating Rate Notes due 2037, which bear interest at three-month SOFR plus 2.30%, $31.5 million of BBB-(sf) Class D Senior Secured Floating Rate Notes due 2037, which bear interest at three-month SOFR plus 3.75% and $99.1 million of Subordinated notes due 2125, which do not bear interest. The Bethesda CLO 2 is backed by a diversified portfolio of middle-market commercial loans, which the Bethesda CLO 2 Issuer purchased from the Company pursuant to a loan sale agreement entered into on the closing date of the Bethesda CLO 2 using the proceeds of the Bethesda CLO 2. The Company retained all Class D Notes and all Subordinated Notes and the proceeds from the Bethesda CLO 2 were used to repay borrowings under the Company’s Facility. The Company serves as collateral manager to the Bethesda CLO 2 Issuer, Citigroup Global Markets Inc. acted as initial purchaser and Apollo Global Securities, LLC acted as placement agent.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2024 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Changes in Internal Control Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the fiscal year ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the fiscal year ended December 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Bethesda CLO 2

On February 24, 2025, the Company completed a $529.6 million term debt securitization (the “Bethesda CLO 2”), a form of secured financing incurred by MFIC Bethesda CLO 2 LLC (the “Bethesda CLO 2 Issuer”), an indirect wholly owned, consolidated subsidiary of the Company. The notes offered by the Bethesda CLO 2 Issuer in connection with the Bethesda CLO 2 consist of $304.5 million of AAA(sf) Class A-1 Senior Secured Floating Rate Notes due 2037, which bear interest at the three-month SOFR plus 1.48%, $21.0 million of AAA(sf) Class A-2 Senior Secured Floating Rate Notes due 2037, which bear interest at three-month SOFR plus 1.70%, $31.5 million of AA(sf) Class B Senior Secured Floating Rate Notes due 2037, which bear interest at three-month SOFR plus 1.85%, $42 million of A(sf) Class C Senior Secured Floating Rate Notes due 2037, which bear interest at three-month SOFR plus 2.30%, $31.5 million of BBB-(sf) Class D Senior Secured Floating Rate Notes due 2037, which bear interest at three-month SOFR plus 3.75% and $99.1 million of Subordinated notes due 2125, which do not bear interest. The Bethesda CLO 2 is backed by a diversified portfolio of middle-market commercial loans, which the Bethesda CLO 2 Issuer purchased from the Company pursuant to a loan sale agreement entered into on the closing date of the Bethesda CLO 2 using the proceeds of the Bethesda CLO 2. The Company retained all Class D Notes and all Subordinated Notes and the proceeds from the Bethesda CLO 2 were used to repay borrowings under the Company’s Facility. The Company serves as collateral manager to the Bethesda CLO 2 Issuer, Citigroup Global Markets Inc. acted as initial purchaser and Apollo Global Securities, LLC acted as placement agent.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2025 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2024, and is incorporated herein by reference.

Item 11. Executive Compensation

Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2025 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2024, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2025 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2024, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2025 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2024, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2025 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2024, and is incorporated herein by reference.

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

3.1	Articles of Amendment and Restatement (7)
3.2	Sixth Amended and Restated Bylaws (8)
4.1	Form of Stock Certificate (5)
4.2	In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the Registrant have been omitted but will be furnished to the SEC upon request.
4.3	Indenture, dated as of October 9, 2012, between the Registrant and U.S. Bank National Association, as Trustee (9)
4.4	Fourth Supplemental Indenture, dated as of March 3, 2015, relating to the 5.250% Notes due 2025, between the Registrant and U.S. Bank National Association, as Trustee (10)
4.5	Form of 5.250% Notes due 2025 (contained in the Fourth Supplemental Indenture filed as Exhibit 4.4 hereto) (10)
4.6	Fifth Supplemental Indenture, dated July 16, 2021, relating to the 4.500% Notes due 2026, between the Registrant and U.S. Bank National Association, as Trustee (11)
4.7	Form of 4.500% Notes due 2026 (contained in the Fifth Supplemental Indenture filed as Exhibit 4.6 hereto) (11)
4.8	Sixth Supplemental Indenture, dated December 13, 2023, relating to the 8.00% Notes due 2028, between the Registrant and U.S. Bank Trust Company, National Association, as Trustee (12)
4.9	Form of 8.00% Notes due 2028 (contained in the Sixth Supplemental Indenture filed as Exhibit 4.8 hereto) (12)
4.10	Description of the Registrant’s Registered Securities (13)
10.1	Fourth Amended and Restated Investment Advisory Management Agreement between the Registrant and Apollo Investment Management, L.P. (14)
10.2	Second Amended and Restated Administration Agreement between the Registrant and Apollo Investment Administration, LLC (15)
10.3	Dividend Reinvestment Plan (16)
10.4	Custodian Agreement (17)
10.5	Amended and Restated Trademark License Agreement between the Registrant and Apollo Management Holdings, L.P., dated as of May 14, 2012 (18)
10.6	Form of Transfer Agency and Service Agreement (19)
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
10.14

Form of Equity Distribution Agreement, dated as of August 13, 2024, by and among MidCap Financial Investment Corporation, Apollo Investment Management, L.P., Apollo Investment Administration, LLC and the Sales Agent party thereto (3)

10.15

Amended and Restated Senior Secured Revolving Credit Agreement, dated as of October 17, 2024, by and among MidCap Financial Investment Corporation, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (4)

11.1	Computation of Per Share Earnings (included in the notes to the financial statements contained in this annual report)
12.1	Computation of Ratios (included in the notes to the financial statements contained in this annual report)
14.1	Amended and Restated Code of Ethics*
19.1	Insider Trading Policy*

21.1	Subsidiaries of the Registrant (included in the notes to the financial statements contained in this annual report)
23.1	Consent of Independent Registered Public Accounting Firm*
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
97.1	Clawback Policy (6)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document*
101.SHC	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)*

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
(5)
Incorporated by reference to Exhibit (d) to the Registrant’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on March 12, 2004.
(6)
Incorporated by reference to Exhibit 97.1 to the Registrant's Annual Report on Form 10-K, filed on February 26, 2024.
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
(25)
Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed on November 3, 2023.
(26)
Incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K, filed on November 3, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 25, 2025.

MIDCAP FINANCIAL INVESTMENT CORPORATION

By:	/s/ TANNER POWELL
Tanner Powell
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ TANNER POWELL	/s/ GREGORY W. HUNT
Tanner Powell	Gregory W. Hunt
Chief Executive Officer	Chief Financial Officer and Treasurer
(Principal Executive Officer)	(Principal Financial Officer and Principal Accounting Officer)
February 25, 2025	February 25, 2025

/s/ HOWARD WIDRA	/s/ R. RUDOLPH REINFRANK
Howard Widra	R. Rudolph Reinfrank
Executive Chairman of the Board of Directors, Director	Director
February 25, 2025	February 25, 2025

/s/ CARMENCITA WHONDER	/s/ BARBARA MATAS
Carmencita Whonder	Barbara Matas
Director	Director
February 25, 2025	February 25, 2025

/s/ ELLIOT STEIN, JR.	/s/ EMANUEL PEARLMAN
Elliot Stein, Jr.	Emanuel Pearlman
Director	Director
February 25, 2025	February 25, 2025

/s/ JOHN J. HANNAN
John J. Hannan
Director
February 25, 2025