Form 10-Q
period 2025-03-31
MidCap Financial Investment Corp
filed 2025-05-12
CIK 1278752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of May 9, 2025 was 93,303,622.

MIDCAP FINANCIAL INVESTMENT CORPORATION

PART I. FINANCIAL INFORMATION

In this report, the terms the “Company,” “MFIC,” “we,” “us,” and “our” refer to MidCap Financial Investment Corporation unless the context specifically states otherwise.

Item 1. Consolidated Financial Statements

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(In thousands, except share and per share data)

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost — $2,855,490 and $2,700,957, respectively)	$2,756,760	$2,605,329
Non-controlled/affiliated investments (cost — $176,063 and $142,686, respectively)	113,290	84,334
Controlled investments (cost — $326,224 and $333,754, respectively)	318,571	324,753
Cash and cash equivalents	83,703	74,357
Foreign currencies (cost — $1,367 and $1,487, respectively)	1,330	1,429
Receivable for investments sold	32,151	57,195
Interest receivable	25,346	19,289
Dividends receivable	459	709
Deferred financing costs	22,267	23,555
Unrealized appreciation on foreign currency forward contracts	33	—
Prepaid expenses and other assets	1,789	—
Total Assets	$3,355,699	$3,190,950

Liabilities
Debt	$1,935,242	$1,751,621
Payable for investments purchased	2,091	4,190
Management fees payable	6,061	6,247
Performance-based incentive fees payable	6,433	5,336
Interest payable	9,403	12,813
Accrued administrative services expense	—	60
Unrealized depreciation on foreign currency forward contracts	—	—
Other liabilities and accrued expenses	3,209	6,037
Total Liabilities	$1,962,439	$1,786,304
Commitments and contingencies (Note 9)
Net Assets	$1,393,260	$1,404,646

Net Assets
Common stock, $0.001 par value (130,000,000 shares authorized; 93,303,622 and 93,780,278 shares issued and outstanding, respectively)	$94	$94
Capital in excess of par value	2,652,015	2,658,090
Accumulated under-distributed (over-distributed) earnings	(1,258,849)	(1,253,538)
Net Assets	$1,393,260	$1,404,646

Net Asset Value Per Share	$14.93	$14.98

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Investment Income
Non-controlled/non-affiliated investments:
Interest income (excluding Payment-in-kind (“PIK”) interest income)	$69,302	$59,996
Dividend income	—	12
PIK interest income	3,170	1,995
Other income	324	1,708
Non-controlled/affiliated investments:
Interest income (excluding PIK interest income)	1,229	299
Dividend income	240	—
PIK interest income	351	34
Other income	—	—
Controlled investments:
Interest income (excluding PIK interest income)	4,072	4,287
Dividend income	—	—
PIK interest income	—	—
Other income	10	—
Total Investment Income	$78,698	$68,331
Expenses
Management fees	$6,061	$4,386
Performance-based incentive fees	6,433	6,038
Interest and other debt expenses	30,464	26,179
Administrative services expense	1,016	1,223
Other general and administrative expenses	1,248	2,129
Total expenses	45,222	39,955
Management and performance-based incentive fees waived	—	—
Performance-based incentive fee offset	—	—
Expense reimbursements	(806)	(168)
Net Expenses	$44,416	$39,787
Net Investment Income	$34,282	$28,544
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses):
Non-controlled/non-affiliated investments	$3,588	$(7,470)
Non-controlled/affiliated investments	(188)	—
Controlled investments	—	—
Foreign currency transactions	(313)	(618)
Net realized gains (losses)	3,087	(8,088)
Net change in unrealized gains (losses):
Non-controlled/non-affiliated investments	(6,088)	4,983
Non-controlled/affiliated investments	(1,509)	(2,341)
Controlled investments	1,348	1,613
Foreign currency forward contracts	24	—
Foreign currency translations	(814)	778
Net change in unrealized gains (losses)	(7,039)	5,033
Net Realized and Change in Unrealized Gains (Losses)	$(3,952)	$(3,055)
Net Increase (Decrease) in Net Assets Resulting from Operations	$30,330	$25,489
Earnings (Loss) Per Share — Basic	$0.32	$0.39

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

(In thousands, except share data)

	Three Months Ended March 31,
	2025	2024
Operations
Net investment income	$34,282	$28,544
Net realized gains (losses)	3,087	(8,088)
Net change in unrealized gains (losses)	(7,039)	5,033
Net Increase (Decrease) in Net Assets Resulting from Operations	$30,330	$25,489

Distributions to Stockholders
Distribution of net investment income	$(35,637)	$(24,798)
Net Decrease in Net Assets Resulting from Distributions to Stockholders	$(35,637)	$(24,798)

Capital Share Transactions
Net proceeds from the issuance of common stock	$—	$—
Repurchase of common stock	$(6,079)	$—
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	$(6,079)	$—

Net Assets
Net increase (decrease) in net assets during the period	$(11,386)	$691
Net assets at beginning of period	1,404,646	1,005,310
Net Assets at End of Period	$1,393,260	$1,006,001

Capital Share Activity
Shares issued during the period	—	—
Shares repurchased during the period	(476,656)	—
Shares issued and outstanding at beginning of period	93,780,278	65,253,275
Shares Issued and Outstanding at End of Period	93,303,622	65,253,275

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2025	2024
Operating Activities
Net increase (decrease) in net assets resulting from operations	$30,330	$25,489
Net realized (gains) losses	(3,087)	8,088
Net change in unrealized (gains) losses	7,063	(5,033)
Net amortization of premiums and accretion of discounts on investments	(1,863)	(1,936)
Accretion of discount on notes	429	623
Amortization of deferred financing costs	1,396	1,295
Increase in gains/(losses) from foreign currency transactions	(313)	(618)
PIK interest and dividends capitalized	(4,055)	(2,349)
Net unrealized (appreciation) depreciation on foreign currency forward contracts	(24)	—
Changes in operating assets and liabilities:
Purchases of investments	(394,120)	(151,447)
Proceeds from sales and repayments of investments	245,918	136,671
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable	(6,057)	467
Decrease (increase) in dividends receivable	250	868
Decrease (increase) in prepaid expenses and other assets	(1,789)	(1,589)
Increase (decrease) in management and performance-based incentive fees payable	911	(305)
Increase (decrease) in interest payable	(3,410)	(1,181)
Increase (decrease) in accrued administrative services expense	(60)	77
Increase (decrease) in other liabilities and accrued expenses	(2,828)	252
Net Cash Used in/Provided by Operating Activities	$(131,308)	$9,372
Financing Activities
Issuances of debt	$1,022,282	$82,300
Payments of debt	(840,000)	(139,371)
Financing costs paid and deferred	(33)	—
Repurchase of common stock	(6,079)	—
Distributions paid	(35,636)	(24,798)
Net Cash Used in/Provided by Financing Activities	$140,534	$(81,869)

Cash, Cash Equivalents and Foreign Currencies
Net increase (decrease) in cash, cash equivalents and foreign currencies during the period	$9,226	$(72,497)
Effect of foreign exchange rate changes on cash and cash equivalents	21	(19)
Cash, cash equivalents and foreign currencies at beginning of period	75,786	122,128
Cash, Cash Equivalents and Foreign Currencies at the End of Period	$85,033	$49,612

Supplemental Disclosure of Cash Flow Information
Cash interest paid	$32,129	$25,490

Supplemental Disclosure of Non-Cash Activity
PIK income	$3,521	$2,029

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
Aerospace & Defense
Sperry Acquisition, LLC
Sperry Acquisition, LLC	First Lien Secured Debt - Term Loan	SOFR+525, 0.75% Floor	02/03/31	$6,923	$6,821	$6,819	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 0.75% Floor	02/03/31	—	(14)	(14)	(8)(9)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+525, 0.75% Floor	02/03/31	—	(17)	(17)	(8)(9)(23)
Sperry Parent Holdings, L.P.	Common Equity - Common Stock	N/A	N/A	988 Shares	99	99	(9)(13)(24)
		Total Aerospace & Defense			$6,889	$6,887
Air Freight & Logistics
Primeflight
PrimeFlight Acquisition, LLC	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	05/01/29	$14,215	$14,066	$14,073	(9)(31)
	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	05/01/29	10,332	10,124	10,332	(9)(31)
		Total Air Freight & Logistics			$24,190	$24,405
Automobile Components
K&N Parent, Inc.
K&N Holdco, LLC	Common Equity - Common Stock	N/A	N/A	125,967 Shares	$23,718	$252	(13)
Truck-Lite Co., LLC
TL Lighting Holdings, LLC	Common Equity - Equity	N/A	N/A	350 Shares	350	976	(9)(13)
Truck-Lite Co., LLC	First Lien Secured Debt - Term Loan	SOFR+575, 0.75% Floor	02/13/31	2,442	2,407	2,421	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+575, 0.75% Floor	02/13/31	170	167	168	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+575, 0.75% Floor	02/13/30	18	14	15	(9)(20)(21)(23) (31)
					2,938	3,580
Universal Air Conditioner
Cool Acquisition Holdings, LP	Common Equity - Common Stock	N/A	N/A	137,931 Shares	138	142	(9)(13)(24)
Cool Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+475, 1.00% Floor	10/31/30	13,300	13,111	13,111	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 1.00% Floor	10/31/30	—	(21)	(43)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+475, 1.00% Floor	10/31/30	909	858	857	(9)(21)(23)(31)
					14,086	14,067
		Total Automobile Components			$40,742	$17,899
Beverages
Ronnoco Coffee
Ronnoco Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+450, 1.00% Floor	03/17/31	$5,328	$5,249	$5,248	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+450, 1.00% Floor	03/17/31	—	(32)	(33)	(8)(9)(21)(23)
	Common Equity - Common Stock	N/A	N/A	1,000 Shares	100	100	(9)(13)(24)
		Total Beverages			$5,317	$5,315

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
Biotechnology
Mannkind Corporation
Mannkind Corporation	Common Equity - Common Stock	N/A	N/A	34,226 Shares	$—	$172	(9)(10)(13)(17)
Partner Therapeutics, Inc
Partner Therapeutics, Inc	Preferred Equity - Preferred Equity	N/A	N/A	55,556 Shares	333	402	(9)(13)
	Warrants - Warrants			73	389	201	(9)(13)
					722	603
Rigel Pharmaceuticals
Rigel Pharmaceuticals, Inc.	First Lien Secured Debt - Term Loan	SOFR+661, 1.50% Floor	09/01/27	3,000	3,018	3,000	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+661, 1.50% Floor	09/01/27	15,000	14,983	15,000	(9)(30)
					18,001	18,000
		Total Biotechnology			$18,723	$18,775
Building Products
OmniMax International, LLC
Omnimax International, LLC	First Lien Secured Debt - Term Loan	SOFR+575, 1.00% Floor	12/06/30	$15,280	$14,987	$14,987	(9)(32)
	First Lien Secured Debt - Delayed Draw	SOFR+575, 1.00% Floor	12/06/30	4,720	4,628	4,629	(9)(32)
					19,615	19,616
RF Fager
R.F. Fager Company, LLC	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	03/04/30	928	910	912	(9)(32)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	03/04/30	—	(16)	(32)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	P+425	03/04/30	16	11	11	(9)(21)(23)(28)
					905	891
		Total Building Products			$20,520	$20,507
Chemicals
Aspen Aerogels, Inc.
Aspen Aerogels, Inc.	First Lien Secured Debt - Term Loan	SOFR+450, 4.50% Floor	08/19/29	$22,310	$21,908	$22,087	(9)(17)(30)
	First Lien Secured Debt - Revolver	SOFR+460, 2.50% Floor	08/19/29	37	37	37	(9)(17)(21)(23) (30)
					21,945	22,124
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I LLC)
Carbonfree Chemicals Holdings LLC (4)	Common Equity - Common Equity / Interest	N/A	N/A	1,246 Shares	56,505	18,824	(13)(16)(24)
FC2 LLC (4)	Common Equity - Common Stock	N/A	N/A	5 Shares	—	—	(13)(24)
	First Lien Secured Debt - Promissory Note	6.50%	10/14/27	12,500	12,500	12,463
					69,005	31,287

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
Heubach
Heubach Holdings USA LLC	First Lien Secured Debt - Term Loan	10.00%	04/30/24	478	83	239	(14)(17)(18)
SK Neptune Husky Group Sarl (Luxembourg Investment Company 428 S.a r.l.)	First Lien Secured Debt - Term Loan	7.00%	01/03/29	9,438	—	—	(14)(17)
					83	239
Meristem Crop Performance
Lunar Buyer, LLC	First Lien Secured Debt - Term Loan	SOFR+550, 0.75% Floor	10/03/30	9,068	8,899	8,887	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+550, 0.75% Floor	10/03/30	—	(63)	(136)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+550, 0.75% Floor	10/03/30	1,455	1,379	1,373	(9)(21)(23)(30)
					10,215	10,124
W.R. Grace
W.R. Grace Holdings LLC	First Lien Secured Debt - Corporate Bond	4.88%	06/15/27	2,000	1,948	1,935	(10)
		Total Chemicals			$103,196	$65,709
Commercial Services & Supplies
Ambrosia Buyer Corp.
Ambrosia Buyer Corp.	Common Equity - Common Stock	N/A	N/A	152,029 Shares	$11,961	$—	(13)(24)
	Unsecured Debt - Term Loan	11% PIK	12/15/31	373	2,672	88	(14)
	Warrants - Warrants			59	576	-
					15,209	88
Atlas Technical Consultants
GI Apple Midco LLC	First Lien Secured Debt - Term Loan	SOFR+675, 1.00% Floor	04/19/30	7,537	7,447	7,537	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+675, 1.00% Floor	04/19/30	86	68	86	(9)(21)(23)(30)
	First Lien Secured Debt - Revolver	SOFR+675, 1.00% Floor	04/19/29	317	306	317	(9)(20)(21)(23) (30)
					7,821	7,940
Best Trash
Bingo Group Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	07/10/31	6,992	6,911	6,939	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	07/10/31	—	(12)	(16)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	07/10/31	25	16	19	(9)(21)(23)(31)
					6,915	6,942
Core Roofing
CRS Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	06/06/30	1,913	1,879	1,889	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	06/06/30	—	(62)	(88)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	06/06/30	—	(16)	(12)	(8)(9)(20)(21) (23)
					1,801	1,789

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
CoreTrust
Coretrust Purchasing Group LLC (HPG Enterprises LLC)	First Lien Secured Debt - Term Loan	SOFR+525, 0.75% Floor	10/01/29	5,359	5,311	5,306	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 0.75% Floor	10/01/29	—	(10)	(12)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 0.75% Floor	10/01/29	—	(6)	(7)	(8)(9)(21)(23)
					5,295	5,287
Flatworld Solutions
Flatworld Intermediate Corp	First Lien Secured Debt - Term Loan	SOFR+550, 1.50% Floor	03/25/30	10,000	9,801	9,800	(9)(30)
Health & Safety Institute
HSI Halo Holdings, LLC	Common Equity - Common Stock	N/A	N/A	1,010 Shares	46	1,829	(9)(13)
Heritage Environmental Services
Heritage Environmental Services, Inc.	First Lien Secured Debt - Term Loan	SOFR+525, 0.75% Floor	01/31/31	1,745	1,741	1,758	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+550, 4.50% Floor	01/31/30	—	(1)	—	(9)(20)(21)(23)
					1,740	1,758
HMA
Health Management Associates Superholdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+635, 1.00% Floor	03/30/29	3,897	3,814	3,877	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+635, 1.00% Floor	03/30/29	507	492	503	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+635, 1.00% Floor	03/30/29	121	115	119	(9)(20)(21)(23) (31)
					4,421	4,499
IronClad
Ironhorse Purchaser, LLC	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	09/30/27	3,029	2,987	2,968	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	09/30/27	—	(19)	(29)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	09/30/27	72	66	63	(9)(20)(21)(23) (30)
					3,034	3,002
IRP
Precision Refrigeration & Air Conditioning LLC	First Lien Secured Debt - Term Loan	SOFR+690, 1.00% Floor	03/08/28	10,933	10,791	10,661	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+690, 1.00% Floor	03/08/28	4,937	4,871	4,814	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+690, 1.00% Floor	03/08/28	1,932	1,913	1,875	(9)(21)(23)(31)
SMC IR Holdings, LLC	Common Equity - Common Stock	N/A	N/A	158 Shares	183	209	(9)(13)
					17,758	17,559
Jones & Frank
JF Acquisition, LLC	First Lien Secured Debt - Term Loan	SOFR+560, 1.00% Floor	07/31/26	7,710	7,688	7,702	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+560, 1.00% Floor	07/31/26	5,087	5,071	5,082	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+560, 1.00% Floor	07/31/26	879	873	877	(9)(23)(31)
					13,632	13,661

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
Mariani
CI (MG) GROUP, LLC	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	03/27/30	18,973	18,689	18,688	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+550, 1.00% Floor	03/27/30	—	(67)	(67)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+550, 1.00% Floor	03/27/30	—	(30)	(30)	(8)(9)(21)(23) (31)
					18,592	18,591
SafetyCo
HEF Safety Ultimate Holdings, LLC	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	11/19/29	7,406	7,253	7,431	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	11/19/29	—	(53)	—	(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	11/17/29	710	680	712	(9)(21)(23)(31)
					7,880	8,143
SEER
GS SEER Group Borrower LLC	First Lien Secured Debt - Term Loan	SOFR+675, 1.00% Floor	04/29/30	3,200	3,123	3,168	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+675, 1.00% Floor	04/29/30	948	917	934	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+675, 1.00% Floor	04/30/29	—	(8)	(4)	(8)(9)(21)(23)
GS SEER Group Holdings, LLC	Common Equity - Common Stock	N/A	N/A	42 Shares	42	47	(9)(13)
					4,074	4,145
Smith System
Smith Topco, Inc.	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	11/06/29	8,761	8,601	8,630	(9)(32)
	First Lien Secured Debt - Term Loan	SOFR+475, 1.00% Floor	11/06/29	837	824	824	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	11/06/29	—	(20)	(17)	(8)(9)(21)(23)
					9,405	9,437
Vixxo
Vixxo Corporation	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	08/01/30	3,741	3,688	3,694	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	08/01/30	—	(8)	(16)	(8)(9)(21)(23)
					3,680	3,678
		Total Commercial Services & Supplies			$131,104	$118,148
Communications Equipment
Congruex
Congruex Group LLC	First Lien Secured Debt - Term Loan	SOFR+665, 1.50% Floor	05/03/29	$15,104	$14,879	$13,011	(9)(10)(31)
MCA
Mobile Communications America, Inc.	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	10/16/29	2,469	2,418	2,463	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+550, 1.00% Floor	10/16/29	2,475	2,387	2,454	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+550, 1.00% Floor	10/16/29	—	(26)	(3)	(8)(9)(21)(23)
					4,779	4,914

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
Mitel Networks
MLN US Holdco LLC	First Lien Secured Debt - Term Loan	SOFR+800, 1.00% Floor	07/03/25	878	768	760	(17)(30)
	First Lien Secured Debt - Term Loan	14.94%	10/18/27	606	509	46	(14)(17)
	Second Lien Secured Debt - Term Loan	15.20%	10/18/27	6,092	2,912	34	(14)(17)
					4,189	840
Sorenson Holdings, LLC
Sorenson Holdings, LLC	First Lien Secured Debt - Term Loan	8.00% PIK	04/01/30	247	197	204
	First Lien Secured Debt - Term Loan	10.00% PIK	04/01/30	60	54	55
	Common Equity - Membership Interests	N/A	N/A	279 Shares	108	118	(13)
					359	377
		Total Communications Equipment			$24,206	$19,142
Construction & Engineering
Accelevation, LLC
Accelevation LLC	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	01/02/31	$9,231	$9,097	$9,092	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 0.75% Floor	01/02/31	—	(25)	(26)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+500, 0.75% Floor	01/02/31	286	253	252	(9)(21)(23)(30)
					9,325	9,318
Allstar Holdings
Athlete Buyer, LLC	First Lien Secured Debt - Term Loan	SOFR+585, 1.00% Floor	04/26/30	1,922	1,886	1,898	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+585, 1.00% Floor	04/26/29	20,317	19,901	20,062	(9)(21)(23)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+585, 1.00% Floor	04/26/30	3,334	3,259	3,292	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+585, 1.00% Floor	04/26/29	3,201	3,123	3,135	(9)(21)(23)(31)
					28,169	28,387
American Restoration
American Restoration Holdings, LLC	First Lien Secured Debt - Term Loan	SOFR+510, 1.00% Floor	07/24/30	6,447	6,327	6,383	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+510, 1.00% Floor	07/24/30	6,948	6,822	6,781	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+510, 1.00% Floor	07/24/30	713	681	695	(9)(21)(23)(31)
					13,830	13,859
Kauffman
Kauffman Holdco, LLC	Common Equity - Common Stock	N/A	N/A	250,000 Shares	250	35	(9)(13)
Kauffman Intermediate, LLC	First Lien Secured Debt - Term Loan	SOFR+660, 1.00% Floor	05/08/26	16,743	16,723	15,838	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+660, 1.00% Floor	05/08/26	1,278	1,259	1,208	(9)(21)(23)(31)
					18,232	17,081

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
Pave America
Pave America Interco, LLC (f/k/a Pavement Partners Interco, LLC)	First Lien Secured Debt - Term Loan	SOFR+565, 1.00% Floor	02/07/29	11,846	11,614	11,669	(9)(31)
	First Lien Secured Debt - Term Loan	SOFR+565, 1.00% Floor	02/07/29	3,378	3,294	3,327	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+565, 1.00% Floor	02/07/29	1,546	1,486	1,459	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+565, 1.00% Floor	02/07/29	1,040	992	998	(9)(21)(23)(31)
					17,386	17,453
Pavement Preservation
Pavement Preservation Acquisition, LLC	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	08/09/30	8,971	8,802	8,791	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	08/09/30	2,155	2,115	2,112	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	08/09/30	—	(23)	(26)	(8)(9)(21)(23)
					10,894	10,877
Renovo
HomeRenew Buyer, Inc.	First Lien Secured Debt - Term Loan	8.65%	11/23/27	9,380	8,177	3,564	(9)(14)(31)
	First Lien Secured Debt - Term Loan	SOFR+900, 2.50% Floor	04/14/25	1,320	1,287	1,287	(9)(30)
	First Lien Secured Debt - Delayed Draw	8.65%	11/23/27	8,261	7,198	3,139	(9)(14)(31)
	First Lien Secured Debt - Revolver	6.65%	11/23/27	2,233	1,975	848	(9)(14)(23)(30)
					18,637	8,838
Traffic Management Solutions, LLC
Traffic Management Solutions, LLC	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	11/26/30	7,360	7,255	7,253	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	11/26/30	3,264	3,213	3,214	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	11/26/30	—	(21)	(21)	(8)(9)(21)(23)
					10,447	10,446
Trench Plate
Trench Plate Rental Co.	First Lien Secured Debt - Term Loan	SOFR+560, 1.00% Floor	12/03/28	17,682	17,537	17,505	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+560, 1.00% Floor	12/03/28	1,645	1,632	1,627	(9)(20)(21)(23) (31)
Trench Safety Solutions Holdings, LLC	Common Equity - Common Stock	N/A	N/A	331 Shares	50	43	(9)(13)
					19,219	19,175
		Total Construction & Engineering			$146,139	$135,434

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
Consumer Staples Distribution & Retail
3D Protein
Protein For Pets Opco, LLC	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	09/20/30	$8,539	$8,393	$8,390	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	09/20/30	—	(15)	(16)	(8)(9)(21)
					8,378	8,374
Turkey Hill
IC Holdings LLC	Common Equity - Series A Units	N/A	N/A	169 Shares	169	—	(9)(13)
THLP CO. LLC	First Lien Secured Debt - Term Loan	SOFR+600, 1.00% Floor	01/31/27	20,512	20,450	20,307	(9)(31)
	First Lien Secured Debt - Term Loan	SOFR+600, 1.00% Floor	01/31/27	5,646	5,642	5,590	(9)(31)
	First Lien Secured Debt - Term Loan	SOFR+600, 1.00% Floor	01/31/27	1,450	1,448	1,450	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	01/31/27	2,480	2,478	2,435	(9)(21)(23)(31)
					30,187	29,782
		Total Consumer Staples Distribution & Retail			$38,565	$38,156
Containers & Packaging
Berry Tapes & Adhesives
Vybond Buyer, LLC	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	02/03/32	$17,334	$17,077	$17,074	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 0.75% Floor	02/03/32	—	(32)	(33)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+500, 0.75% Floor	02/03/32	—	(48)	(49)	(8)(9)(21)(23)
					16,997	16,992
MSI Express, Inc.
NCP-MSI Buyer	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	03/24/31	5,833	5,761	5,760	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 0.75% Floor	03/24/31	—	(9)	(9)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+375, 0.75% Floor	03/24/31	689	655	655	(9)(21)(23)(31)
					6,407	6,406
Truvant
NPPI Buyer, LLC	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	08/20/29	21,995	21,691	21,720	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	08/20/29		(31)	(59)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	08/20/29	474	432	434	(9)(21)(23)(30)
					22,092	22,095
		Total Containers & Packaging			$45,496	$45,493

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
Diversified Consumer Services
Accelerate Learning
Eagle Purchaser, Inc.	First Lien Secured Debt - Term Loan	SOFR+675, 1.00% Floor	03/22/30	$3,353	$3,276	$3,302	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+675, 1.00% Floor	03/22/30	468	461	461	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+675, 1.00% Floor	03/22/29	658	644	646	(9)(23)(30)(31)
					4,381	4,409
Clarus Commerce
Marlin DTC-LS Midco 2, LLC	First Lien Secured Debt - Term Loan	SOFR+660, 1.00% Floor	07/01/25	21,078	21,040	21,078	(31)
	First Lien Secured Debt - Revolver	SOFR+660, 1.00% Floor	07/01/25	—	(1)	-	(21)(23)
					21,039	21,078
Club Car Wash
Club Car Wash Operating, LLC	First Lien Secured Debt - Term Loan	SOFR+565, 1.00% Floor	06/16/27	12,463	12,370	12,363	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+565, 1.00% Floor	06/16/27	20,052	19,800	19,857	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+565, 1.00% Floor	06/16/27	1,625	1,612	1,612	(9)(23)(31)
					33,782	33,832
Excelligence
Excelligence Learning Corporation	First Lien Secured Debt - Term Loan	SOFR+575, 1.00% Floor	01/18/30	15,379	15,093	15,225	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+575, 1.00% Floor	01/18/30	1,356	1,312	1,332	(9)(20)(21) (23)(28)(31)
					16,405	16,557
Gateway Services
Gateway US Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	09/22/28	10,225	10,188	10,174	(9)(31)
	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	09/22/28	2,349	2,342	2,337	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 0.75% Floor	09/22/28	533	532	531	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 0.75% Floor	09/22/28	—	(8)	(5)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+475, 0.75% Floor	09/22/28	—	(1)	(2)	(8)(9)(21)(23)
					13,053	13,035
Go Car Wash
Go Car Wash Management Corp.	First Lien Secured Debt - Term Loan	SOFR+585, 1.00% Floor	12/31/26	1,596	1,587	1,559	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+585, 1.00% Floor	12/31/26	9,294	9,228	9,079	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+585, 1.00% Floor	12/31/26	—	—	(10)	(8)(9)(21)(23)
					10,815	10,628
Legacy.com
Lotus Topco Inc.	First Lien Secured Debt - Term Loan	SOFR+475, 1.00% Floor	06/07/30	2,919	2,880	2,883	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 1.00% Floor	06/07/30	—	(10)	(18)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+475, 1.00% Floor	06/07/30	—	(8)	(7)	(8)(9)(21)(23)
					2,862	2,858

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
Regis
Regis Corporation	First Lien Secured Debt - Term Loan	SOFR+450, 2.50% Floor	06/24/29	6,907	6,784	6,782	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+450, 2.50% Floor	06/24/29	721	650	646	(9)(20)(21)(23) (31)
					7,434	7,428
SEV
SEV Intermediate Holdco, LLC	First Lien Secured Debt - Term Loan	SOFR+525, 0.75% Floor	06/21/30	8,271	8,133	8,126	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+525, 0.75% Floor	06/21/30	467	440	438	(9)(21)(23) (31)(32)
					8,573	8,564
Team Car Wash
TCW Midco LLC	First Lien Secured Debt - Term Loan	SOFR+575, 1.00% Floor	10/22/29	4,988	4,941	4,938	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+575, 1.00% Floor	10/22/29	1,167	1,128	1,125	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+575, 1.00% Floor	10/22/29	—	(8)	(8)	(8)(9)(21)(23)
					6,061	6,055
Ultra Clean Newco
Ultra Clean Holdco LLC	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	07/01/30	2,481	2,442	2,444	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	07/01/30	5,519	5,388	5,353	(9)(21)(23)(30) (31)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	07/01/30	—	(22)	(21)	(8)(9)(21)(23)
					7,808	7,776
US Legal Support
US Legal Support Investment Holdings, LLC	Common Equity - Series A-1 Units	N/A	N/A	631,972 Shares	632	1,125	(9)(13)
USLS Acquisition, Inc.	First Lien Secured Debt - Term Loan	SOFR+590, 1.00% Floor	05/31/26	28,296	28,173	28,183	(9)(31)(32)
	First Lien Secured Debt - Delayed Draw	SOFR+590, 1.00% Floor	05/31/26	5,555	5,526	5,529	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+590, 1.00% Floor	05/31/26	844	836	839	(9)(20)(21)(23) (30)(31)
					35,167	35,676
Village Pet Care
Village Pet Care, LLC	First Lien Secured Debt - Term Loan	SOFR+650, 1.00% Floor	09/22/29	1,500	1,476	1,485	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+650, 1.00% Floor	09/22/29	950	909	900	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+650, 1.00% Floor	09/22/29	803	788	793	(9)(21)(23)(31)
					3,173	3,178
Wilson Language Training
Owl Acquisition, LLC	First Lien Secured Debt - Term Loan	SOFR+535, 1.00% Floor	02/04/28	9,628	9,517	9,604	(9)(30)
Owl Parent Holdings, LLC	Common Equity - Common Stock	N/A	N/A	100 Shares	100	187	(9)(13)
					9,617	9,791
		Total Diversified Consumer Services			$180,170	$180,865

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
Diversified Telecommunication Services
Cablevision Systems
CSC Holdings, LLC	First Lien Secured Debt - Term Loan	SOFR+450, 0.00% Floor	01/18/28	$981	$954	$950	(10)(17)(30)
	First Lien Secured Debt - Revolver	SOFR+235, 0.00% Floor	07/13/27	81	64	74	(17)(23)(30)
	Unsecured Debt - Corporate Bond	4.13%	12/01/30	2,000	1,426	1,457	(10)(17)
		Total Diversified Telecommunication Services			$2,444	$2,481
Electric Utilities
Dynagrid
Megavolt Borrower, LLC	First Lien Secured Debt - Term Loan	SOFR+475, 1.00% Floor	02/13/32	$4,167	$4,084	$4,083	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+475, 1.00% Floor	02/13/31	200	196	183	(9)(21)(23)(30) (31)
		Total Electric Utilities			$4,280	$4,266
Electrical Equipment
International Wire Group
IW Buyer LLC	First Lien Secured Debt - Term Loan	SOFR+510, 1.00% Floor	06/28/29	$2,463	$2,418	$2,450	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+510, 1.00% Floor	06/28/29	—	(8)	(2)	(8)(9)(20)(21) (23)
					2,410	2,448
US MetalCo Holdings
US MetalCo Holdings LLC	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	10/31/29	13,577	13,319	13,441	(9)((31)
	First Lien Secured Debt - Revolver	SOFR+550, 1.00% Floor	10/31/29	—	(25)	(13)	(8)(9)(21)(23)
					13,294	13,428
		Total Electrical Equipment			$15,704	$15,876
Electronic Equipment, Instruments & Components
AVAD, LLC
Surf Opco, LLC (4)	First Lien Secured Debt - Term Loan	SOFR+411, 1.00% Floor	09/10/26	$9,633	$14,612	$9,581	(9)(16)(30)
	First Lien Secured Debt - Revolver	SOFR+411, 1.00% Floor	09/10/26	16,472	16,472	16,381	(9)(16)(21)(23) (30)
	Preferred Equity - Class P-1 Preferred	N/A	N/A	13,195 Shares	1,713	2,633	(9)(13)(16)(24)
	Common Equity - Class A-1 Common	N/A	N/A	5,000 Shares	—	95	(9)(13)(16)(24)
					32,797	28,690
Pro Vigil
Pro-Vigil Holding Company, LLC	First Lien Secured Debt - Term Loan	SOFR+860, 1.00% Floor	01/11/26	7,680	7,636	7,568	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+860, 1.00% Floor	01/11/26	20,434	20,290	20,113	(9)(21)(23)(31)
					27,926	27,681
		Total Electronic Equipment, Instruments & Components			$60,723	$56,371

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)		Cost (37)	Fair Value (1)(38)
Energy Equipment & Services
Camin Cargo
Camin Cargo Control Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	12/07/29		$988	$969	$980	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+550, 1.00% Floor	12/07/29		—	(25)	(24)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+550, 1.00% Floor	12/07/29		763	745	758	(9)(21)(23)(28) (30)(31)
						1,689	1,714
Generator Buyer, Inc.
Generator Buyer, Inc.	First Lien Secured Debt - Term Loan	CORRA+525, 0.75% Floor	07/22/30	C$	16,045	12,532	12,213	(9)(17)(31)(33)
	First Lien Secured Debt - Delayed Draw	CORRA+525, 0.75% Floor	07/22/30	C$	415	287	258	(9)(17)(21)(23) (33)
	First Lien Secured Debt - Revolver	CORRA+525, 0.75% Floor	07/22/30	C$	—	(20)	(15)	(8)(9)(17)(21) (23)
						12,799	12,456
		Total Energy Equipment & Services				$14,488	$14,170
Entertainment
DHX
WildBrain Ltd.	First Lien Secured Debt - Term Loan	SOFR+600, 1.00% Floor	07/23/29		$13,325	$13,082	$13,092	(9)(17)(31)
	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	07/23/29		72	47	47	(9)(17)(21)(23) (31)
		Total Entertainment				$13,129	$13,139
Financial Services
AML Rightsource
Gabriel Partners, LLC	First Lien Secured Debt - Term Loan	SOFR+640, 1.00% Floor	09/21/26		$29,878	$29,684	$29,129	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+640, 1.00% Floor	09/21/26		1,267	1,258	1,235	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+640, 1.00% Floor	09/21/26		664	658	647	(9)(21)(23)(31)
						31,600	31,011
Basswood Park CLO Ltd
Basswood Park CLO Ltd 2021-1	Asset Backed Security - CLO Debt		04/20/34		2,000	2,010	1,971	(10)(17)
Celink
Compu-Link Corporation (dba Celink)	First Lien Secured Debt - Term Loan	SOFR+610, 1.00% Floor	11/30/29		16,268	15,935	16,136	(9)(30)
Peer Advisors, LLC	First Lien Secured Debt - Term Loan	SOFR+610, 1.00% Floor	11/30/29		3,912	3,906	3,880	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+610, 1.00% Floor	11/30/29		—	(3)	(23)	(8)(9)(21)(23)
						19,838	19,993
Churchill Middle Market CLO Lt
Churchill Middle Market CLO Ltd 2021-1	Asset Backed Security - CLO Debt		10/24/33		4,000	4,000	4,002	(10)(17)

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
Definiti LLC
Greylock Holdings LLC	Common Equity - Common Stock	N/A	N/A	100,000 Shares	100	117	(9)(13)
RHI Acquisition LLC	First Lien Secured Debt - Term Loan	SOFR+575, 1.00% Floor	03/16/29	5,970	5,836	5,880	(9)(32)
	First Lien Secured Debt - Delayed Draw	SOFR+575, 1.00% Floor	03/16/29	1,299	1,258	1,252	(9)(21)(23)(32)
	First Lien Secured Debt - Revolver	SOFR+575, 1.00% Floor	03/16/29	—	(13)	(10)	(8)(9)(21)(23)
					7,181	7,239
Fortress Credit BSL Limited
Fortress Credit BSL Limited 2021-3	Asset Backed Security - CLO Debt		07/20/34	3,000	3,000	2,963	(10)(17)
Fortress Credit Opportunities
Fortress Credit Opportunities CLO LLC 2024-25	Asset Backed Security - CLO Debt		01/15/37	4,000	4,000	3,974	(10)(17)
Golden Bear
Golden Bear 2016-R, LLC (4)	Structured Products and Other - Membership Interests	N/A	09/20/42	N/A	14,680	8,854	(3)(17)
Golub Capital Partners CLO, LT
Golub Capital Partners CLO, LTD 2021-55	Asset Backed Security - CLO Debt		07/20/34	2,000	2,016	1,983	(10)(17)
Insight XI Aggregator, L.P.
Insight XI Aggregator, L.P.	First Lien Secured Debt - Term Loan	SOFR+325, 0.00% Floor	08/28/25	2,193	2,193	2,193	(9)(17)(31)
Lending Point
LendingPoint 2018-1 Funding Trust	First Lien Secured Debt - Term Loan	SOFR+100 Cash plus 4.00% PIK, 1.00% Floor	12/31/27	37,524	37,163	37,374	(9)(31)
LendingPoint LLC	First Lien Secured Debt - Term Loan	0.00%	12/30/26	2,685	2,685	2,685	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+300, 1.00% Floor	12/31/27	4,929	4,929	4,929	(9)(21)(23)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	12/31/27	—	—	(3)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+300, 1.00% Floor	12/31/27	2,068	2,068	2,068	(9)(21)(23)(31)
					46,845	47,053
Nexity
Evoriel	First Lien Secured Debt - Term Loan	EURIBOR+525, 0.00% Floor	04/02/31	€2,283	2,440	2,457	(9)(17)(34)
	First Lien Secured Debt - Delayed Draw	EURIBOR+525, 0.00% Floor	04/02/31	€391	403	417	(9)(17)(21)(23) (34)
					2,843	2,874
Origami Opportunities Fund III
Origami Opportunities Fund III, L.P.	First Lien Secured Debt - Term Loan	SOFR+625, 2.00% Floor	10/25/27	6,647	6,561	6,548	(9)(17)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+625, 2.00% Floor	10/25/27	390	347	340	(9)(17)(21)(23) (31)
					6,908	6,888
PMA
PMA Parent Holdings, LLC	First Lien Secured Debt - Term Loan	SOFR+525, 0.75% Floor	01/31/31	14,013	13,873	13,873	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+525, 0.75% Floor	01/31/31	—	(10)	(10)	(8)(9)(21)(23)
					13,863	13,863

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
Purchasing Power, LLC
Purchasing Power Funding I, LLC	First Lien Secured Debt - Revolver	SOFR+710, 0.00% Floor	02/26/27	3,220	3,220	3,220	(9)(21)(23)(30)
Renew Financial LLC (f/k/a Renewable Funding, LLC)
AIC SPV Holdings II, LLC	Preferred Equity - Preferred Stock	N/A	N/A	142 Shares	534	194	(13)(15)(17)
Renew Financial LLC (f/k/a Renewable Funding, LLC)	Common Equity - Common Stock	N/A	N/A	1,368,286 Shares	16,813	55	(13)(17)
Renew JV LLC	Common Equity - Membership Interests	N/A	N/A	213,064 Shares	213	374	(13)(17)
					17,560	623
Stretto
Stretto, Inc.	First Lien Secured Debt - Term Loan	SOFR+600, 1.00% Floor	10/13/28	11,194	11,146	11,194	(9)(31)
US Auto
Auto Pool 2023 Trust (Del. Stat. Trust) (4)	Structured Products and Other - Membership Interests	N/A	02/28/29	N/A	21,785	14,638	(9)(25)
		Total Financial Services			$214,688	$184,536
Food Products
Berner Foods
Berner Food & Beverage, LLC	First Lien Secured Debt - Term Loan	SOFR+565, 1.00% Floor	07/30/27	$34,214	$33,862	$33,701	(9)(31)
	First Lien Secured Debt - Revolver	P+450	07/30/26	807	788	756	(9)(21)(23)(28)
					34,650	34,457
Bolthouse Farms
Wm. Bolthouse Farms, Inc.	Common Equity - Equity Interests	N/A	N/A	1,086,122 Shares	1,147	1,108	(13)
Hive
FCP-Hive Holdings, LLC	Preferred Equity - Preferred Equity	N/A	N/A	589 Shares	448	295	(9)(13)
	Common Equity - Common Stock	N/A	N/A	589 Shares	3	—	(9)(13)
Hive Intermediate, LLC	First Lien Secured Debt - Term Loan	SOFR+610, 1.00% Floor	09/22/27	14,126	13,999	14,056	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+610, 1.00% Floor	09/22/27	843	824	832	(9)(21)(23)(30)
					15,274	15,183
Jacent
Jacent Strategic Merchandising	First Lien Secured Debt - Term Loan	SOFR+585 Cash plus 0.75% PIK, 1.00% Floor	10/23/25	22,192	22,191	22,088	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+660, 1.00% Floor	10/23/25	1,564	1,561	1,550	(9)(23)(30)
	Common Equity - Common Stock	N/A	N/A	5,000 Shares	500	235	(9)(13)
JSM Equity Investors, L.P.	Preferred Equity - Class P Partnership Units	N/A	N/A	11 Shares	11	1	(9)(13)
					24,263	23,874
Nutpods
Green Grass Foods, Inc.	First Lien Secured Debt - Term Loan	SOFR+625, 1.00% Floor	12/26/29	3,703	3,641	3,694	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+650, 1.00% Floor	12/26/29	—	(20)	(3)	(8)(9)(21)(23)
Nutpods Holdings, Inc.	Common Equity - Common Stock	N/A	N/A	125 Shares	125	139	(9)(13)
					3,746	3,830

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
Patriot Pickle
Patriot Foods Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	12/24/29	247	242	244	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	12/24/29	—	(4)	(5)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	12/24/29	—	(4)	(2)	(8)(9)(21)(23)
					234	237
		Total Food Products			$79,314	$78,689
Ground Transportation
Beacon Mobility
Beacon Mobility Corp.	First Lien Secured Debt - Term Loan	SOFR+635, 1.00% Floor	12/31/25	$12,729	$12,707	$12,696	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+635, 1.00% Floor	12/31/25	23,758	23,810	23,696	(9)(30)
	First Lien Secured Debt - Revolver	P+525	12/31/25	780	765	770	(9)(20)(21)(23) (28)
	First Lien Secured Debt - Revolver	4.10%	12/31/25	—	—	—	(9)(23)
					37,282	37,162
Bird Rides
Blue Jay Transit Inc. (4)	First Lien Secured Debt - Term Loan	SOFR+300 Cash plus 7.00% PIK, 1.00% Floor	03/22/28	20,142	19,896	20,142	(9)(30)
	First Lien Secured Debt - Term Loan	SOFR+300 Cash plus 7.00% PIK, 1.00% Floor	09/30/25	2,525	2,525	2,525	(9)(30)
Third Lane Mobility Inc. (4)	Common Equity - Common Stock	N/A	N/A	5,012,171 Shares	722	714	(9)(13)(24)
	Warrants - Warrants			533	—	14
					23,143	23,395
Boasso
Channelside AcquisitionCo, Inc. (fka Gruden Acquisition, Inc.)	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	06/30/28	3,533	3,526	3,525	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 0.75% Floor	06/30/28	—	—	—	(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+475, 0.75% Floor	07/01/26	—	(1)	(1)	(8)(9)(20)(21) (23)
					3,525	3,524
Heniff and Superior
Heniff Holdco, LLC	First Lien Secured Debt - Term Loan	SOFR+585, 1.00% Floor	12/03/26	29,055	28,881	28,837	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+585, 1.00% Floor	12/03/26	3,369	3,362	3,340	(9)(21)(23)(30)
					32,243	32,177
Olympus Terminals
Olympus Terminals Holdco II LLC	First Lien Secured Debt - Term Loan	SOFR+525, 0.75% Floor	12/17/30	18,581	18,220	18,224	(9)((31)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 0.75% Floor	12/17/30	—	(66)	(66)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 0.75% Floor	12/17/30	—	(57)	(56)	(8)(9)(21)(23)
					18,097	18,102
		Total Ground Transportation			$114,290	$114,360

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
Health Care Equipment & Supplies
Carestream Health
Carestream Health Holdings, Inc.	Common Equity - Common Stock	N/A	N/A	173,887 Shares	$1,426	$1,443	(13)(17)(24)
Carestream Health, Inc.	First Lien Secured Debt - Term Loan	SOFR+750, 1.00% Floor	09/30/27	165	151	114	(10)(17)(31)
					1,577	1,557
Cerus
Cerus Corporation	First Lien Secured Debt - Term Loan	SOFR+660, 1.80% Floor	03/01/28	12,000	11,979	12,000	(9)(17)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+660, 1.80% Floor	03/01/28	4,500	4,492	4,500	(9)(17)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+660, 1.00% Floor	03/01/28	3,000	2,981	3,000	(9)(17)(23)(30)
	First Lien Secured Debt - Revolver	SOFR+385 Cash plus 1.00% PIK, 1.00% Floor	03/01/28	1,097	1,096	1,097	(9)(17)(21)(23) (30)
					20,548	20,597
Compass Health
Roscoe Medical, Inc	First Lien Secured Debt - Term Loan	SOFR+636, 1.00% Floor	04/11/25	7,372	7,291	7,299	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+636, 1.00% Floor	04/11/25	492	483	483	(9)(21)(23)(28)
					7,774	7,782
Dr. Scholl's
DRS Holdings III, Inc.	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	11/01/28	24,517	24,394	24,394	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	11/01/28	—	(7)	(7)	(8)(9)(21)(23)
					24,387	24,387
Medical Guardian
Medical Guardian, LLC	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	04/26/28	30,982	30,776	30,982	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	04/26/28	4,726	4,681	4,726	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	04/26/28	—	(22)	—	(9)(21)(23)
					35,435	35,708
Natus Sensory
Natus Sensory, Inc.	First Lien Secured Debt - Term Loan	SOFR+525, 0.75% Floor	01/07/31	10,680	10,524	10,520	(9)(31)
	First Lien Secured Debt - Term Loan	EURIBOR+525, 0.00% Floor	01/07/31	€2,569	2,618	2,736	(9)(34)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 0.75% Floor	01/07/31	—	(20)	(21)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 0.75% Floor	01/07/31	—	(20)	(21)	(8)(9)(21)(23)
					13,102	13,214
Treace
Treace Medical Concepts, Inc.	First Lien Secured Debt - Term Loan	SOFR+610, 1.00% Floor	04/01/27	14,583	14,547	14,474	(9)(17)(27)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+610, 1.00% Floor	04/01/27	—	(4)	(66)	(8)(9)(17)(23)(27)
	First Lien Secured Debt - Revolver	SOFR+410, 1.00% Floor	04/01/27	400	394	378	(9)(17)(21)(23) (27)(30)
					14,937	14,786
		Total Health Care Equipment & Supplies			$117,760	$118,031

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
Health Care Providers & Services
Alcami
Alcami Corporation	First Lien Secured Debt - Term Loan	SOFR+710, 1.00% Floor	12/21/28	$8,034	$7,843	$7,853	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+710, 1.00% Floor	12/21/28	591	577	578	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+710, 1.00% Floor	12/21/28	82	58	58	(9)(21)(23)(30)
					8,478	8,489
All Star
All Star Recruiting Locums, LLC	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	05/01/30	6,904	6,781	6,904	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+550, 1.00% Floor	05/01/30	—	(15)	-	(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+550, 1.00% Floor	05/01/30	326	304	326	(9)(21)(23)(30)
					7,070	7,230
Allied Benefit Systems
Allied Benefit Systems Intermediate LLC	First Lien Secured Debt - Term Loan	SOFR+525, 0.75% Floor	10/31/30	5,858	5,858	5,858	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 0.75% Floor	10/31/30	1,074	1,067	1,074	(9)(31)
					6,925	6,932
Cato Research
LS Clinical Services Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+751, 1.00% Floor	12/16/27	15,182	15,024	14,728	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+751, 1.00% Floor	06/16/27	1,641	1,620	1,590	(9)(21)(23)(31)
					16,644	16,318
Celerion
Celerion Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	11/05/29	11,089	10,889	11,034	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 0.75% Floor	11/05/29	—	(26)	(6)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+500, 0.75% Floor	11/03/28	—	(12)	(3)	(8)(9)(21)(23)
					10,851	11,025
CNSI
Acentra Holdings, LLC (fka CNSI Holdings, LLC)	First Lien Secured Debt - Term Loan	SOFR+550, 0.50% Floor	12/17/29	17,595	17,141	17,419	(9)(31)
	First Lien Secured Debt - Term Loan	SOFR+575, 0.50% Floor	12/17/29	3,950	3,903	3,930	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+550, 0.50% Floor	12/17/29	533	485	513	(9)(21)(23)(31)
					21,529	21,862
EmpiRx
EmpiRx Health LLC	First Lien Secured Debt - Term Loan	SOFR+510, 1.00% Floor	08/05/27	8,795	8,706	8,795	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+510, 1.00% Floor	08/05/27	—	(7)	—	(9)(21)(23)
					8,699	8,795
ExactCare
ExactCare Parent, Inc.	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	11/05/29	17,852	17,435	17,852	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+550, 1.00% Floor	11/05/29	—	(42)	—	(9)(21)(23)
					17,393	17,852

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
Ingenovis Health
Ingenovis Health, Inc. (CCRR Parent Inc)	First Lien Secured Debt - Term Loan	SOFR+425, 0.75% Floor	03/06/28	2,873	2,620	1,347	(10)(31)
	First Lien Secured Debt - Term Loan	SOFR+425, 0.50% Floor	03/06/28	978	891	458	(10)(31)
					3,511	1,805
KureSmart
Clearway Corporation (f/k/a NP/Clearway Holdings, Inc.)	Common Equity - Common Stock	N/A	N/A	133 Shares	133	306	(9)(13)
Kure Pain Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+560, 1.00% Floor	08/27/27	25,992	25,900	25,984	(9)(30)(31)
	First Lien Secured Debt - Revolver	SOFR+560, 1.00% Floor	08/27/27	1,062	1,055	1,061	(9)(21)(23)(30)
					27,088	27,351
LucidHealth
Premier Imaging, LLC	First Lien Secured Debt - Term Loan	SOFR+600 (Inclusive of 6.56% PIK), 1.00% Floor	03/31/26	7,167	7,140	5,895	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+600 (Inclusive of 6.56% PIK), 1.00% Floor	03/31/26	1,937	1,865	1,593	(9)(31)
					9,005	7,488
Maxor National Pharmacy Services, LLC
Maxor Acquisition, Inc.	First Lien Secured Debt - Term Loan	SOFR+610, 1.00% Floor	03/01/29	9,975	9,880	9,875	(9)
Maxor National Pharmacy Services, LLC	First Lien Secured Debt - Term Loan	SOFR+610, 1.00% Floor	03/01/29	13,152	12,861	13,020	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+700, 1.00% Floor	03/01/29		(30)	(15)	(8)(9)(21)(23)
Maxor Topco, L.P.	Preferred Equity - Preferred Equity	N/A	N/A	50,000 Shares	50	77	(9)(13)
					22,761	22,957
Midwest Vision
Midwest Vision Partners Management, LLC	First Lien Secured Debt - Term Loan	SOFR+450 Cash plus 2.00% PIK, 1.00% Floor	01/12/27	20,911	20,708	20,754	(9)(31)
	First Lien Secured Debt - Term Loan	SOFR+450, 1.00% Floor	01/12/27	1,127	1,116	924	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+650, 1.00% Floor	01/12/27	612	607	596	(9)(23)(31)
					22,431	22,274
Omega Healthcare
OMH-Healthedge Holdings, Inc.	First Lien Secured Debt - Term Loan	P+500	10/08/29	9,826	9,782	9,826	(9)(28)
	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	10/08/29	—	(5)	—	(9)(21)(23)
					9,777	9,826
PHS
PHS Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+610 Cash plus 4.50% PIK, 1.00% Floor	01/31/27	26,079	25,910	22,102	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+610 Cash plus 4.50% PIK, 1.00% Floor	01/31/27	1,458	1,435	1,153	(9)(21)(23)(31)
					27,345	23,255

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
Rarebreed
Rarebreed Veterinary Partners, Inc.	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	04/18/30	4,226	4,152	4,163	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	04/18/30	7,324	7,159	7,048	(9)(21)(23)(30) (31)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	04/18/30	—	(16)	(14)	(8)(9)(21)(23)
					11,295	11,197
RHA Health Services
Pace Health Companies, LLC	First Lien Secured Debt - Term Loan	SOFR+565, 1.00% Floor	08/02/26	1,386	1,381	1,383	(9)(31)
	First Lien Secured Debt - Term Loan	SOFR+540, 1.00% Floor	08/02/26	463	461	460	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+540, 1.00% Floor	08/02/26	3,223	3,210	3,206	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+565, 1.00% Floor	08/02/26	195	192	193	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+540, 1.00% Floor	08/02/26	—	(24)	(3)	(8)(9)(20)(21) (23)
					5,220	5,239
Team Select
TS Investors, LLC	First Lien Secured Debt - Term Loan	SOFR+560, 1.00% Floor	05/04/29	9,502	9,353	9,455	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+560, 1.00% Floor	05/04/29	110	88	96	(9)(21)(23)(30)
	First Lien Secured Debt - Revolver	SOFR+560, 1.00% Floor	05/04/29	—	(4)	(1)	(8)(9)(21)(23)
					9,437	9,550
Thomas Scientific
BSP-TS, LP	Preferred Equity - Preferred Equity	N/A	N/A	30 Shares	25	30	(9)(13)(24)
	Common Equity - Common Stock	N/A	N/A	185 Shares	185	34	(9)(13)(24)
Thomas Scientific, LLC	First Lien Secured Debt - Term Loan	SOFR+340 Cash plus 4.25% PIK, 1.00% Floor	12/14/27	31,782	31,440	30,810	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+335 Cash plus 4.25% PIK, 1.00% Floor	12/14/27	2,265	2,237	2,175	(9)(21)(23)(31)
					33,887	33,049
WellDyneRx, LLC
WelldyneRX, LLC	First Lien Secured Debt - Term Loan	SOFR+685, 0.75% Floor	03/09/27	17,535	17,357	17,359	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+685, 0.75% Floor	03/09/26	—	(9)	(10)	(8)(9)(21)(23)
					17,348	17,349
		Total Health Care Providers & Services			$296,694	$289,843

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
Health Care Technology
Gainwell
Gainwell Acquisition Corp. (Milano Acquisition Corp)	First Lien Secured Debt - Term Loan	SOFR+400, 0.75% Floor	10/01/27	$16,735	$15,904	$15,741	(10)(31)
Inovalon
Inovalon Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+300 Cash plus 2.75% PIK, 0.75% Floor	11/24/28	6,717	6,617	6,365	(31)
	First Lien Secured Debt - Delayed Draw	SOFR+300 Cash plus 2.75% PIK, 0.75% Floor	11/24/28	511	506	488	(31)
	Second Lien Secured Debt - Term Loan	15.35% PIK, 0.75% Floor	11/25/33	159	152	134
					7,275	6,987
TELA Bio, Inc.
TELA Bio, Inc.	First Lien Secured Debt - Term Loan	SOFR+635, 1.00% Floor	05/01/27	13,333	13,300	13,333	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+635, 1.00% Floor	05/01/27	—	(1)	-	(9)(23)
					13,299	13,333
		Total Health Care Technology			$36,478	$36,061
Hotels, Restaurants & Leisure
Cave
Cave Enterprises Operations, LLC	First Lien Secured Debt - Term Loan	SOFR+660, 1.50% Floor	08/09/28	$8,529	$8,411	$8,529	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+660, 1.50% Floor	08/09/28	—	(1)	—	(9)(23)
					8,410	8,529
CircusTrix
CircusTrix Holdings LLC	First Lien Secured Debt - Term Loan	SOFR+650, 1.00% Floor	07/18/28	985	967	985	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+650, 1.00% Floor	07/18/28	2,382	2,336	2,382	(9)(21)(23)(30)
	First Lien Secured Debt - Revolver	SOFR+650, 1.00% Floor	07/18/28	1,000	983	1,000	(9)(23)(30)
					4,286	4,367
Guernsey
Guernsey Holdings SDI LA LLC	First Lien Secured Debt - Term Loan	6.95%	11/18/26	1,657	1,651	1,595	(9)
	First Lien Secured Debt - Delayed Draw	SOFR+595, 1.00% Floor	11/18/26	—	(1)	—	(9)(23)
					1,650	1,595
International Cruise & Excursion Gallery, Inc.
Arrivia, Inc. (International Cruise & Excursion Gallery, Inc) (4)	First Lien Secured Debt - Term Loan	SOFR+600, 1.00% Floor	12/31/28	4,091	8,913	4,030	(31)
	Common Equity - Membership Interests	N/A	N/A	531,312 Shares	4,740	2,187	(13)(24)
					13,653	6,217
Munson
Munson Buffalo Restaurant Group LLC	First Lien Secured Debt - Term Loan	SOFR+625, 1.00% Floor	05/31/29	3,494	3,449	3,459	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+625, 1.00% Floor	05/31/29	5,499	5,432	5,435	(9)(21)(23)(30)
					8,881	8,894

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
PARS Group LLC
PARS Group LLC	First Lien Secured Debt - Term Loan	SOFR+685, 1.50% Floor	04/03/28	8,771	8,687	8,618	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+685, 1.50% Floor	04/03/28	—	(1)	(17)	(8)(9)(23)
					8,686	8,601
Taco Cabana
YTC Enterprises, LLC	First Lien Secured Debt - Term Loan	SOFR+636, 1.00% Floor	08/16/26	8,713	8,678	8,364	(9)(30)
Tasty Chick'n
Tasty Chick'n LLC	First Lien Secured Debt - Term Loan	SOFR+600, 1.00% Floor	05/16/29	11,738	11,585	11,357	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+600, 1.00% Floor	05/16/29	549	541	350	(9)(23)(30)
	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	05/16/29	—	(25)	(66)	(8)(9)(23)
					12,101	11,641
The Club Company
Eldrickco Limited	First Lien Secured Debt - Term Loan	SON+578, 0.50% Floor	11/26/26	£9,001	11,618	11,588	(9)(17)(29)
	First Lien Secured Debt - Delayed Draw	SON+578, 0.50% Floor	11/26/26	£10,747	13,418	13,835	(9)(17)(29)
	First Lien Secured Debt - Revolver	SON+578, 0.50% Floor	11/26/26	£356	417	457	(9)(17)(23)(29)
	First Lien Secured Debt - Revolver	SON+528, 0.50% Floor	05/26/26	£—	(1)	(2)	(8)(9)(17)(21) (23)
					25,452	25,878
Walters Wedding Estates
WH BorrowerCo, LLC	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	08/02/30	14,348	14,149	14,169	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	08/02/30	2,506	2,397	2,404	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	08/02/30	583	549	551	(9)(21)(23)(31)
					17,095	17,124
		Total Hotels, Restaurants & Leisure			$108,892	$101,210
Household Durables
Polywood
Poly-Wood, LLC	First Lien Secured Debt - Term Loan	SOFR+488, 1.00% Floor	03/20/30	$2,160	$2,116	$2,160	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+575, 1.00% Floor	03/20/30	—	(13)	—	(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+488, 1.00% Floor	03/20/30	120	112	120	(9)(21)(23)(31)
		Total Household Durables			$2,215	$2,280
Independent Power & Renewable Electricity Producers
Solarplicity Group Limited (f/k/a AMP Solar UK)
Solarplicity UK Holdings Limited	First Lien Secured Debt - Term Loan	4.00%	03/08/23	£5,562	$7,231	$1,914	(11)(14)(17)
	Preferred Equity - Preferred Stock	N/A	N/A	4,286 Shares	5,623	—	(13)(17)
	Common Equity - Ordinary Shares	N/A	N/A	2,825 Shares	4	—	(13)(17)(26)
	Total Independent Power & Renewable Electricity Producers				$12,858	$1,914

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
Insurance
High Street Insurance
High Street Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+525, 0.75% Floor	04/14/28	$10,074	$9,971	$10,023	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 0.75% Floor	04/14/28	19,130	18,955	19,034	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+525, 0.75% Floor	04/16/27	—	(15)	(11)	(8)(9)(21)(23)
					28,911	29,046
KCF Puerto Rico, LLC
KCF Puerto Rico, LLC	Secured Debt - Promissory Note	N/A	06/28/28	1,697	746	562	(17)
PGM Holdings Corporation
Turbo Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+625, 1.00% Floor	12/02/25	16,638	16,573	16,430	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+625, 1.00% Floor	12/02/25	2,005	1,995	1,980	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+625, 1.00% Floor	12/02/25	692	690	681	(9)(21)(23)(31)
					19,258	19,091
Spectrum Automotive
Shelby 2021 Holdings Corp.	First Lien Secured Debt - Term Loan	SOFR+525, 0.75% Floor	06/29/28	14,073	13,956	14,003	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 0.75% Floor	06/29/28	3,441	3,367	3,421	(9)(21)(23)(30)
	First Lien Secured Debt - Revolver	SOFR+575, 0.75% Floor	06/29/27	—	(2)	(2)	(8)(9)(21)(23)
					17,321	17,422
		Total Insurance			$66,236	$66,121
Interactive Media & Services
Securus Technologies Holdings, Inc.
Aventiv Technologies, LLC (fka Securus Technologies Holdings, LLC)	First Lien Secured Debt - Term Loan	SOFR+1000, 1.00% Floor	12/24/25	$196	$188	$196	(31)
	Second Lien Secured Debt - Term Loan	9.05%	11/01/25	8,271	7,703	4,053	(14)
					7,891	4,249
The Weather Company
Zephyr Buyer, L.P.	First Lien Secured Debt - Term Loan	SOFR+650, 1.00% Floor	01/31/30	30,738	30,086	30,354	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+675, 1.00% Floor	01/31/30	—	(80)	(49)	(8)(9)(21)(23)
					30,006	30,305
		Total Interactive Media & Services			$37,897	$34,554

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
IT Services
AGDATA
AGDATA Midco, LLC	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	07/01/30	$2,646	$2,610	$2,606	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 0.75% Floor	07/01/30	—	(12)	(27)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+475, 0.75% Floor	07/01/30	—	(7)	(8)	(8)(9)(21)(23)
					2,591	2,571
Avenu
ACP Avenu Buyer, LLC	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	10/02/29	1,234	1,207	1,216	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	10/02/29	2,234	2,156	2,152	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	10/02/29	167	151	156	(9)(21)(23)(31)
					3,514	3,524
Distinct
Distinct Holdings Inc	First Lien Secured Debt - Term Loan	SOFR+575, 1.00% Floor	07/18/29	13,176	12,967	12,966	(9)(31)
	First Lien Secured Debt - Revolver	P+475	07/18/29	439	413	412	(9)(21)(23)(28)
					13,380	13,378
GrayMatter Systems
Genius Bidco LLC	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	05/01/30	1,330	1,306	1,307	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	05/01/30	—	(42)	(87)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	05/01/30	155	135	134	(9)(20)(21)(23) (30)
	Common Equity - Common Stock	N/A	N/A	773 Shares	77	66	(9)(13)(24)
					1,476	1,420
New Era Technology, Inc.
New Era Technology, Inc.	First Lien Secured Debt - Term Loan	SOFR+640, 1.00% Floor	10/31/26	13,773	13,696	13,188	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+640, 1.00% Floor	10/31/26	17,811	17,675	17,054	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+640, 1.00% Floor	10/30/26	1,732	1,722	1,658	(9)(23)(30)(31)
					33,093	31,900
Team LINX, LLC
TeamLINX Buyer, LLC	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	12/18/30	8,550	8,426	8,422	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	12/18/30	—	(20)	(21)	(8)(9)(21)(23)
					8,406	8,401
VikingCloud
Bullcave Limited	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	08/06/30	29,326	28,923	28,960	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+500, 0.75% Floor	08/06/30	2,947	2,873	2,878	(9)(21)(23)(31)
					31,796	31,838
		Total IT Services			$94,256	$93,032

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
Leisure Products
Dan Dee
Project Comfort Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+710, 1.00% Floor	02/01/26	$16,387	$16,357	$16,312	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+710, 1.00% Floor	02/01/26	—	(2)	(7)	(8)(9)(21)(23)
	Preferred Equity - Preferred Equity	N/A	N/A	491,405 Shares	492	275	(9)(13)
					16,847	16,580
KLO Holdings, LLC
1244311 B.C. Ltd. (4)	Common Equity - Common Stock	N/A	N/A	1,000,032 Shares	1,000	209	(13)(17)(24)(26)
LashCo
Lash OpCo, LLC	First Lien Secured Debt - Term Loan	SOFR+700, 1.00% Floor	03/18/26	43,218	43,007	42,297	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+700, 1.00% Floor	03/18/26	2,332	2,325	2,283	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+700, 1.00% Floor	03/18/26	1,695	1,681	1,657	(9)(23)(31)
					47,013	46,237
Paladone
Paladone Group Bidco Limited	First Lien Secured Debt - Term Loan	SOFR+560, 1.00% Floor	11/12/27	5,921	5,857	5,872	(9)(17)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+560, 1.00% Floor	11/12/27	927	923	920	(9)(17)(31)
	First Lien Secured Debt - Revolver	SOFR+560, 1.00% Floor	11/12/27	471	458	459	(9)(17)(21)(23) (31)
	First Lien Secured Debt - Revolver	SON+550, 1.00% Floor	11/12/27	£188	248	238	(9)(17)(21)(23) (29)
Paladone Group Holdings Limited	Common Equity - Common Stock	N/A	N/A	94,151 Shares	94	108	(9)(13)(17)
					7,580	7,597
		Total Leisure Products			$72,440	$70,623
Life Sciences Tools & Services
Akoya
Akoya Biosciences, Inc.	First Lien Secured Debt - Term Loan	SOFR+691, 2.50% Floor	11/01/27	$13,125	$13,142	$13,093	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+691, 2.50% Floor	11/01/27	9,375	9,360	9,353	(9)(30)
					22,502	22,446
August Bio
August Bioservices, LLC	First Lien Secured Debt - Term Loan	SOFR+595, 2.00% Floor	06/01/29	12,000	11,947	11,850	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+595, 2.00% Floor	06/01/29	3,000	2,987	2,963	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+400, 2.00% Floor	06/01/29		(2)	(6)	(8)(9)(21)(23)
					14,932	14,807
Unchained Labs
Unchained Labs, LLC	First Lien Secured Debt - Term Loan	SOFR+555, 1.00% Floor	08/09/27	1,863	1,846	1,849	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+555, 1.00% Floor	08/09/27	2,206	2,195	2,189	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+555, 1.00% Floor	08/09/27	—	(6)	(5)	(8)(9)(21)(23)
					4,035	4,033
		Total Life Sciences Tools & Services			$41,469	$41,286

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
Machinery
Carlisle Fluid Technologies
LSF12 Donnelly Bidco, LLC	First Lien Secured Debt - Term Loan	SOFR+650, 1.00% Floor	10/02/29	$14,775	$14,471	$14,547	(9)(30)
JPW
JPW Industries Holding Corporation	First Lien Secured Debt - Term Loan	SOFR+588, 2.00% Floor	11/22/28	2,456	2,456	2,438	(9)(31)
Milacron (Project Iota)
IOTA HOLDINGS 3	First Lien Secured Debt - Term Loan	SOFR+475, 0.00% Floor	03/31/32	22,675	22,335	22,335	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+475, 0.00% Floor	03/31/32	68	(5)	(5)	(8)(9)(21)(23) (31)
					22,330	22,330
		Total Machinery			$39,257	$39,315
Media
Accelerate360
Accelerate360 Holdings, LLC	First Lien Secured Debt - Term Loan	SOFR+600, 1.00% Floor	02/11/27	$3,791	$3,791	$3,772	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	02/11/27	1,382	1,382	1,369	(9)(21)(23)(31)
					5,173	5,141
Acosta
Acosta Holdings Corp.	Preferred Equity - Preferred Equity	N/A	N/A	10,213 Shares	473	491	(13)(24)
	Common Equity - Common Stock	N/A	N/A	6,266 Shares	77	80	(13)(24)
					550	571
HALO Branded Solutions
HALO Buyer, Inc	First Lien Secured Debt - Term Loan	SOFR+600, 1.00% Floor	08/07/29	8,696	8,526	8,522	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	08/07/29	65	40	39	(9)(23)(28)(30)
					8,566	8,561
Hero Digital
HRO (Hero Digital) Holdings, LLC	First Lien Secured Debt - Term Loan	SOFR+210 Cash plus 4.00% PIK, 1.00% Floor	11/18/28	24,232	23,883	23,338	(9)(31)
	First Lien Secured Debt - Term Loan	SOFR+210 Cash plus 5.00% PIK, 1.00% Floor	11/18/28	2,079	2,040	2,002	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+210 Cash plus 4.00% PIK, 1.00% Floor	11/18/26	2,571	2,552	2,452	(9)(20)(21)(23) (31)
HRO Holdings I LP	Common Equity - Common Stock	N/A	N/A	213 Shares	213	278	(9)(13)
					28,688	28,070
		Total Media			$42,977	$42,343

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
Paper & Forest Products
BiOrigin Specialty Products
Complete Paper Inc.	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	02/04/31	$15,000	$14,779	$14,775	(9)(31)
		Total Paper & Forest Products			$14,779	$14,775
Passenger Airlines
Merx Aviation Finance, LLC
Merx Aviation Finance, LLC (5)	First Lien Secured Debt - Revolver	10.00%	10/31/25	$59,575	$59,575	$59,575	(23)
	Common Equity - Membership Interests	N/A	N/A		146,500	125,582	(13)(24)
		Total Passenger Airlines			$206,075	$185,157
Personal Care Products
Elida Beauty
PHOENIX YW BUYER, INC.	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	05/31/30	$7,910	$7,745	$7,752	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	05/31/30	—	(22)	(23)	(8)(9)(21)(23)
					7,723	7,729
RoC Skincare
RoC Holdco LLC	First Lien Secured Debt - Term Loan	SOFR+575, 1.00% Floor	02/21/31	12,677	12,452	12,487	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	02/21/30	—	(36)	(33)	(8)(9)(21)(23)
					12,416	12,454
Suave
Silk Holdings I Corp.	Common Equity - Common Stock	N/A	N/A	100 Shares	100	210	(9)(13)
Silk Holdings III Corp.	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	05/01/29	26,760	26,224	26,559	(9)(30)
					26,324	26,769
		Total Personal Care Products			$46,463	$46,952
Pharmaceuticals
Alcresta Therapeutics Inc.
Alcresta Holdings, LP	Preferred Equity - Preferred Equity	N/A	N/A	116 Shares	$116	$127	(9)(13)
	Common Equity - Common Stock	N/A	N/A	1,176 Shares	1	36	(9)(13)
Alcresta Therapeutics Inc.	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	03/12/30	2,212	2,174	2,190	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+575, 1.00% Floor	03/12/30	—	(118)	(71)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+575, 1.00% Floor	03/31/29	—	(7)	(4)	(8)(9)(21)(23)
					2,166	2,278

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
Avid Bioservices
Space Finco, Inc.	First Lien Secured Debt - Term Loan	SOFR+575, 1.00% Floor	02/05/32	10,638	10,479	10,476	(9)(16)(17)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+575, 1.00% Floor	02/05/32	—	(84)	(84)	(8)(9)(16)(17)(21) (23)
	First Lien Secured Debt - Revolver	SOFR+575, 1.00% Floor	02/05/31	—	(48)	(48)	(8)(9)(16)(17)(21) (23)
Space Parent, LP	Preferred Equity - Preferred Equity	N/A	N/A	99,000 Shares	99	99	(9)(13)(17)(24)
	Common Equity - Common Stock	N/A	N/A	1,000 Shares	1	1	(9)(13)(17)(24)
					10,447	10,444
Ora LLC
Orion Buyer, LLC	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	07/18/30	6,884	6,759	6,712	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	07/18/30	—	(15)	(42)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	07/18/30	280	255	245	(9)(21)(23)(30)
TVG Orion Blocker, Inc.	Common Equity - Common Stock	N/A	N/A	2 Shares	110	86	(9)(13)(24)
	Unsecured Debt - Promissory Note	11.34%	07/18/30	21	21	21	(9)
					7,130	7,022
PAI Pharma
Pai Middle Tier, LLC	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	02/13/32	16,500	16,255	16,253	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+475, 0.75% Floor	02/13/32	—	(52)	(52)	(8)(9)(21)(23)
PAI Co-Investor FT Aggregator LLC	Common Equity - Common Stock	N/A	N/A	100 Shares	100	100	(9)(13)(24)
					16,303	16,301
Sterling Pharma
Saffron Bidco Ltd	First Lien Secured Debt - Term Loan	SOFR+575, 0.75% Floor	09/11/31	13,467	13,222	13,206	(9)(17)(30)
	First Lien Secured Debt - Delayed Draw	SON+575, 0.75% Floor	09/11/31	£—	(76)	(159)	(8)(9)(17)(21) (23)
					13,146	13,047
TersSera
TerSera Therapeutics LLC	First Lien Secured Debt - Term Loan	SOFR+575, 1.00% Floor	04/04/29	16,708	16,342	16,708	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+575, 1.00% Floor	04/04/29	—	(23)	—	(9)(21)(23)
					16,319	16,708
Trillium
Trillium Health Care Products Inc.	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	08/06/31	8,105	7,952	7,963	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	08/06/31	875	709	842	(9)(21)(23)(31) (32)
					8,661	8,805
		Total Pharmaceuticals			$74,172	$74,605

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
Professional Services
AlpineX
Alpinex Opco, LLC	First Lien Secured Debt - Term Loan	SOFR+626, 1.00% Floor	12/27/27	$17,263	$17,037	$17,252	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+626, 1.00% Floor	12/27/27	4,363	4,316	4,363	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+626, 1.00% Floor	12/27/27	1,102	1,082	1,103	(9)(21)(23)(31)
					22,435	22,718
BDO USA
BDO USA, P.A.	First Lien Secured Debt - Term Loan	SOFR+500, 2.00% Floor	08/31/28	11,820	11,820	11,820	(9)(30)
DCM Services
DCM Parent, LLC	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	03/12/31	12,674	12,486	12,484	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	03/12/31	—	(35)	(35)	(8)(9)(21)(23)
					12,451	12,449
Escalent
M&M OPCO, LLC	First Lien Secured Debt - Term Loan	SOFR+810, 1.00% Floor	04/07/29	12,195	11,934	11,982	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+810, 1.00% Floor	04/07/29	—	(5)	(4)	(8)(9)(21)(23)
					11,929	11,978
FingerPaint Marketing
KL Charlie Acquisition Company	First Lien Secured Debt - Term Loan	SOFR+560, 1.00% Floor	12/30/26	18,139	18,010	17,958	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+560, 1.00% Floor	12/30/26	8,185	8,113	8,037	(9)(21)(23)(30)
	First Lien Secured Debt - Revolver	SOFR+560, 1.00% Floor	12/30/26		(14)	(20)	(8)(9)(21)(23)
KL Charlie Co-Invest, L.P.	Common Equity - Common Stock	N/A	N/A	218,978 Shares	220	274	(9)(13)
					26,329	26,249
G&A
G&A Partners Holding Company II, LLC	First Lien Secured Debt - Term Loan	SOFR+550, 0.75% Floor	03/01/31	3,215	3,158	3,175	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+550, 0.75% Floor	03/01/31	1,790	1,720	1,710	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+550, 0.75% Floor	03/01/30	—	(6)	(4)	(8)(9)(21)(23)
					4,872	4,881
North Highland
The North Highland Company LLC	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	12/22/31	3,057	3,027	3,026	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 0.75% Floor	12/22/31	—	(5)	(11)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+475, 0.75% Floor	12/20/30	387	379	379	(9)(21)(23)(31)
					3,401	3,394

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
PSI Services, LLC
Lifelong Learner Holdings, LLC	First Lien Secured Debt - Term Loan	SOFR+115 Cash plus 7.75% PIK, 1.00% Floor	03/31/27	4,382	4,332	4,324	(9)(31)
	First Lien Secured Debt - Term Loan	SOFR+875, 1.00% Floor	03/31/27	6	—	6	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+115, 1.00% Floor	03/31/27	927	912	914	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+115 Cash plus 7.75% PIK, 1.00% Floor	03/31/27	541	539	532	(9)(23)(31)
					5,783	5,776
Schlesinger Group
Schlesinger Global, LLC	First Lien Secured Debt - Term Loan	SOFR+275 Cash plus 5.85% PIK, 1.00% Floor	07/12/25	12,123	12,152	11,821	(9)(30)
		Total Professional Services			$111,172	$111,086
Real Estate Management & Development
Redfin
Redfin Corporation	First Lien Secured Debt - Term Loan	SOFR+575, 1.50% Floor	10/20/28	$3,448	$3,380	$3,448	(9)(17)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+575, 1.50% Floor	10/20/28	3,465	3,397	3,465	(9)(17)(31)
		Total Real Estate Management & Development			$6,777	$6,913
Semiconductors & Semiconductor Equipment
Wolfspeed
Wolfspeed, Inc.	First Lien Secured Debt - Corporate Bond	10.88%	06/23/30	$11,100	$10,720	$11,044	(9)(17)
		Total Semiconductors & Semiconductor Equipment			$10,720	$11,044
Software
Acronis AG
ACRONIS AG	First Lien Secured Debt - Term Loan	SOFR+680 Cash plus 1.00% PIK, 1.00% Floor	04/01/27	$21,216	$21,182	$21,216	(9)(17)(30)
	First Lien Secured Debt - Term Loan	SOFR+595 Cash plus 1.00% PIK, 1.00% Floor	04/01/27	6,065	5,993	6,065	(9)(17)(30)
					27,175	27,281
Align
RMCF V CIV L, L.P.	Common Equity - Common Stock	N/A	N/A	241 Shares	500	555	(13)(24)
American Megatrends
AMI Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+525, 0.75% Floor	10/17/31	13,095	12,906	12,899	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+525, 0.75% Floor	10/17/31	320	293	292	(9)(21)(23)(32)
					13,199	13,191
Anaplan
Anaplan, Inc.	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	06/21/29	11,273	11,273	11,245	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+575, 0.75% Floor	06/21/28	—	—	(2)	(8)(9)(21)(23)
					11,273	11,243

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
BarTender
Sigma Buyer LLC	First Lien Secured Debt - Term Loan	SOFR+525, 0.75% Floor	01/04/28	13,549	13,319	13,448	(9)(32)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 0.75% Floor	01/04/28	7,255	7,127	7,200	(9)(32)
	First Lien Secured Debt - Revolver	SOFR+525, 0.75% Floor	01/04/28	700	674	689	(9)(21)(23)(32)
					21,120	21,337
Beeline
IQN Holding Corp.	First Lien Secured Debt - Term Loan	SOFR+525, 0.75% Floor	05/02/29	3,997	3,997	3,997	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+525, 0.75% Floor	05/02/28	182	182	182	(9)(21)(23)(31)
					4,179	4,179
Calero Holdings, Inc.
Telesoft Holdings, LLC	First Lien Secured Debt - Term Loan	SOFR+585, 1.00% Floor	12/16/26	21,591	21,493	21,491	(30)
	First Lien Secured Debt - Revolver	SOFR+585, 1.00% Floor	12/16/26	530	521	520	(21)(23)(30)
					22,014	22,011
ChyronHego Corporation
ChyronHego Corporation (5)	Preferred Equity - Preferred Equity	N/A	N/A	7,800 Shares	6,000	19,040	(13)(24)
ChyronHego US Holding Corporation (5)	First Lien Secured Debt - Term Loan	SOFR+350, 1.75% Floor	06/30/26	106,406	106,196	106,407
	First Lien Secured Debt - Revolver	SOFR+600, 1.75% Floor	06/30/26	7,967	7,953	7,967	(21)(23)(31)
	First Lien Secured Debt - Revolver	3.50%	11/14/25	—	—	—	(23)
					120,149	133,414
Dairy.com
Momentx Corporation	First Lien Secured Debt - Term Loan	SOFR+585, 1.00% Floor	06/24/27	14,853	14,726	14,654	(9)(31)
	First Lien Secured Debt - Term Loan	SOFR+635, 1.00% Floor	06/24/27	1,339	1,323	1,335	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+585, 1.00% Floor	06/24/27	1,257	1,246	1,240	(9)(23)(31)
					17,295	17,229
Digital.ai
Digital.ai Software Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+600, 1.00% Floor	08/10/28	22,872	22,542	22,417	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	08/10/28	—	(33)	(48)	(8)(9)(21)(23)
					22,509	22,369
Forcura + Medalogix (Project Tarpon)
F&M Buyer LLC	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	03/18/32	16,901	16,733	16,732	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 0.75% Floor	03/18/32	—	(28)	(28)	(8)(9)(23)
	First Lien Secured Debt - Revolver	SOFR+475, 0.75% Floor	03/18/32	—	(25)	(25)	(8)(9)(21)(23)
					16,680	16,679

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
G2CI
Evergreen IX Borrower 2023, LLC	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	09/30/30	7,115	7,115	7,044	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+475, 0.75% Floor	10/01/29	—	—	(8)	(8)(9)(21)(23)
					7,115	7,036
Go1
Apiom, Inc.	First Lien Secured Debt - Term Loan	SOFR+745, 2.00% Floor	05/02/28	2,500	2,486	2,513	(9)(17)(30)
GoHealth
Norvax, LLC	First Lien Secured Debt - Revolver	SOFR+660, 1.00% Floor	06/30/25	539	538	539	(9)(21)(23)(30)
Gtreasury
G Treasury SS LLC	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	06/29/29	250	246	247	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+550, 1.00% Floor	06/29/29	591	552	565	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+550, 1.00% Floor	06/29/29	42	38	39	(9)(21)(23)(32)
					836	851
Litify
Litify Holdings Inc.	Common Equity - Common Stock	N/A	N/A	217,892 Shares	107	497	(9)(13)
Litify LLC	First Lien Secured Debt - Term Loan	SOFR+560, 1.00% Floor	02/02/29	29,167	28,528	28,802	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+560, 1.00% Floor	02/02/29	—	(16)	(10)	(8)(9)(21)(23)
					28,619	29,289
Lookout
Lookout, Inc.	First Lien Secured Debt - Term Loan	SOFR+625, 3.00% Floor	06/01/29	5,000	4,978	5,000	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+625, 3.00% Floor	06/01/29	5,000	4,979	5,000	(9)(30)
					9,957	10,000
MYCOM
Magnate Holding Corp.	First Lien Secured Debt - Term Loan	SOFR+615, 0.50% Floor	12/31/26	18,748	18,753	18,412	(9)(17)(31)
Naviga
Colonnade Parent Inc (fka Naviga Inc.)	First Lien Secured Debt - Term Loan	7.10%	04/27/24	11,200	11,176	8,288	(9)(14)(18)(31)
	First Lien Secured Debt - Delayed Draw	7.10%	04/27/24	1,926	1,909	1,425	(9)(14)(18)(31)
	First Lien Secured Debt - Revolver	7.10%	04/27/24	500	500	370	(9)(14)(18)(23) (28)(31)
					13,585	10,083
New Relic
Crewline Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+675, 1.00% Floor	11/08/30	5,623	5,574	5,623	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+675, 1.00% Floor	11/08/30	—	—	—	(9)(21)(23)
					5,574	5,623
Omada
Omada Health, Inc.	First Lien Secured Debt - Term Loan	SOFR+710, 2.50% Floor	06/01/28	1,450	1,439	1,450	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+710, 2.50% Floor	06/01/28	—	(9)	—	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+410, 2.50% Floor	06/01/28	5	4	5	(9)(21)(23)(30)
					1,434	1,455

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
Poppulo, Inc.
Four Winds Interactive LLC	First Lien Secured Debt - Term Loan	SOFR+650, 0.75% Floor	02/20/30	7,561	7,412	7,410	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+650, 0.75% Floor	02/20/30	—	(14)	(15)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+650, 0.75% Floor	02/20/30	—	(19)	(20)	(8)(9)(21)(23)
					7,379	7,375
Riverbed Technology, Inc.
Riverbed Technology, Inc.	First Lien Secured Debt - Revolver	6.00%	04/03/28	—	(5)	(6)	(8)(14)(21)(23)
Simeio
Simeio Group Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+310 Cash plus 4.00% PIK, 1.00% Floor	02/02/26	8,128	8,110	7,539	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+310 Cash plus 4.00% PIK, 1.00% Floor	02/02/26	884	882	820	(9)(23)(30)
					8,992	8,359
Solera
Polaris Newco, LLC	First Lien Secured Debt - Term Loan	SOFR+401, 0.50% Floor	06/02/28	8,129	8,077	7,801	(10)(31)
Solera, LLC	Second Lien Secured Debt - Term Loan	SOFR+910, 1.00% Floor	06/04/29	4,252	4,216	4,124	(10)(31)
					12,293	11,925
SPS Commerce, Inc.
SPS Commerce, Inc.	Common Equity - Common Stock	N/A	N/A	837 Shares	62	111	(10)(13)(17) (24)
Texada
Texada Software LLC	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	04/30/30	6,923	6,799	6,802	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+550, 1.00% Floor	04/30/30	2,051	2,014	2,015	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+550, 1.00% Floor	04/30/30	—	(17)	(18)	(8)(9)(21)(23)
					8,796	8,799
Uniguest
Uniguest Holdings, Inc	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	11/27/30	19,792	19,507	19,511	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	11/27/30	—	(28)	(56)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	11/27/30	—	(17)	(17)	(8)(9)(21)(23)
					19,462	19,438
Uplight
Uplight, Inc.	First Lien Secured Debt - Term Loan	SOFR+610, 4.00% Floor	06/01/29	10,000	9,912	9,900	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+610, 4.00% Floor	06/01/29	—	—	(100)	(8)(9)(23)
	First Lien Secured Debt - Revolver	SOFR+360, 4.00% Floor	06/01/29	—	—	(10)	(8)(9)(21)(23)
					9,912	9,790
Zafin
Zafin Labs Americas Incorporated	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	02/14/31	16,667	16,421	16,417	(9)(17)(31)
	First Lien Secured Debt - Revolver	SOFR+475, 0.75% Floor	02/14/31	—	(49)	(50)	(8)(9)(17)(21) (23)
					16,372	16,367

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
Zendesk
Zendesk, Inc.	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	11/22/28	7,531	7,531	7,513	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 0.75% Floor	11/22/28	—	—	(5)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+500, 0.75% Floor	11/22/28	—	—	(2)	(8)(9)(20)(21) (23)
					7,531	7,506
		Total Software			$455,784	$464,953
Specialty Retail
Club Champion
Club Champion LLC	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	06/14/29	$8,131	$8,024	$7,989	(9)(32)
	First Lien Secured Debt - Revolver	SOFR+500, 0.75% Floor	06/14/29	663	640	631	(9)(21)(23)(30)
					8,664	8,620
EG Group
EG Global Finance PLC	First Lien Secured Debt - Corporate Bond	SOFR+750, 0.50% Floor	11/30/28	6,267	6,427	6,784	(10)(17)(31)
PetSmart
PetSmart Inc / PetSmart Finance Corp	Unsecured Debt - Corporate Bond	7.75%	02/15/29	2,000	1,961	1,843	(10)
PetSmart LLC	First Lien Secured Debt - Term Loan	SOFR+375, 0.75% Floor	02/11/28	8,937	8,914	8,816	(10)(30)
					10,875	10,659
Tailored Brands
The Men's Wearhouse, LLC	First Lien Secured Debt - Term Loan	SOFR+650, 0.00% Floor	02/26/29	1,270	1,268	1,272	(10)(31)
		Total Specialty Retail			$27,234	$27,335
Technology Hardware, Storage & Peripherals
Biamp
Biamp	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	04/30/30	$871	$856	$848	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	04/30/30	—	(2)	(3)	(8)(9)(21)(23)
					854	845
BusPatrol
BusPatrol Holdco	First Lien Secured Debt - Term Loan	SOFR+600, 1.00% Floor	08/02/29	8,333	8,258	8,270	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+600, 1.00% Floor	08/02/29		(29)	(25)	(8)(9)(23)
	First Lien Secured Debt - Revolver	SOFR+400, 1.00% Floor	08/02/29	300	287	289	(9)(21)(23)(30)
					8,516	8,534
		Total Technology Hardware, Storage & Peripherals			$9,370	$9,379

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
Textiles, Apparel & Luxury Goods
Iconix Brand Group
IBG Borrower LLC	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	08/22/29	$5,914	$5,861	$5,854	(9)(31)
Sequential Brands Group, Inc.
Gainline Galaxy Holdings LLC	Common Equity - Common Stock	N/A	N/A	3,060 Shares	575	69	(13)(16)(17)
Galaxy Universal LLC	First Lien Secured Debt - Term Loan	SOFR+575, 1.00% Floor	05/12/28	16,241	16,230	15,987	(31)
	First Lien Secured Debt - Term Loan	SOFR+625, 1.00% Floor	05/12/28	2,480	2,480	2,502	(31)
Swisstech IP CO, LLC	First Lien Secured Debt - Term Loan	6.00% PIK	05/28/25	204	184	204	(17)
					19,469	18,762
		Total Textiles, Apparel & Luxury Goods			$25,330	$24,616
Trading Companies & Distributors
Banner Solutions
Banner Buyer, LLC	First Lien Secured Debt - Term Loan	SOFR+590 Cash plus 0.50% PIK, 3.75% Floor	05/31/27	$12,040	$11,999	$11,637	(9)(31)
	First Lien Secured Debt - Term Loan	SOFR+590 Cash plus 0.50% PIK, 3.75% Floor	05/31/27	—	—	—	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+590 Cash plus 0.50% PIK, 3.75% Floor	05/31/27	2,939	2,925	2,841	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+590 Cash plus 0.50% PIK, 3.75% Floor	05/31/27	3	(5)	(62)	(8)(9)(21)(23) (30)
Banner Parent Holdings, Inc.	Common Equity - Common Stock	N/A	N/A	6,125 Shares	613	79	(9)(13)
					15,532	14,495
Meritus Gas Partners
MGP Holdings III Corp.	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	03/01/30	14,173	13,944	13,960	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	03/01/30	961	932	921	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	03/01/30	340	327	329	(9)(21)(23)(28) (31)
					15,203	15,210
ORS Nasco
WC ORS Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	08/07/31	25,218	24,862	24,837	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 0.75% Floor	08/07/31	2,143	2,110	2,071	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+500, 0.75% Floor	08/07/31	1,303	1,221	1,231	(9)(21)(23)(30) (31)
WC ORS Holdings, L.P.	Common Equity - Common Stock	N/A	N/A	100,000 Shares	100	108	(9)(13)(24)
					28,293	28,247

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
PSE
Graffiti Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+560, 1.00% Floor	08/10/27	10,831	10,711	10,641	(9)(30)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+560, 1.00% Floor	08/10/27	3,661	3,620	3,533	(9)(21)(23)(30) (31)
	First Lien Secured Debt - Revolver	SOFR+560, 1.00% Floor	08/10/27	436	424	413	(9)(21)(23)(30)
Graffiti Parent, LP	Common Equity - Common Stock	N/A	N/A	2,439 Shares	244	235	(9)(13)
					14,999	14,822
		Total Trading Companies & Distributors			$74,027	$72,774
Transportation Infrastructure
GAT-Airline Ground Support Inc
GAT-Airline Ground Support Inc	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	05/09/29	$15,124	$14,926	$15,010	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+550, 1.00% Floor	05/09/29	948	928	931	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	P+450	05/09/29	238	209	220	(9)(21)(23)(28)
		Total Transportation Infrastructure			$16,063	$16,161
Wireless Telecommunication Services
Global Eagle
Anuvu Corp. (fka GEE Acquisition Holdings Corp.)	Common Equity - Common Stock	N/A	N/A	211,026 Shares	$—	$—	(13)(24)
Anuvu Holdings 2 LLC (fka GEE Holdings 2 LLC)	First Lien Secured Debt - Term Loan	10.00%	09/27/27	5,048	3,844	4,392	(14)
	First Lien Secured Debt - Term Loan	8.25%	03/23/26	4,921	2,221	1,243	(14)
		Total Wireless Telecommunication Services			$6,065	$5,635
Total Investments before Cash Equivalents					$3,357,777	$3,188,621	(7)(12)
J.P. Morgan U.S. Government Money Market Fund		N/A	N/A	149	$149	$149	(36)
Goldman Sachs Financial Square Government Fund		N/A	N/A	1,704	$1,704	$1,704	(36)
Total Investments after Cash Equivalents					$3,359,630	$3,190,474

Derivative Instrument	Settlement Date	Notional amount to be purchased	Notional amount to be sold		Footnote Reference
Foreign currency forward contract	6/18/2025	$2,877		€2,636	Note 5
Foreign currency forward contract	6/18/2025	6,451		£4,986	Note 5
Foreign currency forward contract	6/18/2025	1,447	C$	2,062	Note 5

(1)
Fair value is determined in good faith subject to the oversight of the board of directors of the Company (the "Board") (See Note 2 to the consolidated financial statements).
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
(3)
Denotes investments in which the Company owns greater than 25% of the equity, where the governing documents of each entity preclude the Company from exercising a controlling influence over the management or policies of such entity. The Company does not have the right to elect or appoint more than 25% of the directors or another party has the right to elect or appoint more directors than the Company and has the right to appoint certain members of senior management. Therefore, the Company has determined that these entities are not controlled affiliates. As of March 31, 2025, we had a 100% equity ownership interest in Golden Bear 2016-R, LLC, a collateralized loan obligation.

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

(4)
Denotes investments in which we are an “Affiliated Person,” as defined in the Investment Company Act of 1940, as amended (the "1940 Act"), due to holding the power to vote or owning 5% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of December 31, 2024 and March 31, 2025 along with transactions during the three months ended March 31, 2025 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2024	Gross Additions ●	Gross Reductions ■	Net Change in Unrealized Gains (Losses)	Fair Value at March 31, 2025	Net Realized Gains (Losses)	Interest/ Dividend/ Other Income
1244311 B.C. Ltd.,Common Stock	$202	$—	$—	$7	$209	$—	$—
Carbonfree Chemicals Holdings LLC,Common Equity / Interest	18,933	—	—	(109)	18,824	—	—
FC2 LLC,Common Stock	—	—	—	—	—	—	—
FC2 LLC,Term Loan	12,459	—	—	4	12,463	—	200
Golden Bear 2016-R, LLC,Membership Interests	9,736	—	(772)	(110)	8,854	—	236
Surf Opco, LLC,Class A-1 Common	—	375	—	(280)	95	—	—
Surf Opco, LLC,Class P-1 Preferred	—	3,405	—	(772)	2,633	—	—
Surf Opco, LLC,Revolver	—	17,927	(1,455)	(91)	16,381	—	360
Surf Opco, LLC,Term Loan	—	9,633	—	(52)	9,581	—	258
Auto Pool 2023 Trust (Del. Stat. Trust) ,Membership Interests	16,366	—	(1,407)	(321)	14,638	—	—
Blue Jay Transit Inc.,Term Loan	19,940	2,745	—	(18)	22,668	—	653
Blue Jay Transit Inc.,Unfunded Delayed Draw	—	—	—	—	—	—	—
Bird Scooter Acquisition Corp.,Common Stock	373	—	(373)	—	—	—	—
Arrivia, Inc. (International Cruise & Excursion Gallery, Inc),Membership Interests	2,144	—	(1)	45	2,187	—	—
Arrivia, Inc. (International Cruise & Excursion Gallery, Inc),Term Loan	4,183	—	(154)	189	4,030	(188)	113
Third Lane Mobility Inc.,Common Stock	—	728	—	(14)	714	—	—
Third Lane Mobility Inc.,Warrants	—	—	—	14	14	—	—
	$84,334	$34,813	$(4,162)	$(1,509)	$113,290	$(188)	$1,820
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

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

(5)
Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Fair value as of December 31, 2024 and March 31, 2025 along with transactions during the three months ended March 31, 2025 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2024	Gross Additions ●	Gross Reductions ■	Net Change in Unrealized Gains (Losses)	Fair Value at March 31, 2025	Net Realized Gains (Losses)	Interest/ Dividend/ Other Income
Majority Owned Company
ChyronHego US Holding Corporation	$15,500	$3,870	$(11,400)	$(3)	$7,967	$—	$531
ChyronHego US Holding Corporation	106,406	—	—	—	106,406	—	2,082
ChyronHego US Holding Corporation	—	—	—	—	—	—	—
ChyronHego Corporation	19,456	—	—	(416)	19,040	—	—
Merx Aviation Finance, LLC	123,815	—	—	1,767	125,582	—	—
Merx Aviation Finance, LLC	59,576	0	—	(0)	59,575	—	1,469
	$324,753	$3,870	$(11,400)	$1,348	$318,571	$—	$4,082
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

As of March 31, 2025, the Company had a 87% and 100% equity ownership interest in ChyronHego Corporation and Merx Aviation Finance, LLC, respectively.

(6)
Unless otherwise indicated, loan contains a variable rate structure, and the terms in the Consolidated Schedule of Investments disclose the actual interest rate in effect as of the reporting period which may be subject to interest floors. Variable rate loans bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”) or an alternate base rate (which can include but is not limited to the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement. Certain borrowers may elect to borrow Prime rate on select contracts and switch to an alternative base rate contract in the future.
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
(11)
The investments have a maturity date prior to the end of the current period. Additional proceeds are expected from Solarplicity Group after the resolution of bankruptcy proceedings, or other corporate actions, at each respective issuer.
(12)
Aggregate gross unrealized gain and loss for federal income tax purposes is $37,880 and $252,716, respectively. Net unrealized loss is $214,836 based on a tax cost of $3,272,353.
(13)
Non-income producing security.

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

(14)
Non-accrual status (See Note 2 to the consolidated financial statements).
(15)
The underlying investments of AIC SPV Holdings II, LLC is a securitization in which the Company owns preferred shares representing 14.25% economic interest.
(16)
AIC SB Holdings LLC, AIC SHD Holdings, AP Surf Investments, LLC, and MFIC Alpha SPV LLC are wholly-owned special purpose vehicles which only hold investments of the underlying portfolio companies and have no other significant assets or liabilities. AIC SB Holdings LLC holds equity investments in Gainline Galaxy Holdings LLC. AP Surf Investments, LLC holds equity investments in Surf Opco, LLC. AIC SHD Holdings LLC holds equity investments in both Carbonfree Chemicals Holdings, LLC and Carbonfree Chemicals SA, LLC. MFIC Alpha SPV LLC holds investments in Avid Bioservices.
(17)
Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of March 31, 2025, non-qualifying assets represented approximately 8.5% of the total assets of the Company.
(18)
The maturity date for these investments is expected to be extended past March 31, 2025. The final terms of the extension are still under negotiation between the Company and the respective portfolio company.
(19)
In addition to the interest earned based on the stated rate of this loan, the Company may be entitled to receive additional interest as a result of its arrangement with other lenders in a syndication.
(20)
As of March 31, 2025, there were letters of credit issued and outstanding through the Company under this first lien senior secured revolving loan.
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

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

(23)
As of March 31, 2025, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 8 to the consolidated financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit **	Undrawn Commitment
ACP Avenu Buyer, LLC	$3,999	$167	$—	$3,832
AGDATA Midco, LLC	2,334	—	—	2,334
AMI Buyer, Inc.	1,905	320	—	1,585
Accelerate360 Holdings, LLC	2,544	1,382	—	1,162
Accelevation LLC	5,769	286	—	5,483
Acentra Holdings, LLC (fka CNSI Holdings, LLC)	2,000	533	—	1,467
Alcami Corporation	1,096	82	—	1,014
Alcresta Therapeutics Inc.	7,529	—	—	7,529
All Star Recruiting Locums, LLC	3,043	326	—	2,717
Alpinex Opco, LLC	1,489	1,102	—	387
American Restoration Holdings, LLC	11,542	713	—	10,829
Anaplan, Inc.	699	—	—	699
Aspen Aerogels, Inc.	100	37	—	63
Athlete Buyer, LLC	5,407	3,201	214	1,992
August Bioservices, LLC	500	—	—	500
Banner Buyer, LLC	1,935	3	—	1,932
Beacon Mobility Corp.	59,145	780	4,942	53,423
Berner Food & Beverage, LLC	2,881	807	—	2,074
Biamp	120	—	4	116
Bingo Group Buyer, Inc.	2,973	25	—	2,948
Bullcave Limited	5,526	2,947	—	2,579
BusPatrol Holdco	4,833	300	—	4,533
CI (MG) GROUP, LLC	11,027	—	—	11,027
CRS Holdings, Inc.	8,000	—	125	7,875
CSC Holdings, LLC	100	81	—	19
Camin Cargo Control Holdings, Inc.	4,000	763	—	3,237
Cave Enterprises Operations, LLC	1,333	—	—	1,333
Celerion Buyer, Inc.	1,918	—	—	1,918
Cerus Corporation	5,000	1,097	—	3,903
Channelside AcquisitionCo, Inc. (fka Gruden Acquisition, Inc.)	396	—	117	279
ChyronHego US Holding Corporation	22,633	7,967	1,633	13,033
CircusTrix Holdings LLC	1,600	1,000	—	600
Club Car Wash Operating, LLC	5,875	1,625	—	4,250
Club Champion LLC	1,807	663	—	1,144
Colonnade Parent Inc (fka Naviga Inc.)	500	500	—	—
Cool Buyer, Inc.	6,667	909	240	5,518
Coretrust Purchasing Group LLC (HPG Enterprises LLC)	1,805	—	—	1,805
Crewline Buyer, Inc.	377	—	—	377
DCM Parent, LLC	2,326	—	—	2,326
DRS Holdings III, Inc.	1,483	—	—	1,483
Digital.ai Software Holdings, Inc.	2,419	—	—	2,419
Distinct Holdings Inc	1,758	439	—	1,319
Eagle Purchaser, Inc.	658	658	—	—
Eldrickco Limited*	905	459	—	446
EmpiRx Health LLC	909	—	227	682
Evergreen IX Borrower 2023, LLC	795	—	—	795
Evoriel*	847	—	—	847
ExactCare Parent, Inc.	1,967	—	—	1,967

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit **	Undrawn Commitment
Excelligence Learning Corporation	2,466	1,356	223	887
F&M Buyer LLC	8,099	—	—	8,099
Four Winds Interactive LLC	2,439	—	5	2,434
G Treasury SS LLC	1,659	42	—	1,617
G&A Partners Holding Company II, LLC	4,966	—	—	4,966
GAT-Airline Ground Support Inc	3,810	238	22	3,550
GI Apple Midco LLC	1,262	317	41	904
GS SEER Group Borrower LLC	786	—	—	786
Gabriel Partners, LLC	665	664	—	1
Gateway US Holdings, Inc.	1,416	—	—	1,416
Generator Buyer, Inc.*	3,360	—	39	3,321
Genius Bidco LLC	6,160	155	77	5,928
Go Car Wash Management Corp.	417	—	—	417
Graffiti Buyer, Inc.	4,973	436	—	4,537
Green Grass Foods, Inc.	1,250	—	—	1,250
Guernsey Holdings SDI LA LLC	1,167	—	—	1,167
HALO Buyer, Inc	1,304	65	4	1,235
HEF Safety Ultimate Holdings, LLC	7,500	710	—	6,790
HRO (Hero Digital) Holdings, LLC	2,605	2,571	31	3
Health Management Associates Superholdings, Inc.	484	121	5	358
Heniff Holdco, LLC	3,925	3,369	164	392
Heritage Environmental Services, Inc.	242	—	4	238
High Street Buyer, Inc.	2,203	—	—	2,203
Hive Intermediate, LLC	2,326	843	—	1,483
HomeRenew Buyer, Inc.	2,233	2,233	—	—
IOTA HOLDINGS 3	4,825	68	—	4,757
IQN Holding Corp.	321	182	—	139
IW Buyer LLC	393	—	9	384
Ironhorse Purchaser, LLC	1,932	72	15	1,845
JF Acquisition, LLC	1,569	879	—	690
Jacent Strategic Merchandising	3,500	1,564	—	1,936
KL Charlie Acquisition Company	8,612	—	—	8,612
Kauffman Intermediate, LLC	1,286	1,278	—	8
Kure Pain Holdings, Inc.	2,654	1,062	—	1,592
LS Clinical Services Holdings, Inc.	1,875	1,641	—	234
Lash OpCo, LLC	1,695	1,695	—	—
LendingPoint LLC	17,079	2,068	—	15,011
Lifelong Learner Holdings, LLC	597	541	—	56
Litify LLC	833	—	—	833
Lotus Topco Inc.	2,059	—	—	2,059
Lunar Buyer, LLC	10,909	1,455	—	9,454
M&M OPCO, LLC	238	—	—	238
MGP Holdings III Corp.	2,435	340	—	2,095
Marlin DTC-LS Midco 2, LLC	685	—	—	685
Maxor National Pharmacy Services, LLC	1,530	—	—	1,530
Medical Guardian, LLC	3,810	—	—	3,810
Megavolt Borrower, LLC	833	200	—	633
Merx Aviation Finance, LLC	59,575	59,575	—	—
Midwest Vision Partners Management, LLC	612	612	—	—
Mobile Communications America, Inc.	7,511	—	—	7,511
Momentx Corporation	1,257	1,257	—	—
Munson Buffalo Restaurant Group LLC	947	—	—	947
NCP-MSI Buyer	4,167	689	—	3,478
NPPI Buyer, LLC	7,895	474	—	7,421
Natus Sensory, Inc.	4,150	—	—	4,150

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit **	Undrawn Commitment
New Era Technology, Inc.	1,732	1,732	—	—
Norvax, LLC	1,591	539	—	1,052
OMH-Healthedge Holdings, Inc.	1,075	—	—	1,075
Olympus Terminals Holdco II LLC	6,373	—	1,632	4,741
Omada Health, Inc.	1,550	5	—	1,545
Origami Opportunities Fund III, L.P.	2,943	—	—	2,943
Orion Buyer, LLC	3,081	280	—	2,801
PARS Group LLC	952	—	—	952
PHOENIX YW BUYER, INC.	1,136	—	—	1,136
PHS Buyer, Inc.	2,000	1,458	—	542
PMA Parent Holdings, LLC	987	—	—	987
Pace Health Companies, LLC	1,399	—	118	1,281
Pai Middle Tier, LLC	3,500	—	—	3,500
Paladone Group Bidco Limited	1,412	471	—	941
Paladone Group Bidco Limited*	456	243	—	213
Patriot Foods Buyer, Inc.	750	—	—	750
Pave America Interco, LLC (f/k/a Pavement Partners Interco, LLC)	6,365	1,040	—	5,325
Pavement Preservation Acquisition, LLC	1,293	—	—	1,293
Peer Advisors, LLC	2,883	—	—	2,883
Poly-Wood, LLC	818	120	—	698
Precision Refrigeration & Air Conditioning LLC	2,273	1,932	—	341
Pro-Vigil Holding Company, LLC	1,553	—	—	1,553
Project Comfort Buyer, Inc.	1,731	—	—	1,731
Protein For Pets Opco, LLC	896	—	—	896
Purchasing Power Funding I, LLC	9,113	3,220	—	5,893
R.F. Fager Company, LLC	2,063	16	—	2,047
RHI Acquisition LLC	2,495	—	—	2,495
Rarebreed Veterinary Partners, Inc.	12,045	—	5	12,040
Regis Corporation	4,167	721	833	2,613
Riverbed Technology, Inc.	160	—	—	160
RoC Holdco LLC	2,195	—	—	2,195
Ronnoco Holdings, Inc.	2,172	—	—	2,172
Roscoe Medical, Inc	492	492	—	—
SEV Intermediate Holdco, LLC	1,667	467	—	1,200
Saffron Bidco Ltd*	7,945	—	—	7,945
Shelby 2021 Holdings Corp.	896	—	—	896
Sigma Buyer LLC	1,500	700	—	800
Simeio Group Holdings, Inc.	884	884	—	—
Smith Topco, Inc.	1,128	—	—	1,128
Space Finco, Inc.	14,362	—	—	14,362
Sperry Acquisition, LLC	3,077	—	—	3,077
Surf Opco, LLC	23,333	16,472	667	6,194
TCW Midco LLC	3,833	—	—	3,833
TELA Bio, Inc.	3,333	—	—	3,333
THLP CO. LLC	4,494	2,480	213	1,801
TS Investors, LLC	2,796	—	—	2,796
Tasty Chick'n LLC	7,614	—	—	7,614
TeamLINX Buyer, LLC	1,429	—	—	1,429
Telesoft Holdings, LLC	2,273	530	—	1,743
TerSera Therapeutics LLC	1,395	—	—	1,395
Texada Software LLC	1,026	—	—	1,026
The North Highland Company LLC	1,935	387	—	1,548
Thomas Scientific, LLC	3,006	2,265	296	445
Traffic Management Solutions, LLC	1,583	—	—	1,583
Treace Medical Concepts, Inc.	11,750	400	—	11,350

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit **	Undrawn Commitment
Trench Plate Rental Co.	1,818	1,645	125	48
Trillium Health Care Products Inc.	1,875	875	—	1,000
Truck-Lite Co., LLC	363	18	6	339
Turbo Buyer, Inc.	923	692	—	231
US MetalCo Holdings LLC	1,320	—	—	1,320
USLS Acquisition, Inc.	2,979	844	73	2,062
Ultra Clean Holdco LLC	6,964	—	—	6,964
Unchained Labs, LLC	726	—	—	726
Uniguest Holdings, Inc	5,159	—	—	5,159
Uplight, Inc.	1,000	—	—	1,000
Village Pet Care, LLC	5,050	803	—	4,247
Vixxo Corporation	1,250	—	—	1,250
Vybond Buyer, LLC	7,666	—	—	7,666
WC ORS Buyer, Inc.	7,512	1,303	—	6,209
WH BorrowerCo, LLC	8,145	583	—	7,562
WelldyneRX, LLC	1,923	—	—	1,923
WildBrain Ltd.	1,446	72	—	1,374
Zafin Labs Americas Incorporated	3,333	—	—	3,333
Zendesk, Inc.	2,604	—	4	2,600
Zephyr Buyer, L.P.	3,952	—	—	3,952
Total Commitments	$688,893	$161,633	$12,113	$515,147

* These investments are in a foreign currency and the total commitment has been converted to USD using the March 31, 2025 exchange rate.

** For all letters of credit issued and outstanding on March 31, 2025, $11,192 expired in 2025, $258 will expire in 2026, $296 will expire in 2027, $214 will expire in 2029 and $169 will expire in 2030.

(24)
Securities that are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2025, the aggregate fair value of these securities is $172,782 or 12% of the Company's net assets. The acquisition dates of the restricted securities are as follows:

Issuer	Investment Type	Acquisition Date
1244311 B.C. Ltd.	Common Equity - Common Stock	9/30/2020
Acosta Holdings Corp.*	Preferred Equity - Preferred Equity	7/22/2024
Acosta Holdings Corp.*	Common Equity - Common Stock	7/22/2024
Anuvu Corp. (fka GEE Acquisition Holdings Corp.)*	Common Equity - Common Stock	7/22/2024
Arrivia, Inc. (International Cruise & Excursion Gallery, Inc)	Common Equity - Membership Interests	12/31/2024
BSP-TS, LP	Preferred Equity - Preferred Equity	12/23/2024
Carbonfree Chemicals Holdings LLC	Common Equity - Common Equity / Interest	11/1/2019
Carestream Health Holdings, Inc.*	Common Equity - Common Stock	7/22/2024
ChyronHego Corporation	Preferred Equity - Preferred Equity	12/29/2020
Cool Acquisition Holdings, LP	Common Equity - Common Stock	10/31/2024
FC2 LLC	Common Equity - Common Stock	10/14/2022
Genius Bidco LLC	Common Equity - Common Stock	5/1/2024
Merx Aviation Finance, LLC	Common Equity - Membership Interests	9/1/2022
PAI Co-Investor FT Aggregator LLC	Common Equity - Common Stock	2/13/2025
RMCF V CIV L, L.P.	Common Equity - Common Stock	9/5/2024
Ronnoco Holdings, Inc.	Common Equity - Common Stock	3/17/2025
SMC IR Holdings, LLC	Common Equity - Common Stock	12/24/2024
Space Parent, LP	Preferred Equity - Preferred Equity	2/5/2025
Space Parent, LP	Common Equity - Common Stock	2/5/2025
Sperry Parent Holdings, L.P.	Common Equity - Common Stock	2/3/2025
SPS Commerce, Inc.	Common Equity - Common Stock	2/10/2025
Surf Opco, LLC	Common Equity - Membership Interests	3/17/2021
Surf Opco, LLC	Preferred Equity - Class P-1 Preferred	3/17/2021
Third Lane Mobility Inc.	Common Equity - Common Stock	3/22/2024
Third Lane Mobility Inc.	Warrants - Warrants	1/31/2025
TVG Orion Blocker, Inc.	Common Equity - Common Stock	7/18/2024
WC ORS Holdings, L.P.	Common Equity - Common Stock	8/7/2024

*Securities acquired as part of the AFT and AIF mergers on July 22, 2024.

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

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
(28)
The interest rate on these loans is subject to Prime, which as of March 31, 2025 was 7.50%.
(29)
The interest rate on these loans is subject to SONIA, which as of March 31, 2025 was 4.46%.
(30)
The interest rate on these loans is subject to 1 month SOFR, which as of March 31, 2025 was 4.32%.
(31)
The interest rate on these loans is subject to 3 months SOFR, which as of March 31, 2025 was 4.29%.
(32)
The interest rate on these loans is subject to 6 months SOFR, which as of March 31, 2025 was 4.19%.
(33)
The interest rate on these loans is subject to 1 month CORRA, which as of March 31, 2025 was 2.72%.
(34)
The interest rate on these loans is subject to 3 months EURIBOR, which as of March 31, 2025 was 2.34%.
(35)
The interest rate on these loans is subject to 6 months EURIBOR, which as of March 31, 2025 was 2.34%.
(36)
This security is included in the Cash and Cash Equivalents on the Consolidated Statements of Assets and Liabilities.

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

(37)
The following shows the composition of the Company’s portfolio at cost by control designation, investment type and industry as of March 31, 2025:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Non-Controlled / Non-Affiliated Investments
Aerospace & Defense	$6,790	$—	$—	$—	$—	$99	$—	$6,889
Air Freight & Logistics	24,190	—	—	—	—	—	—	24,190
Automobile Components	16,536	—	—	—	—	24,206	—	40,742
Beverages	5,217	—	—	—	—	100	—	5,317
Biotechnology	18,001	—	—	—	333	—	389	18,723
Building Products	20,520	—	—	—	—	—	—	20,520
Chemicals	34,191	—	—	—	—	—	—	34,191
Commercial Services & Supplies	115,624	—	2,672	—	—	12,232	576	131,104
Communications Equipment	21,186	2,912	—	—	—	108	—	24,206
Construction & Engineering	145,839	—	—	—	—	300	—	146,139
Consumer Staples Distribution & Retail	38,396	—	—	—	—	169	—	38,565
Containers & Packaging	45,496	—	—	—	—	—	—	45,496
Diversified Consumer Services	179,438	—	—	—	—	732	—	180,170
Diversified Telecommunication Services	1,018	—	1,426	—	—	—	—	2,444
Electric Utilities	4,280	—	—	—	—	—	—	4,280
Electrical Equipment	15,704	—	—	—	—	—	—	15,704
Electronic Equipment, Instruments & Components	27,926	—	—	—	—	—	—	27,926
Energy Equipment & Services	14,488	—	—	—	—	—	—	14,488
Entertainment	13,129	—	—	—	—	—	—	13,129
Financial Services	145,537	—	—	15,026	534	17,126	—	178,223
Food Products	77,080	—	—	—	459	1,775	—	79,314
Ground Transportation	91,147	—	—	—	—	—	—	91,147
Health Care Equipment & Supplies	116,334	—	—	—	—	1,426	—	117,760
Health Care Providers & Services	296,301	—	—	—	75	318	—	296,694
Health Care Technology	36,326	152	—	—	—	—	—	36,478
Hotels, Restaurants & Leisure	95,239	—	—	—	—	—	—	95,239
Household Durables	2,215	—	—	—	—	—	—	2,215
Independent Power & Renewable Electricity Producers	7,231	—	—	—	5,623	4	—	12,858
Insurance	66,236	—	—	—	—	—	—	66,236
Interactive Media & Services	30,194	7,703	—	—	—	—	—	37,897

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
IT Services	$94,179	$—	$—	$—	$—	$77	$—	$94,256
Leisure Products	70,854	—	—	—	492	94	—	71,440
Life Sciences Tools & Services	41,469	—	—	—	—	—	—	41,469
Machinery	39,257	—	—	—	—	—	—	39,257
Media	42,214	—	—	—	473	290	—	42,977
Paper & Forest Products	14,779	—	—	—	—	—	—	14,779
Personal Care Products	46,363	—	—	—	—	100	—	46,463
Pharmaceuticals	73,724	—	21	—	215	212	—	74,172
Professional Services	110,952	—	—	—	—	220	—	111,172
Real Estate Management & Development	6,777	—	—	—	—	—	—	6,777
Semiconductors & Semiconductor Equipment	10,720	—	—	—	—	—	—	10,720
Software	330,750	4,216	—	—	—	669	—	335,635
Specialty Retail	25,273	—	1,961	—	—	—	—	27,234
Technology Hardware, Storage & Peripherals	9,370	—	—	—	—	—	—	9,370
Textiles, Apparel & Luxury Goods	24,755	—	—	—	—	575	—	25,330
Trading Companies & Distributors	73,070	—	—	—	—	957	—	74,027
Transportation Infrastructure	16,063	—	—	—	—	—	—	16,063
Wireless Telecommunication Services	6,065	—	—	—	—	—	—	6,065
Total Non-Controlled / Non-Affiliated Investments	$2,748,443	$14,983	$6,080	$15,026	$8,204	$61,789	$965	$2,855,490
Non-Controlled / Affiliated Investments
Chemicals	$12,500	$—	$—	$—	$—	$56,505	$—	$69,005
Electronic Equipment, Instruments & Components	31,084	—	—	—	1,713	—	—	32,797
Financial Services	—	—	—	36,465	—	—	—	36,465
Ground Transportation	22,421	—	—	—	—	722	—	23,143
Hotels, Restaurants & Leisure	8,913	—	—	—	—	4,740	—	13,653
Leisure Products	—	—	—	—	—	1,000	—	1,000
Total Non-Controlled / Affiliated Investments	$74,918	$—	$—	$36,465	$1,713	$62,967	$—	$176,063
Controlled Investments
Passenger Airlines	$59,575	$—	$—	$—	$—	$146,500	$—	$206,075
Software	114,149	—	—	—	6,000	—	—	120,149
Total Controlled Investments	$173,724	$—	$—	$—	$6,000	$146,500	$—	$326,224
Total	$2,997,085	$14,983	$6,080	$51,491	$15,917	$271,256	$965	$3,357,777

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

(38)
The following shows the composition of the Company’s portfolio at fair value by control designation, investment type and industry as of March 31, 2025:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total	% of Net Assets
Non-Controlled / Non-Affiliated Investments
Aerospace & Defense	$6,788	$—	$—	$—	$—	$99	$—	$6,887	0.49%
Air Freight & Logistics	24,405	—	—	—	—	—	—	24,405	1.75%
Automobile Components	16,529	—	—	—	—	1,370	—	17,899	1.28%
Beverages	5,215	—	—	—	—	100	—	5,315	0.38%
Biotechnology	18,000	—	—	—	402	172	201	18,775	1.35%
Building Products	20,507	—	—	—	—	—	—	20,507	1.47%
Chemicals	34,422	—	—	—	—	—	—	34,422	2.47%
Commercial Services & Supplies	115,975	—	88	—	—	2,085	—	118,148	8.48%
Communications Equipment	18,990	34	—	—	—	118	—	19,142	1.37%
Construction & Engineering	135,356	—	—	—	—	78	—	135,434	9.72%
Consumer Staples Distribution & Retail	38,156	—	—	—	—	—	—	38,156	2.74%
Containers & Packaging	45,493	—	—	—	—	—	—	45,493	3.27%
Diversified Consumer Services	179,553	—	—	—	—	1,312	—	180,865	12.99%
Diversified Telecommunication Services	1,024	—	1,457	—	—	—	—	2,481	0.18%
Electric Utilities	4,266	—	—	—	—	—	—	4,266	0.31%
Electrical Equipment	15,876	—	—	—	—	—	—	15,876	1.14%
Electronic Equipment, Instruments & Components	27,681	—	—	—	—	—	—	27,681	1.99%
Energy Equipment & Services	14,170	—	—	—	—	—	—	14,170	1.02%
Entertainment	13,139	—	—	—	—	—	—	13,139	0.94%
Financial Services	145,411	—	—	14,893	194	546	—	161,044	11.56%
Food Products	76,911	—	—	—	296	1,482	—	78,689	5.65%
Ground Transportation	90,965	—	—	—	—	—	—	90,965	6.53%
Health Care Equipment & Supplies	116,588	—	—	—	—	1,443	—	118,031	8.47%
Health Care Providers & Services	289,396	—	—	—	107	340	—	289,843	20.80%

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total	% of Net Assets
Health Care Technology	$35,927	$134	$—	$—	$—	$—	$—	$36,061	2.59%
Hotels, Restaurants & Leisure	94,993	—	—	—	—	—	—	94,993	6.82%
Household Durables	2,280	—	—	—	—	—	—	2,280	0.16%
Independent Power & Renewable Electricity Producers	1,914	—	—	—	—	—	—	1,914	0.14%
Insurance	66,121	—	—	—	—	—	—	66,121	4.75%
Interactive Media & Services	30,501	4,053	—	—	—	—	—	34,554	2.48%
IT Services	92,966	—	—	—	—	66	—	93,032	6.68%
Leisure Products	70,031	—	—	—	275	108	—	70,414	5.05%
Life Sciences Tools & Services	41,286	—	—	—	—	—	—	41,286	2.96%
Machinery	39,315	—	—	—	—	—	—	39,315	2.82%
Media	41,494	—	—	—	491	358	—	42,343	3.04%
Paper & Forest Products	14,775	—	—	—	—	—	—	14,775	1.06%
Personal Care Products	46,742	—	—	—	—	210	—	46,952	3.37%
Pharmaceuticals	74,135	—	21	—	226	223	—	74,605	5.35%
Professional Services	110,812	—	—	—	—	274	—	111,086	7.98%
Real Estate Management & Development	6,913	—	—	—	—	—	—	6,913	0.50%
Semiconductors & Semiconductor Equipment	11,044	—	—	—	—	—	—	11,044	0.79%
Software	326,252	4,124	—	—	—	1,163	—	331,539	23.80%
Specialty Retail	25,492	—	1,843	—	—	—	—	27,335	1.96%
Technology Hardware, Storage & Peripherals	9,379	—	—	—	—	—	—	9,379	0.67%
Textiles, Apparel & Luxury Goods	24,547	—	—	—	—	69	—	24,616	1.77%
Trading Companies & Distributors	72,352	—	—	—	—	422	—	72,774	5.22%
Transportation Infrastructure	16,161	—	—	—	—	—	—	16,161	1.16%
Wireless Telecommunication Services	5,635	—	—	—	—	—	—	5,635	0.40%
Total Non-Controlled / Non-Affiliated Investments	$2,715,883	$8,345	$3,409	$14,893	$1,991	$12,038	$201	$2,756,760	197.86%
% of Net Assets	194.93%	0.60%	0.24%	1.07%	0.14%	0.87%	0.02%	197.86%

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total	% of Net Assets
Non-Controlled / Affiliated Investments
Chemicals	$12,463	$—	$—	$—	$—	$18,824	$—	$31,287	2.24%
Electronic Equipment, Instruments & Components	25,962	—	—	—	2,633	95	—	28,690	2.05%
Financial Services	—	—	—	23,492	—	—	—	23,492	1.69%
Ground Transportation	22,667	—	—	—	—	714	14	23,395	1.68%
Hotels, Restaurants & Leisure	4,030	—	—	—	—	2,187	—	6,217	0.45%
Leisure Products	—	—	—	—	—	209	—	209	0.02%
Total Non-Controlled / Affiliated Investments	$65,122	$—	$—	$23,492	$2,633	$22,029	$14	$113,290	8.13%
% of Net Assets	4.67%	0.00%	0.00%	1.69%	0.19%	1.58%	0.00%	8.13%
Controlled Investments
Passenger Airlines	$59,575	$—	$—	$—	$—	$125,582	$—	$185,157	13.29%
Software	114,374	—	—	—	19,040	—	—	133,414	9.58%
Total Controlled Investments	$173,949	$—	$—	$—	$19,040	$125,582	$—	$318,571	22.87%
% of Net Assets	12.49%	0.00%	0.00%	0.00%	1.37%	9.01%	0.00%	22.87%
Total	$2,954,954	$8,345	$3,409	$38,385	$23,664	$159,649	$215	$3,188,621	228.87%
% of Net Assets	212.09%	0.60%	0.24%	2.76%	1.70%	11.46%	0.02%	228.87%

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry Classification	Percentage of Total Investments (at Fair Value) as of March 31, 2025
Software	14.6%
Health Care Providers & Services	9.0%
Passenger Airlines	5.8%
Financial Services	5.7%
Diversified Consumer Services	5.7%
Construction & Engineering	4.2%
Commercial Services & Supplies	3.7%
Health Care Equipment & Supplies	3.7%
Ground Transportation	3.6%
Professional Services	3.5%
Hotels, Restaurants & Leisure	3.2%
IT Services	2.9%
Food Products	2.5%
Pharmaceuticals	2.3%
Trading Companies & Distributors	2.3%
Leisure Products	2.2%
Insurance	2.1%
Chemicals	2.1%
Electronic Equipment, Instruments & Components	1.8%
Personal Care Products	1.5%
Containers & Packaging	1.4%
Media	1.3%
Life Sciences Tools & Services	1.3%
Machinery	1.2%
Consumer Staples Distribution & Retail	1.2%
Health Care Technology	1.1%
Interactive Media & Services	1.1%
Specialty Retail	0.9%
Textiles, Apparel & Luxury Goods	0.8%
Air Freight & Logistics	0.8%
Building Products	0.6%
Communications Equipment	0.6%
Biotechnology	0.6%
Automobile Components	0.6%
Transportation Infrastructure	0.5%
Electrical Equipment	0.5%
Paper & Forest Products	0.5%
Energy Equipment & Services	0.4%
Entertainment	0.4%
Semiconductors & Semiconductor Equipment	0.3%
Technology Hardware, Storage & Peripherals	0.3%
Real Estate Management & Development	0.2%
Aerospace & Defense	0.2%
Wireless Telecommunication Services	0.2%
Beverages	0.2%
Electric Utilities	0.1%
Diversified Telecommunication Services	0.1%
Household Durables	0.1%
Independent Power & Renewable Electricity Producers	0.1%
Total Investments	100.0%

The Company has transitioned its industry classification from the Moody’s Industries System to the Global Industry Classification System or GICS effective for the period ending March 31, 2025.

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

See notes to the consolidated financial statements.

101

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 1. Organization

MidCap Financial Investment Corporation (the “Company,” “MFIC,” “we,” “us,” or “our”), a Maryland corporation incorporated on February 2, 2004, is a closed-end, externally managed, diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We commenced operations on April 8, 2004 receiving net proceeds of $870,000 from our initial public offering by selling 62 million shares of common stock at a price of $15.00 per share (20.7 million shares at a price of $45.00 per share adjusted for the one-for-three reverse stock split). Since then, and through March 31, 2025, we have raised approximately $2,240,067 in net proceeds from additional offerings of common stock, including the Mergers with AFT and AIF (see Note 10 “Mergers with AFT and AIF” for additional information), and repurchased common stock for $254,186.

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

Our investment objective is to generate current income and, to a lesser extent, long-term capital appreciation. We primarily invest in directly originated and privately negotiated first lien senior secured loans to privately held U.S. middle-market companies, which the Company generally defines as companies with less than $75 million in earnings before interest, taxes, depreciation and amortization (“EBITDA”), as may be adjusted for market disruptions, mergers and acquisitions-related charges and synergies, and other items. To a lesser extent, we may invest in other types of securities including first lien unitranche, second lien senior secured, unsecured, subordinated, and mezzanine loans, and equities in both private and public middle market companies.

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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

As of March 31, 2025 the Company's consolidated subsidiaries were MFIC Bethesda CLO 1 LLC, Bethesda CLO 1 Depositor LLC, MFIC Bethesda CLO 2 LLC, Bethesda CLO 2 Depositor LLC, MFIC Amplify SPV LLC, MFIC Lender LLC, MFIC Hera SPV LLC, MFIC Omada SPV LLC, MFIC Alpha SPV LLC, MFIC Poseidon SPV LLC and MFIC Transformer SPV LLC.

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

Cash and cash equivalents are carried at cost which approximates fair value. Cash and cash equivalents held as of March 31, 2025 was $83,703. Cash and cash equivalents held as of December 31, 2024 was $74,357.

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

As of March 31, 2025, the Company held certain foreign currency forward contracts with a fair market value of $33. The Company did not hold any derivative contracts as of December 31, 2024.

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

3.
The Investment Adviser discusses valuations and determines in good faith the fair value of each investment in our portfolio based on the input of the applicable independent valuation firm; and
4.
For Level 3 investments entered into within the current quarter, the cost (purchase price adjusted for accreted original issue discount/amortized premium) or any recent comparable trade activity on the security investment shall be considered to reasonably approximate the fair value of the investment, provided that no material change has since occurred in the issuer’s business, significant inputs or the relevant environment.

Investments determined by these valuation procedures which have a fair value of less than $1 million during the prior fiscal quarter may be valued based on inputs identified by the Investment Adviser without the necessity of obtaining valuation from an independent valuation firm, if once annually an independent valuation firm using the procedures described herein provides an independent assessment of value. Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. During the three months ended March 31, 2025, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts to reduce the Company's exposure to fluctuations in the value of foreign currencies. In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another at a pre-determined price at a future date. Foreign currency forward contracts are marked-to-market at the applicable forward rate. Unrealized appreciation (depreciation) on foreign currency forward contracts are recorded within derivative assets or derivative liabilities on the Consolidated Statements of Assets and Liabilities by counterparty on a net basis, not taking into account collateral posted which is recorded separately, if applicable. Purchases and settlements of foreign currency forward contracts having the same settlement date and counterparty are generally settled net and any realized gains or losses are recognized on the settlement date. The Company does not utilize hedge accounting with respect to foreign currency forward contracts and as such, the Company recognizes its foreign currency forward contracts at fair value with changes included in the net unrealized appreciation (depreciation) on the Consolidated Statements of Operations.

Offsetting Assets and Liabilities

The Company has elected not to offset cash collateral against the fair value of derivative contracts. The fair values of these derivatives are presented on a gross basis, even when derivatives are subject to master netting agreements.

As of March 31, 2025, the Company held certain foreign currency forward contracts with a fair market value of $33. The Company did not hold any derivatives as of December 31, 2024.

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

Federal and State Income Taxes

We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must (among other requirements) meet certain source-of-income and asset diversification requirements and timely distribute to its stockholders at least 90% of its investment company taxable income as defined by the Code, for each year. The Company (among other requirements) has made and intends to continue to make the requisite distributions to its stockholders, which will generally relieve the Company from corporate-level income taxes. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to stockholders through March 31, 2025 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ending December 31, 2025. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividend and distributions and other permanent book and tax difference are reclassified to paid-in capital.

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

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the consolidated financial statements. As of March 31, 2025, there were no uncertain tax positions and no amounts accrued for interest or penalties. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal.

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

For accounting purposes only, we are required under GAAP to accrue a theoretical capital gains incentive fee based upon net realized capital gains and unrealized capital gain and loss on investments held at the end of each period. The accrual of this theoretical capital gains incentive fee assumes all unrealized capital gain and loss is realized in order to reflect a theoretical capital gains incentive fee that would be payable to the Investment Adviser at each measurement date. There was no accrual for theoretical capital gains incentive fee for the three months ended March 31, 2025 and 2024. It should be noted that a fee so calculated and accrued would not be payable under the Investment Advisers Act of 1940 (the “Advisers Act”) or the investment advisory management agreement, and would not be paid based upon such computation of capital gains incentive fees in subsequent periods. Amounts actually paid to the Investment Adviser will be consistent with the Advisers Act and formula reflected in the investment advisory management agreement which specifically excludes consideration of unrealized capital gain.

For the three months ended March 31, 2025 and 2024, the Company recognized $6,061 and $4,386, respectively, of management fees, and $6,433 and $6,038, respectively, of incentive fees before impact of waived fees. For the three months ended March 31, 2025 and 2024, no management fees and no incentive fees were waived.

As of March 31, 2025 management and performance-based incentive fees payable were $6,061 and $6,433, respectively. As of December 31, 2024, management and performance-based incentive fees payable were $6,247 and $5,336, respectively.

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

There was no management fee and performance-based incentive fee offset for the three months ended March 31, 2025, respectively. For the three months ended March 31, 2024, management fee and performance-based incentive fee offset was $0.

Administration Agreement with AIA

The Company has also entered into an administration agreement with the Administrator (the “Administration Agreement”) under which AIA provides administrative services for the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator and requested to be reimbursed by the Administrator in performing its obligations under the Administration Agreement. The expenses include rent and the Company’s allocable portion of compensation and other related expenses for its Chief Financial Officer, Chief Legal Officer and Chief Compliance Officer and their respective staffs. For the three months ended March 31, 2025 and 2024, the Company recognized administrative services expense under the Administration Agreement of $1,016 and $1,223, respectively. There was no amount payable to AIA and its affiliates for expenses paid on our behalf as of March 31, 2025 and December 31, 2024.

Administrative Service Expense Reimbursement

Merx Aviation Finance, LLC (“Merx”), a wholly-owned portfolio company of the Company, has entered into an administration agreement with the Administrator, as amended (the “Merx Administration Agreement”) under which AIA provides administrative services to Merx and several Merx managed entities for a quarterly fee of $250, effective as of January 1, 2025.

For the three months ended March 31, 2025 and 2024, the Company recognized administrative service expense reimbursements of $768 and $75, respectively, under the Merx Administration Agreement

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Debt Expense Reimbursements

The Company has also entered into debt expense reimbursement agreements with Merx and several other portfolio companies, which will reimburse the Company for reasonable out-of-pocket expenses incurred, including any interest, fees or other amounts incurred by the Company in connection with letters of credit issued on their behalf. For the three months ended March 31, 2025 and 2024, the Company recognized debt expense reimbursements of $38 and $93, respectively, under the debt expense reimbursement agreements.

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

As of March 31, 2025, the Company’s co-investment holdings were 84% of the portfolio or $2,668,475, measured at fair value. On a cost basis, 80% of the portfolio or $2,701,193 were co-investments. As of December 31, 2024, the Company’s co-investment holdings were 80% of the portfolio or $2,417,102, measured at fair value. On a cost basis, 77% of the portfolio or $2,448,523 were co-investments.

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

On September 1, 2022, $110,700 of the Merx first lien secured revolver held by the Company was converted into common equity. On September 30, 2023, Merx amended its credit agreement and the commitment of the Merx first lien secured revolver decreased to $100,000. The balance of the Merx revolver as of March 31, 2025 was $59,575 and as of December 31, 2024 was $59,575.

Sub-Servicing Agreement

On November 2, 2023, MFIC Bethesda CLO 1 LLC entered into a sub-servicing agreement with MidCap Financial Services, LLC (the “Sub-Servicing Agreement”), under which MidCap Financial Services, LLC provides management services to Bethesda CLO 1 Issuer in connection with the issuance of the Bethesda CLO 1 Notes. Under the Sub-Servicing Agreement, MFIC Bethesda CLO 1 LLC will pay MidCap Financial Services, LLC a fee in the amount of $100 on an annual basis. The Company paid $- and $41 to Midcap Financial Services, LLC during the three months ended March 31, 2025 and 2024, respectively.

On February 24, 2025, MFIC Bethesda CLO 2 LLC entered into a sub-servicing agreement with MidCap Financial Services, LLC (the “CLO2 Sub-Servicing Agreement”), under which MidCap Financial Services, LLC provides management services to Bethesda CLO 2 Issuer in connection with the issuance of the Bethesda CLO 2 Notes. Under the Sub-Servicing Agreement, MFIC Bethesda CLO 2 LLC will pay MidCap Financial Services, LLC a fee in the amount of $100 on an annual basis. The Company paid $- to Midcap Financial Services, LLC during the three months ended March 31, 2025.

Note 4. Earnings Per Share

The following table sets forth the computation of earnings (loss) per share (“EPS”), pursuant to ASC 260-10, for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Basic Earnings Per Share
Net increase (decrease) in net assets resulting from operations	$30,330	$25,489
Weighted average shares outstanding	93,677,003	65,253,275
Basic earnings (loss) per share	$0.32	$0.39

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 5. Investments

Fair Value Measurement and Disclosures

The following table shows the composition of our investment portfolio as of March 31, 2025, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$2,997,085	$2,954,954	$—	$58,230	$2,896,724
Second Lien Secured Debt	14,983	8,345	—	4,124	4,221
Unsecured Debt	6,080	3,409	—	3,300	109
Structured Products and Other	51,491	38,385	—	14,893	23,492
Preferred Equity	15,917	23,664	—	—	23,664
Common Equity/Interests	271,256	159,649	283	—	159,366
Warrants	965	215	—	—	215
Total Investments before Cash Equivalents	$3,357,777	$3,188,621	$283	$80,547	$3,107,791
Money Market Fund	$1,853	$1,853	$1,853	$—	$—
Total Cash Equivalents	$1,853	$1,853	$1,853	$—	$—
Total Investments after Cash Equivalents	$3,359,630	$3,190,474	$2,136	$80,547	$3,107,791
Foreign currency forward transactions	$—	$33	$—	$33	$—
Total Assets and Liabilities at Fair Value	$3,359,630	$3,190,507	$2,136	$80,580	$3,107,791

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

The following table shows changes in the fair value of our Level 3 investments during the three months ended March 31, 2025:

	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Fair value as of December 31, 2024	$2,676,253	$5,764	$117	$26,101	$24,831	$161,648	$136	$2,894,850
Net realized gains (losses)	1,434	—	—	—	—	1,979	—	3,413
Net change in unrealized gains (losses)	(2,089)	(1,549)	(8)	(431)	(1,017)	(368)	79	(5,383)
Net amortization on investments	1,687	—	—	—	—	—	—	1,687
Purchases, including capitalized PIK (3)	391,001	6	—	—	100	697	—	391,804
Sales (3)	(164,998)	—	—	(2,178)	(250)	(4,590)	—	(172,016)
Transfers out of Level 3 (1)	(6,564)	—	—	—	—	—	—	(6,564)
Transfers into Level 3 (1)	—	—	—	—	—	—	—	—
Fair value as of March 31, 2025	$2,896,724	$4,221	$109	$23,492	$23,664	$159,366	$215	$3,107,791

Net change in unrealized gains (losses) on Level 3 investments still held as of March 31, 2025	$(1,528)	$(4,533)	$65	$(431)	$(1,017)	$2,798	$79	$(4,567)
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
(2)
Includes unfunded commitments measured at fair value of $(5,105).
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
(2)
Includes unfunded commitments measured at fair value of (3,976).
(3)
Includes reorganizations and restructuring of investments.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of March 31, 2025 and December 31, 2024. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

The unobservable inputs used in the fair value measurement of our Level 3 investments as of March 31, 2025 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range		Weighted Average (1)
First Lien Secured Debt	$2,519,084	Yield Analysis	Discount Rate	4.1%	33.3%	11.3%
	123,436	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
	242,564	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	11,566	Market Comparable Technique	Comparable Multiple	0.4x	6.1x	3.2x
	74	Broker Quote	Broker Quote	N/A	N/A	N/A
Second Lien Secured Debt	4,053	Market Comparable Technique	Comparable Multiple	6.1x	6.1x	6.1x
	34	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
	134	Yield Analysis	Discount Rate	17.7%	17.7%	17.7%
Unsecured Debt	109	Market Comparable Technique	Comparable Multiple	4.3x	19.5x	7.2x
Structured Products and Other	23,492	Yield Analysis	Discount Rate	11.3%	12.9%	11.9%
Preferred Equity	23,350	Market Comparable Technique	Comparable Multiple	1.8x	17.5x	12.2x
	120	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	194	Yield Analysis	Discount Rate	14.0%	14.0%	14.0%
Common Equity/Interests	126,158	Yield Analysis	Discount Rate	9.6%	14.0%	9.6%
	18,824	Estimated Proceeds	Estimated Proceeds	N/A	N/A	N/A
	13,211	Market Comparable Technique	Comparable Multiple	0.7x	19.5x	9.7x
	150	Option Pricing Model	Expected Volatility	20.0%	85.0%	43.8%
	1,023	Recent Transaction	Recent Transaction	N/A	N/A	N/A
Warrants	201	Option Pricing Model	Expected Volatility	50.0%	50.0%	50.0%
	14	Market Comparable Technique	Comparable Multiple	4.3x	4.3x	7.2x
Total Level 3 Investments	$3,107,791

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

The significant unobservable inputs used in the fair value measurement of the Company’s debt and equity securities are primarily EBITDA comparable multiples and market discount rates. The Company typically uses EBITDA comparable multiples on its equity securities to determine the fair value of investments. The Company uses market discount rates for debt securities to determine if the effective yield on a debt security is commensurate with the market yields for that type of debt security. If a debt security’s effective yield is significantly less than the market yield for a similar debt security with a similar credit profile, the resulting fair value of the debt security may be lower. For certain investments where fair value is derived based on a recovery analysis, the Company uses underlying commodity prices from third party market pricing services to determine the fair value and/or recoverable amount, which represents the proceeds expected to be collected through asset sales or liquidation. Further, for certain investments, the Company also considered the probability of future events which are not in management’s control. Significant increases or decreases in any of these inputs in isolation would result in a significantly lower or higher fair value measurement. The significant unobservable inputs used in the fair value measurement of the structured products include the discount rate applied in the valuation models in addition to default and recovery rates applied to projected cash flows in the valuation models. Specifically, when a discounted cash flow model is used to determine fair value, the significant input used in the valuation model is the discount rate applied to present value the projected cash flows. Increases in the discount rate can significantly lower the fair value of an investment; conversely decreases in the discount rate can significantly increase the fair value of an investment. The discount rate is determined based on the market rates an investor would expect for a similar investment with similar risks. For certain investments such as warrants, the Company may use an option pricing technique, of which the applicable method is the Black-Scholes Option Pricing Method (“BSM”), to perform valuations. The BSM is a model of price variation over time of financial instruments, such as equity, that is used to determine the price of call or put options. Various inputs are required but the primary unobservable input into the BSM model is the underlying asset volatility.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Investment Transactions

For the three months ended March 31, 2025 and 2024, purchases of investments on a trade date basis including all activities from the Mergers were $391,908 and 152,791, respectively.

For the three months ended March 31, 2025 and 2024, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $221,491 and $136,868, respectively.

PIK Income

The Company holds loans and other investments, including certain preferred equity investments, that have contractual PIK income. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. During the three months ended March 31, 2025 and 2024, PIK income earned was $3,521 and $2,029, respectively.

The following table shows the change in capitalized PIK balance for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
PIK balance at beginning of period	$36,655	$24,485
PIK income capitalized	4,055	2,349
Adjustments due to investments exited or written off	(922)	—
PIK income received in cash	—	—
PIK balance at end of period	$39,788	$26,834

Dividend Income on Collateralized Loan Obligations (“CLOs”) and Structured Finance Products

The Company holds structured finance products and other investments. The CLO equity investments and structured finance products are entitled to recurring distributions which are generally equal to the excess cash flow generated from the underlying investments after payment of the contractual payments to debt holders and fund expenses. The Company records as dividend income the acceptable yield from its beneficial interests in structured products such as CLOs based upon a number of cash flow assumptions that are subject to uncertainties and contingencies. During the three months ended March 31, 2025 and 2024, dividend income from structured products was $236 and $0, respectively.

Investments on Non-Accrual Status

As of March 31, 2025, 1.7% of total investments at amortized cost, or 0.9% of total investments at fair value, were on non-accrual status. As of December 31, 2024, 2.1% of total investments at amortized cost, or 1.3% of total investments at fair value, were on non-accrual status.

Derivative Instruments

In the normal course of business, the Company enters into derivative financial instruments to achieve certain risk management objectives, including managing its interest rate and foreign currency risk exposures.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Certain information related to the Company’s foreign currency forward contracts is presented below as of March 31, 2025.

Counterparty	Notional amount to be purchased	Notional amount to be sold		Settlement Date	Fair Value	Balance Sheet Location of Net Amounts
JP MORGAN CHASE BANK N.A	$2,877		€(2,636)	6/18/2025	14	Unrealized (appreciation) depreciation on foreign currency forward contracts
JP MORGAN CHASE BANK N.A	6,451		£(4,986)	6/18/2025	11	Unrealized (appreciation) depreciation on foreign currency forward contracts
JP MORGAN CHASE BANK N.A	1,447	C$	(2,062)	6/18/2025	9	Unrealized (appreciation) depreciation on foreign currency forward contracts
					$33

The Company’s foreign currency forward contracts are not designated in a qualifying hedge accounting relationship. Net realized and unrealized gains and losses for the three months ended March 31, 2025, for the Company’s foreign currency forward contracts, are in the following locations in the Consolidated Statement of Operations:

		Three Months Ended March 31,
Derivative Instrument	Financial Statement Location	2025	2024
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	$24	$-
		$24	$-

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

The Company’s outstanding debt obligations as of March 31, 2025 were as follows:

	Date Issued/ Amended	Total Aggregate Principal Amount Committed		Principal Amount Outstanding		Fair Value		Final Maturity Date
Senior Secured Facility	10/17/2024	$1,660,000	**	$1,105,982	*	$1,105,982	(1)	10/17/2029
MFIC Bethesda CLO 1 LLC Class A-1 Notes	11/2/2023	232,000		232,000		232,383	(2)	10/23/2035
MFIC Bethesda CLO 2 LLC Notes (Class A-1, Class A-2, Class B and Class C)	2/24/2025	399,000		399,000		397,885	(2)	1/23/2037
2026 Notes	7/16/2021	125,000		125,000		122,332	(2)	7/16/2026
2028 Notes	12/13/2023	80,000		80,000		81,696	(3)	12/15/2028
Total Debt Obligations		$2,496,000		$1,941,982		$1,940,278
Deferred Financing Costs and Debt Discount				(6,741)
Total Debt Obligations, net of Deferred Financing Cost and Debt Discount				$1,935,242

* Includes foreign currency debt obligations as outlined in Foreign Currency Transactions and Translations within this note to the consolidated financial statements.

** Between October 17, 2024 and December 22, 2024, total lender commitments were $1,815,000. As of March 31, 2025, total lender commitments were $1,660,000.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(1)
The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of March 31, 2025. The valuation is based on a yield analysis and discount rate commensurate with the market yields for similar types of debt.
(2)
The fair value of these debt obligations would be categorized as Level 2 under ASC 820 as of March 31, 2025. The valuation is based on broker quoted prices.
(3)
The fair value of these debt obligations would be categorized as Level 1 under ASC 820 as of March 31, 2025. The valuation is arrived using the closing price on exchange as on the relevant date.

The Company’s outstanding debt obligations as of December 31, 2024 were as follows:

	Date Issued/ Amended	Total Aggregate Principal Amount Committed		Principal Amount Outstanding		Fair Value		Final Maturity Date
Senior Secured Facility	10/17/2024	$1,660,000	**	$970,148	*	$970,148	(1)	10/17/2029
MFIC Bethesda CLO 1 LLC Class A-1 Notes	11/2/2023	232,000		232,000		232,812	(2)	10/23/2035
2025 Notes	3/3/2015	350,000		350,000		349,342	(2)	3/3/2025
2026 Notes	7/16/2021	125,000		125,000		120,918	(2)	7/16/2026
2028 Notes	12/13/2023	80,000		80,000		81,472	(3)	12/15/2028
Total Debt Obligations		$2,447,000		$1,757,148		$1,754,692
Deferred Financing Costs and Debt Discount				(5,527)
Total Debt Obligations, net of Deferred Financing Cost and Debt Discount				$1,751,621

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

The Senior Secured Facility also provides for the issuance of letters of credit up to an aggregate amount of $150,000. As of March 31, 2025 and December 31, 2024, the Company had $6,215 and $7,828, respectively, in standby letters of credit issued through the Senior Secured Facility. The amount available for borrowing under the Senior Secured Facility is reduced by any standby letters of credit issued through the Senior Secured Facility. Under GAAP, these letters of credit are considered commitments because no funding has been made and as such are not considered a liability. These letters of credit are not senior securities because they are not in the form of a typical financial guarantee and the portfolio companies are obligated to refund any drawn amounts. The available remaining capacity under the Senior Secured Facility was $547,803 and $682,024 as of March 31, 2025 and December 31, 2024, respectively. Terms used in this disclosure have the meanings set forth in the Senior Secured Facility agreement.

Senior Unsecured Notes

2025 Notes

On March 3, 2015, the Company issued $350,000 aggregate principal amount of senior unsecured notes for net proceeds of $343,650 (the “2025 Notes”). The 2025 Notes will mature on March 3, 2025. Interest on the 2025 Notes is due semi-annually on March 3 and September 3, at an annual rate of 5.25%, commencing on September 3, 2015. The 2025 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The Company paid off the 2025 Notes on March 3, 2025.

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

		March 31, 2025
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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

MFIC Bethesda CLO 2 LLC Debt Securitization

On February 24, 2025, the Company completed a $529.6 million CLO transaction, a form of secured financing incurred by Bethesda CLO 2 Issuer, an indirect wholly owned, consolidated subsidiary of the Company. The notes offered by Bethesda CLO 2 Issuer in connection with the CLO transaction consist of $304.5 million of AAA(sf) Senior Secured Floating Rate Notes due 2037, which bear interest at the three-month SOFR plus 1.48%, $21.0 million of AAA(sf) Senior Secured Floating Rate Notes due 2037, which bear interest at three-month SOFR plus 1.70%, $31.5 million of AA(sf) Class B Senior Secured Floating Rate Notes due 2037, which bear interest at three-month SOFR plus 1.85%, $42 million of A(sf) Class C Senior Secured Floating Rate Notes due 2037, which bear interest at three-month SOFR plus 2.30%, $31.5 million of Class D Senior Secured Floating Rate Notes due 2037, which bear interest at three-month SOFR plus 3.75% and $99.1 million of Subordinated notes due 2125, which do not bear interest. The notes offered in the CLO transaction are structured as follows:

Class	Par Amount ($ in millions)	% of Capital Structure	Coupon	Expected Rating (S&P/Fitch)	Price
Class A-1 Notes	$304.50	57.5%	3M SOFR + 1.48%	AAA/AAA	100.00%
Class A-2 Notes	21.00	4.0%	3M SOFR + 1.70%	AAA/NR	100.00%
Class B Notes	31.50	5.9%	3M SOFR + 1.85%	AA/NR	100.00%
Class C Notes	42.00	7.9%	3M SOFR + 2.30%	A/NR	100.00%
Class D Notes	31.50	5.9%	3M SOFR + 3.75%	BBB-/NR	100.00%
Subordinated Notes	99.10	18.7%	N/A	NR	100.00%
Total	$529.60

The CLO transaction is backed by a diversified portfolio of middle-market commercial loans, which Bethesda CLO 2 Issuer purchased from the Company pursuant to a loan sale agreement entered into on February 24, 2025, using the proceeds of the CLO transaction. The Company retained all Class D Notes and all Subordinated Notes and the proceeds from the CLO transaction were used to repay borrowings under the Company’s Facility. The Company serves as collateral manager to Bethesda CLO 2 Issuer, Citigroup Global Markets Inc. acted as initial purchaser and Apollo Global Securities, LLC acted as placement agent.

The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Average debt outstanding	$1,807,602	$1,370,740
Maximum amount of debt outstanding (2)	2,325,684	1,461,563

Weighted average annualized interest cost (1)	6.42%	7.09%
Annualized amortized debt issuance cost	0.41%	0.56%
Total annualized interest cost	6.83%	7.65%

________________

(1)
Includes the stated interest expense and commitment fees on the unused portion of the Senior Secured Facility. Commitment fees for the three months ended March 31, 2025 and 2024 were $632 and $1,039, respectively.
(2)
The maximum amount of debt outstanding during the three months ended March 31, 2025 is inclusive of $399 million of Class A1, Class A2, Class B, and Class C Notes of MFIC Bethesda CLO 2 that were sold on February 24, 2025. The Company used the proceeds received to repay borrowings under its Senior Secured Facility on February 25, 2025, the day following the closing of MFIC Bethesda CLO 2.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Foreign Currency Transactions and Translations

The Company had the following foreign-denominated debt outstanding on the Senior Secured Facility as of March 31, 2025:

	Original Principal Amount (Local)		Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
British Pound		£17,700	$22,058	$22,865	$(807)	4/30/2025
European Euro		€2,700	2,991	2,920	71	4/30/2025
Canadian Dollar	C$	12,800	9,304	8,897	407	4/30/2025
Total			$34,353	$34,682	$(329)

The Company had the following foreign-denominated debt outstanding on the Senior Secured Facility as of December 31, 2024:

	Original Principal Amount (Local)		Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
British Pound		£17,700	$22,058	$22,153	$(95)	1/31/2025
European Euro		€2,700	2,991	2,796	195	1/31/2025
Canadian Dollar	C$	12,800	9,304	8,899	405	1/31/2025
Total			$34,353	$33,848	$505

As of March 31, 2025 and December 31, 2024, the Company was in compliance with all debt covenants for all outstanding debt obligations.

Note 7. Stockholders’ Equity

The Company adopted the following plans, approved by the Board, for the purpose of repurchasing its common stock in accordance with applicable rules specified in the Securities Exchange Act of 1934 (the “1934 Act”) (the “Repurchase Plans”):

Date of Agreement/Amendment	Maximum Cost of Shares That May Be Repurchased	Cost of Shares Repurchased	Remaining Cost of Shares That May Be Repurchased
August 5, 2015	$50,000	$50,000	$—
December 14, 2015	50,000	50,000	—
September 14, 2016	50,000	50,000	—
October 30, 2018	50,000	50,000	—
February 6, 2019	50,000	50,000	—
February 3, 2022	25,000	4,186	20,814
Total as of March 31, 2025	$275,000	$254,186	$20,814

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

During the three months ended March 31, 2025, the Company repurchased 476,656 shares at a weighted average price per share of $12.75, inclusive of commissions, for a total cost of $6,079. This represents a discount of approximately 14.72% of the average net asset value per share for the three months ended March 31, 2025.

During the three months ended March 31, 2024, the Company did not repurchase any shares.

Since the inception of the Repurchase Plans through March 31, 2025, the Company repurchased 16,069,776 shares at a weighted average price per share of $15.82, inclusive of commissions, for a total cost of $254,186. Including fractional shares, the Company has repurchased 16,069,806 shares at a weighted average price per share of $15.82, inclusive of commissions for a total cost of $254,186.

On October 30, 2018, the Company’s Board approved a one-for-three reverse stock split of the Company’s common stock which was effective as of the close of business on November 30, 2018 (the "Reverse Stock Split"). The Company's common stock began trading on a split-adjusted basis on December 3, 2018. The fractional shares that resulted from the Reverse Stock Split were approximately 29 shares and they were canceled by paying cash in lieu of the fair value.

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

On August 13, 2024, the Company entered into (i) an equity distribution agreement by and among the Company, the Investment Adviser, the Administrator and Truist Securities, Inc. (“Truist”) and (ii) an equity distribution agreement by and among the Company, the Investment Adviser, the Administrator and Jefferies LLC (“Jefferies,” and together with Truist, the “Sales Agents”). The equity distribution agreements with the Sales Agents described in the preceding sentence are collectively referred to herein as the “Equity Distribution Agreements.” The Equity Distribution Agreements provided that the Company may from time to time issue and sell shares of its common stock, par value $0.001 per share (“Shares”), having an aggregate offering price of up to $200,000, through the Sales Agents, or to them as principal for their own respective accounts. Sales of the shares, if any, may be made in transactions that are deemed to be an “at the market” (“ATM”) offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, including without limitation sales made directly on or through the NASDAQ Global Select Market, sales made to or through market makers and sales made through any other existing trading market or electronic communications network, and by any other method permitted by law, including but not limited to privately negotiated transactions, which may include block trades, as the Company and the Sales Agents may agree. The Sales Agents will receive a commission from the Company up to 1.5% of the gross sales price of any Shares sold through the Sales Agents under the Equity Distribution Agreements. The Company may from time to time issue and sell shares of its common stock through public or ATM offerings. For the three months ended March 31, 2025, there were no shares issued through ATM offerings.

Note 8. Commitments and Contingencies

The Company has various commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of March 31, 2025, and December 31, 2024, the Company had the following unfunded commitments to its portfolio companies:

	March 31, 2025	December 31, 2024
Unfunded revolver obligations and bridge loan commitments (1)	$261,406	$233,293
Standby letters of credit issued and outstanding (2)	12,112	11,381
Unfunded delayed draw loan commitments (including commitments with performance thresholds not met) (3)	253,741	240,984
Total Unfunded Commitments (4)	$527,259	$485,658

(1)
The unfunded revolver obligations may or may not be funded to the borrowing party in the future. The amounts relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of March 31, 2025 and December 31, 2024, subject to the terms of each loan’s respective credit agreements which includes borrowing covenants that need to be met prior to funding. As of March 31, 2025 and December 31, 2024, the bridge loan commitments included in the balances were $0 and $0, respectively.
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
(4)
The Company also had an unfunded revolver commitment to its fully controlled affiliate Merx Aviation Finance, LLC of $50,752 and $40,425 as of March 31, 2025 and December 31, 2024, respectively. Given the Company’s controlling interest, the timing and the amount of the funding has not been determined.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 9. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,	Three Months Ended March 31,
	2025	2024
Per Share Data*
Net asset value at beginning of period	$14.98	$15.41
Net investment income (1)	0.37	0.44
Net realized and change in unrealized gains (losses) (1)	(0.05)	(0.05)
Net increase in net assets resulting from operations	0.32	0.39
Distribution of net investment income (2)	(0.38)	(0.38)
Distribution of return of capital (2)	—	—
Accretion due to share repurchases	0.01	—
Net asset value at end of period	$14.93	$15.42

Per share market value at end of period	$12.86	$15.04
Total return (3)	(1.93%)	12.71%
Shares outstanding at end of period	93,303,622	65,253,275
Weighted average shares outstanding	93,677,003	65,253,275

Ratio/Supplemental Data
Net assets at end of period (in millions)	$1,393.3	$1,006.0
Annualized ratio of operating expenses to average net assets (4)(5)	4.04%	5.48%
Annualized ratio of interest and other debt expenses to average net assets (5)	8.83%	10.43%
Annualized ratio of total expenses to average net assets (4)(5)	12.88%	15.91%
Annualized ratio of net investment income to average net assets (5)	9.94%	11.42%
Average debt outstanding (in millions)	$1,807.6	$1,370.7
Average debt per share	$19.30	$21.01
Annualized portfolio turnover rate (5)(7)	28.96%	23.49%
Asset coverage per unit (6)	$1,717	$1,712

* Totals may not foot due to rounding.

(1)
Financial highlights are based on the weighted average number of shares outstanding for the period presented.
(2)
The tax character of distributions is determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. Although the tax character of distributions paid to stockholders through March 31, 2025 may include return of capital, the exact amount cannot be determined at this point. Per share amounts are based on actual rate per share.
(3)
Total return is based on the change in market price per share during the respective periods. Total return also takes into account distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan. Total return does not reflect sales load.
(4)
The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets are shown inclusive of all voluntary management and incentive fee waivers (See Note 3 to the consolidated financial statements). For the three months ended March 31, 2025, the annualized ratio of operating expenses to average net assets and the annualized ratio of total expenses to average net assets would be 4.27% and 13.11%, respectively, without the voluntary fee waivers. For the three months ended March 31, 2024, the annualized ratio of operating expenses to average net assets and the annualized ratio of total expenses to average net assets would be 5.51% and 15.98%, respectively, without the voluntary fee waivers.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(5)
Annualized for the three months ended March 31, 2025 and 2024.
(6)
The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the asset coverage per unit. As of March 31, 2025, the Company's asset coverage was 172%.
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

Distribution Declarations

On May 7, 2025, the Company’s Board declared a base distribution of $0.38 per share, payable on June 26, 2025 to stockholders of record as of June 10, 2025. There can be no assurances that the Board will continue to declare a base distribution of $0.38 per share.

Report of Independent Registered Public Accounting Firm

To the stockholders and Board of Directors of MidCap Financial Investment Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of MidCap Financial Investment Corporation (the “Company”) as of March 31, 2025, the related consolidated statements of operations, changes in net assets, cash flows, and financial highlights for the three-month periods ended March 31, 2025 and 2024, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities, including the consolidated schedule of investments, of the Company as of December 31, 2024, and the related consolidated statements of operations, changes in net assets, cash flows, and financial highlights for the year then ended (not presented herein); and in our report dated February 25, 2025, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, as of December 31, 2024, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities, including the consolidated schedule of investments, from which it has been derived.

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

May 12, 2025

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

Overview

MidCap Financial Investment Corporation (the “Company,” “MFIC,” “we,” “us,” or “our”) was incorporated under the Maryland General Corporation Law in February 2004. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Pursuant to this election and assuming we qualify as a RIC, we generally do not have to pay corporate-level federal income taxes on any income we distribute to our stockholders. We commenced operations on April 8, 2004 upon completion of our initial public offering that raised $870 million in net proceeds from selling 62 million shares of common stock at a price of $15.00 per share (20.7 million shares at a price of $45.00 per share adjusted for the one-for-three reverse stock split). Since then, and through March 31, 2025, we have raised approximately $2.68 billion in net proceeds from additional offerings of common stock and we have repurchased common stock for $254.2 million.

Apollo Investment Management, L.P. (the “Investment Adviser” or “AIM”) is our investment adviser and an affiliate of Apollo Global Management, Inc. and its consolidated subsidiaries (“AGM”). The Investment Adviser, subject to the overall supervision of our Board of Directors (the “Board”), manages the day-to-day operations of, and provides investment advisory services to the Company. AGM and other affiliates manage other funds that may have investment mandates that are similar, in whole or in part, with ours. AIM and its affiliates may determine that an investment is appropriate both for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, AIM may determine that we should invest on a side-by-side basis with one or more other funds. We make all such investments subject to compliance with applicable regulations and interpretations, and our allocation procedures. Certain types of negotiated co-investments may be made only in accordance with the terms of the exemptive order (the “Order”) we received from the SEC permitting us to do so. Under the terms of the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must be able to reach certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our Board’s approved criteria. In certain situations where co-investment with one or more funds managed by AIM or its affiliates is not covered by the Order, the personnel of AIM or its affiliates will need to decide which fund will proceed with the investment. Such personnel will make these determinations based on allocation policies and procedures, which are designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations. The Order is subject to certain terms and conditions so there can be no assurance that we will be permitted to co-invest with certain of our affiliates other than in the circumstances currently permitted by regulatory guidance and the Order.

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

Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment, the competitive environment for the types of investments we make. As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of March 31, 2025, non-qualifying assets represented approximately 8.5% of the total assets of the Company.

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

Portfolio and Investment Activity

Our portfolio and investment activity during the three months ended March 31, 2025 and 2024, was as follows:

	Three Months Ended March 31,
(in millions)*	2025	2024
Investments made in portfolio companies(1)	$391.9	$152.8
Investments sold(1)	—	—
Net activity before repaid investments(1)	391.9	152.8
Investments repaid(1)	(221.5)	(136.9)
Net investment activity(1)	$170.4	$15.9

Portfolio companies, at beginning of period	233	152
Number of investments in new portfolio companies(1)	20	7
Number of exited companies(1)	(13)	(5)
Portfolio companies at end of period(1)	240	154

Number of investments in existing portfolio companies	78	49

* Totals may not foot due to rounding.

(1)
Includes investments acquired from the Mergers.

Our portfolio composition and weighted average yields as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025	December 31, 2024
Portfolio composition, at fair value:
First lien secured debt	93%	92%
Second lien secured debt	0%	1%
Total secured debt	93%	93%
Unsecured debt	0%	0%
Structured products and other	1%	1%
Preferred equity	1%	1%
Common equity/interests and warrants	5%	5%
Weighted average yields, at amortized cost (1):
First lien secured debt (2)	10.5%	10.8%
Second lien secured debt (2)	13.8%	14.4%
Secured debt portfolio (2)	10.5%	10.8%
Unsecured debt portfolio (2)	9.5%	9.5%
Total debt portfolio (2)	10.5%	10.8%
Total portfolio (3)	9.4%	9.5%
Interest rate type, at fair value (4):
Fixed rate amount	$0.0 billion	$0.0 billion
Floating rate amount	$2.9 billion	$2.7 billion
Fixed rate, as percentage of total	1%	1%
Floating rate, as percentage of total	99%	99%
Interest rate type, at amortized cost (4):
Fixed rate amount	$0.0 billion	$0.0 billion
Floating rate amount	$2.9 billion	$2.7 billion
Fixed rate, as percentage of total	1%	1%
Floating rate, as percentage of total	99%	99%

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

Since the initial public offering of the Company in April 2004 and through March 31, 2025, invested capital totaled $25.9 billion in 814 portfolio companies. Over the same period, the Company completed transactions with more than 100 different financial sponsors.

Recent Developments

None.

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

As of March 31, 2025, $3.11 billion or 97.5% of the Company’s investments were classified as Level 3. The high proportion of Level 3 investments relative to our total investments is directly related to our investment philosophy and target portfolio, which consists primarily of long-term secured debt, as well as unsecured and mezzanine positions of private middle-market companies. A fundamental difference exists between our investments and those of comparable publicly traded fixed income investments, namely high-yield bonds, and this difference affects the valuation of our private investments relative to comparable publicly traded instruments.

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. During the three months ended March 31, 2025, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

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

Results of Operations

Operating results for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
(in millions)*	2025	2024
Investment Income
Interest income	$74.6	$64.6
Dividend income	0.2	0.0
PIK interest income	3.5	2.0
Other income	0.3	1.7
Total investment income	$78.7	$68.3
Expenses
Management and performance-based incentive fees, net of amounts waived	$12.5	$10.4
Interest and other debt expenses, net of reimbursements	30.4	26.1
Administrative services expense, net of reimbursements	0.2	1.1
Other general and administrative expenses	1.2	2.1
Net Expenses	$44.4	$39.8
Net Investment Income	$34.3	$28.5
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses)	$3.1	$(8.1)
Net change in unrealized gains (losses)	(7.0)	5.0
Net Realized and Change in Unrealized Gains (Losses)	$(4.0)	$(3.1)
Net Increase in Net Assets Resulting from Operations	$30.3	$25.5

Net Investment Income on Per Average Share Basis (1)	$0.37	$0.44
Earnings per share — basic (1)	$0.32	$0.39

* Totals may not foot due to rounding.

(1) Based on the weighted average number of shares outstanding for the period presented.

Total Investment Income

For the three months ended March 31, 2025 as compared to the three months ended March 31, 2024

The increase in total investment income for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily driven by increase in interest income (including PIK) of $11.5 million. The increase in total interest income was due to a higher income-bearing investment portfolio, primarily related to the assets acquired in the Mergers. This was partially offset by a decrease in the average yield for the total debt portfolio, from 12.0% for the three months ended March 31, 2024 to 10.7% for the three months ended March 31, 2025.

Net Expenses

For the three months ended March 31, 2025 as compared to the three months ended March 31, 2024

Net expenses increased by $4.6 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily driven by the increase in interest and other debt expenses of $4.3 million. The increase in interest and other debt expenses was attributed to an increase in average debt outstanding, from $1.4 billion for the three months ended March 31, 2024 to $1.8 billion for the three months ended March 31, 2025. This was partially offset by the decrease in the total annualized cost of debt, from 7.65% for the three months ended March 31, 2024 to 6.83% for the three months ended March 31, 2025. Management and performance based incentive fee has increased $2.1 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was due to increase in yielding portfolio due to the Mergers.

Net Realized Gains (Losses)

For the three months ended March 31, 2025 as compared to the three months ended March 31, 2024

During the three months ended March 31, 2025, we recognized gross realized gains of $4.5 million and gross realized losses of $1.4 million, resulting in net realized gains of $3.1 million. Net realized gains for the three months ended March 31, 2025 were primarily due to the exit of Orgain, Inc. and the partial exit of Heubach. Significant realized gains (losses) for the three months ended March 31, 2025 are summarized below:

(in millions)	Net Realized Gain (Loss)
Orgain, Inc.*	$1.2
Heubach	1.0

*Orgain, Inc was sold during the quarter and the realized gain was previously recorded as an unrealized gain.

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

Net Change in Unrealized Gains (Losses)

For the three months ended March 31, 2025 as compared to the three months ended March 31, 2024

During the three months ended March 31, 2025, we recognized gross unrealized gains of $12.5 million and gross unrealized losses of $19.5 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized losses in investments of $7.0 million. Net change in unrealized gains (losses) for the three months ended March 31, 2025 was primarily driven by the underperformance of Renovo, AVAD, LLC and Modern Campus, the recent restructure in Mitel Networks and the sale of Orgain, Inc. The change in unrealized losses were partially offset by an increase in Merx equity, expected sale proceedings of The Club Company, performance improvement in Congruex and recent equity infusion in the Sequential Brands Inc. Significant changes in unrealized gains (losses) for the three months ended March 31, 2025 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
Merx Aviation Finance, LLC	$1.8
The Club Company	1.3
Congruex	1.2
Sequential Brands Group, Inc.	1.2
Renovo	(2.8)
Orgain, Inc.*	(1.9)
Mitel Networks	(1.2)
AVAD, LLC	(1.2)
Modern Campus	(1.1)

*Orgain, Inc was sold during the quarter and the realized gain was previously recorded as an unrealized gain.

During the three months ended March 31, 2024, we recognized gross unrealized gains of $20.1 million and gross unrealized losses of $15.1 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized gains of $5.0 million. Net change in unrealized gains (losses) for the three months ended March 31, 2024 was primarily driven by the increase in cashflows and new lease extentions from Merx Aviation Finance, LLC, and underperformance of US Auto, International Cruise & Excursion Gallery, Naviga and ChyronHego. Significant changes in unrealized gains (losses) for the three months ended March 31, 2024 are summarized below:

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

Cash Equivalents

The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and near their maturity that they present insignificant risk of changes in value because of changes in interest rates. Generally, only securities with a maturity of three months or less from the date of purchase would qualify, with limited exceptions. The Company deems that certain money market funds, U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities would qualify as cash equivalents (See Note 2 to the consolidated financial statements). At the end of each fiscal quarter, we consider taking proactive steps utilizing cash equivalents with the objective of enhancing our investment flexibility during the following quarter, pursuant to Section 55 of the 1940 Act. More specifically, we may purchase U.S. Treasury bills from time-to-time on the last business day of the quarter and typically close out that position on the following business day, settling the sale transaction on a net cash basis with the purchase, subsequent to quarter end. The Company may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our Senior Secured Facility, as we deem appropriate.

Debt

See Note 6 to the consolidated financial statements for information on the Company’s debt.

The following table shows the contractual maturities of our debt obligations as of March 31, 2025:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Senior Secured Facility (1)	$1,106.0	$—	$—	$1,106.0	$—
2026 Notes	125.0	—	125.0	—	—
2028 Notes	80.0	—	—	80.0	—
MFIC Bethesda CLO 1 LLC Class A-1	232.0	—	—	—	232.0
MFIC Bethesda CLO 2 LLC (Class A-1, Class A-2, Class B and Class C)	399.0	—	—	—	399.0
Total Debt Obligations	$1,942.0	$—	$125.0	$1,186.0	$631.0

____________________

(1)
As of March 31, 2025, aggregate lender commitments under the Senior Secured Facility totaled $1.66 billion and $547.8 million of unused capacity. As of March 31, 2025, there were $6.2 million of letters of credit issued under the Senior Secured Facility as shown as part of total commitments in Note 8 to the consolidated financial statements.

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

Distributions

Distributions paid to stockholders during the three months ended March 31, 2025 totaled $35.6 million ($0.38 per share). Distributions paid to stockholders during the three months ended March 31, 2024 totaled $24.8 million ($0.38 per share). For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. Although the tax character of distributions paid to stockholders through March 31, 2025 may include return of capital, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ended December 31, 2025. Tax characteristics of all distributions will be reported to stockholders on Form 1099 after the end of the calendar year. Our quarterly distributions, if any, will be determined by our Board.

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

PIK Income

For the three months ended March 31, 2025, PIK income totaled $3.5 million on total investment income of $78.7 million. For the three months ended March 31, 2024, PIK income totaled $2.0 million on total investment income of $68.3 million. In order to maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders annually in the form of distributions, even though the Company has not yet collected the cash. See Note 5 to the consolidated financial statements for more information on the Company’s PIK income.

Related Party Transactions

See Note 3 to the consolidated financial statements for information on the Company’s related party transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio.

Investment Valuation Risk

Because there is not a readily available market value for most of the investments in our portfolio, we value all of our portfolio investments at fair value as determined in good faith by our Board based on, among other things, the input of our management and audit committee and independent valuation firms that have been engaged at the direction of our Board to assist in the valuation of each portfolio investment without a readily available market quotation (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” and “—Fair Value Measurements” as well as Notes 2 and 5 to our financial statements for the three months ended March 31, 2025 for more information relating to our investment valuation.

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

As of March 31, 2025, the majority of our debt portfolio investments bore interest at variable rates, which generally are SOFR-based (or based on an equivalent applicable currency rate) and typically have durations of one to six months after which they reset to current market interest rates, and many of which are subject to certain floors. Further, our Senior Secured Facility, Class A-1 Notes under the Bethesda CLO 1 and the Notes under MFIC Bethesda CLO 2 LLC bears interest at SOFR rates with no interest rate floors, while our 2026 Notes and 2028 Notes bear interest at a fixed rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of March 31, 2025, assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
Up 150 basis points	$14.0 million	$0.151
Up 100 basis points	9.4 million	0.100
Up 50 basis points	4.7 million	0.050
Down 50 basis points	(4.6) million	(0.049)
Down 100 basis points	(9.1) million	(0.097)
Down 150 basis points	(13.6) million	(0.145)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2025 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "1934 Act")). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Control Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the risk factor below and other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Report on Form 10-K for the twelve months ended December 31, 2024, which could materially affect our business, financial condition and/or operating results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Trade negotiations and related government actions may create regulatory uncertainty for our portfolio companies and our investment strategies and adversely affect the profitability of our portfolio companies.

In recent years, the U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries, and has made proposals and taken actions related thereto. For example, the U.S. government has imposed, and may in the future further increase, tariffs on certain foreign goods, including from China, such as steel and aluminum. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods. Most recently, the current U.S. presidential administration has imposed or sought to impose significant increases to tariffs on goods imported into the U.S., including from China, Canada and Mexico. Tariffs on imported goods could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and adversely affect the revenues and profitability of portfolio companies whose businesses rely on goods imported from such impacted jurisdictions.

There is uncertainty as to further actions that may be taken under the current U.S. presidential administration with respect to U.S. trade policy. Further governmental actions related to the imposition of tariffs or other trade barriers, or changes to international trade agreements or policies, could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and adversely affect the revenues and profitability of companies whose businesses rely on goods imported from outside of the United States. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The Company adopted the following plans, approved by the Board, for the purpose of repurchasing its common stock in accordance with applicable rules specified in the 1934 Act (the “Repurchase Plans”):

Date of Agreement/Amendment	Maximum Cost of Shares That May Be Repurchased	Cost of Shares Repurchased	Remaining Cost of Shares That May Be Repurchased
August 5, 2015	$50.0 million	$50.0 million	$	— million
December 14, 2015	50.0 million	50.0 million		— million
September 14, 2016	50.0 million	50.0 million		— million
October 30, 2018	50.0 million	50.0 million		— million
February 6, 2019	50.0 million	50.0 million		.0 million
February 3, 2022	25.0 million	— million		20.8 million
Total as of March 31, 2025	$275.0 million	$254.2 million		$20.8 million

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

The following table presents information with respect to the Company’s purchases of its common stock since adoption of the Repurchase Plans through March 31, 2025:

Month	Total Number of Shares Purchased	Average Price Paid Per Share*	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans
August 2015	510,000	$19.71	510,000	$	$ 40.0 million
September 2015	603,466	18.46	603,466		28.8 million
November 2015	1,116,666	18.10	1,116,666		8.6 million
December 2015	627,443	17.58	627,443		47.6 million
January 2016	670,708	14.91	670,708		37.6 million
June 2016	362,933	16.73	362,933		31.5 million
July 2016	16,491	16.53	16,491		31.2 million
August 2016	596,294	17.67	596,294		20.7 million
September 2016	411,523	18.13	411,523		63.2 million
October 2016	527,417	17.82	527,417		53.8 million
November 2016	239,289	17.45	239,289		49.6 million
August 2017	33,333	17.96	33,333		49.0 million
September 2017	186,767	17.98	186,767		45.7 million
October 2017	144,867	17.96	144,867		43.1 million
November 2017	64,500	17.79	64,500		41.9 million
December 2017	50,100	17.89	50,100		41.0 million
January 2018	577,386	17.32	577,386		31.0 million
February 2018	70,567	16.23	70,567		29.9 million
May 2018	263,667	17.12	263,667		25.4 million
June 2018	198,601	16.94	198,601		22.0 million
July 2018	8,867	16.75	8,867		21.9 million
August 2018	502,767	17.11	502,767		13.3 million
September 2018	444,467	16.54	444,467		5.9 million
October 2018	160,800	16.46	160,800		53.3 million
November 2018	595,672	15.81	595,672		43.9 million
December 2018	741,389	13.49	741,359		33.9 million
February 2019	19,392	15.16	19,392		83.6 million
March 2019	291,426	15.40	291,426		79.1 million
April 2019	44,534	15.23	44,534		78.4 million
May 2019	298,026	15.93	298,026		73.6 million
June 2019	607,073	15.97	607,073		63.9 million
July 2019	89,610	16.10	89,610		62.5 million
August 2019	758,020	16.15	758,020		50.3 million
September 2019	32,371	16.26	32,371		49.7 million
October 2019	495,464	15.65	495,464		42.0 million
November 2019	6,147	15.91	6,147		41.9 million
March 2020	1,286,565	11.62	1,286,565		26.9 million
May 2021	145,572	13.92	145,572		24.9 million
July 2021	44,418	13.46	44,418		24.3 million
August 2021	45,675	13.32	45,675		23.7 million
September 2021	360,860	13.02	360,860		19.0 million
October 2021	308,005	13.30	308,005		14.9 million
November 2021	419,372	13.05	419,372		9.4 million
December 2021	227,429	12.44	227,429		6.6 million
January 2022	60,605	12.70	60,605		30.8 million
April 2022	88,478	12.82	88,478		29.7 million
May 2022	40,044	12.57	40,044		29.2 million
May 2023	171,061	11.56	171,061		27.2 million
June 2023	27,023	11.84	27,023		26.9 million
March 2025	476,656	12.75	476,656		20.8 million
Total	16,069,806	$15.82	16,069,776
* The average price per share is inclusive of commissions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended March 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

(a)
Exhibits

3.1(a)	Articles of Amendment and Restatement (1)
3.2	Sixth Amended and Restated Bylaws (2)
4.1	Indenture, dated as of February 24, 2025, by and between MFIC Bethesda CLO 2 LLC, as issuer and Deutsche Bank National Trust Company, as trustee*
10.1

Purchase and Placement Agency Agreement, dated as of February 24, 2025, by and among MFIC Bethesda CLO 2 LLC, as issuer, Deutsche Bank Securities Inc., as initial purchaser and Apollo Global Securities Inc., as placement agent*

10.2	Collateral Management Agreement, dated as of February 24, 2025, by and between MFIC Bethesda CLO 2 LLC, as issuer, and the Registrant, as collateral manager*
10.3	Master Loan Sale Agreement, dated as of February 24, 2025, by and among the Registrant, as transferor, MFIC Bethesda CLO 2 Depositor LLC, as retention holder and MFIC Bethesda CLO 2 LLC, as issuer*
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)*

_________________________

* Filed herewith.

(1)
Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on August 12, 2022.
(2)
Incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K, filed on August 12, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 12, 2025.

MIDCAP FINANCIAL INVESTMENT CORPORATION

By:	/s/ TANNER POWELL
Tanner Powell
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ GREGORY W. HUNT
Gregory W. Hunt
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)