Form 10-Q
period 2025-06-30
MidCap Financial Investment Corp
filed 2025-08-11
CIK 1278752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares of the Registrant’s common stock, $0.001 par value per share, outstanding as of August 8, 2025 was 93,303,622.

MIDCAP FINANCIAL INVESTMENT CORPORATION

PART I. FINANCIAL INFORMATION

In this report, the terms the “Company,” “we,” “us,” and “our” refer to MidCap Financial Investment Corporation unless the context specifically states otherwise.

Item 1. Consolidated Financial Statements

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(In thousands, except share and per share data)

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost — $2,997,689 and $2,700,957, respectively)	$2,896,424	$2,605,329
Non-controlled/affiliated investments (cost — $176,195 and $142,686, respectively)	112,539	84,334
Controlled investments (cost — $321,227 and $333,754, respectively)	318,519	324,753
Cash and cash equivalents	68,985	74,357
Foreign currencies (cost — $2,902 and $1,487, respectively)	2,911	1,429
Receivable for investments sold	8,809	57,195
Interest receivable	28,564	19,289
Dividends receivable	659	709
Deferred financing costs	21,015	23,555
Prepaid expenses and other assets	3,458	—
Total Assets	$3,461,883	$3,190,950

Liabilities
Debt	$2,051,654	$1,751,621
Payable for investments purchased	4,773	4,190
Management fees payable	6,079	6,247
Performance-based incentive fees payable	3,849	5,336
Interest payable	16,561	12,813
Accrued administrative services expense	—	60
Other liabilities and accrued expenses	3,046	6,037
Total Liabilities	$2,085,962	$1,786,304
Commitments and contingencies (Note 8)
Net Assets	$1,375,921	$1,404,646

Net Assets
Common stock, $0.001 par value (130,000,000 shares authorized; 93,303,622 and 93,780,278 shares issued and outstanding, respectively)	$93	$94
Capital in excess of par value	2,652,015	2,658,090
Accumulated under-distributed (over-distributed) earnings	(1,276,187)	(1,253,538)
Net Assets	$1,375,921	$1,404,646

Net Asset Value Per Share	$14.75	$14.98

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Investment Income
Non-controlled/non-affiliated investments:
Interest income (excluding Payment-in-kind (“PIK”) interest income)	$70,230	$60,146	$138,301	$120,142
Dividend income	—	41	—	53
PIK interest income	4,770	2,438	9,171	4,433
Other income	220	894	544	2,601
Non-controlled/affiliated investments:
Interest income (excluding PIK interest income)	1,517	1,102	2,745	1,401
Dividend income	200	235	440	235
PIK interest income	403	35	755	69
Controlled investments:
Interest income (excluding PIK interest income)	3,907	4,265	7,979	8,552
Other income	—	—	10	—
Total Investment Income	$81,247	$69,156	$159,945	$137,486
Expenses
Management fees	$6,079	$4,389	$12,140	$8,775
Performance-based incentive fees	3,849	5,572	10,282	11,610
Interest and other debt expenses	32,581	26,992	63,044	53,170
Administrative services expense	1,010	826	2,026	2,049
Other general and administrative expenses	1,611	2,103	2,859	4,232
Total expenses	45,130	39,882	90,351	79,836
Expense reimbursements	(280)	(267)	(1,086)	(434)
Net Expenses	$44,850	$39,615	$89,265	$79,402
Net Investment Income	$36,397	$29,541	$70,680	$58,084
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses):
Non-controlled/non-affiliated investments	$(16,788)	$28	$(13,200)	$(7,441)
Non-controlled/affiliated investments	(117)	—	(305)	—
Controlled investments	—	(15,700)	—	(15,700)
Foreign currency forward contracts	(610)	—	(610)	—
Foreign currency transactions	277	34	(36)	(584)
Net realized gains (losses)	(17,238)	(15,638)	(14,151)	(23,725)
Net change in unrealized gains (losses):
Non-controlled/non-affiliated investments	(2,524)	(4,548)	(8,611)	436
Non-controlled/affiliated investments	(883)	(2,691)	(2,393)	(5,033)
Controlled investments	4,946	15,942	6,295	17,555
Foreign currency forward contracts	(33)	—	(9)	—
Foreign currency translations	(2,550)	(51)	(3,364)	727
Net change in unrealized gains (losses)	(1,044)	8,652	(8,082)	13,685
Net Realized and Change in Unrealized Gains (Losses)	$(18,282)	$(6,986)	$(22,233)	$(10,040)
Net Increase (Decrease) in Net Assets Resulting from Operations	$18,115	$22,555	$48,447	$48,044
Earnings (Loss) Per Share — Basic	$0.19	$0.35	$0.52	$0.74

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

(In thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operations
Net investment income	$36,397	$29,541	$70,680	$58,084
Net realized gains (losses)	(17,238)	(15,638)	(14,151)	(23,725)
Net change in unrealized gains (losses)	(1,044)	8,652	(8,082)	13,685
Net Increase (Decrease) in Net Assets Resulting from Operations	$18,115	$22,555	$48,447	$48,044

Distributions to Stockholders
Distribution of net investment income	$(35,455)	$(24,797)	$(71,092)	$(49,595)
Net Decrease in Net Assets Resulting from Distributions to Stockholders	$(35,455)	$(24,797)	$(71,092)	$(49,595)

Capital Share Transactions
Repurchase of common stock	$—	$—	(6,079)	—
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	$—	$—	$(6,079)	$—

Net Assets
Net increase (decrease) in net assets during the period	$(17,340)	$(2,242)	$(28,724)	$(1,551)
Net assets at beginning of period	1,393,261	1,006,001	1,404,646	1,005,310
Net Assets at End of Period	$1,375,921	$1,003,759	$1,375,921	$1,003,759

Capital Share Activity
Shares repurchased during the period	—	—	(476,656)	—
Shares issued and outstanding at beginning of period	93,303,622	65,253,275	93,780,278	65,253,275
Shares Issued and Outstanding at End of Period	93,303,622	65,253,275	93,303,622	65,253,275

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2025	2024
Operating Activities
Net increase (decrease) in net assets resulting from operations	$48,447	$48,044
Net realized (gains) losses	14,151	23,725
Net change in unrealized (gains) losses	8,073	(13,685)
Net amortization of premiums and accretion of discounts on investments	(3,549)	(3,577)
Accretion of discount on notes	906	890
Amortization of deferred financing costs	2,619	2,591
Increase in gains/(losses) from foreign currency transactions	(36)	(584)
Net realized gains/(losses) on foreign currency forwards	(610)	—
PIK interest and dividends capitalized	(11,390)	(5,937)
Net unrealized (appreciation) depreciation on foreign currency forward contracts	9	—
Purchases of investments	(680,122)	(395,485)
Proceeds from sales and repayments of investments	412,795	289,139
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable	(9,275)	1,303
Decrease (increase) in dividends receivable	50	633
Decrease (increase) in prepaid expenses and other assets	(3,458)	(1,003)
Increase (decrease) in management and performance-based incentive fees payable	(1,655)	(767)
Increase (decrease) in interest payable	3,748	744
Increase (decrease) in accrued administrative services expense	(60)	179
Increase (decrease) in other liabilities and accrued expenses	(2,991)	(382)
Net Cash (Used in)/Provided by Operating Activities	$(222,348)	$(54,172)
Financing Activities
Issuances of debt	$1,208,562	$213,322
Payments of debt	(913,000)	(164,371)
Financing costs paid and deferred	—	(250)
Repurchase of common stock	(6,079)	—
Distributions paid	(71,092)	(49,595)
Net Cash (Used in)/Provided by Financing Activities	$218,391	$(894)

Cash, Cash Equivalents and Foreign Currencies
Net increase (decrease) in cash, cash equivalents and foreign currencies during the period	$(3,957)	$(55,066)
Effect of foreign exchange rate changes on cash and cash equivalents	67	(25)
Cash, cash equivalents and foreign currencies at beginning of period	75,786	122,128
Cash, Cash Equivalents and Foreign Currencies at the End of Period	$71,896	$67,037

Supplemental Disclosure of Cash Flow Information
Cash interest paid	$55,821	$48,836

Supplemental Disclosure of Non-Cash Activity
PIK income	$9,926	$4,502

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date	Par/Shares (2)	Cost (38)	Fair Value (1)(39)
Aerospace & Defense
Sperry Acquisition, LLC
Sperry Acquisition, LLC	First Lien Secured Debt - Term Loan	SOFR+525, 0.75% Floor	02/03/31	$6,923	$6,824	$6,824	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 0.75% Floor	02/03/31	—	(13)	(27)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 0.75% Floor	02/03/31	—	(16)	(16)	(8)(9)(21)(23)
Sperry Parent Holdings, L.P.	Common Equity - Common Stock	N/A	N/A	988 Shares	99	90	(9)(13)(24)
		Total Aerospace & Defense			$6,894	$6,871
Air Freight & Logistics
Primeflight
PrimeFlight Acquisition, LLC	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	05/01/29	$14,179	$14,036	$14,038	(9)(31)
	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	05/01/29	10,305	10,104	10,306	(9)(31)
		Total Air Freight & Logistics			$24,140	$24,344
Automobile Components
K&N Parent, Inc.
K&N Holdco, LLC	Common Equity - Common Stock	N/A	N/A	125,967 Shares	$23,718	$282	(13)
Truck-Lite Co., LLC
TL Lighting Holdings, LLC	Common Equity - Equity	N/A	N/A	350 Shares	350	1,127	(9)(13)
Truck-Lite Co., LLC	First Lien Secured Debt - Term Loan	SOFR+575, 0.75% Floor	02/13/32	3,258	3,251	3,226	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+575, 0.75% Floor	02/13/32	—	(18)	(14)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+575, 0.75% Floor	02/13/32	—	(1)	(3)	(8)(9)(21)(23)
					3,582	4,336
Universal Air Conditioner
Cool Acquisition Holdings, LP	Common Equity - Common Stock	N/A	N/A	137,931 Shares	138	131	(9)(13)(24)
Cool Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+475, 1.00% Floor	10/31/30	13,267	13,085	12,901	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 1.00% Floor	10/31/30	—	(20)	(84)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+475, 1.00% Floor	10/31/30	2,182	2,133	2,081	(9)(21)(23)(30) (31)
					15,336	15,029
		Total Automobile Components			$42,636	$19,647

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date	Par/Shares (2)	Cost (38)	Fair Value (1)(39)
Beverages
Ronnoco Coffee
Ronnoco Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+450, 1.00% Floor	03/17/31	$5,315	$5,238	$5,235	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+450, 1.00% Floor	03/17/31	145	114	112	(9)(21)(23)(31)
	Preferred Equity - Preferred Equity	N/A	N/A	1,000 Shares	100	100	(9)(13)(24)
	Common Equity - Common Stock	N/A	N/A	107 Shares	—	—	(9)(13)(24)
		Total Beverages			$5,452	$5,447
Biotechnology
Celerion
Celerion Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	11/05/29	$11,061	$10,870	$11,057	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 0.75% Floor	11/05/29	—	(24)	—	(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+500, 0.75% Floor	11/03/28	—	(11)	—	(9)(21)(23)
					10,835	11,057
Mannkind Corporation
Mannkind Corporation	Common Equity - Common Stock	N/A	N/A	34,226 Shares	—	129	(9)(10)(13)(17)
Partner Therapeutics, Inc
Partner Therapeutics, Inc	Preferred Equity - Preferred Equity	N/A	N/A	55,556 Shares	333	333	(9)(13)
	Warrants - Warrants			73,333 Shares	389	135	(9)(13)
					722	468
Rigel Pharmaceuticals
Rigel Pharmaceuticals, Inc.	First Lien Secured Debt - Term Loan	SOFR+661, 4.00% Floor	09/01/27	3,000	3,016	3,000	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+661, 4.00% Floor	09/01/27	15,000	14,985	15,000	(9)(30)
					18,001	18,000
		Total Biotechnology			$29,558	$29,654
Building Products
OmniMax International, LLC
Omnimax International, LLC	First Lien Secured Debt - Term Loan	SOFR+575, 1.00% Floor	12/06/30	$15,242	$14,959	$14,997	(9)(32)
	First Lien Secured Debt - Delayed Draw	SOFR+575, 1.00% Floor	12/06/30	4,708	4,619	4,632	(9)(32)
					19,578	19,629

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date	Par/Shares (2)	Cost (38)	Fair Value (1)(39)
RF Fager
R.F. Fager Company, LLC	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	03/04/30	714	700	703	(9)(32)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	03/04/30	616	594	589	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	03/04/30	—	(4)	(3)	(8)(9)(21)(23)
					1,290	1,289
		Total Building Products			$20,868	$20,918
Chemicals
Aspen Aerogels, Inc.
Aspen Aerogels, Inc.	First Lien Secured Debt - Term Loan	SOFR+500, 4.50% Floor	08/19/29	$21,016	$20,654	$20,805	(9)(17)(30)
	First Lien Secured Debt - Revolver	SOFR+510, 2.50% Floor	08/19/29	30	30	30	(9)(17)(21)(23) (30)
					20,684	20,835
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I LLC)
Carbonfree Chemicals Holdings LLC (4)	Common Equity - Common Equity / Interest	N/A	N/A	1,246 Shares	56,505	18,519	(13)(16)(24)
FC2 LLC (4)	Common Equity - Common Stock	N/A	N/A	5 Shares	—	—	(13)(24)
	Secured Debt - Promissory Note	6.50%	10/14/27	12,500	12,500	12,403
					69,005	30,922
Heubach
SK Neptune Husky Group Sarl (Luxembourg Investment Company 428 S.a r.l.)	First Lien Secured Debt - Term Loan	11.00%	04/30/24	478	54	239	(14)(17)(18)
	First Lien Secured Debt - Term Loan	5.50%	01/03/29	9,438	29	—	(14)(17)
					83	239
Meristem Crop Performance
Lunar Buyer, LLC	First Lien Secured Debt - Term Loan	SOFR+550, 0.75% Floor	10/03/30	9,045	8,883	8,887	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+550, 0.75% Floor	10/03/30	—	(60)	(119)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+550, 0.75% Floor	10/03/30	1,727	1,655	1,656	(9)(21)(23)(30)
					10,478	10,424
W.R. Grace
W.R. Grace Holdings LLC	First Lien Secured Debt - Corporate Bond	4.88%	06/15/27	2,000	1,954	1,990	(10)
		Total Chemicals			$102,204	$64,410

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date	Par/Shares (2)	Cost (38)	Fair Value (1)(39)
Commercial Services & Supplies
AlpineX
Alpinex Opco, LLC	First Lien Secured Debt - Term Loan	SOFR+626, 1.00% Floor	12/27/27	$14,941	$14,751	$14,939	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+626, 1.00% Floor	12/27/27	3,776	3,738	3,776	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+626, 1.00% Floor	12/27/27	1,102	1,084	1,103	(9)(21)(23)(31)
					19,573	19,818
Ambrosia Buyer Corp.
Ambrosia Buyer Corp.	Common Equity - Common Stock	N/A	N/A	152,029 Shares	11,961	—	(13)
	Warrants - Warrants			58,773 Shares	576	—	(13)
					12,537	—
Atlas Technical Consultants
GI Apple Midco LLC	First Lien Secured Debt - Term Loan	SOFR+675, 1.00% Floor	04/19/30	7,517	7,428	7,517	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+675, 1.00% Floor	04/19/30	86	84	86	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+675, 1.00% Floor	04/19/29	12	1	12	(9)(20)(21)(23) (30)
					7,513	7,615
Best Trash
Bingo Group Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	07/10/31	6,974	6,896	6,939	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	07/10/31	291	277	280	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	07/10/31	25	16	21	(9)(21)(23)(31)
					7,189	7,240
CoreTrust
Coretrust Purchasing Group LLC (HPG Enterprises LLC)	First Lien Secured Debt - Term Loan	SOFR+525, 0.75% Floor	10/01/29	5,346	5,300	5,292	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 0.75% Floor	10/01/29	—	(10)	(12)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 0.75% Floor	10/01/29	—	(6)	(7)	(8)(9)(21)(23)
					5,284	5,273
Flatworld Solutions
Flatworld Intermediate Corp	First Lien Secured Debt - Term Loan	SOFR+550, 1.50% Floor	03/25/30	7,980	7,827	7,848	(9)(30)
Heritage Environmental Services
Heritage Environmental Services, Inc.	First Lien Secured Debt - Term Loan	SOFR+525, 0.75% Floor	01/31/31	1,741	1,737	1,754	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+525, 0.75% Floor	01/31/30	—	(1)	—	(9)(20)(21)(23)
					1,736	1,754

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date	Par/Shares (2)	Cost (38)	Fair Value (1)(39)
HMA
Health Management Associates Superholdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+635, 1.00% Floor	03/30/29	3,897	3,818	3,858	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+635, 1.00% Floor	03/30/29	506	496	501	(9)(31)(32)
	First Lien Secured Debt - Revolver	SOFR+635, 1.00% Floor	03/30/29	—	(6)	(3)	(8)(9)(20)(21) (23)
					4,308	4,356
IronClad
Ironhorse Purchaser, LLC	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	09/30/27	2,984	2,946	2,924	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	09/30/27	—	(17)	(29)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	09/30/27	—	(6)	(10)	(8)(9)(20)(21) (23)
					2,923	2,885
IRP
Precision Refrigeration & Air Conditioning LLC	First Lien Secured Debt - Term Loan	SOFR+690, 1.00% Floor	03/08/28	10,911	10,778	10,638	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+690, 1.00% Floor	03/08/28	4,925	4,860	4,802	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+690, 1.00% Floor	03/08/28	1,023	1,006	966	(9)(21)(23)(31)
SMC IR Holdings, LLC	Common Equity - Common Stock	N/A	N/A	158 Shares	183	216	(9)(13)(24)
					16,827	16,622
Jacent
Jacent Strategic Merchandising	First Lien Secured Debt - Term Loan	SOFR+595 Cash plus 0.75% PIK, 1.00% Floor	10/23/25	22,128	22,134	22,059	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+660, 1.00% Floor	10/23/25	1,564	1,562	1,555	(9)(23)(30)
	Common Equity - Common Stock	N/A	N/A	5,000 Shares	500	213	(9)(13)
JSM Equity Investors, L.P.	Preferred Equity - Class P Partnership Units	N/A	N/A	11 Shares	11	1	(9)(13)
					24,207	23,828
Pavement Preservation
Pavement Preservation Acquisition, LLC	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	08/09/30	8,943	8,774	8,786	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	08/09/30	2,155	2,116	2,117	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	08/09/30	453	430	430	(9)(21)(23)(30)
					11,320	11,333
SafetyCo
HEF Safety Ultimate Holdings, LLC	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	11/19/29	7,388	7,241	7,337	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	11/19/29	3,292	3,201	3,250	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	11/19/29	710	682	700	(9)(21)(23)(31)
					11,124	11,287

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date	Par/Shares (2)	Cost (38)	Fair Value (1)(39)
Smith System
Smith Topco, Inc.	First Lien Secured Debt - Term Loan	SOFR+475, 1.00% Floor	11/06/29	9,574	9,409	9,430	(9)(31)(32)
	First Lien Secured Debt - Revolver	SOFR+475, 1.00% Floor	11/06/29	—	(19)	(17)	(8)(9)(21)(23)
					9,390	9,413
Vixxo
Vixxo Corporation	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	08/01/30	3,731	3,679	3,685	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	08/01/30	—	(8)	(16)	(8)(9)(21)(23)
					3,671	3,669
		Total Commercial Services & Supplies			$145,429	$132,941
Communications Equipment
MCA
Mobile Communications America, Inc.	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	10/16/29	$2,463	$2,414	$2,438	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	10/16/29	6,217	6,137	6,131	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	10/16/29	120	96	107	(9)(21)(23)(31)
					8,647	8,676
Mitel Networks
Mitel Networks (International) Limited	Common Equity - Common Stock	N/A	N/A	98,860 Shares	476	786	(13)(17)(24)
MLN US Holdco LLC	First Lien Secured Debt - Term Loan	SOFR+200 Cash plus 6.00% PIK, 1.00% Floor	06/20/30	864	753	752	(17)(30)
					1,229	1,538
Sorenson Holdings, LLC
Sorenson Holdings, LLC	First Lien Secured Debt - Term Loan	8% PIK	04/01/30	320	271	261
	First Lien Secured Debt - Term Loan	10% PIK	04/01/30	83	77	75
	Common Equity - Membership Interests	N/A	N/A	279 Shares	108	86	(13)
					456	422
		Total Communications Equipment			$10,332	$10,636
Construction & Engineering
Accelevation, LLC
Accelevation LLC	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	01/02/31	$9,231	$9,101	$9,185	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 0.75% Floor	01/02/31	291	265	273	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+500, 0.75% Floor	01/02/31	831	799	819	(9)(21)(23)(30)
					10,165	10,277

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date	Par/Shares (2)	Cost (38)	Fair Value (1)(39)
American Restoration
American Restoration Holdings, LLC	First Lien Secured Debt - Term Loan	SOFR+510, 1.00% Floor	07/24/30	6,431	6,314	6,367	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+510, 1.00% Floor	07/24/30	9,883	9,749	9,716	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+510, 1.00% Floor	07/24/30	1,037	1,006	1,019	(9)(21)(23)(31)
					17,069	17,102
Core Roofing
CRS Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	06/06/30	1,908	1,875	1,884	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	06/06/30	—	(59)	(88)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	06/06/30	—	(16)	(12)	(8)(9)(20)(21) (23)
					1,800	1,784
Kauffman
Kauffman Holdco, LLC	Common Equity - Common Stock	N/A	N/A	250,000 Shares	250	58	(9)(13)
Kauffman Intermediate, LLC	First Lien Secured Debt - Term Loan	SOFR+660, 1.00% Floor	09/30/26	16,699	16,682	15,914	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+660, 1.00% Floor	09/30/26	1,278	1,257	1,218	(9)(23)(31)
					18,189	17,190
Pave America
Pave America Interco, LLC (f/k/a Pavement Partners Interco, LLC)	First Lien Secured Debt - Term Loan	SOFR+565, 1.00% Floor	02/07/29	15,185	14,878	14,957	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+565, 1.00% Floor	02/07/29	1,542	1,484	1,455	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+565, 1.00% Floor	02/07/29	1,559	1,515	1,518	(9)(21)(23)(31)
					17,877	17,930
Renovo
HomeRenew Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+650 PIK, 2.50% Floor	04/14/30	3,192	3,192	3,192	(9)(31)
	First Lien Secured Debt - Term Loan	SOFR+800 PIK, 2.50% Floor	04/14/30	1,344	1,344	1,344	(9)(31)
Renovo Home Partners	Preferred Equity - Preferred Equity - Series A Units	N/A	N/A	6,971 Shares	4,344	3,218	(9)(13)(24)
	Preferred Equity - Preferred Equity - Series B Units	N/A	N/A	4,977 Shares	—	—	(9)(13)(24)
	Common Equity - Common Stock	N/A	N/A	10,696 Shares	—	—	(9)(13)(24)
					8,880	7,754
Traffic Management Solutions, LLC
Traffic Management Solutions, LLC	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	11/26/30	7,342	7,240	7,267	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	11/26/30	3,255	3,207	3,221	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	11/26/30	—	(20)	(15)	(8)(9)(21)(23)
					10,427	10,473

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date	Par/Shares (2)	Cost (38)	Fair Value (1)(39)
Trench Plate
Trench Plate Rental Co.	First Lien Secured Debt - Term Loan	SOFR+560, 1.00% Floor	12/03/28	17,636	17,496	17,460	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+560, 1.00% Floor	12/03/28	545	533	527	(9)(20)(21)(23) (31)
Trench Safety Solutions Holdings, LLC	Preferred Equity - Preferred Equity	N/A	N/A	40 Shares	4	8	(9)(13)(24)
	Common Equity - Common Stock	N/A	N/A	331 Shares	50	42	(9)(13)(24)
					18,083	18,037
		Total Construction & Engineering			$102,490	$100,547
Consumer Staples Distribution & Retail
3D Protein
Protein For Pets Opco, LLC	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	09/20/30	$8,518	$8,375	$8,369	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	09/20/30	242	228	226	(9)(21)(23)(31)
					8,603	8,595
Turkey Hill
IC Holdings LLC	Common Equity - Series A Units	N/A	N/A	169 Shares	169	0	(9)(13)
THLP CO. LLC	First Lien Secured Debt - Term Loan	SOFR+600, 1.00% Floor	07/31/27	27,591	27,517	27,329	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	07/31/27	2,930	2,930	2,885	(9)(23)(30)(31)
					30,616	30,214
		Total Consumer Staples Distribution & Retail			$39,219	$38,809
Containers & Packaging
Berry Tapes & Adhesives
Vybond Buyer, LLC	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	02/03/32	$17,334	$17,080	$17,074	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 0.75% Floor	02/03/32	—	(31)	(66)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+500, 0.75% Floor	02/03/32	—	(46)	(49)	(8)(9)(21)(23)
					17,003	16,959
MSI Express, Inc.
NCP-MSI Buyer	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	03/24/31	5,833	5,763	5,760	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 0.75% Floor	03/24/31	—	(9)	(19)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+375, 0.75% Floor	03/24/31	689	657	655	(9)(21)(23)(31)
					6,411	6,396

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date	Par/Shares (2)	Cost (38)	Fair Value (1)(39)
Truvant
NPPI Buyer, LLC	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	08/20/29	21,939	21,641	21,665	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	08/20/29	—	(30)	(59)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	08/20/29	158	118	118	(9)(21)(23)(30)
					21,729	21,724
		Total Containers & Packaging			$45,143	$45,079
Diversified Consumer Services
Accelerate Learning
Eagle Purchaser, Inc.	First Lien Secured Debt - Term Loan	SOFR+250 Cash plus 4.75% PIK, 1.00% Floor	03/22/30	$3,898	$3,818	$3,820	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+250 Cash plus 4.75% PIK, 1.00% Floor	03/22/29	669	656	658	(9)(23)(31)
					4,474	4,478
Clarus Commerce
Marlin DTC-LS Midco 2, LLC	First Lien Secured Debt - Term Loan	SOFR+660, 1.00% Floor	08/01/25	21,078	21,043	21,078	(30)
	First Lien Secured Debt - Revolver	SOFR+660, 1.00% Floor	08/01/25		—	—	(21)(23)
					21,043	21,078
Club Car Wash
Club Car Wash Operating, LLC	First Lien Secured Debt - Term Loan	SOFR+565, 1.00% Floor	06/16/27	12,463	12,379	12,373	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+565, 1.00% Floor	06/16/27	23,535	23,291	23,359	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+565, 1.00% Floor	06/16/27	1,625	1,613	1,613	(9)(23)(31)
					37,283	37,345
Excelligence
Excelligence Learning Corporation	First Lien Secured Debt - Term Loan	SOFR+575, 1.00% Floor	01/18/30	15,340	15,061	15,110	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+575, 1.00% Floor	01/18/30	863	821	826	(9)(20)(21)(23) (31)
					15,882	15,936
Gateway Services
Gateway US Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	09/22/28	12,574	12,531	12,511	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 0.75% Floor	09/22/28	591	581	584	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+475, 0.75% Floor	09/22/28	—	(1)	(2)	(8)(9)(21)(23)
					13,111	13,093

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date	Par/Shares (2)	Cost (38)	Fair Value (1)(39)
Go Car Wash
Go Car Wash Management Corp.	First Lien Secured Debt - Term Loan	SOFR+585, 1.00% Floor	12/31/26	1,592	1,584	1,554	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+585, 1.00% Floor	12/31/26	9,270	9,214	9,053	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+585, 1.00% Floor	12/31/26	—	—	(10)	(8)(9)(21)(23)
					10,798	10,597
Legacy.com
Lotus Topco Inc.	First Lien Secured Debt - Term Loan	SOFR+475, 1.00% Floor	06/07/30	2,912	2,874	2,875	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 1.00% Floor	06/07/30	—	(9)	(18)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+475, 1.00% Floor	06/07/30	—	(7)	(7)	(8)(9)(21)(23)
					2,858	2,850
Mariani
CI (MG) GROUP, LLC	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	03/27/30	18,973	18,697	18,688	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+550, 1.00% Floor	03/27/30	813	744	679	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+550, 1.00% Floor	03/27/30	973	944	943	(9)(21)(23)(31)
					20,385	20,310
Regis
Regis Corporation	First Lien Secured Debt - Term Loan	SOFR+450, 2.50% Floor	06/24/29	6,872	6,751	6,748	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+450, 2.50% Floor	06/24/29	172	105	97	(9)(20)(21)(23) (31)
					6,856	6,845
SEV
SEV Intermediate Holdco, LLC	First Lien Secured Debt - Term Loan	SOFR+525, 0.75% Floor	06/21/30	8,250	8,112	8,106	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+525, 0.75% Floor	06/21/30	467	441	438	(9)(21)(23)(31)
					8,553	8,544
Team Car Wash
TCW Midco LLC	First Lien Secured Debt - Term Loan	SOFR+575, 1.00% Floor	10/22/29	4,975	4,931	4,925	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+575, 1.00% Floor	10/22/29	1,164	1,128	1,122	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+575, 1.00% Floor	10/22/29	—	(7)	(8)	(8)(9)(21)(23)
					6,052	6,039
Ultra Clean Newco
Ultra Clean Holdco LLC	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	07/01/30	2,475	2,436	2,432	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	07/01/30	5,505	5,380	5,312	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	07/01/30	—	(21)	(25)	(8)(9)(21)(23)
					7,795	7,719

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date	Par/Shares (2)		Cost (38)	Fair Value (1)(39)
US Legal Support
US Legal Support Investment Holdings, LLC	Common Equity - Series A-1 Units	N/A	N/A		631,972 Shares	632	1,125	(9)(13)
USLS Acquisition, Inc.	First Lien Secured Debt - Term Loan	SOFR+590, 1.00% Floor	05/31/26		28,222	28,116	28,130	(9)(30)(32)
	First Lien Secured Debt - Delayed Draw	SOFR+590, 1.00% Floor	05/31/26		5,541	5,517	5,520	(9)(21)(23)(30)
	First Lien Secured Debt - Revolver	SOFR+590, 1.00% Floor	05/31/26		804	797	800	(9)(20)(21)(23) (30)
						35,062	35,575
Village Pet Care
Village Pet Care, LLC	First Lien Secured Debt - Term Loan	SOFR+650, 1.00% Floor	09/22/29		1,500	1,477	1,485	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+650, 1.00% Floor	09/22/29		1,050	1,010	1,000	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+650, 1.00% Floor	09/22/29		803	788	793	(9)(21)(23)(31)
						3,275	3,278
		Total Diversified Consumer Services				$193,427	$193,687
Diversified Telecommunication Services
Cablevision Systems
CSC Holdings, LLC	First Lien Secured Debt - Term Loan	SOFR+450, 0.00% Floor	01/18/28		$979	$954	$967	(10)(17)(30)
	First Lien Secured Debt - Revolver	SOFR+225, 0.00% Floor	07/13/27		84	67	77	(10)(17)(21) (23)(30)
	Unsecured Debt - Corporate Bond	4.13%	12/01/30		2,000	1,444	1,413	(10)(17)
		Total Diversified Telecommunication Services				$2,465	$2,457
Electric Utilities
Dynagrid
Megavolt Borrower, LLC	First Lien Secured Debt - Term Loan	SOFR+475, 1.00% Floor	02/13/32		$4,167	$4,087	$4,083	(9)(31)
		Total Electric Utilities				$4,087	$4,083
Electrical Equipment
Generator Buyer, Inc.
Generator Buyer, Inc.	First Lien Secured Debt - Term Loan	CORRA+525, 0.75% Floor	07/22/30	C$	12,158	$8,702	$8,734	(9)(17)(34)
	First Lien Secured Debt - Term Loan	SOFR+525, 0.75% Floor	07/22/30		3,847	3,786	3,799	(9)(17)(31)
	First Lien Secured Debt - Delayed Draw	CORRA+525, 0.75% Floor	07/22/30	C$	2,199	1,576	1,558	(9)(17)(21)(23) (34)
	First Lien Secured Debt - Revolver	CORRA+525, 0.75% Floor	07/22/30	C$	280	185	177	(9)(17)(21)(23)(34)
						14,249	14,268

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date	Par/Shares (2)	Cost (38)	Fair Value (1)(39)
International Wire Group
IW Buyer LLC	First Lien Secured Debt - Term Loan	SOFR+510, 1.00% Floor	06/28/29	2,463	2,420	2,438	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+510, 1.00% Floor	06/28/29	—	(8)	(4)	(8)(9)(20)(21) (23)
					2,412	2,434
US MetalCo Holdings
US MetalCo Holdings LLC	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	10/31/29	13,543	13,285	13,407	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+550, 1.00% Floor	10/31/29	—	(24)	(13)	(8)(9)(21)(23)
					13,261	13,394
		Total Electrical Equipment			$29,922	$30,096
Electronic Equipment, Instruments & Components
AVAD, LLC
Surf Opco, LLC (4)	First Lien Secured Debt - Term Loan	SOFR+411, 1.00% Floor	09/10/26	$9,575	$14,531	$9,529	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+411, 1.00% Floor	09/10/26	17,800	17,800	17,716	(9)(21)(23)(30)
	Preferred Equity - Class P-1 Preferred	N/A	N/A	13,195 Shares	1,713	2,723	(9)(13)(16)(24)
	Common Equity - Class A-1 Common	N/A	N/A	5,000 Shares	—	110	(9)(13)(16)(24)
					34,044	30,078
Pro Vigil
Pro-Vigil Holding Company, LLC	First Lien Secured Debt - Term Loan	SOFR+860, 1.00% Floor	01/11/26	7,660	7,630	7,501	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+860, 1.00% Floor	01/11/26	21,931	21,835	21,474	(9)(31)
					29,465	28,975
		Total Electronic Equipment, Instruments & Components			$63,509	$59,053
Energy Equipment & Services
Camin Cargo
Camin Cargo Control Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	12/07/29	$985	$967	$973	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+550, 1.00% Floor	12/07/29	479	450	443	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+550, 1.00% Floor	12/07/29	647	628	637	(9)(21)(23)(28) (30)
		Total Energy Equipment & Services			$2,045	$2,053
Entertainment
DHX
WildBrain Ltd.	First Lien Secured Debt - Term Loan	SOFR+600, 1.00% Floor	07/23/29	$13,291	$13,049	$13,058	(9)(17)(31)
	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	07/23/29	289	265	264	(9)(17)(21)(23) (31)
					13,314	13,322

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date	Par/Shares (2)	Cost (38)	Fair Value (1)(39)
Shout Factory
Shout! Factory LLC	First Lien Secured Debt - Term Loan	SOFR+525, 0.75% Floor	06/30/31	13,421	13,220	13,220	(9)(16)(31)
	First Lien Secured Debt - Revolver	SOFR+525, 0.75% Floor	06/30/31	—	(24)	(24)	(8)(9)(16)(21)(23)
					13,196	13,196
		Total Entertainment			$26,510	$26,518
Financial Services
AML Rightsource
Gabriel Partners, LLC	First Lien Secured Debt - Term Loan	SOFR+195 Cash plus 4.45% PIK, 1.00% Floor	09/21/26	$30,136	$29,964	$29,228	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+195 Cash plus 4.45% PIK, 1.00% Floor	09/21/26	1,277	1,270	1,239	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+195 Cash plus 4.45% PIK, 1.00% Floor	09/21/26	671	666	651	(9)(23)(31)
					31,900	31,118
Definiti LLC
Greylock Holdings LLC	Common Equity - Common Stock	N/A	N/A	100,000 Shares	100	110	(9)(13)
RHI Acquisition LLC	First Lien Secured Debt - Term Loan	SOFR+575, 1.00% Floor	03/16/29	5,955	5,828	5,865	(9)(32)
	First Lien Secured Debt - Delayed Draw	SOFR+575, 1.00% Floor	03/16/29	1,296	1,257	1,249	(9)(21)(23)(32)
	First Lien Secured Debt - Revolver	SOFR+575, 1.00% Floor	03/16/29	—	(12)	(10)	(8)(9)(21)(23)
					7,173	7,214
Fortress Credit BSL Limited
Fortress Credit BSL Limited 2021-3	Asset Backed Security - CLO Debt	N/A	07/20/34	3,000	3,000	2,999	(10)(17)
Fortress Credit Opportunities
Fortress Credit Opportunities CLO LLC 2024-25	Asset Backed Security - CLO Debt	N/A	01/15/37	4,000	4,000	3,949	(10)(17)
Golden Bear
Golden Bear 2016-R, LLC (4)	Structured Products and Other - Membership Interests	N/A	09/20/42	N/A	14,831	8,820	(3)(17)
Golub Capital Partners CLO, LT
Golub Capital Partners CLO, LTD 2021-55	Asset Backed Security - CLO Debt	N/A	07/20/34	2,000	2,016	2,000	(10)(17)
Insight XI Aggregator, L.P.
Insight XI Aggregator, L.P.	First Lien Secured Debt - Term Loan	SOFR+325, 0.00% Floor	08/28/25	1,587	1,587	1,587	(9)(17)(31)
Lending Point
LendingPoint 2018-1 Funding Trust	First Lien Secured Debt - Term Loan	SOFR+128 Cash plus 4.00% PIK, 1.00% Floor	12/31/27	38,667	38,321	38,346	(9)(31)
	First Lien Secured Debt - Term Loan	0.00%	12/31/27	3,194	3,194	3,194	(9)
	First Lien Secured Debt - Delayed Draw	SOFR+128 Cash plus 4.00% PIK, 1.00% Floor	12/31/27	4,929	4,929	4,852	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+128 Cash plus 4.00% PIK, 1.00% Floor	12/31/27	4,186	4,186	4,186	(9)(21)(23)(31)
					50,630	50,578

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date	Par/Shares (2)	Cost (38)	Fair Value (1)(39)
Nexity
Evoriel	First Lien Secured Debt - Term Loan	EURIBOR+525, 0.00% Floor	04/02/31	€2,283	2,441	2,678	(9)(17)(35)
	First Lien Secured Debt - Delayed Draw	EURIBOR+525, 0.00% Floor	04/02/31	€639	674	747	(9)(17)(21)(23) (35)
					3,115	3,425
Origami Opportunities Fund III
Origami Opportunities Fund III, L.P.	First Lien Secured Debt - Term Loan	SOFR+625, 2.00% Floor	10/25/27	6,837	6,758	6,735	(9)(17)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+625, 2.00% Floor	10/25/27	2,652	2,613	2,602	(9)(17)(21)(23) (31)
					9,371	9,337
PMA
PMA Parent Holdings, LLC	First Lien Secured Debt - Term Loan	SOFR+550, 0.75% Floor	01/31/31	13,978	13,843	13,838	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+550, 0.75% Floor	01/31/31	—	(9)	(10)	(8)(9)(21)(23)
					13,834	13,828
Purchasing Power, LLC
Purchasing Power Funding I, LLC	First Lien Secured Debt - Revolver	SOFR+710, 0.00% Floor	02/26/27	2,369	2,369	2,369	(9)(21)(23)(30)
Renew Financial LLC (f/k/a Renewable Funding, LLC)
AIC SPV Holdings II, LLC	Preferred Equity - Preferred Stock	N/A	N/A	534,375 Shares	534	244	(13)(17)(15)
Renew Financial LLC (f/k/a Renewable Funding, LLC)	Common Equity - Common Stock	N/A	N/A	1,368,286 Shares	16,813	68	(13)(17)
Renew JV LLC	Common Equity - Membership Interests	N/A	N/A	208,492 Shares	208	372	(13)(17)
					17,555	684
Stretto
Stretto, Inc.	First Lien Secured Debt - Term Loan	SOFR+600, 1.00% Floor	10/13/28	11,194	11,148	11,054	(9)(31)
US Auto
Auto Pool 2023 Trust (Del. Stat. Trust) (4)	Structured Products and Other - Membership Interests	N/A	02/28/29	N/A	20,766	12,779	(9)(13)(25)
		Total Financial Services			$193,295	$161,741
Food Products
Amylu Foods
Amylu Borrower Sub, LLC	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	06/10/31	$10,938	$10,829	$10,828	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 0.75% Floor	06/10/31	—	(9)	(9)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+500, 0.75% Floor	06/10/31	156	135	134	(9)(21)(23)(31)
					10,955	10,953

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date	Par/Shares (2)	Cost (38)	Fair Value (1)(39)
Berner Foods
Berner Food & Beverage, LLC	First Lien Secured Debt - Term Loan	SOFR+565, 1.00% Floor	07/30/27	34,126	33,792	33,444	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+565, 1.00% Floor	07/30/26	807	791	749	(9)(21)(23)(28) (31)
					34,583	34,193
Bolthouse Farms
Wm. Bolthouse Farms, Inc.	Common Equity - Equity Interests	N/A	N/A	1,086,122 Shares	1,147	1,303	(13)
Hive
FCP-Hive Holdings, LLC	Preferred Equity - Preferred Equity	N/A	N/A	589 Shares	448	384	(9)(13)
	Common Equity - Common Stock	N/A	N/A	589 Shares	3	—	(9)(13)
Hive Intermediate, LLC	First Lien Secured Debt - Term Loan	SOFR+560, 1.00% Floor	09/22/27	14,126	14,010	14,091	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+560, 1.00% Floor	09/22/27	363	345	357	(9)(21)(23)(30)
					14,806	14,832
Nutpods
Green Grass Foods, Inc.	First Lien Secured Debt - Term Loan	SOFR+625, 1.00% Floor	12/26/29	3,694	3,634	3,685	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+625, 1.00% Floor	12/26/29	—	(19)	(3)	(8)(9)(21)(23)
Nutpods Holdings, Inc.	Common Equity - Common Stock	N/A	N/A	125 Shares	125	122	(9)(13)
					3,740	3,804
Patriot Pickle
Patriot Foods Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	12/24/29	246	242	244	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	12/22/29	—	(3)	(5)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	12/22/29	—	(4)	(2)	(8)(9)(21)(23)
					235	237
		Total Food Products			$65,466	$65,322
Ground Transportation
Beacon Mobility
Beacon Mobility Corp.	First Lien Secured Debt - Term Loan	SOFR+635, 1.00% Floor	12/31/25	$12,692	$12,670	$12,664	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+635, 1.00% Floor	12/31/25	23,683	23,766	23,631	(9)(30)
	First Lien Secured Debt - Revolver	4.00%	12/31/25	—	—	—	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+635, 1.00% Floor	12/31/25	—	(10)	(9)	(8)(9)(20)(21) (23)
					36,426	36,286

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date	Par/Shares (2)	Cost (38)	Fair Value (1)(39)
Bird Rides
Blue Jay Transit Inc. (4)	First Lien Secured Debt - Term Loan	SOFR+500 Cash plus 7.00% PIK, 1.00% Floor	03/22/28	20,001	19,778	20,001	(9)(30)
	First Lien Secured Debt - Term Loan	SOFR+500 Cash plus 7.00% PIK, 1.00% Floor	07/31/26	2,570	2,570	2,570	(9)(30)
Third Lane Mobility Inc. (4)	Common Equity - Common Stock	N/A	N/A	5,012,171 Shares	722	714	(9)(13)(24)
	Warrants - Warrants			970,252 Shares	—	27	(9)(13)
					23,070	23,312
Boasso
Channelside AcquisitionCo, Inc. (fka Gruden Acquisition, Inc.)	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	06/30/28	3,524	3,517	3,489	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 0.75% Floor	06/30/28	—	—	(1)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+475, 0.75% Floor	07/01/26	—	—	(3)	(8)(9)(20)(21) (23)
					3,517	3,485
Heniff and Superior
Heniff Holdco, LLC	First Lien Secured Debt - Term Loan	SOFR+585, 1.00% Floor	12/03/26	28,861	28,701	28,572	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+585, 1.00% Floor	12/03/26	1,930	1,924	1,891	(9)(21)(23)(30)
					30,625	30,463
Olympus Terminals
Olympus Terminals Holdco II LLC	First Lien Secured Debt - Term Loan	SOFR+525, 0.75% Floor	12/17/30	18,534	18,186	18,182	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 0.75% Floor	12/17/30	—	(63)	(65)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 0.75% Floor	12/17/30	—	(54)	(56)	(8)(9)(21)(23)
					18,069	18,061
		Total Ground Transportation			$111,707	$111,607
Health Care Equipment & Supplies
Carestream Health
Carestream Health Holdings, Inc.	Common Equity - Common Stock	N/A	N/A	173,887 Shares	$1,426	$1,148	(13)(17)(24)
Carestream Health, Inc.	First Lien Secured Debt - Term Loan	SOFR+760, 1.00% Floor	09/30/27	164	151	74	(10)(17)(31)
					1,577	1,222
Cerus
Cerus Corporation	First Lien Secured Debt - Term Loan	SOFR+660, 1.80% Floor	03/01/28	12,000	11,981	12,000	(9)(17)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+660, 1.80% Floor	03/01/28	4,500	4,493	4,500	(9)(17)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+660, 1.00% Floor	03/01/28	3,000	2,983	3,000	(9)(17)(23)(30)
	First Lien Secured Debt - Revolver	SOFR+385, 1.00% Floor	03/01/28	1,038	1,037	1,038	(9)(17)(21)(23) (30)
					20,494	20,538

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date	Par/Shares (2)	Cost (38)	Fair Value (1)(39)
Compass Health
Roscoe Medical, Inc	First Lien Secured Debt - Term Loan	12.75%	04/11/25	7,372	7,072	6,218	(9)(14)(19)
	First Lien Secured Debt - Revolver	12.75%	04/11/25	492	467	363	(9)(14)(19)(23)
					7,539	6,581
Dr. Scholl's
DRS Holdings III, Inc.	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	11/01/28	24,455	24,341	24,333	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	11/01/28	—	(7)	(7)	(8)(9)(21)(23)
					24,334	24,326
Medical Guardian
Medical Guardian, LLC	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	04/26/28	30,902	30,704	30,899	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	04/26/28	4,714	4,671	4,714	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	04/26/28		(20)	—	(9)(21)(23)
					35,355	35,613
Natus Sensory
Natus Sensory, Inc.	First Lien Secured Debt - Term Loan	SOFR+525, 0.75% Floor	01/07/31	10,653	10,503	10,504	(9)(31)
	First Lien Secured Debt - Term Loan	EURIBOR+525, 0.00% Floor	01/07/31	€2,562	2,613	2,978	(9)(35)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 0.75% Floor	01/07/31	—	(19)	(39)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 0.75% Floor	01/07/31	—	(19)	(19)	(8)(9)(21)(23)
					13,078	13,424
NeuroPace
NeuroPace, Inc.	First Lien Secured Debt - Term Loan	SOFR+550, 2.00% Floor	05/27/30	20,000	19,900	19,900	(9)(16)(17)(30)
	First Lien Secured Debt - Revolver	SOFR+375, 2.00% Floor	05/27/30	—	—	(7)	(8)(9)(16)(17)(21) (23)
					19,900	19,893
Project Titan
Titan Luxco I SARL	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	06/12/32	6,044	5,984	5,984	(9)(31)
	First Lien Secured Debt - Term Loan	EURIBOR+500, 0.75% Floor	06/12/32	€1,178	1,350	1,374	(9)(35)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 0.75% Floor	06/12/32	—	(8)	(8)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+500, 0.75% Floor	06/12/31	278	267	267	(9)(21)(23)(31)
					7,593	7,617

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date	Par/Shares (2)	Cost (38)	Fair Value (1)(39)
Treace
Treace Medical Concepts, Inc.	First Lien Secured Debt - Term Loan	SOFR+610, 1.00% Floor	04/01/27	14,583	14,551	14,510	(9)(17)(27)(30)
	First Lien Secured Debt - Revolver	SOFR+410, 1.00% Floor	04/01/27	400	394	385	(9)(17)(21)(23) (27)(30)
					14,945	14,895
		Total Health Care Equipment & Supplies			$144,815	$144,109
Health Care Providers & Services
Alcami
Alcami Corporation	First Lien Secured Debt - Term Loan	SOFR+710, 1.00% Floor	12/21/28	$8,014	$7,833	$7,853	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+710, 1.00% Floor	12/21/28	590	577	578	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+710, 1.00% Floor	12/21/28	—	(23)	(22)	(8)(9)(21)(23)
					8,387	8,409
All Star
All Star Recruiting Locums, LLC	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	05/01/30	7,402	7,276	7,328	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+550, 1.00% Floor	05/01/30	1,739	1,692	1,700	(9)(21)(23)(30)
	First Lien Secured Debt - Revolver	SOFR+550, 1.00% Floor	05/01/30	326	305	313	(9)(21)(23)(30)
					9,273	9,341
Allied Benefit Systems
Allied Benefit Systems Intermediate LLC	First Lien Secured Debt - Term Loan	SOFR+525, 0.75% Floor	10/31/30	5,844	5,844	5,844	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 0.75% Floor	10/31/30	1,072	1,064	1,072	(9)(31)
					6,908	6,916
Amplity
Amplity Parent, Inc.	First Lien Secured Debt - Term Loan	12.93%	01/31/27	26,079	25,910	20,276	(9)(14)
	First Lien Secured Debt - Revolver	SOFR+1260, 1.00% Floor	01/31/27	1,719	1,575	1,571	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	12.93%	01/31/27	1,458	1,436	1,013	(9)(14)(23)
					28,921	22,860
Cato Research
LS Clinical Services Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR + 725 (Inclusive of 10.54% PIK), 1.00% Floor	12/16/29	15,554	15,386	15,064	(9)(31)
	First Lien Secured Debt - Revolver	SOFR + 725 (Inclusive of 10.54% PIK), 1.00% Floor	06/16/29	1,684	1,661	1,632	(9)(21)(23)(31)
					17,047	16,696

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date	Par/Shares (2)	Cost (38)	Fair Value (1)(39)
CNSI
Acentra Holdings, LLC (fka CNSI Holdings, LLC)	First Lien Secured Debt - Term Loan	SOFR+550, 0.50% Floor	12/17/29	17,550	17,116	17,418	(9)(31)
	First Lien Secured Debt - Term Loan	SOFR+575, 0.50% Floor	12/17/29	3,940	3,895	3,930	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+550, 0.50% Floor	12/17/29	560	514	545	(9)(21)(23)(31)
					21,525	21,893
EmpiRx
EmpiRx Health LLC	First Lien Secured Debt - Term Loan	SOFR+510, 1.00% Floor	08/05/27	8,773	8,692	8,773	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+510, 1.00% Floor	08/05/27		(6)	—	(9)(21)(23)
					8,686	8,773
ExactCare
ExactCare Parent, Inc.	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	11/05/29	17,807	17,393	17,807	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+550, 1.00% Floor	11/05/29	—	(39)	—	(9)(21)(23)
					17,354	17,807
Ingenovis Health
Ingenovis Health, Inc. (CCRR Parent Inc)	First Lien Secured Debt - Term Loan	SOFR+425, 0.75% Floor	03/06/28	2,866	2,631	1,257	(10)(31)
	First Lien Secured Debt - Term Loan	SOFR+425, 0.50% Floor	03/06/28	975	895	436	(10)(31)
					3,526	1,693
KCF Puerto Rico, LLC
KCF Puerto Rico, LLC	Secured Debt - Promissory Note	N/A	06/28/28	1,697	794	568	(17)
KureSmart
Clearway Corporation (f/k/a NP/Clearway Holdings, Inc.)	Common Equity - Common Stock	N/A	N/A	133 Shares	133	295	(9)(13)
Kure Pain Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+560, 1.00% Floor	08/27/27	25,924	25,858	25,916	(9)(30)(31)
	First Lien Secured Debt - Revolver	SOFR+560, 1.00% Floor	08/27/27	2,654	2,648	2,654	(9)(23)(31)
					28,639	28,865
LucidHealth
Premier Imaging, LLC	First Lien Secured Debt - Term Loan	SOFR+126 Cash plus 5.00% PIK, 1.00% Floor	03/31/26	7,244	7,224	6,176	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+126 Cash plus 5.00% PIK, 1.00% Floor	03/31/26	1,954	1,884	1,666	(9)(31)
					9,108	7,842

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date	Par/Shares (2)	Cost (38)	Fair Value (1)(39)
Maxor National Pharmacy Services, LLC
Maxor Acquisition, Inc.	First Lien Secured Debt - Term Loan	SOFR+610, 1.00% Floor	03/01/29	9,950	9,860	9,851	(9)(30)
Maxor National Pharmacy Services, LLC	First Lien Secured Debt - Term Loan	SOFR+610, 1.00% Floor	03/01/29	13,118	12,837	12,987	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+610, 1.00% Floor	03/01/29	—	(28)	(15)	(8)(9)(21)(23)
Maxor Topco, L.P.	Preferred Equity - Preferred Equity	N/A	N/A	50,000 Shares	50	73	(9)(13)
					22,719	22,896
Midwest Vision
Midwest Vision Partners Management, LLC	First Lien Secured Debt - Term Loan	SOFR+100 Cash plus 5.75% PIK, 1.00% Floor	01/12/28	21,245	21,042	20,980	(9)(31)
	First Lien Secured Debt - Term Loan	SOFR+650 PIK, 1% Floor	01/12/28	1,127	1,116	860	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+100 Cash plus 5.75% PIK, 1.00% Floor	01/12/28	621	616	602	(9)(23)(31)
					22,774	22,442
Omega Healthcare
OMH-Healthedge Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+450, 1.00% Floor	04/01/30	11,988	11,978	11,928	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+450, 1.00% Floor	04/01/30	—	(1)	(7)	(8)(9)(21)(23)
					11,977	11,921
Rarebreed
Rarebreed Veterinary Partners, Inc.	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	04/18/30	4,216	4,145	4,153	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	04/18/30	13,085	12,876	12,809	(9)(21)(23)(30)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	04/18/30	—	(15)	(14)	(8)(9)(21)(23)
					17,006	16,948
RHA Health Services
Pace Health Companies, LLC	First Lien Secured Debt - Term Loan	SOFR+565, 1.00% Floor	08/02/26	1,382	1,375	1,380	(9)(31)
	First Lien Secured Debt - Term Loan	SOFR+540, 1.00% Floor	08/02/26	461	460	459	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+540, 1.00% Floor	08/02/26	3,215	3,205	3,201	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+565, 1.00% Floor	08/02/26	194	189	192	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+555, 1.00% Floor	08/02/26	—	(30)	(2)	(8)(9)(20)(21) (23)
					5,199	5,230
Team Select
TS Investors, LLC	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	05/04/29	13,717	13,533	13,580	(9)(30)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	05/04/29	183	110	45	(9)(21)(23)(30)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	05/04/29	—	(21)	(19)	(8)(9)(21)(23)
					13,622	13,606

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date	Par/Shares (2)	Cost (38)	Fair Value (1)(39)
Thomas Scientific
BSP-TS, LP	Preferred Equity - Preferred Equity	N/A	N/A	30 Shares	25	31	(9)(13)(24)
	Common Equity - Common Stock	N/A	N/A	185 Shares	185	42	(9)(13)(24)
Thomas Scientific, LLC	First Lien Secured Debt - Term Loan	SOFR+340 Cash plus 4.25% PIK, 1.00% Floor	12/14/27	32,124	31,806	31,179	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+335 Cash plus 4.25% PIK, 1.00% Floor	12/14/27	2,290	2,264	2,203	(9)(21)(23)(31)
					34,280	33,455
WellDyneRx, LLC
WelldyneRX, LLC	First Lien Secured Debt - Term Loan	SOFR+685, 0.75% Floor	03/09/27	17,489	17,321	17,315	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+685, 0.75% Floor	03/09/26	—	(7)	(10)	(8)(9)(21)(23)
					17,314	17,305
		Total Health Care Providers & Services			$305,059	$295,466
Health Care Technology
Gainwell
Gainwell Acquisition Corp. (Milano Acquisition Corp)	First Lien Secured Debt - Term Loan	SOFR+410, 0.75% Floor	10/01/27	$16,691	$15,936	$16,119	(10)(31)
Inovalon
Inovalon Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+601, 0.75% Floor	11/24/28	6,184	6,103	6,030	(30)
	Second Lien Secured Debt - Term Loan	SOFR+876 PIK, 0.75% Floor	11/25/33	89	85	75	(31)
					6,188	6,105
MRO Parent Corporation
MRO Parent Corporation	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	06/09/32	4,259	4,196	4,195	(9)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 0.75% Floor	06/09/32	—	(3)	(3)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+475, 0.75% Floor	06/09/32	—	(6)	(6)	(8)(9)(21)(23)
					4,187	4,186
TELA Bio, Inc.
TELA Bio, Inc.	First Lien Secured Debt - Term Loan	SOFR+635, 1.00% Floor	05/01/27	13,333	13,303	13,333	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+635, 1.00% Floor	05/01/27	—	(2)	—	(9)(23)
					13,301	13,333
		Total Health Care Technology			$39,612	$39,743
Hotels, Restaurants & Leisure
Cave
Cave Enterprises Operations, LLC	First Lien Secured Debt - Term Loan	SOFR+660, 1.50% Floor	08/09/28	$8,508	$8,397	$8,508	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+660, 1.50% Floor	08/09/28	1,133	1,110	1,133	(9)(23)(30)
					9,507	9,641

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date	Par/Shares (2)	Cost (38)	Fair Value (1)(39)
CircusTrix
CircusTrix Holdings LLC	First Lien Secured Debt - Term Loan	SOFR+650, 1.00% Floor	07/18/28	982	965	963	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+650, 1.00% Floor	07/18/28	2,976	2,850	2,836	(9)(21)(23)(30)
	First Lien Secured Debt - Revolver	SOFR+650, 1.00% Floor	07/18/28	—	(16)	(20)	(8)(9)(21)(23)
					3,799	3,779
Crumbl
Crumbl Enterprises LLC	First Lien Secured Debt - Term Loan	SOFR+450, 0.75% Floor	05/05/32	9,259	9,168	9,167	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+450, 0.75% Floor	05/05/32	120	113	113	(9)(21)(23)(30)
					9,281	9,280
Guernsey
Guernsey Holdings SDI LA LLC	First Lien Secured Debt - Term Loan	6.95%	11/18/26	1,623	1,618	1,570	(9)
	First Lien Secured Debt - Delayed Draw	SOFR+595, 1.00% Floor	11/18/26	—	(2)	—	(9)(23)
					1,616	1,570
International Cruise & Excursion Gallery, Inc.
Arrivia, Inc. (International Cruise & Excursion Gallery, Inc) (4)	First Lien Secured Debt - Term Loan	SOFR+600, 1.00% Floor	12/31/28	4,012	8,739	3,955	(31)
	Common Equity - Membership Interests	N/A	N/A	531,312 Shares	4,740	2,445	(13)(24)
					13,479	6,400
Munson
Munson Buffalo Restaurant Group LLC	First Lien Secured Debt - Term Loan	SOFR+625, 1.00% Floor	05/31/29	3,492	3,448	3,413	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+625, 1.00% Floor	05/31/29	5,495	5,431	5,350	(9)(21)(23)(30)
					8,879	8,763
PARS Group LLC
PARS Group LLC	First Lien Secured Debt - Term Loan	SOFR+685, 1.50% Floor	04/03/28	8,726	8,642	8,573	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+685, 1.50% Floor	04/03/28	—	(1)	(17)	(8)(9)(23)
					8,641	8,556
Taco Cabana
YTC Enterprises, LLC	First Lien Secured Debt - Term Loan	SOFR+636, 1.00% Floor	08/16/26	8,525	8,499	8,163	(9)(30)
Tasty Chick'n
Tasty Chick'n LLC	First Lien Secured Debt - Term Loan	SOFR+600, 1.00% Floor	05/16/29	11,709	11,563	9,835	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+600, 1.00% Floor	05/16/29	549	541	(431)	(8)(9)(23)(30)
	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	05/16/29	—	(24)	(327)	(8)(9)(23)
					12,080	9,077

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date	Par/Shares (2)	Cost (38)	Fair Value (1)(39)
The Club Company
Eldrickco Limited	First Lien Secured Debt - Term Loan	SON+587, 0.50% Floor	11/26/26	£9,001	11,626	12,277	(9)(17)(29)
	First Lien Secured Debt - Delayed Draw	SON+587, 0.50% Floor	11/26/26	£10,747	13,450	14,658	(9)(17)(29)
	First Lien Secured Debt - Revolver	SON+587, 0.50% Floor	11/26/26	£356	417	484	(9)(17)(23)(29)
	First Lien Secured Debt - Revolver	SON+528, 0.50% Floor	05/26/26	£—	(2)	(4)	(8)(9)(17)(21) (23)(29)
					25,491	27,415
Walters Wedding Estates
WH BorrowerCo, LLC	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	08/02/30	14,348	14,149	14,026	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	08/02/30	2,506	2,402	2,323	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	08/02/30	583	550	526	(9)(21)(23)(31)
					17,101	16,875
		Total Hotels, Restaurants & Leisure			$118,373	$109,519
Household Durables
Allstar Holdings
Athlete Buyer, LLC	First Lien Secured Debt - Term Loan	SOFR+585, 1.00% Floor	04/26/29	$1,917	$1,884	$1,884	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+585, 1.00% Floor	04/26/30	22,062	21,605	21,676	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+585, 1.00% Floor	04/26/29	1,553	1,526	1,524	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+585, 1.00% Floor	04/26/29	3,201	3,128	3,109	(9)(21)(23)(31)
					28,143	28,193
Polywood
Poly-Wood, LLC	First Lien Secured Debt - Term Loan	SOFR+488, 1.00% Floor	03/20/30	2,741	2,692	2,713	(9)(30)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+575, 1.00% Floor	03/20/30	—	(12)	(4)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+488, 1.00% Floor	03/20/30	—	(8)	(4)	(8)(9)(21)(23)
					2,672	2,705
		Total Household Durables			$30,815	$30,898
Independent Power & Renewable Electricity Producers
Solarplicity Group Limited (f/k/a AMP Solar UK)
Solarplicity UK Holdings Limited	First Lien Secured Debt - Term Loan	4.00%	03/08/23	£5,562	7,231	2,054	(11)(14)(17)
	Preferred Equity - Preferred Stock	N/A	N/A	4,286 Shares	5,623	—	(2)(13)(17)(26)
	Common Equity - Ordinary Shares	N/A	N/A	2,825 Shares	4	—	(2)(13)(17)(26)
		Total Independent Power & Renewable Electricity Producers			$12,858	$2,054

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date	Par/Shares (2)	Cost (38)	Fair Value (1)(39)
Insurance
High Street Insurance
High Street Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+525, 0.75% Floor	04/14/28	$10,047	$9,953	$9,997	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 0.75% Floor	04/14/28	19,081	18,919	18,985	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+525, 0.75% Floor	04/16/27	—	(13)	(11)	(8)(9)(21)(23)
					28,859	28,971
PGM Holdings Corporation
Turbo Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+615, 1.00% Floor	06/02/26	18,649	18,571	18,462	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+615, 1.00% Floor	06/02/26	694	692	685	(9)(21)(23)(31)
					19,263	19,147
Spectrum Automotive
Shelby 2021 Holdings Corp.	First Lien Secured Debt - Term Loan	SOFR+525, 0.75% Floor	06/29/28	14,036	13,930	13,966	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 0.75% Floor	06/29/28	3,636	3,544	3,592	(9)(21)(23)(30)
	First Lien Secured Debt - Revolver	SOFR+525, 0.75% Floor	06/29/27	—	(2)	(2)	(8)(9)(21)(23)
					17,472	17,556
		Total Insurance			$65,594	$65,674
Interactive Media & Services
Securus Technologies Holdings, Inc.
Aventiv Technologies, LLC (fka Securus Technologies Holdings, LLC)	First Lien Secured Debt - Term Loan	SOFR+1026, 1.00% Floor	03/25/26	$2,205	$2,159	$2,302	(10)(31)
	Second Lien Secured Debt - Term Loan	9.05%	03/25/26	8,556	7,703	—	(14)
					9,862	2,302
The Weather Company
Zephyr Buyer, L.P.	First Lien Secured Debt - Term Loan	SOFR+525, 0.00% Floor	01/31/31	30,660	30,013	30,354	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+525, 0.00% Floor	01/31/31	—	(76)	(40)	(8)(9)(21)(23)
					29,937	30,314
		Total Interactive Media & Services			$39,799	$32,616
IT Services
Avenu Insights & Analytics
ACP Avenu Buyer, LLC	First Lien Secured Debt - Term Loan	SOFR+475, 1.00% Floor	10/02/29	$1,902	$1,869	$1,883	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 1.00% Floor	10/02/29	5,477	5,332	5,365	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+475, 1.00% Floor	10/02/29	—	(26)	(14)	(8)(9)(21)(23)
					7,175	7,234

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date	Par/Shares (2)	Cost (38)	Fair Value (1)(39)
Distinct
Distinct Holdings Inc	First Lien Secured Debt - Term Loan	SOFR+575, 1.00% Floor	07/18/29	13,143	12,935	12,938	(9)(32)
	First Lien Secured Debt - Revolver	SOFR+575, 1.00% Floor	07/18/29	—	(25)	(27)	(8)(9)(21)(23)
					12,910	12,911
GrayMatter Systems
Genius Bidco LLC	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	05/01/30	1,327	1,304	1,297	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	05/01/30	—	(40)	(112)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	05/01/30	155	136	129	(9)(20)(21)(23) (31)
	Common Equity - Common Stock	N/A	N/A	773 Shares	77	54	(9)(13)
					1,477	1,368
New Era Technology, Inc.
New Era Technology, Inc.	First Lien Secured Debt - Term Loan	10.69%	10/31/26	13,773	13,696	10,468	(9)(14)
	First Lien Secured Debt - Delayed Draw	10.73%	10/31/26	17,811	17,675	13,537	(9)(14)
	First Lien Secured Debt - Revolver	10.67%	10/30/26	1,732	1,722	1,316	(9)(14)(23)
					33,093	25,321
VikingCloud
Bullcave Limited	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	08/06/30	29,253	28,864	28,887	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+500, 0.75% Floor	08/06/30	2,947	2,876	2,878	(9)(21)(23)(31)
					31,740	31,765
		Total IT Services			$86,395	$78,599
Leisure Products
Dan Dee
Project Comfort Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+710, 1.00% Floor	02/01/26	$15,488	$15,464	$15,430	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+710, 1.00% Floor	02/01/26	—	(1)	(6)	(8)(9)(21)(23)
	Preferred Equity - Preferred Equity	N/A	N/A	491,405 Shares	492	211	(9)(13)
					15,955	15,635
KLO Holdings, LLC
1244311 B.C. Ltd. (4)	Common Equity - Common Stock	N/A	N/A	1,000,032 Shares	1,000	228	(2)(13)(17)(24)(26)
LashCo
Lash OpCo, LLC	First Lien Secured Debt - Term Loan	SOFR+275 Cash plus 5.10% PIK, 1.00% Floor	09/17/27	43,762	43,493	42,909	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+275 Cash plus 5.10% PIK, 1.00% Floor	09/17/27	2,362	2,353	2,316	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+275 Cash plus 5.10% PIK, 1.00% Floor	09/17/27	1,716	1,701	1,671	(9)(23)(31)
					47,547	46,896

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date	Par/Shares (2)	Cost (38)	Fair Value (1)(39)
Paladone
Paladone Group Bidco Limited	First Lien Secured Debt - Term Loan	SOFR+560, 1.00% Floor	11/12/27	5,906	5,847	5,863	(9)(17)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+560, 1.00% Floor	11/12/27	925	921	918	(9)(17)(31)
	First Lien Secured Debt - Revolver	SOFR+560, 1.00% Floor	11/12/27	1,130	1,179	1,185	(9)(17)(21)(23) (28)(29)(31)
Paladone Group Holdings Limited	Common Equity - Common Stock	N/A	N/A	70,183 Shares	93	104	(9)(13)(17)(24)
					8,040	8,070
		Total Leisure Products			$72,542	$70,829
Life Sciences Tools & Services
Akoya
Akoya Biosciences, Inc.	First Lien Secured Debt - Term Loan	SOFR+691, 2.50% Floor	11/01/27	$13,125	$13,143	$13,093	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+691, 2.50% Floor	11/01/27	9,375	9,360	9,353	(9)(30)
					22,503	22,446
August Bio
August Bioservices, LLC	First Lien Secured Debt - Term Loan	SOFR+595, 2.00% Floor	06/01/29	12,000	11,950	11,760	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+595, 2.00% Floor	06/01/29	3,000	2,988	2,940	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+595, 2.00% Floor	06/01/29	—	(2)	(10)	(8)(9)(21)(23)
					14,936	14,690
Unchained Labs
Unchained Labs, LLC	First Lien Secured Debt - Term Loan	SOFR+555, 1.00% Floor	08/09/27	1,858	1,843	1,839	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+555, 1.00% Floor	08/09/27	2,200	2,189	2,178	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+555, 1.00% Floor	08/09/27	—	(5)	(7)	(8)(9)(21)(23)
					4,027	4,010
		Total Life Sciences Tools & Services			$41,466	$41,146
Machinery
Carlisle Fluid Technologies
LSF12 Donnelly Bidco, LLC	First Lien Secured Debt - Term Loan	SOFR+650, 1.00% Floor	10/02/29	$14,738	$14,443	$14,541	(9)(30)
Flow Control
Flow Control Intermediate Holdings 2.0, LLC	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	05/01/31	5,333	5,255	5,253	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	05/01/31	—	(24)	(25)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	05/01/31	—	(19)	(20)	(8)(9)(21)(23)
					5,212	5,208

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date	Par/Shares (2)	Cost (38)	Fair Value (1)(39)
Ideal Tridon
Ideal Components Acquisition, LLC	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	06/30/32	13,092	12,895	12,895	(9)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 0.75% Floor	06/30/32	—	(18)	(18)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+500, 0.75% Floor	06/30/32	—	(30)	(30)	(8)(9)(21)(23)
					12,847	12,847
JPW
JPW Industries Holding Corporation	First Lien Secured Debt - Term Loan	SOFR+588, 2.00% Floor	11/22/28	2,412	2,412	2,382	(9)(31)
Milacron (Project Iota)
IOTA HOLDINGS 3	First Lien Secured Debt - Term Loan	SOFR+475, 0.00% Floor	03/31/32	22,675	22,341	22,335	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+475, 0.00% Floor	03/31/32	68	(2)	(5)	(8)(9)(21)(23) (31)
					22,339	22,330
Relevant Industrial
Relevant Industrial, LLC	First Lien Secured Debt - Term Loan	SOFR+475, 1.00% Floor	05/16/31	8,214	8,114	8,112	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 1.00% Floor	05/16/31	—	(33)	(33)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+475, 1.00% Floor	05/16/31	—	(17)	(18)	(8)(9)(21)(23)
					8,064	8,061
		Total Machinery			$65,317	$65,369
Media
Accelerate360
Accelerate360 Holdings, LLC	First Lien Secured Debt - Term Loan	SOFR+626, 1.00% Floor	02/11/27	$3,707	$3,707	$3,698	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+626, 1.00% Floor	02/11/27	1,382	1,382	1,375	(9)(21)(23)(31)
					5,089	5,073
Acosta
Acosta Holdings Corp.	Preferred Equity - Preferred Equity	N/A	N/A	10,213 Shares	473	515	(13)(24)
	Common Equity - Common Stock	N/A	N/A	6,266 Shares	77	28	(13)(24)
					550	543
FingerPaint Marketing
KL Charlie Acquisition Company	First Lien Secured Debt - Term Loan	SOFR+560, 1.00% Floor	12/30/26	18,092	17,970	17,956	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+560, 1.00% Floor	12/30/26	8,171	8,105	8,060	(9)(21)(23)(30)
	First Lien Secured Debt - Revolver	SOFR+560, 1.00% Floor	12/30/26	—	(11)	(15)	(8)(9)(21)(23)
KL Charlie Co-Invest, L.P.	Common Equity - Common Stock	N/A	N/A	218,978 Shares	220	296	(9)(13)
					26,284	26,297

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date	Par/Shares (2)	Cost (38)	Fair Value (1)(39)
HALO Branded Solutions
HALO Buyer, Inc	First Lien Secured Debt - Term Loan	SOFR+600, 1.00% Floor	08/07/29	8,674	8,512	8,510	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	08/07/29	239	215	214	(9)(21)(23)(28) (30)
					8,727	8,724
Hero Digital
HRO (Hero Digital) Holdings, LLC	First Lien Secured Debt - Term Loan	SOFR+210 Cash plus 4.00% PIK, 1.00% Floor	11/18/28	21,670	21,436	21,015	(9)(31)(32)
	First Lien Secured Debt - Term Loan	SOFR+210 Cash plus 5.00% PIK, 1.00% Floor	11/18/28	4,839	4,753	4,693	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+210 Cash plus 4.00% PIK, 1.00% Floor	11/18/26	1,746	1,729	1,642	(9)(20)(21)(23) (31)
HRO Holdings I LP	Common Equity - Common Stock	N/A	N/A	213 Shares	213	255	(9)(13)
					28,131	27,605
Wilson Language Training
Owl Parent Holdings, LLC	Common Equity - Common Stock	N/A	N/A	100 Shares	100	187	(9)(13)
		Total Media			$68,881	$68,429
Multi-Utilities
Congruex
Congruex Group LLC	First Lien Secured Debt - Term Loan	SOFR+165 Cash plus 5.00% PIK, 1.50% Floor	05/03/29	$15,290	$15,078	$13,401	(9)(10)(31)
SEER
GS SEER Group Borrower LLC	First Lien Secured Debt - Term Loan	SOFR+675, 1.00% Floor	04/29/30	3,192	3,118	3,160	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+675, 1.00% Floor	04/29/30	1,116	1,087	1,103	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+675, 1.00% Floor	04/30/29	—	(7)	(4)	(8)(9)(21)(23)
GS SEER Group Holdings, LLC	Common Equity - Common Stock	N/A	N/A	42 Shares	42	48	(9)(13)
					4,240	4,307
		Total Multi-Utilities			$19,318	$17,708
Oil, Gas & Consumable Fuels
Meritus Gas Partners
MGP Holdings III Corp.	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	03/01/30	$14,137	$13,918	$13,925	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	03/01/30	958	931	919	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	03/01/30	288	276	276	(9)(21)(23)(31)
		Total Oil, Gas & Consumable Fuels			$15,125	$15,120

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date	Par/Shares (2)	Cost (38)	Fair Value (1)(39)
Paper & Forest Products
BiOrigin Specialty Products
Complete Paper Inc.	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	02/04/31	$14,963	$14,747	$14,749	(9)(31)
		Total Paper & Forest Products			$14,747	$14,749
Passenger Airlines
Merx Aviation Finance, LLC
Gol Finance SA (5)	Common Equity - Common Stock	N/A	N/A	45,894,654 Shares	$-	$-	(13)(24)
Merx Aviation Finance, LLC (5)	First Lien Secured Debt - Revolver	10.00%	10/31/25	51,075	51,075	51,075	(23)
	Common Equity - Membership Interests	N/A	N/A		146,500	133,746	(13)(24)
		Total Passenger Airlines			$197,575	$184,821
Personal Care Products
Elida Beauty
PHOENIX YW BUYER, INC.	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	05/31/30	$7,456	$7,290	$7,307	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	05/31/30	—	(21)	(23)	(8)(9)(21)(23)
					7,269	7,284
RoC Skincare
RoC Holdco LLC	First Lien Secured Debt - Term Loan	SOFR+575, 1.00% Floor	02/21/31	12,645	12,421	12,455	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+575, 1.00% Floor	02/21/30	—	(34)	(33)	(8)(9)(21)(23)
					12,387	12,422
Suave
Silk Holdings I Corp.	Common Equity - Common Stock	N/A	N/A	100 Shares	100	186	(9)(13)
Silk Holdings III Corp.	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	05/01/29	26,685	26,165	26,485	(9)(31)
					26,265	26,671
Summer Fridays
Summer Fridays, LLC	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	05/16/31	23,148	22,805	22,801	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	05/16/31	—	(27)	(28)	(8)(9)(21)(23)
					22,778	22,773
		Total Personal Care Products			$68,699	$69,150

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date	Par/Shares (2)	Cost (38)	Fair Value (1)(39)
Pharmaceuticals
Alcresta Therapeutics Inc.
Alcresta Holdings, LP	Preferred Equity - Preferred Equity	N/A	N/A	116 Shares	$118	$130	(9)(13)
	Common Equity - Common Stock	N/A	N/A	1,176 Shares	1	54	(9)(13)
Alcresta Therapeutics Inc.	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	03/12/30	2,206	2,170	2,190	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+550, 1.00% Floor	03/31/30	—	(112)	(53)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+550, 1.00% Floor	03/31/29	—	(7)	(3)	(8)(9)(21)(23)
					2,170	2,318
Avid Bioservices
Space Finco, Inc.	First Lien Secured Debt - Term Loan	SOFR+575, 1.00% Floor	02/05/32	10,638	10,480	10,479	(9)(17)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+575, 1.00% Floor	02/05/32	—	(83)	(168)	(8)(9)(17)(21) (23)
	First Lien Secured Debt - Revolver	SOFR+575, 1.00% Floor	02/05/31	—	(47)	(48)	(8)(9)(17)(21) (23)
Space Parent, LP	Preferred Equity - Preferred Equity	N/A	N/A	99,000 Shares	99	99	(9)(13)(17)(24)
	Common Equity - Common Stock	N/A	N/A	1,000 Shares	1	1	(9)(13)(17)(24)
					10,450	10,363
Ora LLC
Orion Buyer, LLC	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	07/18/30	6,867	6,746	6,661	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	07/18/30	—	(14)	(50)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	07/18/30	280	256	238	(9)(21)(23)(30)
TVG Orion Blocker, Inc.	Common Equity - Common Stock	N/A	N/A	2 Shares	109	59	(9)(13)(24)
	Unsecured Debt - Promissory Note	11.34%	07/11/30	21	21	21	(9)
					7,118	6,929
PAI Pharma
Pai Middle Tier, LLC	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	02/13/32	16,500	16,258	16,253	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+475, 0.75% Floor	02/13/32	—	(50)	(52)	(8)(9)(21)(23)
PAI Co-Investor FT Aggregator LLC	Common Equity - Common Stock	N/A	N/A	100 Shares	100	102	(9)(13)(24)
					16,308	16,303
Sterling Pharma
Saffron Bidco Ltd	First Lien Secured Debt - Term Loan	SOFR+269 Cash plus 3.06% PIK, 0.75% Floor	09/11/31	13,574	13,327	13,167	(9)(17)(32)
	First Lien Secured Debt - Term Loan	EURIBOR+274 plus 3.01% PIK, 0.75% Floor	09/11/31	€97	106	111	(9)(17)(36)
	First Lien Secured Debt - Delayed Draw	SON+575, 0.75% Floor	09/11/31	£—	(73)	(253)	(8)(9)(17)(21)(23)(29)
					13,360	13,025

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date	Par/Shares (2)		Cost (38)	Fair Value (1)(39)
TersSera
TerSera Therapeutics LLC	First Lien Secured Debt - Term Loan	SOFR+575, 1.00% Floor	04/04/29		16,665	16,302	16,665	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+575, 1.00% Floor	04/04/29		—	(22)	—	(9)(21)(23)
						16,280	16,665
Trillium
Trillium Health Care Products Inc.	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	08/06/31		8,084	7,932	7,902	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	08/06/31		$694	675	670	(9)(21)(23)(31) (32)
	First Lien Secured Debt - Revolver	CORRA+557, 1.00% Floor	08/06/31	C$	838	577	602	(9)(21)(23)
						9,184	9,174
		Total Pharmaceuticals				$74,870	$74,777
Professional Services
AGDATA
AGDATA Midco, LLC	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	07/01/30		$2,639	$2,603	$2,600	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 0.75% Floor	07/01/30		713	697	686	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+475, 0.75% Floor	07/01/30		49	43	41	(9)(21)(23)(31)
						3,343	3,327
BDO USA
BDO USA, P.A.	First Lien Secured Debt - Term Loan	SOFR+500, 2.00% Floor	08/31/28		11,790	11,790	11,758	(9)(30)
DCM Services
DCM Parent, LLC	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	03/12/31		12,643	12,458	12,453	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	03/12/31		—	(33)	(35)	(8)(9)(21)(23)
						12,425	12,418
Escalent
M&M OPCO, LLC	First Lien Secured Debt - Term Loan	SOFR+600, 1.00% Floor	04/07/29		12,164	11,916	11,952	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	04/07/29		—	(9)	(8)	(8)(9)(21)(23)
						11,907	11,944
G&A
G&A Partners Holding Company II, LLC	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	03/01/31		4,993	4,903	4,968	(9)(31)
	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	03/03/31		1,686	1,678	1,677	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 0.75% Floor	03/01/31		320	294	297	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+475, 0.75% Floor	03/01/30		—	(6)	(2)	(8)(9)(21)(23)
						6,869	6,940

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date	Par/Shares (2)	Cost (38)	Fair Value (1)(39)
Health & Safety Institute
HSI Halo Holdings, LLC	Common Equity - Common Stock	N/A	N/A	1,010 Shares	46	1,756	(9)(13)
Lexitas
Chronicle Parent LLC	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	04/15/31	7,037	6,969	6,967	(9)(32)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	04/15/31	—	(11)	(11)	(8)(9)(23)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	04/15/31	—	(7)	(7)	(8)(9)(21)(23)
					6,951	6,949
North Highland
The North Highland Company LLC	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	12/22/31	3,049	3,020	3,019	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 0.75% Floor	12/22/31	—	(5)	(11)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+475, 0.75% Floor	12/20/30	532	525	524	(9)(21)(23)(30) (31)
					3,540	3,532
PSI Services, LLC
Lifelong Learner Holdings, LLC	First Lien Secured Debt - Term Loan	SOFR+110 Cash plus 7.75% PIK, 1.00% Floor	03/31/27	5,488	5,426	5,316	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+110 Cash plus 7.75% PIK, 1.00% Floor	03/31/27	558	557	539	(9)(23)(30)
					5,983	5,855
Schlesinger Group
Schlesinger Global, LLC	First Lien Secured Debt - Term Loan	SOFR+275 Cash plus 5.85% PIK, 1.00% Floor	07/21/25	12,294	12,343	12,134	(9)(30)
Team LINX, LLC
TeamLINX Buyer, LLC	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	12/18/30	11,029	10,872	10,864	(9)(30)(31)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	12/18/30	—	(20)	(21)	(8)(9)(21)(23)
					10,852	10,843
		Total Professional Services			$86,049	$87,456
Real Estate Management & Development
Redfin
Redfin Corporation	First Lien Secured Debt - Term Loan	SOFR+575, 1.50% Floor	10/20/28	$3,439	$3,376	$3,456	(9)(17)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+575, 1.50% Floor	10/20/28	3,456	3,393	3,474	(9)(17)(31)
		Total Real Estate Management & Development			$6,769	$6,930
Semiconductors & Semiconductor Equipment
Wolfspeed
Wolfspeed, Inc.	First Lien Secured Debt - Corporate Bond	9.88% Cash plus 2.00% PIK	06/23/30	$6,085	$5,909	$6,283	(9)(17)
	First Lien Secured Debt - Corporate Bond	9.88% Cash plus 2.00% PIK	06/23/30	5,071	4,924	5,236	(9)(17)
		Total Semiconductors & Semiconductor Equipment			$10,833	$11,519

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date	Par/Shares (2)	Cost (38)	Fair Value (1)(39)
Software
Acronis AG
ACRONIS AG	First Lien Secured Debt - Term Loan	SOFR+595 Cash plus 1.00% PIK, 1.00% Floor	04/01/27	$27,351	$27,257	$27,352	(9)(17)(30)
Align
RMCF V CIV L, L.P.	Common Equity - Common Stock	N/A	N/A	241 Shares	500	568	(13)(24)
American Megatrends
AMI Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	10/17/31	13,063	12,873	12,867	(9)(33)
	First Lien Secured Debt - Revolver	SOFR+500, 0.75% Floor	10/17/31	11	(15)	(18)	(8)(9)(21)(23) (33)
					12,858	12,849
Asure Software
Asure Software, Inc.	First Lien Secured Debt - Term Loan	SOFR+500, 2.00% Floor	04/01/30	6,667	6,635	6,633	(9)(17)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 2.00% Floor	04/01/30	13,333	13,270	13,267	(9)(17)(30)
					19,905	19,900
BarTender
Sigma Buyer LLC	First Lien Secured Debt - Term Loan	SOFR+525, 0.75% Floor	01/04/28	13,515	13,294	13,414	(9)(32)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 0.75% Floor	01/04/28	7,236	7,119	7,182	(9)(32)
	First Lien Secured Debt - Revolver	SOFR+525, 0.75% Floor	01/04/28	100	76	89	(9)(21)(23)(32)
					20,489	20,685
Beeline
IQN Holding Corp.	First Lien Secured Debt - Term Loan	SOFR+263 Cash plus 3.12% PIK, 0.75% Floor	05/02/29	5,315	5,315	5,262	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+263 Cash plus 3.12% PIK, 0.75% Floor	05/02/29	—	—	(4)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 0.75% Floor	05/02/28	235	235	232	(9)(21)(23)(31)
					5,550	5,490
Calero Holdings, Inc.
Telesoft Holdings, LLC	First Lien Secured Debt - Term Loan	SOFR+585, 1.00% Floor	12/16/26	21,534	21,450	21,418	(30)
	First Lien Secured Debt - Revolver	SOFR+585, 1.00% Floor	12/16/26	530	522	518	(21)(23)(30)
					21,972	21,936
ChyronHego Corporation
ChyronHego Corporation (5)	Preferred Equity - Preferred Equity	N/A	N/A	7,800 Shares	6,000	15,825	(13)(24)
ChyronHego US Holding Corporation (5)	First Lien Secured Debt - Term Loan	SOFR+350, 1.75% Floor	06/30/26	106,406	106,196	106,406	(31)
	First Lien Secured Debt - Revolver	SOFR+600, 1.75% Floor	06/30/26	11,467	11,456	11,467	(21)(23)(31)
					123,652	133,698

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date	Par/Shares (2)	Cost (38)	Fair Value (1)(39)
Digital.ai
Digital.ai Software Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+600, 1.00% Floor	08/10/28	22,812	22,492	22,359	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	08/10/28	403	372	355	(9)(21)(23)(31)
					22,864	22,714
EVER.AG Corporation
EVER.AG Corporation	First Lien Secured Debt - Term Loan	SOFR+535, 1.00% Floor	06/24/27	20,695	20,493	20,387	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+535, 1.00% Floor	06/24/27	1,257	1,247	1,238	(9)(23)(31)
					21,740	21,625
Forcura + Medalogix (Project Tarpon)
F&M Buyer LLC	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	03/18/32	16,901	16,738	16,732	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 0.75% Floor	03/18/32	—	(27)	(56)	(8)(9)(23)
	First Lien Secured Debt - Revolver	SOFR+475, 0.75% Floor	03/18/32	—	(24)	(25)	(8)(9)(21)(23)
					16,687	16,651
G2CI
Evergreen IX Borrower 2023, LLC	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	09/30/30	7,097	7,097	7,097	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+475, 0.75% Floor	10/01/29	—	—	—	(9)(21)(23)
					7,097	7,097
Go1
Apiom, Inc.	First Lien Secured Debt - Term Loan	SOFR+745, 2.00% Floor	05/02/28	2,500	2,487	2,513	(9)(17)(30)
GoHealth
Norvax, LLC	First Lien Secured Debt - Revolver	SOFR+660, 1.00% Floor	09/30/25	1,597	1,596	1,597	(9)(23)(30)
Gtreasury
G Treasury SS LLC	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	06/29/29	250	246	247	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+550, 1.00% Floor	06/29/29	591	554	565	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+550, 1.00% Floor	06/29/29	67	63	64	(9)(21)(23)(31) (32)
					863	876
Litify
Litify Holdings Inc.	Common Equity - Common Stock	N/A	N/A	217,892 Shares	107	510	(9)(13)
Litify LLC	First Lien Secured Debt - Term Loan	SOFR+560, 1.00% Floor	02/02/29	29,167	28,562	28,583	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+560, 1.00% Floor	02/02/29	—	(15)	(17)	(8)(9)(21)(23)
					28,654	29,076

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date	Par/Shares (2)	Cost (38)	Fair Value (1)(39)
Lookout
Lookout, Inc.	First Lien Secured Debt - Term Loan	SOFR+625, 3.00% Floor	06/01/29	5,000	4,979	5,000	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+625, 3.00% Floor	06/01/29	5,000	4,980	5,000	(9)(30)
					9,959	10,000
MYCOM
Magnate Holding Corp.	First Lien Secured Debt - Term Loan	SOFR+840 PIK, 0.50% Floor	12/31/26	20,656	20,662	20,295	(9)(17)(31)
Naviga
Colonnade Parent Inc (fka Naviga Inc.)	First Lien Secured Debt - Term Loan	1.10%	09/30/26	12,930	11,176	8,146	(9)(14)
	First Lien Secured Debt - Term Loan	1.00%	09/30/26	79	77	50	(9)(14)
	First Lien Secured Debt - Delayed Draw	1.10%	09/30/26	2,224	1,909	1,401	(9)(14)
	First Lien Secured Debt - Revolver	1.10%	09/30/26	500	500	315	(9)(14)(23)
					13,662	9,912
New Relic
Crewline Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+675, 1.00% Floor	11/08/30	5,623	5,576	5,623	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+675, 1.00% Floor	11/08/30	—	—	—	(9)(21)(23)
					5,576	5,623
Omada
Omada Health, Inc.	First Lien Secured Debt - Term Loan	SOFR+710, 2.50% Floor	06/01/28	1,450	1,440	1,450	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+710, 2.50% Floor	06/01/28	—	(9)	—	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+410, 2.50% Floor	06/01/28	5	5	5	(9)(21)(23)(30)
					1,436	1,455
Passport Labs
Passport Labs, Inc.	First Lien Secured Debt - Term Loan	SOFR+675, 2.00% Floor	04/24/30	20,000	19,903	19,900	(9)(30)
Poppulo, Inc.
Four Winds Interactive LLC	First Lien Secured Debt - Term Loan	SOFR+650, 0.75% Floor	02/20/30	7,561	7,418	7,410	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+650, 0.75% Floor	02/20/30	—	(14)	(29)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+650, 0.75% Floor	02/20/30	—	(18)	(20)	(8)(9)(21)(23)
					7,386	7,361
Riverbed Technology, Inc.
Riverbed Technology, Inc.	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	04/03/28	—	(5)	(6)	(8)(21)(23)

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date	Par/Shares (2)	Cost (38)	Fair Value (1)(39)
Simeio
Simeio Group Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+310 Cash plus 4.00% PIK, 1.00% Floor	02/02/26	8,128	8,115	7,559	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+310 Cash plus 4.00% PIK, 1.00% Floor	02/02/26	884	882	822	(9)(23)(30)
					8,997	8,381
Solera
Polaris Newco, LLC	First Lien Secured Debt - Term Loan	SOFR+401, 0.50% Floor	06/02/28	8,108	8,059	7,913	(10)(31)
Solera, LLC	Second Lien Secured Debt - Term Loan	SOFR+910, 1.00% Floor	06/04/29	4,252	4,218	4,134	(10)(31)
					12,277	12,047
SPS Commerce, Inc.
SPS Commerce, Inc.	Common Equity - Common Stock	N/A	N/A	837 Shares	62	114	(10)(13)(17) (24)
Stax Payments
Stax Purchaser, LLC	First Lien Secured Debt - Term Loan	SOFR+650, 1.00% Floor	06/06/30	10,000	9,852	9,850	(9)
Texada
Texada Software LLC	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	04/30/30	6,923	6,804	6,802	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+550, 1.00% Floor	04/30/30	2,051	2,015	2,015	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+550, 1.00% Floor	04/30/30	—	(17)	(18)	(8)(9)(21)(23)
					8,802	8,799
Uniguest
Uniguest Holdings, Inc	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	11/27/30	19,742	19,468	19,474	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	11/27/30	—	(27)	(54)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	11/27/30	—	(16)	(16)	(8)(9)(21)(23)
					19,425	19,404
Uplight
Uplight, Inc.	First Lien Secured Debt - Term Loan	SOFR+610, 4.00% Floor	06/01/29	10,000	9,916	9,875	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+610, 4.00% Floor	06/01/29	—	—	(124)	(8)(9)(23)
	First Lien Secured Debt - Revolver	SOFR+360, 4.00% Floor	06/01/29	—	—	(12)	(8)(9)(21)(23)
					9,916	9,739
Zafin
Zafin Labs Americas Incorporated	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	02/14/31	16,667	16,429	16,433	(9)(17)(32)
	First Lien Secured Debt - Revolver	SOFR+475, 0.75% Floor	02/14/31	—	(47)	(47)	(8)(9)(17)(21) (23)
					16,382	16,386

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date	Par/Shares (2)	Cost (38)	Fair Value (1)(39)
Zendesk
Zendesk, Inc.	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	11/22/28	7,513	7,513	7,494	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 0.75% Floor	11/22/28	577	577	573	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+500, 0.75% Floor	11/22/28	—	—	(2)	(8)(9)(20)(21) (23)
					8,090	8,065
		Total Software			$506,553	$511,952
Specialty Retail
Club Champion
Club Champion LLC	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	06/14/29	$8,111	$8,008	$8,009	(9)(32)
	First Lien Secured Debt - Revolver	SOFR+500, 0.75% Floor	06/14/29	301	279	279	(9)(21)(23)(32)
					8,287	8,288
EG Group
EG Global Finance PLC	First Lien Secured Debt - Corporate Bond	SOFR+750, 0.50% Floor	11/30/28	6,267	6,418	6,737	(10)(17)(31)
PetSmart
PetSmart Inc / PetSmart Finance Corp	Unsecured Debt - Corporate Bond	7.75%	02/15/29	2,000	1,963	1,949	(10)
PetSmart LLC	First Lien Secured Debt - Term Loan	SOFR+385, 0.75% Floor	02/11/28	8,914	8,893	8,842	(10)(30)
					10,856	10,791
Tailored Brands
The Men's Wearhouse, LLC	First Lien Secured Debt - Term Loan	SOFR+650, 0.00% Floor	02/26/29	1,062	1,060	1,062	(10)(31)
		Total Specialty Retail			$26,621	$26,878
Technology Hardware, Storage & Peripherals
Biamp
Biamp	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	04/30/30	$869	$854	$846	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	04/30/30	—	(2)	(3)	(8)(9)(21)(23)
					852	843
BusPatrol
BusPatrol Holdco	First Lien Secured Debt - Term Loan	SOFR+600, 1.00% Floor	08/02/29	8,333	8,261	8,270	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+600, 1.00% Floor	08/02/29	—	(27)	(25)	(8)(9)(23)
	First Lien Secured Debt - Revolver	SOFR+400, 1.00% Floor	08/02/29	300	288	289	(9)(21)(23)(30)
					8,522	8,534
		Total Technology Hardware, Storage & Peripherals			$9,374	$9,377

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date	Par/Shares (2)	Cost (38)	Fair Value (1)(39)
Textiles, Apparel & Luxury Goods
Iconix Brand Group
IBG Borrower LLC	First Lien Secured Debt - Term Loan	SOFR+515, 1.00% Floor	08/22/29	$5,875	$5,824	$5,801	(9)(31)
Sequential Brands Group, Inc.
Gainline Galaxy Holdings LLC	Common Equity - Common Stock	N/A	N/A	3,060 Shares	575	87	(13)(16)(17)
Galaxy Universal LLC	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	05/12/28	15,000	15,000	14,790	(31)
	First Lien Secured Debt - Term Loan	SOFR+625, 1.00% Floor	05/12/28	2,480	2,480	2,502	(31)
	First Lien Secured Debt - Term Loan	SOFR+575, 1.00% Floor	05/12/28	1,241	1,229	1,215	(31)
Swisstech IP CO, LLC	First Lien Secured Debt - Term Loan	6.00% PIK	11/24/25	207	174	206	(17)
					19,458	18,800
		Total Textiles, Apparel & Luxury Goods			$25,282	$24,601
Trading Companies & Distributors
Banner Solutions
Banner Buyer, LLC	First Lien Secured Debt - Term Loan	SOFR+290 Cash plus 3.50% PIK, 3.75% Floor	05/31/27	$12,115	$12,075	$11,472	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+290 Cash plus 3.50% PIK, 3.75% Floor	05/31/27	2,958	2,945	2,801	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+290 Cash plus 3.50% PIK, 3.75% Floor	05/31/27	3	(4)	(100)	(8)(9)(21)(23) (31)
Banner Parent Holdings, Inc.	Common Equity - Common Stock	N/A	N/A	6,125 Shares	613	43	(9)(13)
					15,629	14,216
ORS Nasco
WC ORS Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	08/07/31	19,995	19,715	19,695	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 0.75% Floor	08/07/31	—	—	—	(23)(31)
	First Lien Secured Debt - Revolver	SOFR+500, 0.75% Floor	08/07/31	1,255	1,176	1,183	(9)(21)(23)(30) (31)
WC ORS Holdings, L.P.	Common Equity - Common Stock	N/A	N/A	100,000 Shares	100	134	(9)(13)(24)
					20,991	21,012
PSE
Graffiti Parent, LP	Common Equity - Common Stock	N/A	N/A	2,439 Shares	244	201	(9)(13)
Painters Supply and Equipment Co. (fka Graffiti Buyer, Inc.)	First Lien Secured Debt - Term Loan	SOFR+560, 1.00% Floor	08/10/27	10,803	10,683	10,587	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+560, 1.00% Floor	08/10/27	3,645	3,608	3,498	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+560, 1.00% Floor	08/10/27	—	(10)	(26)	(8)(9)(21)(23)
					14,525	14,260
		Total Trading Companies & Distributors			$51,145	$49,488

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date	Par/Shares (2)	Cost (38)	Fair Value (1)(39)
Transportation Infrastructure
GAT-Airline Ground Support Inc
GAT-Airline Ground Support Inc	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	05/09/29	$15,086	$14,893	$14,973	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	05/09/29	2,057	2,012	2,021	(9)(21)(23)(31)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	05/09/29	794	766	776	(9)(21)(23)(31)
		Total Transportation Infrastructure			$17,671	$17,770
Wireless Telecommunication Services
Global Eagle
Anuvu Corp. (fka GEE Acquisition Holdings Corp.)	Common Equity - Common Stock	N/A	N/A	211,026 Shares	$—	$—	(13)(24)
Anuvu Holdings 2 LLC (fka GEE Holdings 2 LLC)	First Lien Secured Debt - Term Loan	SOFR+400 Cash plus 6.00% PIK, 0.00% Floor	09/27/27	5,126	3,935	4,459	(31)
	First Lien Secured Debt - Term Loan	8.25%	03/23/26	5,080	2,221	356	(14)
		Total Wireless Telecommunication Services			$6,156	$4,815
Total Investments before Cash Equivalents					$3,495,111	$3,327,482	(7)(12)
Goldman Sachs Financial Square Government Fund, Institutional		N/A	N/A	$555	$555	$555	(37)
Total Investments after Cash Equivalents					$3,495,666	$3,328,037

(1)
Fair value is determined in good faith subject to the oversight of the board of directors of the Company (the “Board”) (See Note 2 to the consolidated financial statements).
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
(3)
Denotes investments in which the Company owns greater than 25% of the equity, where the governing documents of each entity preclude the Company from exercising a controlling influence over the management or policies of such entity. The Company does not have the right to elect or appoint more than 25% of the directors or another party has the right to elect or appoint more directors than the Company and has the right to appoint certain members of senior management. Therefore, the Company has determined that these entities are not controlled affiliates. As of June 30, 2025, we had a 100% equity ownership interest in Golden Bear 2016-R, LLC, a collateralized loan obligation.
See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

(4)
Denotes investments in which we are an “Affiliated Person,” as defined in the Investment Company Act of 1940, as amended (the "1940 Act"), due to holding the power to vote or owning 5% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of December 31, 2024 and June 30, 2025 along with transactions during the six months ended June 30, 2025 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2024	Gross Additions ●	Gross Reductions ■	Net Change in Unrealized Gains (Losses)	Fair Value at June 30, 2025	Net Realized Gains (Losses)	Interest/ Dividend/ Other Income
1244311 B.C. Ltd.,Common Stock	$202	$—	$—	$26	$228	$—	$—
Carbonfree Chemicals Holdings LLC,Common Equity / Interest	18,933	0	—	(414)	18,519	—	—
FC2 LLC,Common Stock	—	—	—	—	—	—	—
FC2 LLC,Term Loan	12,459	—	—	(56)	12,403	—	403
Golden Bear 2016-R, LLC,Membership Interests	9,736	152	(772)	(295)	8,820	—	436
Surf Opco, LLC,Class A-1 Common	—	375	—	(265)	110	—	—
Surf Opco, LLC,Class P-1 Preferred	—	3,405	—	(682)	2,723	—	—
Surf Opco, LLC,Revolver	—	22,664	(4,863)	(84)	17,716	—	850
Surf Opco, LLC,Term Loan	—	9,633	(58)	(23)	9,529	(23)	462
Auto Pool 2023 Trust (Del. Stat. Trust) ,Membership Interests	16,366	—	(2,427)	(1,161)	12,779	—	—
Blue Jay Transit Inc.,Term Loan	19,940	3,167	(494)	(42)	22,571	—	1,569
Blue Jay Transit Inc.,Unfunded Delayed Draw	—	—	—	—	—	—	—
Bird Scooter Acquisition Corp.,Common Stock	373	—	(373)	—	—	—	—
Arrivia, Inc. (International Cruise & Excursion Gallery, Inc),Membership Interests	2,144	—	(1)	302	2,445	—	—
Arrivia, Inc. (International Cruise & Excursion Gallery, Inc),Term Loan	4,183	(48)	(186)	288	3,955	(282)	219
Third Lane Mobility Inc.,Common Stock	—	728	—	(14)	714	—	—
Third Lane Mobility Inc.,Warrants	—	—	—	27	27	—	—
	$84,334	$40,075	$(9,174)	$(2,393)	$112,539	$(305)	$3,940
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

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

(5)
Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Fair value as of December 31, 2024 and June 30, 2025 along with transactions during the six months ended June 30, 2025 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2024	Gross Additions ●	Gross Reductions ■	Net Change in Unrealized Gains (Losses)	Fair Value at June 30, 2025	Net Realized Gains (Losses)	Interest/ Dividend/ Other Income
Majority Owned Company
ChyronHego US Holding Corporation	$15,500	$7,373	$(11,400)	$(5)	$11,467	$—	$812
ChyronHego US Holding Corporation	106,406	—	—	—	106,406	—	4,180
ChyronHego US Holding Corporation	—	—	—	—	—	—	—
ChyronHego Corporation	19,456	—	—	(3,631)	15,825	—	—
Merx Aviation Finance, LLC	123,815	—	—	9,931	133,746	—	—
Merx Aviation Finance, LLC	59,576	0	(8,501)	—	51,075	—	2,997
	$324,753	$7,373	$(19,901)	$6,295	$318,519	$—	$7,989
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

As of June 30, 2025, the Company had a 87% and 100% equity ownership interest in ChyronHego Corporation and Merx Aviation Finance, LLC, respectively.

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
(12)
Aggregate gross unrealized gain and loss for federal income tax purposes is $31,357 and $250,126, respectively. Net unrealized loss is $218,769 based on a tax cost of $3,546,251.
(13)
Non-income producing security.

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

(14)
Non-accrual status (see Note 2 to the consolidated financial statements).
(15)
The underlying investments of AIC SPV Holdings II, LLC is a securitization in which the Company owns preferred shares representing 14.25% economic interest.
(16)
AIC SB Holdings LLC, AIC SHD Holdings, AP Surf Investments, LLC, MFIC Gamma SPV LLC and MFIC Delta SPV LLC are wholly-owned special purpose vehicles which only hold investments of the underlying portfolio companies and have no other significant assets or liabilities. AIC SB Holdings LLC holds equity investments in Gainline Galaxy Holdings LLC. AP Surf Investments, LLC holds equity investments in Surf Opco, LLC. AIC SHD Holdings LLC holds equity investments in both Carbonfree Chemicals Holdings, LLC and Carbonfree Chemicals SA, LLC. MFIC Gamma SPV LLC holds investments in NeuroPace. MFIC Delta SPV LLC holds investments in Shout Factory.
(17)
Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of June 30, 2025, non-qualifying assets represented approximately 9.3% of the total assets of the Company.
(18)
The maturity date for these investments is expected to be extended past June 30, 2025. The final terms of the extension, restructuring or exit are still under negotiation between the Company and the respective portfolio company.
(19)
As of June 30, 2025, the portfolio company remains in maturity default. The respective lenders are pursuing foreclosure and sale-related steps in the absence of an agreement to extend or waive the default.
(20)
As of June 30, 2025, there were letters of credit issued and outstanding through the Company under this first lien senior secured revolving loan.
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

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

(23)
As of June 30, 2025, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 8 to the consolidated financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit **	Undrawn Commitment
ACP Avenu Buyer, LLC	$7,247	$—	$—	$7,247
AGDATA Midco, LLC	1,621	49	—	1,572
AMI Buyer, Inc.	1,905	11	—	1,894
Accelerate360 Holdings, LLC	2,544	1,382	—	1,162
Accelevation LLC	5,478	831	—	4,647
Acentra Holdings, LLC (fka CNSI Holdings, LLC)	2,000	560	—	1,440
Alcami Corporation	1,096	—	—	1,096
Alcresta Therapeutics Inc.	7,529	—	—	7,529
All Star Recruiting Locums, LLC	3,478	326	—	3,152
Alpinex Opco, LLC	1,489	1,102	—	387
American Restoration Holdings, LLC	8,582	1,037	—	7,545
Amplity Parent, Inc.	3,719	3,176	—	543
Amylu Borrower Sub, LLC	4,063	156	—	3,907
Aspen Aerogels, Inc.	100	30	—	70
Athlete Buyer, LLC	5,383	3,201	214	1,968
August Bioservices, LLC	500	—	—	500
Banner Buyer, LLC	1,935	3	—	1,932
Beacon Mobility Corp.	59,145	—	29,545	29,600
Berner Food & Beverage, LLC	2,881	807	—	2,074
Biamp	120	—	4	116
Bingo Group Buyer, Inc.	2,683	25	—	2,658
Bullcave Limited	5,526	2,947	—	2,579
BusPatrol Holdco	4,833	300	—	4,533
CI (MG) GROUP, LLC	10,135	973	—	9,162
CRS Holdings, Inc.	8,000	—	145	7,855
CSC Holdings, LLC	100	84	—	16
Camin Cargo Control Holdings, Inc.	3,520	647	—	2,873
Cave Enterprises Operations, LLC	200	—	—	200
Celerion Buyer, Inc.	1,918	—	—	1,918
Cerus Corporation	5,000	1,038	—	3,962
Channelside AcquisitionCo, Inc. (fka Gruden Acquisition, Inc.)	396	—	99	297
Chronicle Parent LLC	2,963	—	—	2,963
ChyronHego US Holding Corporation	21,000	11,467	—	9,533
CircusTrix Holdings LLC	5,000	—	—	5,000
Club Car Wash Operating, LLC	2,375	1,625	—	750
Club Champion LLC	1,807	301	—	1,506
Colonnade Parent Inc (fka Naviga Inc.)	500	500	—	—
Cool Buyer, Inc.	6,667	2,182	112	4,373
Coretrust Purchasing Group LLC (HPG Enterprises LLC)	1,805	—	—	1,805
Crewline Buyer, Inc.	377	—	—	377
Crumbl Enterprises LLC	741	120	—	621
DCM Parent, LLC	2,326	—	—	2,326
DRS Holdings III, Inc.	1,483	—	—	1,483
Digital.ai Software Holdings, Inc.	2,419	403	—	2,016
Distinct Holdings Inc	1,758	—	—	1,758
EVER.AG Corporation	1,257	1,257	—	—
Eagle Purchaser, Inc.	669	669	—	—
Eldrickco Limited*	962	488	—	474

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit **	Undrawn Commitment
EmpiRx Health LLC	909	—	227	682
Evergreen IX Borrower 2023, LLC	795	—	—	795
Evoriel*	631	—	—	631
ExactCare Parent, Inc.	1,967	—	—	1,967
Excelligence Learning Corporation	2,466	863	223	1,380
F&M Buyer LLC	8,099	—	—	8,099
Flow Control Intermediate Holdings 2.0, LLC	4,667	—	—	4,667
Four Winds Interactive LLC	2,439	—	5	2,434
G Treasury SS LLC	1,659	67	—	1,592
G&A Partners Holding Company II, LLC	4,646	—	—	4,646
GAT-Airline Ground Support Inc	5,099	794	22	4,283
GI Apple Midco LLC	556	12	4	540
GS SEER Group Borrower LLC	615	—	12	603
Gabriel Partners, LLC	671	671	—	—
Gateway US Holdings, Inc.	1,358	—	—	1,358
Generator Buyer, Inc.*	2,240	206	41	1,993
Genius Bidco LLC	6,160	155	77	5,928
Go Car Wash Management Corp.	417	—	—	417
Green Grass Foods, Inc.	1,250	—	—	1,250
Guernsey Holdings SDI LA LLC	1,167	—	—	1,167
HALO Buyer, Inc	1,304	239	4	1,061
HEF Safety Ultimate Holdings, LLC	4,200	710	—	3,490
HRO (Hero Digital) Holdings, LLC	2,631	1,746	32	853
Health Management Associates Superholdings, Inc.	284	—	5	279
Heniff Holdco, LLC	3,925	1,930	164	1,831
Heritage Environmental Services, Inc.	242	—	4	238
High Street Buyer, Inc.	2,203	—	—	2,203
Hive Intermediate, LLC	2,326	363	—	1,963
IOTA HOLDINGS 3	4,825	68	—	4,757
IQN Holding Corp.	745	235	—	510
IW Buyer LLC	393	—	9	384
Ideal Components Acquisition, LLC	4,408	—	—	4,408
Ironhorse Purchaser, LLC	1,932	—	15	1,917
Jacent Strategic Merchandising	3,500	1,564	—	1,936
KL Charlie Acquisition Company	8,612	—	—	8,612
Kauffman Intermediate, LLC	1,286	1,278	—	8
Kure Pain Holdings, Inc.	2,654	2,654	—	—
LS Clinical Services Holdings, Inc.	1,875	1,684	—	191
Lash OpCo, LLC	1,716	1,716	—	—
LendingPoint 2018-1 Funding Trust	16,321	4,186	—	12,135
Lifelong Learner Holdings, LLC	597	558	—	39
Litify LLC	833	—	—	833
Lotus Topco Inc.	2,059	—	—	2,059
Lunar Buyer, LLC	10,909	1,727	—	9,182
M&M OPCO, LLC	476	—	—	476
MGP Holdings III Corp.	2,435	288	—	2,147
MRO Parent Corporation	741	—	—	741
Marlin DTC-LS Midco 2, LLC	685	—	—	685
Maxor National Pharmacy Services, LLC	1,530	—	—	1,530
Medical Guardian, LLC	3,810	—	—	3,810
Merx Aviation Finance, LLC	51,075	51,075	—	—
Midwest Vision Partners Management, LLC	621	621	—	—
Mobile Communications America, Inc.	3,752	120	—	3,632
Munson Buffalo Restaurant Group LLC	947	—	—	947
NCP-MSI Buyer	4,167	689	25	3,453

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit **	Undrawn Commitment
NPPI Buyer, LLC	7,895	158	—	7,737
Natus Sensory, Inc.	4,150	—	—	4,150
NeuroPace, Inc.	1,500	—	—	1,500
New Era Technology, Inc.	1,732	1,732	—	—
Norvax, LLC	1,597	1,597	—	—
OMH-Healthedge Holdings, Inc.	1,312	—	—	1,312
Olympus Terminals Holdco II LLC	6,373	—	1,632	4,741
Omada Health, Inc.	1,550	5	—	1,545
Origami Opportunities Fund III, L.P.	681	—	—	681
Orion Buyer, LLC	3,081	280	—	2,801
PARS Group LLC	952	—	—	952
PHOENIX YW BUYER, INC.	1,136	—	—	1,136
PMA Parent Holdings, LLC	987	—	—	987
Pace Health Companies, LLC	1,399	—	118	1,281
Pai Middle Tier, LLC	3,500	—	—	3,500
Painters Supply and Equipment Co. (fka Graffiti Buyer, Inc.)	4,973	—	—	4,973
Paladone Group Bidco Limited	1,412	942	—	470
Paladone Group Bidco Limited*	485	259	—	226
Patriot Foods Buyer, Inc.	750	—	—	750
Pave America Interco, LLC (f/k/a Pavement Partners Interco, LLC)	6,365	1,559	—	4,806
Pavement Preservation Acquisition, LLC	1,293	453	—	840
Poly-Wood, LLC	818	—	—	818
Precision Refrigeration & Air Conditioning LLC	2,273	1,023	—	1,250
Project Comfort Buyer, Inc.	1,731	—	—	1,731
Protein For Pets Opco, LLC	896	242	—	654
Purchasing Power Funding I, LLC	9,113	2,369	—	6,744
R.F. Fager Company, LLC	1,368	—	—	1,368
RHI Acquisition LLC	2,495	—	—	2,495
Rarebreed Veterinary Partners, Inc.	6,250	—	5	6,245
Regis Corporation	4,167	172	833	3,162
Relevant Industrial, LLC	6,786	—	—	6,786
Riverbed Technology, Inc.	160	—	—	160
RoC Holdco LLC	2,195	—	—	2,195
Ronnoco Holdings, Inc.	2,172	145	—	2,027
Roscoe Medical, Inc	492	492	—	—
SEV Intermediate Holdco, LLC	1,667	467	—	1,200
Saffron Bidco Ltd*	8,445	—	—	8,445
Shelby 2021 Holdings Corp.	5,443	—	—	5,443
Shout! Factory LLC	1,579	—	—	1,579
Sigma Buyer LLC	1,500	100	—	1,400
Simeio Group Holdings, Inc.	884	884	—	—
Smith Topco, Inc.	1,128	—	—	1,128
Space Finco, Inc.	14,362	—	—	14,362
Sperry Acquisition, LLC	3,077	—	—	3,077
Summer Fridays, LLC	1,852	—	—	1,852
Surf Opco, LLC	23,333	17,800	1,667	3,866
TCW Midco LLC	3,833	—	—	3,833
TELA Bio, Inc.	3,333	—	—	3,333
THLP CO. LLC	4,494	2,930	342	1,222
TS Investors, LLC	15,472	—	—	15,472
Tasty Chick'n LLC	7,614	—	—	7,614
TeamLINX Buyer, LLC	1,429	—	—	1,429
Telesoft Holdings, LLC	2,273	530	—	1,743
TerSera Therapeutics LLC	1,395	—	—	1,395
Texada Software LLC	1,026	—	—	1,026

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit **	Undrawn Commitment
The North Highland Company LLC	1,935	532	—	1,403
Thomas Scientific, LLC	3,031	2,290	296	445
Titan Luxco I SARL	2,778	278	—	2,500
Traffic Management Solutions, LLC	1,583	—	51	1,532
Treace Medical Concepts, Inc.	3,000	400	—	2,600
Trench Plate Rental Co.	1,818	545	138	1,135
Trillium Health Care Products Inc.	1,038	694	—	344
Trillium Health Care Products Inc.*	615	615	—	—
Truck-Lite Co., LLC	1,734	—	—	1,734
Turbo Buyer, Inc.	923	694	—	229
US MetalCo Holdings LLC	1,320	—	—	1,320
USLS Acquisition, Inc.	2,979	804	74	2,101
Ultra Clean Holdco LLC	6,964	—	—	6,964
Unchained Labs, LLC	726	—	—	726
Uniguest Holdings, Inc	5,159	—	—	5,159
Uplight, Inc.	1,000	—	—	1,000
Village Pet Care, LLC	4,950	803	—	4,147
Vixxo Corporation	1,250	—	—	1,250
Vybond Buyer, LLC	7,666	—	—	7,666
WC ORS Buyer, Inc.	4,828	1,256	—	3,572
WH BorrowerCo, LLC	5,639	583	—	5,056
WelldyneRX, LLC	1,923	—	—	1,923
WildBrain Ltd.	1,446	289	—	1,157
Zafin Labs Americas Incorporated	3,333	—	—	3,333
Zendesk, Inc.	2,024	—	5	2,019
Zephyr Buyer, L.P.	3,952	—	—	3,952
Total Commitments	$686,857	$157,838	$36,149	$492,870

* These investments are in a foreign currency and the total commitment has been converted to USD using the June 30, 2025 exchange rate.

** For all letters of credit issued and outstanding on June 30, 2025, $29,545 expired in 2025, $2,152 will expire in 2026, $880 will expire in 2027, $143 will expire in 2028, $1,103 will expire in 2029, $2,300 will expire in 2030 and $25 will expire in 2031.

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

(24)
Securities that are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2025, the aggregate fair value of these securities is $181,532 or 13% of the Company's net assets. The acquisition dates of the restricted securities are as follows:

Issuer	Investment Type	Acquisition Date
1244311 B.C. Ltd.	Common Equity - Common Stock	9/30/2020
Acosta Holdings Corp.*	Common Equity - Common Stock	7/22/2024
Acosta Holdings Corp.*	Preferred Equity - Preferred Equity	7/22/2024
Anuvu Corp. (fka GEE Acquisition Holdings Corp.)*	Common Equity - Common Stock	7/22/2024
Arrivia, Inc. (International Cruise & Excursion Gallery, Inc)	Common Equity - Membership Interests	12/31/2024
BSP-TS, LP	Preferred Equity - Preferred Equity	12/23/2024
Carbonfree Chemicals Holdings LLC	Common Equity - Common Equity / Interest	11/1/2019
Carestream Health Holdings, Inc.*	Common Equity - Common Stock	7/22/2024
ChyronHego Corporation	Preferred Equity - Preferred Equity	12/29/2020
Cool Acquisition Holdings, LP	Common Equity - Common Stock	10/31/2024
FC2 LLC	Common Equity - Common Stock	10/14/2022
Gol Finance SA	Common Equity - Common Stock	6/6/2025
Merx Aviation Finance, LLC	Common Equity - Membership Interests	9/1/2022
Mitel Networks (International) Limited	Common Equity - Common Stock	6/20/2025
PAI Co-Investor FT Aggregator LLC	Common Equity - Common Stock	2/13/2025
Paladone Group Holdings Limited	Common Equity - Common Stock	5/1/2025
Renovo Home Partners	Preferred Equity - Preferred Equity	4/14/2025
Renovo Home Partners	Common Equity - Common Stock	4/14/2025
RMCF V CIV L, L.P.	Common Equity - Common Stock	9/5/2024
Ronnoco Holdings, Inc.	Preferred Equity - Preferred Equity	3/17/2025
Ronnoco Holdings, Inc.	Common Equity - Common Stock	4/1/2025
SMC IR Holdings, LLC	Common Equity - Common Stock	12/24/2024
Space Parent, LP	Common Equity - Common Stock	2/5/2025
Space Parent, LP	Preferred Equity - Preferred Equity	2/5/2025
Sperry Parent Holdings, L.P.	Common Equity - Common Stock	2/3/2025
SPS Commerce, Inc.	Common Equity - Common Stock	2/10/2025
Surf Opco, LLC	Common Equity - Class A-1 Common	3/17/2021
Surf Opco, LLC	Preferred Equity - Class P-1 Preferred	3/17/2021
Third Lane Mobility Inc.	Common Equity - Common Stock	3/22/2024
Trench Safety Solutions Holdings, LLC	Preferred Equity - Preferred Equity	4/3/2025
TVG Orion Blocker, Inc.	Common Equity - Common Stock	7/18/2024
WC ORS Holdings, L.P.	Common Equity - Common Stock	8/7/2024

*Securities acquired as part of the AFT and AIF mergers on July 22, 2024.

(25)
The Company has approximately 22.5% ownership interest in Auto Pool 2023 Trust. Auto Pool 2023 Trust holds underlying assets that consist of a pool of retail auto loans and residual interests in auto loan trusts. The Company also continues to have an interest in any residual assets from the bankruptcy proceedings related to U.S. Auto Finance.
(26)
Common shares in 1244311 B.C. Ltd. are CAD denominated equity investments. Preferred and ordinary shares in Solarplicity UK Holdings Limited are
GBP denominated equity investments.
(27)
Treace Medical Concepts, Inc. is subject to an interest rate cap. The investment is capped at the lesser of stated interest rate and 3.00% plus the applicable margin.
(28)
The interest rate on these loans is subject to Prime, which as of June 30, 2025 was 7.50%.
(29)
The interest rate on these loans is subject to SONIA, which as of June 30, 2025 was 4.22%.
(30)
The interest rate on these loans is subject to 1 month SOFR, which as of June 30, 2025 was 4.32%.
(31)
The interest rate on these loans is subject to 3 months SOFR, which as of June 30, 2025 was 4.29%.
(32)
The interest rate on these loans is subject to 6 months SOFR, which as of June 30, 2025 was 4.15%.
(33)
The interest rate on these loans is subject to 12 months SOFR, which as of June 30, 2025 was 3.88%.

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

(34)
The interest rate on these loans is subject to 1 month CORRA, which as of June 30, 2025 was 2.74%.
(35)
The interest rate on these loans is subject to 3 months EURIBOR, which as of June 30, 2025 was 1.94%.
(36)
The interest rate on these loans is subject to 6 months EURIBOR, which as of June 30, 2025 was 2.05%.
(37)
This security is included in the Cash and Cash Equivalents on the Consolidated Statements of Assets and Liabilities.

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

(38)
The following shows the composition of the Company’s portfolio at cost by control designation, investment type and industry as of June 30, 2025:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Non-Controlled / Non-Affiliated Investments
Aerospace & Defense	$6,795	$—	$—	$—	$—	$99	$—	$6,894
Air Freight & Logistics	24,140	—	—	—	—	—	—	24,140
Automobile Components	18,430	—	—	—	—	24,206	—	42,636
Beverages	5,352	—	—	—	100	—	—	5,452
Biotechnology	28,836	—	—	—	333	—	389	29,558
Building Products	20,868	—	—	—	—	—	—	20,868
Chemicals	33,199	—	—	—	—	—	—	33,199
Commercial Services & Supplies	132,198	—	—	—	11	12,644	576	145,429
Communications Equipment	9,748	—	—	—	—	584	—	10,332
Construction & Engineering	97,842	—	—	—	4,348	300	—	102,490
Consumer Staples Distribution & Retail	39,050	—	—	—	—	169	—	39,219
Containers & Packaging	45,143	—	—	—	—	—	—	45,143
Diversified Consumer Services	192,795	—	—	—	—	632	—	193,427
Diversified Telecommunication Services	1,021	—	1,444	—	—	—	—	2,465
Electric Utilities	4,087	—	—	—	—	—	—	4,087
Electrical Equipment	29,922	—	—	—	—	—	—	29,922
Electronic Equipment, Instruments & Components	29,465	—	—	—	—	—	—	29,465
Energy Equipment & Services	2,045	—	—	—	—	—	—	2,045
Entertainment	26,510	—	—	—	—	—	—	26,510
Financial Services	131,027	—	—	9,016	534	17,121	—	157,698
Food Products	63,743	—	—	—	448	1,275	—	65,466
Ground Transportation	88,637	—	—	—	—	—	—	88,637
Health Care Equipment & Supplies	143,389	—	—	—	—	1,426	—	144,815
Health Care Providers & Services	304,666	—	—	—	75	318	—	305,059
Health Care Technology	39,527	85	—	—	—	—	—	39,612
Hotels, Restaurants & Leisure	104,894	—	—	—	—	—	—	104,894
Household Durables	30,815	—	—	—	—	—	—	30,815
Independent Power & Renewable Electricity Producers	7,231	—	—	—	5,623	4	—	12,858
Insurance	65,594	—	—	—	—	—	—	65,594
Interactive Media & Services	32,096	7,703	—	—	—	—	—	39,799

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
IT Services	$86,318	$—	$—	$—	$—	$77	$—	$86,395
Leisure Products	70,957	—	—	—	492	93	—	71,542
Life Sciences Tools & Services	41,466	—	—	—	—	—	—	41,466
Machinery	65,317	—	—	—	—	—	—	65,317
Media	67,798	—	—	—	473	610	—	68,881
Multi-Utilities	19,276	—	—	—	—	42	—	19,318
Oil, Gas & Consumable Fuels	15,125	—	—	—	—	—	—	15,125
Paper & Forest Products	14,747	—	—	—	—	—	—	14,747
Personal Care Products	68,599	—	—	—	—	100	—	68,699
Pharmaceuticals	74,421	—	21	—	217	211	—	74,870
Professional Services	86,003	—	—	—	—	46	—	86,049
Real Estate Management & Development	6,769	—	—	—	—	—	—	6,769
Semiconductors & Semiconductor Equipment	10,833	—	—	—	—	—	—	10,833
Software	378,014	4,218	—	—	—	669	—	382,901
Specialty Retail	24,658	—	1,963	—	—	—	—	26,621
Technology Hardware, Storage & Peripherals	9,374	—	—	—	—	—	—	9,374
Textiles, Apparel & Luxury Goods	24,707	—	—	—	—	575	—	25,282
Trading Companies & Distributors	50,188	—	—	—	—	957	—	51,145
Transportation Infrastructure	17,671	—	—	—	—	—	—	17,671
Wireless Telecommunication Services	6,156	—	—	—	—	—	—	6,156
Total Non-Controlled / Non-Affiliated Investments	$2,897,462	$12,006	$3,428	$9,016	$12,654	$62,158	$965	$2,997,689
Non-Controlled / Affiliated Investments
Chemicals	$12,500	$—	$—	$—	$—	$56,505	$—	$69,005
Electronic Equipment, Instruments & Components	32,331	—	—	—	1,713	—	—	34,044
Financial Services	—	—	—	35,597	—	—	—	35,597
Ground Transportation	22,348	—	—	—	—	722	—	23,070
Hotels, Restaurants & Leisure	8,739	—	—	—	—	4,740	—	13,479
Leisure Products	—	—	—	—	—	1,000	—	1,000
Total Non-Controlled / Affiliated Investments	$75,918	$—	$—	$35,597	$1,713	$62,967	$—	$176,195
Controlled Investments
Passenger Airlines	$51,075	$—	$—	$—	$—	$146,500	$—	$197,575
Software	117,652	—	—	—	6,000	—	—	123,652
Total Controlled Investments	$168,727	$—	$—	$—	$6,000	$146,500	$—	$321,227
Total	$3,142,107	$12,006	$3,428	$44,613	$20,367	$271,625	$965	$3,495,111

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

(39)
The following shows the composition of the Company’s portfolio at fair value by control designation, investment type and industry as of June 30, 2025:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total	% of Net Assets
Non-Controlled / Non-Affiliated Investments
Aerospace & Defense	$6,781	$—	$—	$—	$—	$90	$—	$6,871	0.50%
Air Freight & Logistics	24,344	—	—	—	—	—	—	24,344	1.77%
Automobile Components	18,107	—	—	—	—	1,540	—	19,647	1.43%
Beverages	5,347	—	—	—	100	—	—	5,447	0.40%
Biotechnology	29,057	—	—	—	333	129	135	29,654	2.16%
Building Products	20,918	—	—	—	—	—	—	20,918	1.52%
Chemicals	33,488	—	—	—	—	—	—	33,488	2.43%
Commercial Services & Supplies	132,511	—	—	—	1	429	—	132,941	9.66%
Communications Equipment	9,764	—	—	—	—	872	—	10,636	0.77%
Construction & Engineering	97,221	—	—	—	3,226	100	—	100,547	7.31%
Consumer Staples Distribution & Retail	38,809	—	—	—	—	—	—	38,809	2.82%
Containers & Packaging	45,079	—	—	—	—	—	—	45,079	3.28%
Diversified Consumer Services	192,562	—	—	—	—	1,125	—	193,687	14.08%
Diversified Telecommunication Services	1,044	—	1,413	—	—	—	—	2,457	0.18%
Electric Utilities	4,083	—	—	—	—	—	—	4,083	0.30%
Electrical Equipment	30,096	—	—	—	—	—	—	30,096	2.19%
Electronic Equipment, Instruments & Components	28,975	—	—	—	—	—	—	28,975	2.11%
Energy Equipment & Services	2,053	—	—	—	—	—	—	2,053	0.15%
Entertainment	26,518	—	—	—	—	—	—	26,518	1.93%
Financial Services	130,400	—	—	8,948	244	550	—	140,142	10.19%
Food Products	63,513	—	—	—	384	1,425	—	65,322	4.75%
Ground Transportation	88,295	—	—	—	—	—	—	88,295	6.42%
Health Care Equipment & Supplies	142,961	—	—	—	—	1,148	—	144,109	10.47%
Health Care Providers & Services	295,025	—	—	—	104	337	—	295,466	21.47%

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total	% of Net Assets
Health Care Technology	$39,668	$75	$—	$—	$—	$—	$—	$39,743	2.89%
Hotels, Restaurants & Leisure	103,119	—	—	—	—	—	—	103,119	7.49%
Household Durables	30,898	—	—	—	—	—	—	30,898	2.25%
Independent Power & Renewable Electricity Producers	2,054	—	—	—	—	—	—	2,054	0.15%
Insurance	65,674	—	—	—	—	—	—	65,674	4.77%
Interactive Media & Services	32,616	—	—	—	—	—	—	32,616	2.37%
IT Services	78,545	—	—	—	—	54	—	78,599	5.71%
Leisure Products	70,286	—	—	—	211	104	—	70,601	5.13%
Life Sciences Tools & Services	41,146	—	—	—	—	—	—	41,146	2.99%
Machinery	65,369	—	—	—	—	—	—	65,369	4.75%
Media	67,148	—	—	—	515	766	—	68,429	4.97%
Multi-Utilities	17,660	—	—	—	—	48	—	17,708	1.29%
Oil, Gas & Consumable Fuels	15,120	—	—	—	—	—	—	15,120	1.10%
Paper & Forest Products	14,749	—	—	—	—	—	—	14,749	1.07%
Personal Care Products	68,964	—	—	—	—	186	—	69,150	5.02%
Pharmaceuticals	74,311	—	21	—	229	216	—	74,777	5.43%
Professional Services	85,700	—	—	—	—	1,756	—	87,456	6.36%
Real Estate Management & Development	6,930	—	—	—	—	—	—	6,930	0.50%
Semiconductors & Semiconductor Equipment	11,519	—	—	—	—	—	—	11,519	0.84%
Software	372,928	4,134	—	—	—	1,192	—	378,254	27.49%
Specialty Retail	24,929	—	1,949	—	—	—	—	26,878	1.95%
Technology Hardware, Storage & Peripherals	9,377	—	—	—	—	—	—	9,377	0.68%
Textiles, Apparel & Luxury Goods	24,514	—	—	—	—	87	—	24,601	1.79%
Trading Companies & Distributors	49,110	—	—	—	—	378	—	49,488	3.60%
Transportation Infrastructure	17,770	—	—	—	—	—	—	17,770	1.29%
Wireless Telecommunication Services	4,815	—	—	—	—	—	—	4,815	0.35%
Total Non-Controlled / Non-Affiliated Investments	$2,861,870	$4,209	$3,383	$8,948	$5,347	$12,532	$135	$2,896,424	210.52%
% of Net Assets	208.00%	0.31%	0.25%	0.65%	0.39%	0.91%	0.01%	210.52%

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total	% of Net Assets
Non-Controlled / Affiliated Investments
Chemicals	$12,403	$—	$—	$—	$—	$18,519	$—	$30,922	2.25%
Electronic Equipment, Instruments & Components	27,245	—	—	—	2,723	110	—	30,078	2.18%
Financial Services	—	—	—	21,599	—	—	—	21,599	1.57%
Ground Transportation	22,571	—	—	—	—	714	27	23,312	1.69%
Hotels, Restaurants & Leisure	3,955	—	—	—	—	2,445	—	6,400	0.47%
Leisure Products	—	—	—	—	—	228	—	228	0.02%
Total Non-Controlled / Affiliated Investments	$66,174	$—	$—	$21,599	$2,723	$22,016	$27	$112,539	8.18%
% of Net Assets	4.81%	0.00%	0.00%	1.57%	0.20%	1.60%	0.00%	8.18%
Controlled Investments
Passenger Airlines	$51,075	$—	$—	$—	$—	$133,746	$—	$184,821	13.43%
Software	117,873	—	—	—	15,825	—	—	133,698	9.72%
Total Controlled Investments	$168,948	$—	$—	$—	$15,825	$133,746	$—	$318,519	23.15%
% of Net Assets	12.28%	0.00%	0.00%	0.00%	1.15%	9.72%	0.00%	23.15%
Total	$3,096,992	$4,209	$3,383	$30,547	$23,895	$168,294	$162	$3,327,482	241.85%
% of Net Assets	225.09%	0.31%	0.25%	2.22%	1.74%	12.23%	0.01%	241.85%

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry Classification	Percentage of Total Investments (at Fair Value) as of June 30, 2025
Software	15.4%
Health Care Providers & Services	8.8%
Diversified Consumer Services	5.8%
Passenger Airlines	5.6%
Financial Services	4.9%
Health Care Equipment & Supplies	4.3%
Commercial Services & Supplies	4.0%
Ground Transportation	3.4%
Hotels, Restaurants & Leisure	3.3%
Construction & Engineering	3.0%
Professional Services	2.6%
IT Services	2.4%
Pharmaceuticals	2.2%
Leisure Products	2.1%
Personal Care Products	2.1%
Media	2.1%
Insurance	2.0%
Machinery	2.0%
Food Products	2.0%
Chemicals	1.9%
Electronic Equipment, Instruments & Components	1.8%
Trading Companies & Distributors	1.5%
Containers & Packaging	1.4%
Life Sciences Tools & Services	1.2%
Health Care Technology	1.2%
Consumer Staples Distribution & Retail	1.2%
Interactive Media & Services	1.0%
Household Durables	0.9%
Electrical Equipment	0.9%
Biotechnology	0.9%
Specialty Retail	0.8%
Entertainment	0.8%
Textiles, Apparel & Luxury Goods	0.7%
Air Freight & Logistics	0.7%
Building Products	0.6%
Automobile Components	0.6%
Transportation Infrastructure	0.5%
Multi-Utilities	0.5%
Oil, Gas & Consumable Fuels	0.5%
Paper & Forest Products	0.4%
Semiconductors & Semiconductor Equipment	0.3%
Communications Equipment	0.3%
Technology Hardware, Storage & Peripherals	0.3%
Real Estate Management & Development	0.2%
Aerospace & Defense	0.2%
Beverages	0.2%
Wireless Telecommunication Services	0.1%
Electric Utilities	0.1%
Diversified Telecommunication Services	0.1%
Independent Power & Renewable Electricity Producers	0.1%
Energy Equipment & Services	0.1%
Total Investments	100.0%

Effective March 31, 2025, the Company transitioned its industry classification methodology from Moody’s to the Global Industry Classification Standard (GICS).

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 1. Organization

MidCap Financial Investment Corporation (the “Company,” “we,” “us,” or “our”), a Maryland corporation incorporated on February 2, 2004, is a closed-end, externally managed, diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We commenced operations on April 8, 2004 receiving net proceeds of $870,000 from our initial public offering by selling 62 million shares of common stock at a price of $15.00 per share (20.7 million shares at a price of $45.00 per share adjusted for the one-for-three reverse stock split). Since then, and through June 30, 2025, we have raised approximately $2,240,067 in net proceeds from additional offerings of common stock, including the Mergers with AFT and AIF (see Note 10 “Mergers with AFT and AIF” for additional information), and repurchased common stock for $254,186.

On November 7, 2023, the Company entered into (i) an Agreement and Plan of Merger (the “AFT Merger Agreement”) with Apollo Senior Floating Rate Fund Inc., a Maryland corporation (“AFT”), AFT Merger Sub, Inc., a Maryland corporation and a direct wholly-owned subsidiary of the Company (“AFT Merger Sub”), and, solely for the limited purposes set forth therein, Apollo Investment Management, L.P. (the “Investment Adviser” or “AIM”), and (ii) an Agreement and Plan of Merger (the “AIF Merger Agreement” and, together with the AFT Merger Agreement, the “Merger Agreements”) with Apollo Tactical Income Fund Inc., a Maryland corporation (“AIF”), AIF Merger Sub, Inc., a Maryland corporation and a direct wholly-owned subsidiary of the Company (“AIF Merger Sub”), and, solely for the limited purposes set forth therein, the Investment Adviser. The Merger Agreements provide that, subject to the terms and conditions set forth in the applicable Merger Agreement, at the effective time of such merger, AFT and AIF will, through a two-step merger process, merge with and into the Company, with the Company continuing as the surviving company. Each of the board of directors of the Company (the “Board”), and AFT’s and AIF’s Board of Directors, including all of the respective independent directors, in each case, on the recommendation of special committees comprised solely of certain independent directors of the Company or AFT and AIF, as applicable, approved the applicable Merger Agreement and the transactions contemplated thereby. The Company's stockholders approved the necessary proposal related to the mergers of AFT and AIF with and into the Company at a special meeting of stockholders held on May 28, 2024. AFT and AIF received stockholder approval of the necessary proposals related to their previously announced mergers with and into the Company at the AFT and AIF special meetings of stockholders reconvened on June 21, 2024. On July 22, 2024, the Company completed its acquisition of AFT and AIF. For more information on the Mergers, please see Note 10 “Mergers with AFT and AIF” to our consolidated financial statements included in this report.

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

Consolidation

As provided under Regulation S-X and ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

As of June 30, 2025, the Company's consolidated subsidiaries were MFIC Bethesda CLO 1 LLC, Bethesda CLO 1 Depositor LLC, MFIC Bethesda CLO 2 LLC, Bethesda CLO 2 Depositor LLC, MFIC Hera SPV LLC, MFIC Poseidon SPV LLC, MFIC Alpha SPV LLC, MFIC Beta SPV LLC, MFIC Gamma SPV LLC, MFIC Delta SPV LLC, MFIC Epsilon SPV LLC, MFIC Zeta SPV, MFIC Eta SPV LLC, and MFIC Theta SPV LLC.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Cash and Cash Equivalents

The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and near maturity that present insignificant risk of changes in value because of changes in interest rates. Generally, only securities with a maturity of three months or less from the date of purchase would qualify, with limited exceptions. The Company deems that certain money market funds, U.S. Treasury Bills, repurchase agreements, and other high-quality, short-term debt securities would qualify as cash equivalents.

Cash and cash equivalents are carried at cost which approximates fair value. Cash and cash equivalents held as of June 30, 2025 was $68,985. Cash and cash equivalents held as of December 31, 2024 was $74,357.

Collateral on Forward Contracts

Collateral on Forward contracts represents restricted cash held by our counterparty as collateral against our derivative instruments until such contracts mature or are settled upon per agreement of buyer and seller of the contract. In accordance with ASC 230, Statement of Cash Flows, the Statements of Cash Flows outline the changes in cash, including both restricted and unrestricted cash, cash equivalents and foreign currencies.

As of June 30, 2025 and December 31, 2024, the Company did not hold any derivative contracts.

Investment Transactions

Investments are recognized when we assume an obligation to acquire a financial instrument and assume the risks for gains and losses related to that instrument. Investments are derecognized when we assume an obligation to sell a financial instrument and forego the risks for gains or losses related to that instrument. Specifically, we record all security transactions on a trade date basis. Amounts for investments recognized or derecognized but not yet settled are reported as a payable for investment purchased and receivable for investment sold, respectively, in the Consolidated Statements of Assets and Liabilities.

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
2.
At least each quarter, the valuation will be reassessed and updated by the Investment Adviser or an independent valuation firm to reflect company specific events and latest market data;
3.
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

Investments determined by these valuation procedures which have a fair value of less than $1 million during the prior fiscal quarter may be valued based on inputs identified by the Investment Adviser without the necessity of obtaining valuation from an independent valuation firm, if once annually an independent valuation firm using the procedures described herein provides an independent assessment of value. Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. During the three months ended June 30, 2025, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

Derivative Instruments

The Company recognizes all derivative instruments as assets or liabilities at fair value in its consolidated financial statements. Derivative contracts entered into by the Company are not designated as hedging instruments, and the Company presents changes in fair value and realized gains or losses through current period earnings.

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

As of June 30, 2025 and December 31, 2024, the Company did not hold any derivatives.

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

Investments that are expected to pay regularly scheduled interest and/or dividends in cash are generally placed on non-accrual status

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

when principal or interest/dividend cash payments are more than 30 days past due, and, in management's judgment, it is no longer probable that principal or interest/dividend cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest or dividends are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining interest or dividend obligations. Interest or dividend cash payments received on non-accrual designated investments may be recognized as income or applied to principal depending upon management’s judgment.

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

Federal and State Income Taxes

We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must (among other requirements) meet certain source-of-income and asset diversification requirements and timely distribute to its stockholders at least 90% of its investment company taxable income as defined by the Code, for each year. The Company (among other requirements) has made and intends to continue to make the requisite distributions to its stockholders, which will generally relieve the Company from corporate-level income taxes. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to stockholders through June 30, 2025 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ending December 31, 2025. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividend and distributions and other permanent book and tax difference are reclassified to paid-in capital.

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

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the consolidated financial statements. As of June 30, 2025, there were no uncertain tax positions and no amounts accrued for interest or penalties. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal.

Retroactive Adjustments for Common Stock Reverse Split

The Company’s Board approved a one-for-three reverse stock split of the Company’s common stock on October 30, 2018, which was effective as of close of business as of November 30, 2018 (the “Reverse Stock Split”). All common stock and common per share amounts in the consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this reverse stock split as disclosed in Note 7.

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

Segment Reporting

The Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update 2023-07, “Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). An operating segment is defined as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. The Company operates under one operating segment and reporting unit, investment management. The CODM is the chief executive officer of the Company, who is responsible for determining the Company’s investment strategy, capital allocation, expense structure, and significant transactions impacting the Company. Key metrics include, but are not limited to, net investment income and net increase in net assets resulting from operations that is reported on the Consolidated Statements of Operations, fair value of investments as disclosed on the Consolidated Schedule of Investments, as well as distributions made to the Company’s stockholders. The Company's adoption of this guidance did not have a material impact on the Company's financial position, results of operations or cash flows.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” (“ASU 2023-09”). ASU 2023-09 requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its consolidated financial statements.

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

(ii) Incentive Fee Based on Cumulative Net Realized Gains

The incentive fee on capital gains (the "Incentive Fee on Capital Gains") is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory management agreement). This fee shall equal 17.50% of the sum of the Company’s realized capital gains on a cumulative basis, calculated as of the end of each calendar year (or upon termination of investment advisory management agreement), computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any Incentive Fees on Capital Gains previously paid to the Investment Adviser. The aggregate unrealized capital depreciation of the Company shall be calculated as the sum of the differences, if negative, between (a) the valuation of each investment in the Company’s portfolio as of the applicable calculation date and (b) the accreted or amortized cost basis of such investment.

For accounting purposes only, we are required under GAAP to accrue a theoretical capital gains incentive fee based upon net realized capital gains and unrealized capital gain and loss on investments held at the end of each period. The accrual of this theoretical capital gains incentive fee assumes all unrealized capital gain and loss is realized in order to reflect a theoretical capital gains incentive fee that would be payable to the Investment Adviser at each measurement date. There was no accrual for theoretical capital gains incentive fee for the three and six months ended June 30, 2025 and 2024. It should be noted that a fee so calculated and accrued would not be payable under the Investment Advisers Act of 1940 (the “Advisers Act”) or the investment advisory management agreement, and would not be paid based upon such computation of capital gains incentive fees in subsequent periods. Amounts actually paid to the Investment Adviser will be consistent with the Advisers Act and formula reflected in the investment advisory management agreement which specifically excludes consideration of unrealized capital gain.

For the three and six months ended June 30, 2025, the Company recognized $6,079 and $12,140, respectively, of management fees, and $3,849 and $10,282, respectively, of incentive fees before impact of waived fees. For the three and six months ended June 30, 2024, the Company recognized $4,389 and $8,775, respectively, of management fees, and $5,572 and $11,610, respectively, of incentive fees before impact of waived fees. For the three and six months ended June 30, 2025 and 2024, no management fees and no incentive fees were waived.

As of June 30, 2025 management and performance-based incentive fees payable were $6,079 and $3,849, respectively. As of December 31, 2024, management and performance-based incentive fees payable were $6,247 and $5,336, respectively.

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

Fee Offset

On January 16, 2019, the Company and AIM entered into a fee offset agreement (the "Fee Offset Agreement") in connection with revenue realized by AIM and its affiliates for the management of certain aircraft assets. The Company received an offsetting credit against total incentive fees otherwise due to AIM under the Investment Advisory Agreement. The amount offset was initially 20% of the management fee revenue earned and incentive fee revenue realized by AIM and its affiliates in connection with managing aircraft assets on related insurance balance sheets (“New Balance Sheet Investments”), new aircraft managed account capital (“New Managed Accounts”) and new dedicated aircraft funds (“New Aircraft Funds”). Once the aggregate capital raised by the New Aircraft Funds or New Managed Accounts and capital invested by the New Balance Sheet Investments exceeded $3 billion cumulatively, the fee offset would step down to 10% of the amount of incremental management fee revenue earned and incentive fee revenue realized by AIM and its affiliates. The fee offset was supposed to be in place for seven years, however the incentive fees realized by AIM and its affiliates after this seven-year period from applicable investments that were raised or made within the seven-year period would also be used to offset incentive fees payable to AIM by the Company. The offset would be limited to the amount of incentive fee payable by the Company to AIM and any unapplied fee offset which exceeds the incentive fees payable in a given quarter will carry forward to be credited against the incentive fees payable by the Company in subsequent quarters.

Effective February 21, 2023, as a result of the planned reduction and the pending departure of certain Merx personnel, Merx and Apollo agreed to terminate the fee offset agreement in exchange for a termination fee of $7.5 million.

There was no management fee and performance-based incentive fee offset for the three and six months ended June 30, 2025 and 2024, respectively.

Administration Agreement with AIA

The Company has also entered into an administration agreement with the Administrator (the “Administration Agreement”) under which AIA provides administrative services for the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator and requested to be reimbursed by the Administrator in performing its obligations under the Administration Agreement. The expenses include rent and the Company’s allocable portion of compensation and other related expenses for its Chief Financial Officer, Chief Legal Officer and Chief Compliance Officer and their respective staffs. For the three and six months ended June 30, 2025, the Company recognized administrative services expense under the Administration Agreement of $1,010 and $2,026, respectively. For the three and six months ended June 30, 2024, the Company recognized administrative services expense under the Administration Agreement of $826 and $2,049, respectively. There was no amount payable to AIA and its affiliates for expenses paid on our behalf as of June 30, 2025 and December 31, 2024.

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

For the three and six months ended June 30, 2025, the Company recognized administrative service expense reimbursements of $249 and $1,017, respectively, under the Merx Administration Agreement. For the three and six months ended June 30, 2024, the Company recognized administrative service expense reimbursements of $75 and $149, respectively, under the Merx Administration Agreement.

Debt Expense Reimbursements

The Company has also entered into debt expense reimbursement agreements with Merx and several other portfolio companies, which will reimburse the Company for reasonable out-of-pocket expenses incurred, including any interest, fees or other amounts incurred by the Company in connection with letters of credit issued on their behalf. For the three and six months ended June 30, 2025, the Company recognized debt expense reimbursements of $30 and $69, respectively, under the debt expense reimbursement agreements. For the three and six months ended June 30, 2024, the Company recognized debt expense reimbursements of $192 and $285, respectively, under the debt expense reimbursement agreements.

Co-Investment Activity

The Company, the Investment Adviser and certain affiliates received an exemptive order from the SEC on May 14, 2025 (the “Order”), that permits us, among other things, to co-invest with other funds and accounts managed by the Investment Adviser or its affiliates, subject to certain conditions. Pursuant to such Order, the Board has approved co-investment policies and procedures describing how the Company will comply with the Order. Further, the Investment Adviser has adopted policies and procedures (the “Adviser Allocation Policy”) describing the allocation of investment opportunities in which we will have the opportunity to participate with one or more Apollo-managed BDCs, including us (the “Apollo BDCs”), certain Apollo-managed registered investment companies (the “Apollo RICs” and, together with the Apollo BDCs, the “Apollo Regulated Funds”) and other public or private Apollo funds that target similar assets. Pursuant to the Adviser Allocation Policy, the Company will be given the opportunity to participate in any investments that fall within certain criteria established by the Investment Adviser. The Company may determine to participate or not to participate, depending on whether the Investment Adviser determines that the investment is appropriate for the Company (e.g., based on investment strategy). The investment would generally be allocated to us, any other Apollo Regulated Funds and the other Apollo funds that target similar assets pro rata based on available capital in the applicable asset class. If the Investment Adviser determines that such investment is not appropriate for us, the investment will not be allocated to us.

As of June 30, 2025, the Company’s co-investment holdings were 85% of the portfolio or $2,816,183, measured at fair value. On a cost basis, 82% of the portfolio or $2,854,322 were co-investments. As of December 31, 2024, the Company’s co-investment holdings were 80% of the portfolio or $2,417,102, measured at fair value. On a cost basis, 77% of the portfolio or $2,448,523 were co-investments.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Merx Aviation

Effective January 16, 2019, Merx entered into a series of service arrangements with affiliates of AGM. Under a servicing agreement with ACM (the “Servicing Agreement”), Merx serves as technical servicer to aircraft clients of ACM and its affiliates. Under a research support agreement with ACM (the “Research Support Agreement”), Merx employees assist ACM with technical due-diligence and underwriting of new aircraft-related investment opportunities. In addition, on the same date the Company and AIM entered into the Fee Offset Agreement under which the Company receives an offsetting credit against fees otherwise due to AIM under the Investment Advisory Agreement.

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

On September 1, 2022, $110,700 of the Merx first lien secured revolver held by the Company was converted into common equity. On September 30, 2023, Merx amended its credit agreement and the commitment of the Merx first lien secured revolver decreased to $100,000. The balance of the Merx revolver as of June 30, 2025 was $51,075 and as of December 31, 2024 was $59,575.

Sub-Servicing Agreement

On November 2, 2023, MFIC Bethesda CLO 1 LLC entered into a sub-servicing agreement with MidCap Financial Services, LLC (the “Sub-Servicing Agreement”), under which MidCap Financial Services, LLC provides management services to Bethesda CLO 1 Issuer in connection with the issuance of the Bethesda CLO 1 Notes. Under the Sub-Servicing Agreement, MFIC Bethesda CLO 1 LLC will pay MidCap Financial Services, LLC a fee in the amount of $100 on an annual basis. The Company paid $— and $— to Midcap Financial Services, LLC during the three and six months ended June 30, 2025, respectively. The Company paid $— and $41 to Midcap Financial Services, LLC during the three and six months ended June 30, 2024, respectively.

On February 24, 2025, MFIC Bethesda CLO 2 LLC entered into a sub-servicing agreement with MidCap Financial Services, LLC (the “CLO2 Sub-Servicing Agreement”), under which MidCap Financial Services, LLC provides management services to Bethesda CLO 2 Issuer in connection with the issuance of the Bethesda CLO 2 Notes. Under the Sub-Servicing Agreement, MFIC Bethesda CLO 2 LLC will pay MidCap Financial Services, LLC a fee in the amount of $100 on an annual basis. The Company paid $— and $— to Midcap Financial Services, LLC during the three and six months ended June 30, 2025.

Note 4. Earnings Per Share

The following table sets forth the computation of earnings (loss) per share, pursuant to ASC 260-10, for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic Earnings Per Share
Net increase (decrease) in net assets resulting from operations	$18,115	$22,555	$48,447	$48,044
Weighted average shares outstanding	93,303,622	65,253,275	93,489,281	65,253,275
Basic earnings (loss) per share	$0.19	$0.35	$0.52	$0.74

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 5. Investments

Fair Value Measurement and Disclosures

The following table shows the composition of our investment portfolio as of June 30, 2025, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$3,142,107	$3,096,992	$—	$61,177	$3,035,815
Second Lien Secured Debt	12,006	4,209	—	4,134	75
Unsecured Debt	3,428	3,383	—	3,362	21
Structured Products and Other	44,613	30,547	—	8,948	21,599
Preferred Equity	20,367	23,895	—	—	23,895
Common Equity/Interests	271,625	168,294	242	—	168,052
Warrants	965	162	—	—	162
Total Investments before Cash Equivalents	$3,495,111	$3,327,482	$242	$77,621	$3,249,619
Money Market Fund	$555	$555	$555	$—	$—
Total Cash Equivalents	$555	$555	$555	$—	$—
Total Investments after Cash Equivalents	$3,495,666	$3,328,037	$797	$77,621	$3,249,619

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

The following table shows changes in the fair value of our Level 3 investments during the three months ended June 30, 2025:

	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Fair value as of March 31, 2025	$2,896,724	$4,221	$109	$23,492	$23,664	$159,366	$215	$3,107,791
Net realized gains (losses)	(9,558)	(2,501)	(2,672)	—	—	4	—	(14,727)
Net change in unrealized gains (losses)	(3,715)	(1,167)	2,584	(1,025)	(4,218)	8,318	(53)	724
Net amortization on investments	1,555	—	—	—	—	—	—	1,555
Purchases, including capitalized PIK (3)	288,749	3	—	152	4,449	575	—	293,928
Sales (3)	(137,670)	(481)	—	(1,020)	—	(211)	—	(139,382)
Transfers out of Level 3 (1)	(270)	—	—	—	—	—	—	(270)
Transfers into Level 3 (1)	—	—	—	—	—	—	—	—
Fair value as of June 30, 2025	$3,035,815	$75	$21	$21,599	$23,895	$168,052	$162	$3,249,619

Net change in unrealized gains (losses) on Level 3 investments still held as of June 30, 2025	$(11,672)	$(3,927)	$—	$(1,025)	$(4,215)	$8,345	$(54)	$(12,547)
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
(2)
Includes unfunded commitments measured at fair value of $(7,018).
(3)
Includes reorganizations and restructuring of investments. Includes all activities from the Mergers.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

The following table shows changes in the fair value of our Level 3 investments during the six months ended June 30, 2025:

	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Fair value as of December 31, 2024	$2,676,253	$5,764	$117	$26,101	$24,831	$161,648	$136	$2,894,850
Net realized gains (losses)	(8,132)	(2,501)	(2,672)	—	—	1,983	—	(11,322)
Net change in unrealized gains (losses)	(5,813)	(2,716)	2,576	(1,456)	(5,235)	7,951	26	(4,667)
Net amortization on investments	3,291	—	—	—	—	—	—	3,291
Purchases, including capitalized PIK (3)	679,489	9	—	152	4,549	1,271	—	685,470
Sales (3)	(302,640)	(481)	—	(3,198)	(250)	(4,801)	—	(311,370)
Transfers out of Level 3 (1)	(6,633)	—	—	—	—	—	—	(6,633)
Transfers into Level 3 (1)	—	—	—	—	—	—	—	—
Fair value as of June 30, 2025	$3,035,815	$75	$21	$21,599	$23,895	$168,052	$162	$3,249,619

Net change in unrealized gains (losses) on Level 3 investments still held as of June 30, 2025	$(11,490)	$(7,705)	$—	$(1,456)	$(5,235)	$11,157	$26	$(14,703)

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
(2)
Includes unfunded commitments measured at fair value of $(7,018).
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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of June 30, 2025 and December 31, 2024. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

The unobservable inputs used in the fair value measurement of our Level 3 investments as of June 30, 2025 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range		Weighted Average (1)
First Lien Secured Debt	$2,700,386	Yield Analysis	Discount Rate	4.2%	34.1%	11.1%
	170,611	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	143,788	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
	14,448	Market Comparable Technique	Comparable Multiple	0.4x	4.0x	2.9x
	6,582	Estimated Proceeds	Estimated Proceeds	N/A	N/A	N/A
Second Lien Secured Debt	75	Yield Analysis	Discount Rate	15.4%	15.4%	15.4%
	—	Market Comparable Technique	Comparable Multiple	5.8x	5.8x	5.8x
Unsecured Debt	21	Market Comparable Technique	Comparable Multiple	19.0x	19.0x	19.0x
Structured Products and Other	21,599	Yield Analysis	Discount Rate	11.3%	13.2%	12.1%
Preferred Equity	23,452	Market Comparable Technique	Comparable Multiple	0.4x	17.0x	9.8x
	344	Yield Analysis	Discount Rate	9.0%	12.5%	11.5%
	99	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	—	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
Common Equity/Interests	134,347	Yield Analysis	Discount Rate	9.0%	13.0%	0.1%
	18,519	Estimated Proceeds	Estimated Proceeds	N/A	N/A	N/A
	14,293	Market Comparable Technique	Comparable Multiple	0.4x	19.0x	9.2x
	715	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	178	Option Pricing Model	Expected Volatility	25.0%	80.0%	46.0%
	—	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
Warrants	135	Option Pricing Model	Expected Volatility	40.0%	40.0%	40.0%
	27	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	—	Market Comparable Technique	Comparable Multiple	5.5x	5.5x	5.5x
Total Level 3 Investments	$3,249,619

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

Investment Transactions

For the three and six months ended June 30, 2025, purchases of investments on a trade date basis including all activities from the Mergers were $288,731 and $680,640, respectively. For the three and six months ended June 30, 2024, purchases of investments on a trade date basis were $245,362 and $398,153, respectively.

For the three and six months ended June 30, 2025, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $144,779 and $366,270, respectively. For the three and six months ended June 30, 2024, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $154,878 and $291,746, respectively.

PIK Income

The Company holds loans and other investments, including certain preferred equity investments, that have contractual PIK income. PIK income computed at the contractual rate is accrued into income and reflected as a receivable up to the capitalization date. During the three and six months ended June 30, 2025, PIK income earned was $5,173 and $9,926, respectively. During the three and six months ended June 30, 2024, PIK income earned was $2,473 and $4,502, respectively.

The following table shows the change in capitalized PIK balance for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
PIK balance at beginning of period	$39,789	$26,834	$36,656	$24,485
PIK income capitalized	7,335	2,075	11,390	4,424
Adjustments due to investments exited or written off	(8)	—	(930)	—
PIK income received in cash	—	—	—	—
PIK balance at end of period	$47,116	$28,909	$47,116	$28,909

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Dividend Income on Collateralized Loan Obligations (“CLOs”) and Structured Finance Products

The Company holds structured finance products and other investments. The CLO equity investments and structured finance products are entitled to recurring distributions which are generally equal to the excess cash flow generated from the underlying investments after meeting contractual obligations to debt holders and paying fund expenses. The Company recognizes dividend income on its beneficial interests in structured products, such as CLOs, based on projected cash flows subject to various uncertainties and contingencies. During the three and six months ended June 30, 2025, dividend income from structured products was $200 and $440, respectively. During the three and six months ended June 30, 2024, dividend income from structured products was $235 and $235, respectively.

Investments on Non-Accrual Status

As of June 30, 2025, 2.8% of total investments at amortized cost, or 2.0% of total investments at fair value, were on non-accrual status. As of December 31, 2024, 2.1% of total investments at amortized cost, or 1.3% of total investments at fair value, were on non-accrual status.

Derivative Instruments

In the normal course of business, the Company enters into derivative financial instruments to achieve certain risk management objectives, including managing its interest rate and foreign currency risk exposures.

At the beginning of the period, the Company held forward currency contracts with notional amounts totaling $9,684. These contracts were settled during the quarter ended June 30, 2025, resulting in a net realized loss of $610 which is included in ‘Net realized gain (loss) on forward contracts’ in the Statement of Operations. No forward contracts were outstanding as of June 30, 2025.

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

The Company’s outstanding debt obligations as of June 30, 2025 were as follows:

	Date Issued/ Amended	Total Aggregate Principal Amount Committed		Principal Amount Outstanding		Fair Value		Final Maturity Date
Senior Secured Facility	10/17/2024	$1,660,000	**	$1,221,946	*	$1,221,946	(1)	10/17/2029
MFIC Bethesda CLO 1 LLC Class A-1 Notes	11/2/2023	232,000		232,000		232,737	(2)	10/23/2035
MFIC Bethesda CLO 2 LLC Notes (Class A-1, Class A-2, Class B and Class C)	2/24/2025	399,000		399,000		397,490	(2)	1/23/2037
2026 Notes	7/16/2021	125,000		125,000		121,844	(2)	7/16/2026
2028 Notes	12/13/2023	80,000		80,000		80,960	(3)	12/15/2028
Total Debt Obligations		$2,496,000		$2,057,946		$2,054,977
Deferred Financing Costs and Debt Discount				(6,292)
Total Debt Obligations, net of Deferred Financing Cost and Debt Discount				$2,051,654

* Includes foreign currency debt obligations as outlined in Foreign Currency Transactions and Translations within this note to the consolidated financial statements.

** As of June 30, 2025, total lender commitments were $1,660,000.

(1)
The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of June 30, 2025. The valuation is based on a yield analysis and discount rate commensurate with the market yields for similar types of debt.
(2)
The fair value of these debt obligations would be categorized as Level 2 under ASC 820 as of June 30, 2025. The valuation is based on broker quoted prices.
(3)
The fair value of these debt obligations would be categorized as Level 1 under ASC 820 as of June 30, 2025. The valuation is arrived using the closing price on exchange as on the relevant date.

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

Senior Secured Facility

On October 17, 2024, the Company amended and restated its senior secured, multi-currency, revolving credit facility (the “Senior Secured Facility”), previously amended and restated as of April 19, 2023, December 22, 2020 and November 19, 2018. The amended and restated agreement extended the final maturity date through October 17, 2029. Lender commitments under the Senior Secured Facility increased from $1,705,000 to $1,815,000 until December 22, 2024 and decreased to $1,660,000 thereafter. The Senior Secured Facility includes an “accordion” feature that allows the Company to increase the size of the Senior Secured Facility to $2,722,500. The Senior Secured Facility is secured by substantially all of the assets in the Company’s portfolio, including cash and cash equivalents.

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

The Senior Secured Facility contains affirmative and restrictive covenants, events of default and other customary provisions for similar debt facilities, including (subject to the exceptions set forth in the Senior Secured Facility): (a) periodic financial reporting requirements, (b) maintaining minimum stockholders’ equity of $1,000,000 plus 25% of the net proceeds from the sale of equity interests in the Company after July 22, 2024, (c) maintaining a ratio of total assets, less total liabilities (and indebtedness not represented by “senior securities”) to total “senior securities” representing indebtedness, in each case of the Company and its consolidated subsidiaries, of not less than 1.5:1.0, (d) limitations on the incurrence of additional indebtedness, (e) limitations on liens, (f) limitations on investments (other than, among other exceptions, as permitted under the 1940 Act, as amended, and the Company's investment policies), (g) limitations on mergers and disposition of assets (other than, among other exceptions, in the normal course of the Company’s business activities), (h) limitations on the creation or existence of agreements that permit liens on properties of the Company’s consolidated subsidiaries and (i) limitations on the repurchase or redemption of certain unsecured debt and debt securities. In addition to the asset coverage ratio described in clause (c) of the preceding sentence, borrowings under the Senior Secured Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in the Company’s portfolio. The advance rate applicable to any specific type of asset in the Company’s portfolio will also depend on the relevant asset coverage ratio as of the date of determination. Borrowings under the Senior Secured Facility will also continue to be subject to the leverage restrictions contained in the 1940 Act.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

The Senior Secured Facility also provides for the issuance of letters of credit up to an aggregate amount of $150,000. As of June 30, 2025 and December 31, 2024, the Company had $29,151 and $7,828, respectively, in standby letters of credit issued through the Senior Secured Facility. The amount available for borrowing under the Senior Secured Facility is reduced by any standby letters of credit issued through the Senior Secured Facility. Under GAAP, these letters of credit are considered commitments because no funding has been made and as such are not considered a liability. These letters of credit are not senior securities because they are not in the form of a typical financial guarantee and the portfolio companies are obligated to refund any drawn amounts. The available remaining capacity under the Senior Secured Facility was $408,903 and $682,024 as of June 30, 2025 and December 31, 2024, respectively. Terms used in this disclosure have the meanings set forth in the Senior Secured Facility agreement.

Senior Unsecured Notes

2025 Notes

On March 3, 2015, the Company issued $350,000 aggregate principal amount of senior unsecured notes for net proceeds of$343,650 (the “2025 Notes”). The 2025 Notes will mature on March 3, 2025. Interest on the 2025 Notes is due semi-annually on March 3 and September 3, at an annual rate of 5.25%, commencing on September 3, 2015. The 2025 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The Company paid off the 2025 Notes on March 3, 2025.

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

2028 Notes

On December 13, 2023, the Company issued $80,000 aggregate principal amount of 8.00% Notes due 2028 (inclusive of $5,000 aggregate principal amount pursuant to the underwriters’ overallotment option to purchase additional Notes) (the “2028 Notes”). As of December 31, 2023, the principal amount outstanding was $80,000. The 2028 Notes will mature on December 15, 2028. The 2028 Notes bear interest at a rate of 8.00% per year, commencing December 13, 2023. The Company will pay interest on the 2028 Notes on March 15, June 15, September 15 and December 15 of each year, beginning on March 15, 2024. The 2028 Notes may be redeemed in whole or in part at any time or from time to time at our option on or after December 15, 2025, at a redemption price of $25 per 2028 Note plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to, but excluding, the date fixed for redemption.

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

The notes offered by Bethesda CLO 1 Issuer in connection with the CLO transaction consist of $232,000 of AAA(sf) Class A-1 Senior Secured Floating Rate due 2035, which bear interest at three-month SOFR plus 2.40%, $16,000 of AAA(sf) Class A-2 Senior Secured Floating Rate due 2035, which bear interest at three-month SOFR plus 2.90%, and $154,360 of Subordinated Notes due in 2123, which do not bear interest. The Company, through a newly formed wholly owned subsidiary of the Company (the “Bethesda CLO 1 Depositor”), has retained 100% of the Class A-2 Notes and the Subordinated Notes issued in the Bethesda CLO 1, which are eliminated in consolidation.

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

MFIC Bethesda CLO 2 LLC Debt Securitization

On February 24, 2025, the Company completed a $529,600 CLO transaction (the “Bethesda CLO 2”), a form of secured financing incurred by MFIC Bethesda CLO 2 LLC (the “Bethesda CLO 2 Issuer”), an indirect wholly owned, consolidated subsidiary of the Company. The notes offered by Bethesda CLO 2 Issuer in connection with Bethesda CLO 2 (collectively, the “Bethesda CLO 2 Notes”) consist of $304,500 of AAA(sf) Class A-1 Senior Secured Floating Rate Notes due 2037, which bear interest at the three-month SOFR plus 1.48%, $21,000 of AAA(sf) Class A-2 Senior Secured Floating Rate Notes due 2037, which bear interest at three-month SOFR plus 1.70%, $31,500 of AA(sf) Class B Senior Secured Floating Rate Notes due 2037, which bear interest at three-month SOFR plus 1.85%, $42,000 of A(sf) Class C Senior Secured Floating Rate Notes due 2037, which bear interest at three-month SOFR plus 2.30%, $31,500 of Class D Senior Secured Floating Rate Notes due 2037, which bear interest at three-month SOFR plus 3.75% and $99,100 of Subordinated notes due 2125, which do not bear interest. The CLO transaction is backed by a diversified portfolio of middle-market commercial loans, which Bethesda CLO 2 Issuer purchased from the Company pursuant to a loan sale agreement entered into on February 24, 2025, using the proceeds of the CLO transaction. The Company, through a newly formed wholly owned subsidiary of the Company (the “Bethesda CLO 2 Depositor”), has retained all of the Class D Notes and the Subordinated Notes issued in the Bethesda CLO 2, which are eliminated in consolidation. The proceeds from the CLO transaction were used to repay borrowings under the Company’s Facility. The Company serves as collateral manager to Bethesda CLO 2 Issuer, Citigroup Global Markets Inc. acted as initial purchaser and Apollo Global Securities, LLC acted as placement agent.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Average debt outstanding	$1,925,540	$1,439,084	$1,866,897	$1,404,912
Maximum amount of debt outstanding (2)	2,053,954	1,511,548	2,325,684	1,511,548

Weighted average annualized interest cost (1)	6.45%	7.05%	6.42%	7.05%
Annualized amortized debt issuance cost	0.36%	0.44%	0.38%	0.50%
Total annualized interest cost	6.81%	7.49%	6.80%	7.55%

________________

(1)
Includes the stated interest expense and commitment fees on the unused portion of the Senior Secured Facility. Commitment fees for the three and six months ended June 30, 2025 were $532 and $1,164, respectively. Commitment fees for the three and six months ended June 30, 2024 were $958 and $1,997, respectively.
(2)
The maximum amount of debt outstanding during the six months ended June 30, 2025 is inclusive of $399 million of Class A1, Class A2, Class B, and Class C Notes of MFIC Bethesda CLO 2 that were sold on February 24, 2025. The Company used the proceeds received to repay borrowings under its Senior Secured Facility on February 25, 2025, the day following the closing of MFIC Bethesda CLO 2.

Foreign Currency Transactions and Translations

The Company had the following foreign-denominated debt outstanding on the Senior Secured Facility as of June 30, 2025:

	Original Principal Amount (Local)		Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
British Pound		£23,200	$28,912	$31,858	$(2,946)	7/31/2025
European Euro		€6,600	7,311	7,779	(468)	7/31/2025
Canadian Dollar	C$	14,980	10,889	11,008	(119)	7/31/2025
Total			$47,112	$50,645	$(3,533)

The Company had the following foreign-denominated debt outstanding on the Senior Secured Facility as of December 31, 2024:

	Original Principal Amount (Local)		Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
British Pound		£17,700	$22,058	$22,153	$(95)	1/31/2025
European Euro		€2,700	2,991	2,796	195	1/31/2025
Canadian Dollar	C$	12,800	9,304	8,899	405	1/31/2025
Total			$34,353	$33,848	$505

As of June 30, 2025 and December 31, 2024, the Company was in compliance with all debt covenants for all outstanding debt obligations.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 7. Stockholders’ Equity

The Company adopted the following plans, approved by the Board, for the purpose of repurchasing its common stock in accordance with applicable rules specified in the Securities Exchange Act of 1934 (the “Repurchase Plans”):

Date of Agreement/Amendment	Maximum Cost of Shares That May Be Repurchased	Cost of Shares Repurchased	Remaining Cost of Shares That May Be Repurchased
August 5, 2015	$50,000	$50,000	$—
December 14, 2015	50,000	50,000	—
September 14, 2016	50,000	50,000	—
October 30, 2018	50,000	50,000	—
February 6, 2019	50,000	50,000	—
February 3, 2022	25,000	4,186	20,814
Total as of June 30, 2025	$275,000	$254,186	$20,814

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

During the three months ended June 30, 2025, the Company did not repurchase any shares.

During the six months ended June 30, 2025, the Company repurchased 476,656 shares at a weighted average price per share of $12.75, inclusive of commissions, for a total cost of $6,079. This represents a discount of approximately 14.72% of the average net asset value per share for the six months ended June 30, 2025.

During the three and six months ended June 30, 2024, the Company did not repurchase any shares.

Since the inception of the Repurchase Plans through June 30, 2025, the Company repurchased 16,069,776 shares at a weighted average price per share of $15.82, inclusive of commissions, for a total cost of $254,186. Including fractional shares, the Company has repurchased 16,069,806 shares at a weighted average price per share of $15.82, inclusive of commissions for a total cost of $254,186.

On October 30, 2018, the Board approved a one-for-three reverse stock split of the Company’s common stock which was effective as of the close of business on November 30, 2018 (the "Reverse Stock Split"). The Company's common stock began trading on a split-adjusted basis on December 3, 2018. The fractional shares that resulted from the Reverse Stock Split were approximately 29 shares and they were canceled by paying cash in lieu of the fair value.

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

On August 2, 2022, the Company entered into a share subscription agreement (“Purchase Agreement”) with MFIC Holdings, LP, a subsidiary of MidCap FinCo Designated Activity Company (together with its subsidiaries, “MidCap Financial”), a middle-market specialty finance firm discretionarily managed by an affiliate of the Investment Adviser, in connection with the issuance and sale of the Company's common stock, par value $0.001 per share (the “Offering”). Pursuant to the Purchase Agreement, the Company issued 1,932,641 shares of its common stock at a purchase price of $15.52 per share, the net asset value per share of the Company's common stock as of June 30, 2022. The total proceeds of the offering excluding expenses was approximately $30,000. The shares are subject to a two-year lock-up period. MidCap Financial agreed to bear any expenses that the Company incurred in connection with the Offering greater than $300.

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

On August 13, 2024, the Company entered into (i) an equity distribution agreement by and among the Company, the Investment Adviser, the Administrator and Truist Securities, Inc. (“Truist”) and (ii) an equity distribution agreement by and among the Company, the Investment Adviser, the Administrator and Jefferies LLC (“Jefferies,” and together with Truist, the “Sales Agents”). The equity distribution agreements with the Sales Agents described in the preceding sentence are collectively referred to herein as the “Equity Distribution Agreements.” The Equity Distribution Agreements provided that the Company may from time to time issue and sell shares of its common stock, par value $0.001 per share (“Shares”), having an aggregate offering price of up to $200,000, through the Sales Agents, or to them as principal for their own respective accounts. Sales of the shares, if any, may be made in transactions that are deemed to be an “at the market” (“ATM”) offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, including without limitation sales made directly on or through the NASDAQ Global Select Market, sales made to or through market makers and sales made through any other existing trading market or electronic communications network, and by any other method permitted by law, including but not limited to privately negotiated transactions, which may include block trades, as the Company and the Sales Agents may agree. The Sales Agents will receive a commission from the Company up to 1.5% of the gross sales price of any Shares sold through the Sales Agents under the Equity Distribution Agreements. The Company may from time to time issue and sell shares of its common stock through public or ATM offerings. For the six months ended June 30, 2025, there were no shares issued through ATM offerings.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 8. Commitments and Contingencies

The Company has various commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of June 30, 2025, and December 31, 2024, the Company had the following unfunded commitments to its portfolio companies:

	June 30, 2025	December 31, 2024
Unfunded revolver obligations and bridge loan commitments (1)	$242,266	$233,293
Standby letters of credit issued and outstanding (2)	36,149	11,381
Unfunded delayed draw loan commitments (including commitments with performance thresholds not met) (3)	250,605	240,984
Total Unfunded Commitments (4)	$529,019	$485,658

(1)
The unfunded revolver obligations may or may not be funded to the borrowing party in the future. The amounts relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of June 30, 2025 and December 31, 2024, subject to the terms of each loan’s respective credit agreements which includes borrowing covenants that need to be met prior to funding. As of June 30, 2025 and December 31, 2024, the bridge loan commitments included in the balances were $0 and $0, respectively.
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
(4)
The Company also had an unfunded revolver commitment to its fully controlled affiliate Merx Aviation Finance, LLC of $62,986 and $40,425 as of June 30, 2025 and December 31, 2024, respectively. Given the Company’s controlling interest, the timing and the amount of the funding has not been determined.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 9. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
Per Share Data*
Net asset value at beginning of period	$14.98	$15.41
Net investment income (1)	0.76	0.89
Net realized and change in unrealized gains (losses) (1)	(0.24)	(0.15)
Net increase in net assets resulting from operations	0.52	0.74
Distribution of net investment income (2)	(0.76)	(0.76)
Distribution of return of capital (2)	—	—
Accretion due to share repurchases	0.01	—
Net asset value at end of period	$14.75	$15.38

Per share market value at end of period	$12.62	$15.14
Total return (3)	(0.87%)	16.28%
Shares outstanding at end of period	93,303,622	65,253,275
Weighted average shares outstanding	93,489,281	65,253,275

Ratio/Supplemental Data
Net assets at end of period (in millions)	$1,375.9	$1,003.8
Annualized ratio of operating expenses to average net assets (4)(5)	3.80%	5.31%
Annualized ratio of interest and other debt expenses to average net assets (5)	9.14%	10.58%
Annualized ratio of total expenses to average net assets (4)(5)	12.94%	15.89%
Annualized ratio of net investment income to average net assets (5)	10.24%	11.62%
Average debt outstanding (in millions)	$1,866.9	$1,404.9
Average debt per share	$19.96	$21.53
Annualized portfolio turnover rate (5)(7)	27.27%	24.68%
Asset coverage per unit (6)	$1,669	$1,661

* Totals may not foot due to rounding.

(1)
Financial highlights are based on the weighted average number of shares outstanding for the period presented.
(2)
The tax character of distributions is determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. Although the tax character of distributions paid to stockholders through June 30, 2025 may include return of capital, the exact amount cannot be determined at this point. Per share amounts are based on actual rate per share.
(3)
Total return is based on the change in market price per share during the respective periods. Total return also takes into account distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan. Total return does not reflect sales load.
(4)
The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets are shown inclusive of all voluntary management and incentive fee waivers (see Note 3 to the consolidated financial statements). For the six months ended June 30, 2025, the annualized ratio of operating expenses to average net assets and the annualized ratio of total expenses to average net assets would be 3.95% and 13.10%, respectively, without the voluntary fee waivers. For the six months ended June 30, 2024, the annualized ratio of operating expenses to average net assets and the annualized ratio of total expenses to average net assets would be 5.34% and 15.97%, respectively, without the voluntary fee waivers.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(5)
Annualized for the six months ended June 30, 2025 and 2024.
(6)
The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the asset coverage per unit. As of June 30, 2025, the Company's asset coverage was 166%.

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

The Mergers were considered a tax-free reorganization and the Company has carried forward the historical adjusted tax cost of AFT and AIF investments for tax purposes. The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed as a result of the Mergers:

	AFT	AIF	AFT / AIF
Common stock issued by the Company(1)	$228,076	$209,529	$437,605
Deemed contribution from the Investment Adviser	1,313	1,222	2,535
Total Purchase Consideration	$229,389	$210,751	$440,140

Assets Acquired:
Investments, at fair value	$310,795	$285,092	$595,887
Cash & Cash Equivalents(2)	2,699	7,232	9,931
Other Assets	7,592	8,506	16,098
Total Assets Acquired	$321,086	$300,830	$621,916
Liabilities Assumed(3),(4)	(91,697)	(90,079)	(181,776)
Net Assets Acquired	$229,389	$210,751	$440,140

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

Distribution Declarations

On August 5, 2025, the Company’s Board declared a base distribution of $0.38 per share, payable on September 25, 2025 to stockholders of record as of September 9, 2025. There can be no assurances that the Board will continue to declare a base distribution of $0.38 per share.

Merx Aviation Finance LLC (“Merx”) Post Quarter End Paydown

In July 2025, Merx Aviation Finance LLC (“Merx”), a wholly owned portfolio company of the Company, received approximately $31 million from insurers related to three aircraft detained in Russia. This brings Merx’s total recoveries to date to $47 million. In early August 2025, Merx finalized the sale of the majority of its aircraft (the “sale transaction”), which aligns with the Company’s strategic objective to reduce its exposure to Merx. As a result, Merx is expected to make a net repayment to the Company of approximately $90 million for the quarter ending September 30, 2025. This net repayment will be reflected in the Company’s investment activity for the quarter ending September 30, 2025. As part of the sale transaction, Merx is also expected to receive additional consideration of approximately $30 million, anticipated by year-end 2025 or early 2026. Both the insurance recoveries and the sale transaction combined are expected to result in a positive impact to the net asset value of the Company in the high single-digit per-share range, relative to its June 30, 2025 carrying value.

Report of Independent Registered Public Accounting Firm

To the stockholders and Board of Directors of MidCap Financial Investment Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of MidCap Financial Investment Corporation (the "Company") as of June 30, 2025, the related consolidated statements of operations and changes in net assets for the three-month and six-month periods ended June 30, 2025 and 2024, the consolidated statements of cash flows and the financial highlights for the six-month periods ended June 30, 2025 and 2024, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities, including the consolidated schedule of investments, of the Company as of December 31, 2024, and the related consolidated statements of operations, changes in net assets, cash flows, and financial highlights for the year then ended (not presented herein); and in our report dated February 25, 2025, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, as of December 31, 2024, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities, including the consolidated schedule of investments from which it has been derived.

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

August 11, 2025

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

Overview

MidCap Financial Investment Corporation (the “Company,” “we,” “us,” or “our”) was incorporated under the Maryland General Corporation Law in February 2004. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Pursuant to this election and assuming we qualify as a RIC, we generally do not have to pay corporate-level federal income taxes on any income we distribute to our stockholders. We commenced operations on April 8, 2004 upon completion of our initial public offering that raised $870 million in net proceeds from selling 62 million shares of common stock at a price of $15.00 per share (20.7 million shares at a price of $45.00 per share adjusted for the one-for-three reverse stock split). Since then, and through June 30, 2025, we have raised approximately $2.68 billion in net proceeds from additional offerings of common stock and we have repurchased common stock for $254.2 million.

Apollo Investment Management, L.P. (the “Investment Adviser” or “AIM”) is our investment adviser and an affiliate of Apollo Global Management, Inc. and its consolidated subsidiaries (“AGM”). The Investment Adviser, subject to the overall supervision of our Board of Directors (the “Board”), manages the day-to-day operations of, and provides investment advisory services to the Company. AGM and other affiliates manage other funds that may have investment mandates that are similar, in whole or in part, with ours. AIM and its affiliates may determine that an investment is appropriate both for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, AIM may determine that we should invest on a side-by-side basis with one or more other funds. We make all such investments subject to compliance with applicable regulations and interpretations, and our allocation procedures. The Company, the Investment Adviser and certain affiliates received an exemptive order from the SEC on May 14, 2025 (the “Order”), that permits us, among other things, to co-invest with other funds and accounts managed by the Investment Adviser or its affiliates, subject to certain conditions. Certain types of negotiated co-investments may be made only in accordance with the terms of the Order. Pursuant to such Order, the Board has approved co-investment policies and procedures describing how the Company will comply with the Order. Further, the Investment Adviser has adopted policies and procedures (the “Adviser Allocation Policy”) describing the allocation of investment opportunities in which we will have the opportunity to participate with one or more Apollo-managed BDCs, including us (the “Apollo BDCs”), certain Apollo-managed registered investment companies (the “Apollo RICs” and, together with the Apollo BDCs, the “Apollo Regulated Funds”) and other public or private Apollo funds that target similar assets. Pursuant to the Adviser Allocation Policy, the Company will be given the opportunity to participate in any investments that fall within certain criteria established by the Investment Adviser. The Company may determine to participate or not to participate, depending on whether the Investment Adviser determines that the investment is appropriate for the Company (e.g., based on investment strategy). The investment would generally be allocated to us, any other Apollo Regulated Funds and the other Apollo funds that target similar assets pro rata based on available capital in the applicable asset class. If the Investment Adviser determines that such investment is not appropriate for us, the investment will not be allocated to us.

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

Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment, the competitive environment for the types of investments we make. As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of June 30, 2025, non-qualifying assets represented approximately 9.3% of the total assets of the Company.

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

Portfolio and Investment Activity

Our portfolio and investment activity during the three and six months ended June 30, 2025 and 2024, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)*	2025	2024	2025	2024
Investments made in portfolio companies (1)	$288.7	$245.4	$680.6	$398.2
Investments sold (1)	(14.9)	—	(58.9)	—
Net activity before repaid investments (1)	273.8	245.4	621.8	398.2
Investments repaid (1)	(129.9)	(154.9)	(307.4)	(291.7)
Net investment activity (1)	$144.0	$90.5	$314.4	$106.4

Portfolio companies, at beginning of period	240	154	233	152
Number of investments in new portfolio companies (1)	14	18	34	25
Number of exited companies (1)	(5)	(7)	(18)	(12)
Portfolio companies at end of period (1)	249	165	249	165

Number of investments in existing portfolio companies	80	58	158	76

* Totals may not foot due to rounding.

(1)
Includes investments acquired from the Mergers.

Our portfolio composition and weighted average yields as of June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025	December 31, 2024
Portfolio composition, at fair value:
First lien secured debt	93%	92%
Second lien secured debt	0%	1%
Total secured debt	93%	93%
Unsecured debt	0%	0%
Structured products and other	1%	1%
Preferred equity	1%	1%
Common equity/interests and warrants	5%	5%
Weighted average yields, at amortized cost (1):
First lien secured debt (2)	10.4%	10.8%
Second lien secured debt (2)	13.7%	14.4%
Secured debt portfolio (2)	10.4%	10.8%
Unsecured debt portfolio (2)	9.5%	9.5%
Total debt portfolio (2)	10.4%	10.8%
Total portfolio (3)	9.2%	9.5%
Interest rate type, at fair value (4):
Fixed rate amount	$0.0 billion	$0.0 billion
Floating rate amount	$3.0 billion	$2.7 billion
Fixed rate, as percentage of total	1%	1%
Floating rate, as percentage of total	99%	99%
Interest rate type, at amortized cost (4):
Fixed rate amount	$0.0 billion	$0.0 billion
Floating rate amount	$3.0 billion	$2.7 billion
Fixed rate, as percentage of total	1%	1%
Floating rate, as percentage of total	99%	99%

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

Since the initial public offering of the Company in April 2004 and through June 30, 2025, invested capital totaled $26.2 billion in 828 portfolio companies. Over the same period, the Company completed transactions with more than 100 different financial sponsors.

Recent Developments

Chief Financial Officer and Treasurer Resignation and Appointment

On June 11, 2025, Gregory Hunt, Chief Financial Officer and Treasurer of the Company notified the Company of his intention to step down, effective as of the close of business on June 30, 2025. Mr. Hunt has been retained by the Company as a consultant to assist with his responsibilities through the close of business on December 31, 2025. Mr. Hunt’s decision to step down is not the result of any disagreement with the Company, the Investment Adviser or their affiliates regarding their operations, policies, practices or otherwise.

On June 11, 2025, the Board appointed Kenneth Seifert as Chief Financial Officer and Treasurer of the Company, effective as of the close of business on June 30, 2025. Mr. Seifert (i) was not appointed as the Company’s Chief Financial Officer and Treasurer pursuant to any arrangement or understanding with any other person; (ii) does not have a family relationship with any of the Company’s directors or other executive officers; (iii) has not engaged, since the beginning of the Company’s last fiscal year, nor proposes to engage, in any transaction in which the Company was or is a participant; and (iv) has not entered into, nor expects to enter into, any material plan, contract, arrangement, grant or award in connection with his appointment as the Company’s Chief Financial Officer and Treasurer.

Director Resignation

On June 11, 2025, Howard Widra notified the Board of his intention to retire from his role at AGM, to pursue other opportunities, effective on or about the close of business on December 31, 2026. In connection with Mr. Widra’s retirement from AGM, Mr. Widra informed the Board of his intention to resign as director and Executive Chairman of the Board, effective on or about the close of business on December 31, 2026. The Company has initiated a search to identify his successor. Mr. Widra’s decision to resign is not the result of any disagreement with the Company, the Investment Adviser or their affiliates regarding their operations, policies, practices or otherwise.

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

As of June 30, 2025, $3.25 billion or 97.7% of the Company’s investments were classified as Level 3. The high proportion of Level 3 investments relative to our total investments is directly related to our investment philosophy and target portfolio, which consists primarily of long-term secured debt, as well as unsecured and mezzanine positions of private middle-market companies. A fundamental difference exists between our investments and those of comparable publicly traded fixed income investments, namely high-yield bonds, and this difference affects the valuation of our private investments relative to comparable publicly traded instruments.

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

Investment Valuation Process

Pursuant to Rule 2a-5 under the 1940 Act, the Board has designated the Investment Adviser as its “valuation designee” to perform the fair value determinations for all investments held by the Company. The Board continues to be responsible for overseeing the processes for determining fair valuation.

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

1.
Our quarterly valuation process begins with each portfolio company or investment being initially valued by using certain inputs provided, among others, by the investment professionals of our Investment Adviser who are responsible for the portfolio investment;
2.
At least each quarter, the valuation will be reassessed and updated by the Investment Adviser or an independent valuation firm to reflect company specific events and latest market data;
3.
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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. During the six months ended June 30, 2025, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

Because there is not a readily available market value for most of the investments in our portfolio, substantially all of our portfolio investments are valued at fair value as determined in good faith by the Investment Adviser, as the valuation designee, as described herein. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had an active market existed for such investments and may differ materially from the values that we may ultimately realize.

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned.

Results of Operations

Operating results for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)*	2025	2024	2025	2024
Investment Income
Interest income	$75.7	$65.5	$149.0	$130.1
Dividend income	0.2	0.3	0.4	0.3
PIK interest income	5.2	2.5	9.9	4.5
Other income	0.2	0.9	0.6	2.6
Total investment income	$81.2	$69.2	$159.9	$137.5
Expenses
Management and performance-based incentive fees, net of amounts waived	$9.9	$10.0	$22.4	$20.4
Interest and other debt expenses, net of reimbursements	32.3	26.8	62.0	52.9
Administrative services expense, net of reimbursements	1.0	0.8	2.0	1.9
Other general and administrative expenses	1.6	2.1	2.9	4.2
Net Expenses	$44.9	$39.6	$89.3	$79.4
Net Investment Income	$36.4	$29.5	$70.7	$58.1
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses)	$(17.2)	$(15.6)	$(14.2)	$(23.7)
Net change in unrealized gains (losses)	(1.0)	8.7	(8.1)	13.7
Net Realized and Change in Unrealized Gains (Losses)	$(18.3)	$(7.0)	$(22.2)	$(10.0)
Net Increase in Net Assets Resulting from Operations	$18.1	$22.6	$48.4	$48.0

Net Investment Income on Per Average Share Basis (1)	$0.39	$0.45	$0.76	$0.89
Earnings per share — basic (1)	$0.19	$0.35	$0.52	$0.74

* Totals may not foot due to rounding.

(1) Based on the weighted average number of shares outstanding for the period presented.

Total Investment Income

For the three months ended June 30, 2025 as compared to the three months ended June 30, 2024

The increase in total investment income for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was primarily driven by increase in interest income (including PIK) of $12.0 million. The increase in total interest income was due to a higher income-bearing investment portfolio, primarily related to the assets acquired in the Mergers. This was partially offset by a decrease in the average yield for the total debt portfolio, from 12.0% for the three months ended June 30, 2024 to 10.5% for the three months ended June 30, 2025.

For the six months ended June 30, 2025 as compared to the six months ended June 30, 2024

The increase in total investment income for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was primarily driven by increase in interest income (including PIK) of $22.4 million. The increase in total interest income was due to a higher income-bearing investment portfolio, primarily related to the assets acquired in the Mergers. This was partially offset by a decrease in the average yield for the total debt portfolio, from 12.0% for the six months ended June 30, 2024 to 10.4% for the six months ended June 30, 2025.

Net Expenses

For the three months ended June 30, 2025 as compared to the three months ended June 30, 2024

Net expenses increased by $5.3 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily driven by the increase in interest and other debt expenses of $5.5 million. The increase in interest and other debt expenses was attributed to an increase in average debt outstanding, from $1.4 billion for the three months ended June 30, 2024 to $1.9 billion for the three months ended June 30, 2025. This was partially offset by the decrease in the total annualized cost of debt, from 7.5% for the three months ended June 30, 2024 to 6.8% for the three months ended June 30, 2025. Management fee has increased $1.7 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase was due to increase in yielding portfolio due to the Mergers. The management fee increase was offset by decrease in performance based incentive fee due to loss on the portfolio.

For the six months ended June 30, 2025 as compared to the six months ended June 30, 2024

Net expenses increased by $9.9 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily driven by the increase in interest and other debt expenses of $9.1 million. The increase in interest and other debt expenses was attributed to an increase in average debt outstanding, from $1.4 billion for the six months ended June 30, 2024 to $1.9 billion for the six months ended June 30, 2025. This was partially offset by the decrease in the total annualized cost of debt, from 7.6% for the six months ended June 30, 2024 to 6.8% for the six months ended June 30, 2025. Management and performance based incentive fee has increased $2.0 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was due to increase in yielding portfolio due to the Mergers.

Net Realized Gains (Losses)

For the three months ended June 30, 2025 as compared to the three months ended June 30, 2024

During the three months ended June 30, 2025, we recognized gross realized gains of $0.1 million and gross realized losses of $17.1 million, resulting in net realized losses of $17.0 million. Net realized losses for the three months ended June 30, 2025 were primarily due to the restructure of Renovo and Mitel Network and partial write off of Ambrosia Buyer Corp. Significant realized gains (losses) for the three months ended June 30, 2025 are summarized below:

(in millions)	Net Realized Gain (Loss)
Renovo	$(9.8)
Mitel Networks	(3.4)
Ambrosia Buyer Corp.	(2.7)

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

For the six months ended June 30, 2025 as compared to the six months ended June 30, 2024

During the six months ended June 30, 2025, we recognized gross realized gains of $4.6 million and gross realized losses of $18.1 million, resulting in net realized losses of $13.5 million. Net realized losses for the six months ended June 30, 2025 was primarily driven by the restructure of Renovo and Mitel Network and partial write off of Ambrosia Buyer Corp, offset by the exit of Orgain, Inc. and partial exit of Heubach. Significant realized gains (losses) for the six months ended June 30, 2025 are summarized below:

(in millions)	Net Realized Gain (Loss)
Orgain, Inc.	$1.2
Heubach	1.0
Renovo	(9.8)
Mitel Networks	(3.4)
Ambrosia Buyer Corp.	(2.7)

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

Net Change in Unrealized Gains (Losses)

For the three months ended June 30, 2025 as compared to the three months ended June 30, 2024

During the three months ended June 30, 2025, we recognized gross unrealized gains of $30.4 million and gross unrealized losses of $31.4 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized gains in investments of $1.0 million. Net change in unrealized gains for the three months ended June 30, 2025 was primarily driven by the increased fair market value of Renovo and Mitel Networks following restructures as well as increase in Merx given settlement on Russian insurance claims and certain recoveries. The net change in unrealized gains was offset by the underperformance of New Era, Securus Technologies Holdings, Inc., ChyronHego Corporation, Tasty Chick'n and Amplity. Significant changes in unrealized gains (losses) for the three months ended June 30, 2025 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
Renovo	$8.7
Merx Aviation Finance, LLC	8.2
Mitel Networks	3.7
Ambrosia Buyer Corp.	2.6
The Club Company	1.5
New Era Technology, Inc.	(6.6)
Securus Technologies Holdings, Inc.	(3.9)
ChyronHego Corporation	(3.2)
Tasty Chick'n	(2.5)
Amplity	(2.0)

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

For the six months ended June 30, 2025 as compared to the six months ended June 30, 2024

During the six months ended June 30, 2025, we recognized gross unrealized gains of $35.2 million and gross unrealized losses of $43.2 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized losses of $8 million. Net change in unrealized gains for the six months ended June 30, 2025 was primarily driven by the increased fair market value of Renovo and Mitel Networks following restructures as well as increase in Merx given settlement on Russian insurance claims and certain recoveries. The net change in unrealized gains was offset by the underperformance of New Era, Securus Technologies Holdings, Inc., ChyronHego Corporation, Tasty Chick'n and Amplity. Significant changes in unrealized gains (losses) for the six months ended June 30, 2025 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
Merx Aviation Finance, LLC	$9.9
Renovo	5.8
The Club Company	2.8
Ambrosia Buyer Corp.	2.6
Mitel Networks	2.5
Congruex	1.4
Sequential Brands Group, Inc.	1.2
New Era Technology, Inc.	(7.3)
Securus Technologies Holdings, Inc.	(4.6)
ChyronHego Corporation	(3.6)
Tasty Chick’n	(2.8)
Amplity	(2.0)
Orgain, Inc.	(1.9)
US Auto	(1.2)
Modern Campus	(1.1)
AVAD, LLC	(1.1)
Compass Health	(1.0)

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

Debt

See Note 6 to the consolidated financial statements for information on the Company’s debt.

The following table shows the contractual maturities of our debt obligations as of June 30, 2025:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Senior Secured Facility (1)	$1,221.9	$—	$—	$1,221.9	$—
2026 Notes	125.0	—	125.0	—	—
2028 Notes	80.0	—	—	80.0	—
MFIC Bethesda CLO 1 LLC Class A-1	232.0	—	—	—	232.0
MFIC Bethesda CLO 2 LLC (Class A-1, Class A-2, Class B and Class C)	399.0	—	—	—	399.0
Total Debt Obligations	$2,057.9	$—	$125.0	$1,301.9	$631.0

____________________

(1)
As of June 30, 2025, aggregate lender commitments under the Senior Secured Facility totaled $1.66 billion and $433.6 million of unused capacity. As of June 30, 2025, there were $4.4 million of letters of credit issued under the Senior Secured Facility as shown as part of total commitments in Note 8 to the consolidated financial statements.

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

Distributions

Distributions paid to stockholders during the three and six months ended June 30, 2025 totaled $35.5 million ($0.38 per share) and $71.1 million ($0.76 per share), respectively. Distributions paid to stockholders during the three and six months ended June 30, 2024 totaled $24.8 million ($0.38 per share) and $49.6 million ($0.76 per share), respectively. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. Although the tax character of distributions paid to stockholders through June 30, 2025 may include return of capital, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ended December 31, 2025. Tax characteristics of all distributions will be reported to stockholders on Form 1099 after the end of the calendar year. Our quarterly distributions, if any, will be determined by our Board.

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

PIK Income

For the three and six months ended June 30, 2025, PIK income totaled $5.2 million and $9.9 million on total investment income of $81.2 million and $159.9 million, respectively. For the three and six months ended June 30, 2024, PIK income totaled $2.5 million and $4.5 million on total investment income of $69.2 million and $137.5 million, respectively. In order to maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders annually in the form of distributions, even though the Company has not yet collected the cash. See Note 5 to the consolidated financial statements for more information on the Company’s PIK income.

Related Party Transactions

See Note 3 to the consolidated financial statements for information on the Company’s related party transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio.

Investment Valuation Risk

Because there is not a readily available market value for most of the investments in our portfolio, we value all of our portfolio investments at fair value as determined in good faith by our Board based on, among other things, the input of our management and audit committee and independent valuation firms that have been engaged at the direction of our Board to assist in the valuation of each portfolio investment without a readily available market quotation (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” and “—Fair Value Measurements” as well as Notes 2 and 5 to our financial statements for the three and six months ended June 30, 2025 for more information relating to our investment valuation.

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

As of June 30, 2025, the majority of our debt portfolio investments bore interest at variable rates, which generally are SOFR-based (or based on an equivalent applicable currency rate) and typically have durations of one to six months after which they reset to current market interest rates, and many of which are subject to certain floors. Further, our Senior Secured Facility, Class A-1 Notes under the Bethesda CLO 1 and the Notes under MFIC Bethesda CLO 2 LLC bears interest at SOFR rates with no interest rate floors, while our 2026 Notes and 2028 Notes bear interest at a fixed rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of June 30, 2025, assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
Up 150 basis points	$14.2 million	$0.148
Up 100 basis points	9.4 million	0.098
Up 50 basis points	4.7 million	0.049
Down 50 basis points	(4.6) million	(0.048)
Down 100 basis points	(9.0) million	(0.094)
Down 150 basis points	(13.5) million	(0.140)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2025 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Control Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Report on Form 10-K for the twelve months ended December 31, 2024, which could materially affect our business, financial condition and/or operating results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The Company adopted the following plans, approved by the Board, for the purpose of repurchasing its common stock in accordance with applicable rules specified in the Securities Exchange Act of 1934 (the “Repurchase Plans”):

Date of Agreement/Amendment	Maximum Cost of Shares That May Be Repurchased	Cost of Shares Repurchased	Remaining Cost of Shares That May Be Repurchased
August 5, 2015	$50.0 million	$50.0 million	$	— million
December 14, 2015	50.0 million	50.0 million		— million
September 14, 2016	50.0 million	50.0 million		— million
October 30, 2018	50.0 million	50.0 million		— million
February 6, 2019	50.0 million	50.0 million		— million
February 3, 2022	25.0 million	— million		20.8 million
Total as of June 30, 2025	$275.0 million	$254.2 million		$20.8 million

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

The following table presents information with respect to the Company’s purchases of its common stock since adoption of the Repurchase Plans through June 30, 2025:

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended June 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

(a)
Exhibits

3.1(a)	Articles of Amendment and Restatement (1)
3.2	Sixth Amended and Restated Bylaws (2)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents*
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)*

_________________________

* Filed herewith.

(1)
Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on August 12, 2022.
(2)
Incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K, filed on August 12, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 11, 2025.

MIDCAP FINANCIAL INVESTMENT CORPORATION

By:	/s/ TANNER POWELL
Tanner Powell
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ KENNETH SEIFERT
Kenneth Seifert
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)