Form 10-Q
period 2025-09-30
MidCap Financial Investment Corp
filed 2025-11-06
CIK 1278752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares of the Registrant’s common stock, $0.001 par value per share, outstanding as of November 5, 2025 was 93,303,622.

MIDCAP FINANCIAL INVESTMENT CORPORATION

PART I. FINANCIAL INFORMATION

In this report, the terms the “Company,” “we,” “us,” and “our” refer to MidCap Financial Investment Corporation unless the context specifically states otherwise.

Item 1. Consolidated Financial Statements

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(In thousands, except share and per share data)

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost — $2,933,570 and $2,700,957, respectively)	$2,828,608	$2,605,329
Non-controlled/affiliated investments (cost — $177,206 and $142,686, respectively)	112,375	84,334
Controlled investments (cost — $227,373 and $333,754, respectively)	239,982	324,753
Cash and cash equivalents	62,502	74,357
Foreign currencies (cost — $2,902 and $1,487, respectively)	3,957	1,429
Receivable for investments sold	12,219	57,195
Interest receivable	26,222	19,289
Dividends receivable	430	709
Deferred financing costs	19,761	23,555
Prepaid expenses and other assets	3,438	—
Total Assets	$3,309,494	$3,190,950

Liabilities
Debt	$1,915,074	$1,751,621
Payable for investments purchased	780	4,190
Management fees payable	6,069	6,247
Performance-based incentive fees payable	5,818	5,336
Interest payable	11,473	12,813
Accrued administrative services expense	—	60
Other liabilities and accrued expenses	2,360	6,037
Total Liabilities	$1,941,574	$1,786,304
Commitments and contingencies (Note 8)
Net Assets	$1,367,920	$1,404,646

Net Assets
Common stock, $0.001 par value (130,000,000 shares authorized; 93,303,622 and 93,780,278 shares issued and outstanding, respectively)	$93	$94
Capital in excess of par value	2,652,015	2,658,090
Accumulated under-distributed (over-distributed) earnings	(1,284,188)	(1,253,538)
Net Assets	$1,367,920	$1,404,646

Net Asset Value Per Share	$14.66	$14.98

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Investment Income
Non-controlled/non-affiliated investments:
Interest income (excluding Payment-in-kind (“PIK”) interest income)	$72,964	$72,640	$212,495	$192,782
Dividend income	—	447	—	500
PIK interest income	3,785	2,938	11,724	7,371
Other income	458	992	1,003	3,593
Non-controlled/affiliated investments:
Interest income (excluding PIK interest income)	1,548	697	4,293	2,098
Dividend income	200	241	640	476
PIK interest income	407	36	1,162	105
Controlled investments:
Interest income (excluding PIK interest income)	3,214	4,097	11,193	12,649
Other income	—	50	10	50
Total Investment Income	$82,576	$82,138	$242,520	$219,624
Expenses
Management fees	$6,069	$4,428	$18,209	$13,203
Performance-based incentive fees	5,818	4,601	16,100	16,212
Interest and other debt expenses	33,038	31,854	96,083	85,024
Administrative services expense	1,029	1,036	3,055	3,084
Other general and administrative expenses	1,599	2,246	4,457	6,478
Total expenses	47,553	44,165	137,904	124,001
Expense reimbursements	(284)	(162)	(1,370)	(597)
Net Expenses	$47,269	$44,003	$136,534	$123,404
Net Investment Income	$35,307	$38,135	$105,986	$96,220
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses):
Non-controlled/non-affiliated investments	$(18,988)	$527	$(32,187)	$(6,914)
Non-controlled/affiliated investments	(19)	—	(324)	—
Controlled investments	—	—	—	(15,700)
Foreign currency forward contracts	—	—	(610)	—
Foreign currency transactions	(160)	(40)	(196)	(624)
Net realized gains (losses)	(19,167)	487	(33,317)	(23,238)
Net change in unrealized gains (losses):
Non-controlled/non-affiliated investments	(3,688)	(11,083)	(12,300)	(10,646)
Non-controlled/affiliated investments	(1,173)	(2,956)	(3,565)	(7,989)
Controlled investments	15,316	3,566	21,610	21,121
Foreign currency forward contracts	—	—	(9)	—
Foreign currency translations	859	(1,433)	(2,505)	(707)
Net change in unrealized gains (losses)	11,314	(11,906)	3,231	1,779
Net Realized and Change in Unrealized Gains (Losses)	$(7,853)	$(11,419)	$(30,086)	$(21,459)
Net Increase (Decrease) in Net Assets Resulting from Operations	$27,454	$26,716	$75,900	$74,761
Earnings (Loss) Per Share — Basic	$0.29	$0.31	$0.81	$1.03

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

(In thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operations
Net investment income	$35,307	$38,135	$105,986	$96,220
Net realized gains (losses)	(19,167)	487	(33,317)	(23,238)
Net change in unrealized gains (losses)	11,314	(11,906)	3,231	1,779
Net Increase (Decrease) in Net Assets Resulting from Operations	$27,454	$26,716	$75,900	$74,761

Distributions to Stockholders
Distribution of net investment income	$(35,455)	$(54,392)	$(106,547)	$(103,988)
Net Decrease in Net Assets Resulting from Distributions to Stockholders	$(35,455)	$(54,392)	$(106,547)	$(103,988)

Capital Share Transactions
Net proceeds from the issuance of common stock(1)	$—	$440,140	$—	$440,140
Repurchase of common stock	—	—	(6,079)	—
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	$—	$440,140	$(6,079)	$440,140

Net Assets
Net increase (decrease) in net assets during the period	$(8,001)	$412,464	$(36,726)	$410,913
Net assets at beginning of period	1,375,921	1,003,759	1,404,646	1,005,310
Net Assets at End of Period	$1,367,920	$1,416,223	$1,367,920	$1,416,223

Capital Share Activity
Shares issued during the period	—	28,527,003	—	28,527,003
Shares repurchased during the period	—	—	(476,656)	—
Shares issued and outstanding at beginning of period	93,303,622	65,253,275	93,780,278	65,253,275
Shares Issued and Outstanding at End of Period	93,303,622	93,780,278	93,303,622	93,780,278

(1) Refer to Note 10 for more information related to the Company's acquisitions of AFT and AIF.

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2025	2024
Operating Activities
Net increase (decrease) in net assets resulting from operations	$75,900	$74,761
Net realized (gains) losses on investments	32,511	22,614
Net change in unrealized (gains) losses	(3,231)	(1,779)
Net amortization of premiums and accretion of discounts on investments	(5,218)	(6,126)
Accretion of discount on notes	1,355	1,339
Amortization of deferred financing costs	3,877	3,905
PIK interest and dividends capitalized	(16,135)	(9,108)
Purchases of investments	(1,084,344)	(714,495)
Proceeds from sales and repayments of investments	954,071	561,462
Cash acquired in AFT and AIF Mergers	—	9,931
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable	(6,933)	(5,331)
Decrease (increase) in dividends receivable	279	868
Decrease (increase) in prepaid expenses and other assets	(3,438)	10,004
Increase (decrease) in management and performance-based incentive fees payable	304	(1,700)
Increase (decrease) in interest payable	(1,340)	(5,901)
Increase (decrease) in accrued administrative services expense	(60)	197
Increase (decrease) in other liabilities and accrued expenses	(3,677)	(4,946)
Net Cash (Used in)/Provided by Operating Activities	$(56,079)	$(64,305)
Financing Activities
Issuances of debt	$1,520,968	$365,617
Payments of debt	(1,361,626)	(234,371)
Financing costs paid and deferred	—	(255)
Repurchase of common stock	(6,079)	—
Distributions paid	(106,547)	(103,988)
Net Cash (Used in)/Provided by Financing Activities	$46,716	$27,003

Cash, Cash Equivalents and Foreign Currencies
Net increase (decrease) in cash, cash equivalents and foreign currencies during the period	$(9,363)	$(37,302)
Effect of foreign exchange rate changes on cash and cash equivalents	36	(20)
Cash, cash equivalents and foreign currencies at beginning of period	75,786	122,128
Cash, Cash Equivalents and Foreign Currencies at the End of Period	$66,459	$84,806

Supplemental Disclosure of Cash Flow Information
Cash interest paid	$92,310	$85,736

Supplemental Disclosure of Non-Cash Activity
PIK income	$12,886	$7,476
Purchases of investments(1)	—	595,887
Debt assumed(1)	—	(177,000)
Issuance of common stock(1)	—	440,140

(1) Refer to Note 10 for more information related to the Company's acquisitions of AFT and AIF.

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
Aerospace & Defense
Sperry Acquisition, LLC
Sperry Acquisition, LLC	First Lien Secured Debt - Term Loan	SOFR+525, 0.75% Floor	02/03/31	$6,906	$6,811	$6,818	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 0.75% Floor	02/03/31	—	(13)	(24)	(8)(9)(21)(22)
	First Lien Secured Debt - Revolver	SOFR+525, 0.75% Floor	02/03/31	—	(15)	(15)	(8)(9)(21)(22)
Sperry Parent Holdings, L.P.	Common Equity - Common Stock	N/A	N/A	988 Shares	99	90	(9)(13)(23)
		Total Aerospace & Defense			$6,882	$6,869
Air Freight & Logistics
Primeflight
PrimeFlight Acquisition, LLC	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	05/01/29	$15,141	$14,994	$15,066	(9)(30)
	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	05/01/29	10,279	10,085	10,280	(9)(30)
		Total Air Freight & Logistics			$25,079	$25,346
Automobile Components
K&N Parent, Inc.
K&N Holdco, LLC	Common Equity - Common Stock	N/A	N/A	125,967 Shares	$23,718	$241	(13)
Truck-Lite Co., LLC
Truck-Lite Co., LLC	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	02/13/32	3,250	3,252	3,218	(9)(29)
	First Lien Secured Debt - Delayed Draw	SOFR+575, 0.75% Floor	02/13/32	342	327	334	(9)(21)(22)(29)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 0.75% Floor	02/13/32	—	(5)	(5)	(8)(9)(21)(22)
	First Lien Secured Debt - Revolver	SOFR+500, 0.75% Floor	02/13/32	—	(1)	(3)	(8)(9)(21)(22)
					3,573	3,544
Universal Air Conditioner
Cool Acquisition Holdings, LP	Common Equity - Common Stock	N/A	N/A	137,931 Shares	138	86	(9)(13)(23)
Cool Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+475, 1.00% Floor	10/31/30	13,233	13,058	12,828	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 1.00% Floor	10/31/30	—	(19)	(93)	(8)(9)(21)(22)
	First Lien Secured Debt - Revolver	SOFR+475, 1.00% Floor	10/31/30	1,576	1,529	1,466	(9)(21)(22)(30)
					14,706	14,287
		Total Automobile Components			$41,997	$18,072

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
Beverages
Ronnoco Coffee
Ronnoco Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+450, 1.00% Floor	03/17/31	$5,302	$5,228	$5,222	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+450, 1.00% Floor	03/17/31	—	(30)	(33)	(8)(9)(21)(22)
	Preferred Equity - Preferred Equity	N/A	N/A	1,000 Shares	100	100	(9)(13)(23)
	Common Equity - Common Stock	N/A	N/A	107 Shares	—	—	(9)(13)(23)
		Total Beverages			$5,298	$5,289
Biotechnology
Celerion
Celerion Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	11/05/29	$11,032	$10,852	$11,033	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 0.75% Floor	11/05/29	—	(23)	—	(9)(21)(22)
	First Lien Secured Debt - Revolver	SOFR+500, 0.75% Floor	11/03/28	—	(10)	—	(9)(21)(22)
					10,819	11,033
Mannkind Corporation
Mannkind Corporation	Common Equity - Common Stock	N/A	N/A	34,226 Shares	—	184	(9)(10)(13)(17)
Partner Therapeutics, Inc
Partner Therapeutics, Inc	Preferred Equity - Preferred Equity	N/A	N/A	55,556 Shares	333	401	(9)(13)
	Warrants - Warrants			73,333 Shares	389	198	(9)(13)
					722	599
Rigel Pharmaceuticals
Rigel Pharmaceuticals, Inc.	First Lien Secured Debt - Term Loan	SOFR+661, 4.00% Floor	09/01/27	3,000	3,015	3,000	(9)(29)
	First Lien Secured Debt - Delayed Draw	SOFR+661, 4.00% Floor	09/01/27	15,000	14,988	15,000	(9)(29)
					18,003	18,000
		Total Biotechnology			$29,544	$29,816
Building Products
Decks & Docks
D&D Buyer, LLC	First Lien Secured Debt - Delayed Draw	SOFR+650, 2.00% Floor	10/04/28	$2,484	$2,436	$2,435	(9)(29)
OmniMax International, LLC
Omnimax International, LLC	First Lien Secured Debt - Term Loan	SOFR+575, 1.00% Floor	12/06/30	15,204	14,931	14,867	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+575, 1.00% Floor	12/06/30	4,696	4,611	4,592	(9)(31)
					19,542	19,459

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
RF Fager
R.F. Fager Company, LLC	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	03/04/30	714	701	703	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	03/04/30	615	593	588	(9)(21)(22)(30)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	03/04/30	47	43	44	(9)(21)(22)(30)
					1,337	1,335
		Total Building Products			$23,315	$23,229
Chemicals
Aspen Aerogels, Inc.
Aspen Aerogels, Inc.	First Lien Secured Debt - Term Loan	SOFR+500, 4.50% Floor	08/19/29	$19,721	$19,399	$19,524	(9)(17)(29)
	First Lien Secured Debt - Revolver	SOFR+510, 2.50% Floor	08/19/29	15	15	15	(9)(17)(21)(22) (29)
					19,414	19,539
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I LLC)
Carbonfree Chemicals Holdings LLC (4)	Common Equity - Common Equity / Interest	N/A	N/A	1,246 Shares	56,505	18,515	(13)(16)(23)
FC2 LLC (4)	Common Equity - Common Stock	N/A	N/A	5 Shares	—	—	(13)(23)
	Secured Debt - Promissory Note	6.50%	10/14/27	12,500	12,500	12,414
					69,005	30,929
Heubach
Heubach Holdings USA LLC	First Lien Secured Debt - Term Loan	7.00%	04/30/24	478	54	239	(14)(17)(18)
SK Neptune Husky Group Sarl (Luxembourg Investment Company 428 S.a r.l.)	First Lien Secured Debt - Term Loan	9.00%	01/03/29	9,438	29	—	(14)(17)
					83	239
Meristem Crop Performance
Lunar Buyer, LLC	First Lien Secured Debt - Term Loan	SOFR+550, 0.75% Floor	10/03/30	9,023	8,866	8,797	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+550, 0.75% Floor	10/03/30	—	(57)	(170)	(8)(9)(21)(22)
	First Lien Secured Debt - Revolver	SOFR+550, 0.75% Floor	10/03/30	1,727	1,658	1,625	(9)(21)(22)(29)
					10,467	10,252
W.R. Grace
W.R. Grace Holdings LLC	First Lien Secured Debt - Corporate Bond	4.88%	06/15/27	1,320	1,293	1,314	(10)
		Total Chemicals			$100,262	$62,273

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
Commercial Services & Supplies
AlpineX
Alpinex Opco, LLC	First Lien Secured Debt - Term Loan	SOFR+626, 1.00% Floor	12/27/27	$14,896	$14,715	$14,897	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+626, 1.00% Floor	12/27/27	3,765	3,731	3,765	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+626, 1.00% Floor	12/27/27	1,102	1,085	1,103	(9)(21)(22)(30)
					19,531	19,765
Atlas Technical Consultants
GI Apple Midco LLC	First Lien Secured Debt - Term Loan	SOFR+675, 1.00% Floor	04/19/30	7,498	7,409	7,498	(9)(29)
	First Lien Secured Debt - Delayed Draw	SOFR+675, 1.00% Floor	04/19/30	86	84	86	(9)(29)
	First Lien Secured Debt - Revolver	SOFR+675, 1.00% Floor	04/19/29	12	1	12	(9)(21)(22)(30)
					7,494	7,596
Best Trash
Bingo Group Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	07/10/31	6,956	6,881	6,922	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	07/10/31	1,777	1,755	1,766	(9)(21)(22)(30)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	07/10/31	25	17	21	(9)(21)(22)(30)
					8,653	8,709
CoreTrust
Coretrust Purchasing Group LLC (HPG Enterprises LLC)	First Lien Secured Debt - Term Loan	SOFR+525, 0.75% Floor	10/01/29	5,332	5,289	5,279	(9)(29)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 0.75% Floor	10/01/29	—	(8)	(12)	(8)(9)(21)(22)
	First Lien Secured Debt - Revolver	SOFR+525, 0.75% Floor	10/01/29	—	(5)	(7)	(8)(9)(21)(22)
					5,276	5,260
Flatworld Solutions
Flatworld Intermediate Corp	First Lien Secured Debt - Term Loan	SOFR+550, 1.50% Floor	03/25/30	7,960	7,814	7,829	(9)(29)
Heritage Environmental Services
Arcwood Environmental, Inc. (f/k/a Heritage Environmental Services, Inc.)	First Lien Secured Debt - Term Loan	SOFR+550, 0.75% Floor	01/31/31	1,736	1,733	1,754	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+550, 0.75% Floor	01/31/30	—	—	—	(9)(20)(21)(22)
					1,733	1,754

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
HMA
Health Management Associates Superholdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+635, 1.00% Floor	03/30/29	3,897	3,822	3,858	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+635, 1.00% Floor	03/30/29	505	495	500	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+635, 1.00% Floor	03/30/29	—	(5)	(3)	(8)(9)(20)(21) (22)
					4,312	4,355
IronClad
Ironhorse Purchaser, LLC	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	09/30/27	2,962	2,928	2,902	(9)(29)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	09/30/27	—	(16)	(29)	(8)(9)(21)(22)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	09/30/27	—	(5)	(10)	(8)(9)(20)(21) (22)
					2,907	2,863
IRP
Precision Refrigeration & Air Conditioning LLC	First Lien Secured Debt - Term Loan	SOFR+690, 1.00% Floor	03/08/28	10,888	10,766	10,616	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+690, 1.00% Floor	03/08/28	4,912	4,850	4,790	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+690, 1.00% Floor	03/08/28	1,023	1,007	966	(9)(21)(22)(30)
SMC IR Holdings, LLC	Common Equity - Common Stock	N/A	N/A	158 Shares	183	211	(9)(13)(23)
					16,806	16,583
Jacent
Jacent Strategic Merchandising	First Lien Secured Debt - Term Loan	SOFR+585 Cash plus 0.75% PIK, 1.00% Floor	01/31/27	22,266	22,281	22,046	(9)(29)
	First Lien Secured Debt - Revolver	SOFR+660, 1.00% Floor	01/31/27	1,589	1,589	1,559	(9)(21)(22)(29)
	Common Equity - Common Stock	N/A	N/A	5,000 Shares	500	249	(9)(13)
JSM Equity Investors, L.P.	Preferred Equity - Class P Partnership Units	N/A	N/A	11 Shares	11	1	(9)(13)
					24,381	23,855
Overhaul Group, Inc.
Overhaul Group, Inc.	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	08/01/30	10,714	10,662	10,661	(9)(29)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	08/01/30	—	(21)	(21)	(8)(9)(22)
	Preferred Equity - Preferred Equity	N/A	N/A	5,405 Shares	100	100	(9)(23)
					10,741	10,740

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
Pavement Preservation
Pavement Preservation Acquisition, LLC	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	08/09/30	8,914	8,747	8,803	(9)(29)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	08/09/30	2,155	2,118	2,128	(9)(29)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	08/09/30	108	87	92	(9)(21)(22)(29)
					10,952	11,023
SafetyCo
HEF Safety Ultimate Holdings, LLC	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	11/19/29	7,369	7,229	7,327	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	11/19/29	3,284	3,198	3,250	(9)(21)(22)(31)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	11/19/29	110	83	101	(9)(21)(22)(31)
					10,510	10,678
Smith System
Smith Topco, Inc.	First Lien Secured Debt - Term Loan	SOFR+475, 1.00% Floor	11/06/29	9,549	9,392	9,406	(9)(30)(31)
	First Lien Secured Debt - Revolver	SOFR+475, 1.00% Floor	11/06/29	—	(18)	(17)	(8)(9)(21)(22)
					9,374	9,389
Vixxo
Vixxo Corporation	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	08/01/30	3,722	3,670	3,694	(9)(29)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	08/01/30	—	(8)	(9)	(8)(9)(21)(22)
					3,662	3,685
		Total Commercial Services & Supplies			$144,146	$144,084
Communications Equipment
MCA
Mobile Communications America, Inc.	First Lien Secured Debt - Term Loan	SOFR+475, 1.00% Floor	10/16/29	$2,456	$2,410	$2,432	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 1.00% Floor	10/16/29	6,394	6,317	6,308	(9)(21)(22)(30)
	First Lien Secured Debt - Revolver	SOFR+475, 1.00% Floor	10/16/29	—	(23)	(14)	(8)(9)(21)(22)
					8,704	8,726
Mitel Networks
Mitel Networks (International) Limited	Common Equity - Common Stock	N/A	N/A	98,860 Shares	476	786	(13)(17)(23)
MLN US Holdco LLC	First Lien Secured Debt - Term Loan	SOFR+200 Cash plus 6.00% PIK, 1.00% Floor	06/20/30	872	764	758	(17)(29)
					1,240	1,544

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
Sorenson Holdings, LLC
Sorenson Holdings, LLC	First Lien Secured Debt - Term Loan	8% PIK	04/01/30	320	271	266	(14)
	First Lien Secured Debt - Term Loan	10% PIK	04/01/30	83	77	76	(14)
	Common Equity - Membership Interests	N/A	N/A	279 Shares	108	94	(13)
					456	436
		Total Communications Equipment			$10,400	$10,706
Construction & Engineering
Accelevation, LLC
Accelevation LLC	First Lien Secured Debt - Term Loan	SOFR+450, 0.75% Floor	01/02/31	$9,208	$9,082	$9,162	(9)(29)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+450, 0.75% Floor	01/02/31	290	265	273	(9)(21)(22)(30)
	First Lien Secured Debt - Revolver	SOFR+450, 0.75% Floor	01/02/31	385	354	373	(9)(21)(22)(30)
					9,701	9,808
American Restoration
American Restoration Holdings, LLC	First Lien Secured Debt - Term Loan	SOFR+510, 1.00% Floor	07/24/30	6,415	6,302	6,383	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+510, 1.00% Floor	07/24/30	9,858	9,728	9,775	(9)(21)(22)(30)
	First Lien Secured Debt - Revolver	SOFR+510, 1.00% Floor	07/24/30	1,782	1,753	1,773	(9)(22)(30)
					17,783	17,931
Core Roofing
CRS Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	06/06/30	1,903	1,872	1,879	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	06/06/30	—	(56)	(88)	(8)(9)(21)(22)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	06/06/30	—	(15)	(12)	(8)(9)(20)(21) (22)
					1,801	1,779
Kauffman
Kauffman Holdco, LLC	Common Equity - Common Stock	N/A	N/A	250,000 Shares	250	—	(9)(13)
Kauffman Intermediate, LLC	First Lien Secured Debt - Term Loan	10.6%	09/30/26	17,401	16,914	10,649	(9)(14)
	First Lien Secured Debt - Revolver	10.6%	09/30/26	1,307	1,245	800	(9)(14)(22)
					18,409	11,449

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
Renovo
HomeRenew Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+650 PIK, 2.50% Floor	04/14/30	3,282	3,282	3,282	(9)(30)
	First Lien Secured Debt - Term Loan	SOFR+800 PIK, 2.50% Floor	04/14/30	1,387	1,387	1,387	(9)(30)
Renovo Home Partners	Preferred Equity - Preferred Equity	N/A	N/A	11,768 Shares	4,344	3,253	(9)(13)(23)
	Common Equity - Common Stock	N/A	N/A	10,696 Shares	—	—	(9)(13)(23)
					9,013	7,922
Traffic Management Solutions, LLC
Traffic Management Solutions, LLC	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	11/26/30	7,323	7,225	7,257	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	11/26/30	3,247	3,201	3,217	(9)(21)(22)(30)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	11/26/30	—	(19)	(13)	(8)(9)(21)(22)
					10,407	10,461
Trench Plate
Trench Plate Rental Co.	First Lien Secured Debt - Term Loan	SOFR+560, 1.00% Floor	12/04/28	17,591	17,455	17,415	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+560, 1.00% Floor	12/04/28	800	788	782	(9)(20)(21)(22) (30)
Trench Safety Solutions Holdings, LLC	Preferred Equity - Preferred Equity	N/A	N/A	40 Shares	4	8	(9)(13)(23)
	Common Equity - Common Stock	N/A	N/A	331 Shares	50	45	(9)(13)
					18,297	18,250
		Total Construction & Engineering			$85,411	$77,600
Consumer Staples Distribution & Retail
3D Protein
Protein For Pets Opco, LLC	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	09/20/30	$8,496	$8,358	$8,326	(9)(29)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	09/20/30	242	229	224	(9)(21)(29)
					8,587	8,550
Turkey Hill
IC Holdings LLC	Common Equity - Series A Units	N/A	N/A	169 Shares	169	—	(9)(13)
THLP CO. LLC	First Lien Secured Debt - Term Loan	SOFR+600, 1.00% Floor	01/31/28	27,573	27,509	27,174	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	01/31/28	2,255	2,249	2,188	(9)(22)(30)
					29,927	29,362
		Total Consumer Staples Distribution & Retail			$38,514	$37,912

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
Containers & Packaging
Berry Tapes & Adhesives
Vybond Buyer, LLC	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	02/03/32	$17,290	$17,041	$17,161	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 0.75% Floor	02/03/32	—	(30)	(33)	(8)(9)(21)(22)
	First Lien Secured Debt - Revolver	SOFR+500, 0.75% Floor	02/03/32	—	(45)	(25)	(8)(9)(21)(22)
					16,966	17,103
MSI Express, Inc.
NCP-MSI Buyer	First Lien Secured Debt - Term Loan	SOFR+450, 0.75% Floor	03/24/31	5,819	5,751	5,746	(9)(29)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 0.75% Floor	03/24/31	—	(9)	(19)	(8)(9)(21)(22)
	First Lien Secured Debt - Revolver	SOFR+375, 0.75% Floor	03/24/31	1,575	1,544	1,542	(9)(21)(22)(29) (30)
					7,286	7,269
Truvant
NPPI Buyer, LLC	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	08/20/29	21,884	21,591	21,720	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	08/20/29	—	(28)	(36)	(8)(9)(21)(22)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	08/20/29	—	(37)	(24)	(8)(9)(21)(22)
					21,526	21,660
		Total Containers & Packaging			$45,778	$46,032
Diversified Consumer Services
Accelerate Learning
Eagle Purchaser, Inc.	First Lien Secured Debt - Term Loan	SOFR+250 Cash plus 4.75% PIK, 1.00% Floor	03/22/30	$3,945	$3,868	$3,867	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+250 Cash plus 4.75% PIK, 1.00% Floor	03/22/29	677	664	666	(9)(22)(30)
					4,532	4,533
Clarus Commerce
Marlin DTC-LS Midco 2, LLC	First Lien Secured Debt - Term Loan	SOFR+660, 1.00% Floor	07/01/26	20,510	20,454	20,509	(29)
	First Lien Secured Debt - Revolver	SOFR+660, 1.00% Floor	07/01/26	—	(2)	—	(21)(22)
					20,452	20,509

Club Car Wash
Club Car Wash Operating, LLC	First Lien Secured Debt - Term Loan	SOFR+565, 1.00% Floor	06/16/27	12,463	12,389	12,383	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+565, 1.00% Floor	06/16/27	24,258	24,023	24,104	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+615, 1.00% Floor	06/16/27	—	(10)	(10)	(8)(9)(21)(22)
					36,402	36,477

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
Excelligence
Excelligence Learning Corporation	First Lien Secured Debt - Term Loan	SOFR+575, 1.00% Floor	01/18/30	15,301	15,029	14,919	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+575, 1.00% Floor	01/18/30	370	330	308	(9)(20)(21)(22) (30)
					15,359	15,227
Gateway Services
Gateway US Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	09/22/28	12,574	12,534	12,511	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 0.75% Floor	09/22/28	603	594	596	(9)(21)(22)(30)
	First Lien Secured Debt - Revolver	SOFR+475, 0.75% Floor	09/22/28	—	(1)	(2)	(8)(9)(21)(22)
					13,127	13,105
Go Car Wash
Go Car Wash Management Corp.	First Lien Secured Debt - Term Loan	SOFR+585, 1.00% Floor	12/31/26	1,587	1,581	1,560	(9)(29)
	First Lien Secured Debt - Delayed Draw	SOFR+585, 1.00% Floor	12/31/26	9,246	9,199	9,083	(9)(29)
	First Lien Secured Debt - Revolver	SOFR+585, 1.00% Floor	12/31/26	—	—	(7)	(8)(9)(21)(22)
					10,780	10,636
Legacy.com
Lotus Topco Inc.	First Lien Secured Debt - Term Loan	SOFR+475, 1.00% Floor	06/07/30	5,237	5,167	5,159	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 1.00% Floor	06/07/30	368	359	346	(9)(21)(22)(30)
	First Lien Secured Debt - Revolver	SOFR+475, 1.00% Floor	06/07/30	—	(7)	(9)	(8)(9)(21)(22)
					5,519	5,496
Mariani
CI (MG) GROUP, LLC	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	03/27/30	18,926	18,656	18,678	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+550, 1.00% Floor	03/27/30	1,155	1,086	1,038	(9)(21)(22)(30)
	First Lien Secured Debt - Revolver	SOFR+550, 1.00% Floor	03/27/30	973	945	946	(9)(21)(22)(30)
					20,687	20,662
Regis
Regis Corporation	First Lien Secured Debt - Term Loan	SOFR+450, 2.50% Floor	06/24/29	6,659	6,542	6,559	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+450, 2.50% Floor	06/24/29	172	109	109	(9)(20)(21)(22) (30)
					6,651	6,668

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
SEV
SEV Intermediate Holdco, LLC	First Lien Secured Debt - Term Loan	SOFR+525, 0.75% Floor	06/21/30	8,229	8,092	8,085	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+525, 0.75% Floor	06/21/30	658	634	629	(9)(21)(22)(30)
					8,726	8,714
Team Car Wash
TCW Midco LLC	First Lien Secured Debt - Term Loan	SOFR+575, 1.00% Floor	10/22/29	4,963	4,920	4,913	(9)(29)
	First Lien Secured Debt - Delayed Draw	SOFR+575, 1.00% Floor	10/22/29	4,411	4,349	4,341	(9)(21)(22)(29) (30)
	First Lien Secured Debt - Revolver	SOFR+575, 1.00% Floor	10/22/29	—	(7)	(8)	(8)(9)(21)(22)
					9,262	9,246
Ultra Clean Newco
Ultra Clean Holdco LLC	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	07/01/30	2,469	2,429	2,426	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	07/01/30	5,491	5,371	5,298	(9)(21)(22)(30)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	07/01/30	—	(20)	(25)	(8)(9)(21)(22)
					7,780	7,699
US Legal Support
US Legal Support Investment Holdings, LLC	Common Equity - Series A-1 Units	N/A	N/A	631,972 Shares	632	1,270	(9)(13)
USLS Acquisition, Inc.	First Lien Secured Debt - Term Loan	SOFR+590, 1.00% Floor	05/31/26	28,148	28,061	28,094	(9)(30)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+590, 1.00% Floor	05/31/26	5,526	5,509	5,511	(9)(21)(22)(30)
	First Lien Secured Debt - Revolver	SOFR+590, 1.00% Floor	05/31/26	603	600	600	(9)(21)(22)(29) (30)
					34,802	35,475
Village Pet Care
Village Pet Care, LLC	First Lien Secured Debt - Term Loan	SOFR+650, 1.00% Floor	09/22/29	1,500	1,478	1,470	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+650, 1.00% Floor	09/22/29	1,050	1,012	950	(9)(21)(22)(30)
	First Lien Secured Debt - Revolver	SOFR+650, 1.00% Floor	09/22/29	803	789	783	(9)(21)(22)(30)
					3,279	3,203
		Total Diversified Consumer Services			$197,358	$197,650
Diversified Telecommunication Services
Cablevision Systems
CSC Holdings, LLC	First Lien Secured Debt - Term Loan	SOFR+450, 0.00% Floor	01/18/28	$976	$954	$972	(10)(17)(29)
	First Lien Secured Debt - Revolver	SOFR+225, 0.00% Floor	07/13/27	86	67	78	(10)(17)(21)(22) (29)
	Unsecured Debt - Corporate Bond	4.13%	12/01/30	2,000	1,464	1,310	(10)(17)
		Total Diversified Telecommunication Services			$2,485	$2,360

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)		Cost (37)	Fair Value (1)(38)
Electric Utilities
Dynagrid
Megavolt Borrower, LLC	First Lien Secured Debt - Term Loan	SOFR+475, 1.00% Floor	02/13/32		$4,156	$4,079	$4,125	(9)(30)
		Total Electric Utilities				$4,079	$4,125
Electrical Equipment
Brush Group
Brush Group Bidco Limited	First Lien Secured Debt - Term Loan	SON+500, 0.00% Floor	07/30/31		£6,000	$7,831	$7,947	(9)(17)(28)
	First Lien Secured Debt - Revolver	SON+500, 0.00% Floor	07/30/31		£—	(29)	(30)	(8)(9)(17)(21) (22)
						7,802	7,917
Generator Buyer, Inc.
Generator Buyer, Inc.	First Lien Secured Debt - Term Loan	CORRA+525, 0.75% Floor	07/22/30	C$	12,158	8,707	8,625	(9)(17)(33)
	First Lien Secured Debt - Term Loan	SOFR+525, 0.75% Floor	07/22/30		3,837	3,779	3,818	(9)(17)(30)
	First Lien Secured Debt - Delayed Draw	CORRA+525, 0.75% Floor	07/22/30	C$	2,193	1,574	1,544	(9)(17)(21)(22) (33)
	First Lien Secured Debt - Revolver	CORRA+525, 0.75% Floor	07/22/30	C$	280	186	185	(9)(17)(21)(22) (33)
						14,246	14,172
International Wire Group
IW Buyer LLC	First Lien Secured Debt - Term Loan	SOFR+510, 1.00% Floor	06/28/29		13,554	13,410	13,419	(9)(29)(30)
	First Lien Secured Debt - Revolver	SOFR+510, 1.00% Floor	06/28/29		56	49	52	(9)(20)(21)(22) (29)
						13,459	13,471
US MetalCo Holdings
US MetalCo Holdings LLC	First Lien Secured Debt - Term Loan	SOFR+450, 1.00% Floor	10/31/29		13,509	13,251	13,509	(9)(29)
	First Lien Secured Debt - Revolver	SOFR+450, 1.00% Floor	10/31/29		—	(23)	—	(9)(21)(22)
						13,228	13,509
		Total Electrical Equipment				$48,735	$49,069
Electronic Equipment, Instruments & Components
AVAD, LLC
Surf Opco, LLC (4)	First Lien Secured Debt - Term Loan	SOFR+411, 1.00% Floor	09/10/26		$9,517	$14,456	$9,480	(9)(29)
	First Lien Secured Debt - Revolver	SOFR+411, 1.00% Floor	09/10/26		20,142	20,142	20,074	(9)(21)(22)(29)
	Preferred Equity - Class P-1 Preferred	N/A	N/A		13,195 Shares	1,713	2,350	(9)(13)(16)(23)
	Common Equity - Class A-1 Common	N/A	N/A		5,000 Shares	—	65	(9)(13)(16)(23)
						36,311	31,969

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
Evolv Technologies
Evolv Technologies Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+525, 2.00% Floor	07/01/30	6,000	5,942	5,940	(9)(29)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 2.00% Floor	07/01/30	—	(58)	(60)	(8)(9)(22)
	First Lien Secured Debt - Revolver	SOFR+525, 2.00% Floor	07/01/30	—	(29)	(30)	(8)(9)(21)(22)
					5,855	5,850
Pro Vigil
Pro-Vigil Holding Company, LLC	First Lien Secured Debt - Term Loan	SOFR+585 Cash plus 2.75% PIK, 1.00% Floor	06/30/26	7,640	7,607	7,431	(9)(30)
	First Lien Secured Debt - Term Loan	SOFR+575 Cash plus 2.75% PIK, 1.00% Floor	06/30/26	2,022	2,022	1,967	(9)(29)
	First Lien Secured Debt - Delayed Draw	SOFR+585 Cash plus 2.75% PIK, 1.00% Floor	06/30/26	21,875	21,827	21,278	(9)(30)
					31,456	30,676
Wolfspeed
Wolfspeed Inc	First Lien Secured Debt - Corporate Bond	9.88% Cash plus 4.00% PIK	06/23/30	9,235	8,972	9,864	(9)(10)(17)
		Total Electronic Equipment, Instruments & Components			$82,594	$78,359
Energy Equipment & Services
Camin Cargo
Camin Cargo Control Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	12/07/29	$983	$966	$973	(9)(29)
	First Lien Secured Debt - Delayed Draw	SOFR+550, 1.00% Floor	12/07/29	877	845	846	(9)(21)(22)(30)
	First Lien Secured Debt - Revolver	SOFR+550, 1.00% Floor	12/07/29	737	718	728	(9)(21)(22)(27) (30)
		Total Energy Equipment & Services			$2,529	$2,547
Entertainment
DHX
WildBrain Ltd.	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	07/23/29	$13,257	$13,016	$13,091	(9)(17)(30)
	First Lien Secured Debt - Revolver	SOFR+550, 1.00% Floor	07/23/29	578	556	560	(9)(17)(21)(22) (30)
					13,572	13,651
Shout Factory
Shout! Factory LLC	First Lien Secured Debt - Term Loan	SOFR+525, 0.75% Floor	06/30/31	13,337	13,142	13,137	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+525, 0.75% Floor	06/30/31	276	253	253	(9)(21)(22)(30)
					13,395	13,390
		Total Entertainment			$26,967	$27,041

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
Financial Services
AML Rightsource
Gabriel Partners, LLC	First Lien Secured Debt - Term Loan	SOFR+195 Cash plus 4.45% PIK, 1.00% Floor	09/21/26	$30,398	$30,259	$29,638	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+195 Cash plus 4.45% PIK, 1.00% Floor	09/21/26	1,289	1,283	1,256	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+195 Cash plus 4.45% PIK, 1.00% Floor	09/21/26	678	675	661	(9)(22)(30)
					32,217	31,555
Definiti LLC
Greylock Holdings LLC	Common Equity - Common Stock	N/A	N/A	100,000 Shares	100	102	(9)(13)
RHI Acquisition LLC	First Lien Secured Debt - Term Loan	SOFR+575, 1.00% Floor	03/16/29	5,939	5,820	5,850	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+575, 1.00% Floor	03/16/29	1,477	1,438	1,430	(9)(21)(22)(31)
	First Lien Secured Debt - Revolver	SOFR+575, 1.00% Floor	03/16/29	—	(12)	(10)	(8)(9)(21)(22)
					7,346	7,372
Golden Bear
Golden Bear 2016-R, LLC (4)	Structured Products and Other - Membership Interests	N/A	09/20/42	N/A	14,012	8,153	(3)(17)
Lending Point
LendingPoint, LLC	First Lien Secured Debt - Term Loan	9%	12/31/27	39,063	38,450	31,160	(9)(14)
	First Lien Secured Debt - Term Loan	0.00%	12/31/27	3,719	3,365	2,967	(9)(14)
LendingPoint 2018-1 Funding Trust	First Lien Secured Debt - Delayed Draw	SOFR+300, 1.00% Floor	12/31/27	4,929	4,929	4,785	(9)(21)(22)(30)
	First Lien Secured Debt - Revolver	SOFR+300, 1.00% Floor	12/31/27	5,395	5,395	5,281	(9)(21)(22)(30)
					52,139	44,193
Nexity
Evoriel	First Lien Secured Debt - Term Loan	EURIBOR+525, 0.00% Floor	04/02/31	€2,283	2,443	2,666	(9)(17)(34)
	First Lien Secured Debt - Delayed Draw	EURIBOR+525, 0.00% Floor	04/02/31	€1,096	1,167	1,279	(9)(17)(21)(22) (34)
					3,610	3,945
Origami Opportunities Fund III
Origami Opportunities Fund III, L.P.	First Lien Secured Debt - Term Loan	SOFR+625, 2.00% Floor	10/25/27	6,647	6,576	6,564	(9)(17)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+625, 2.00% Floor	10/25/27	1,808	1,785	1,780	(9)(17)(21)(22) (30)
					8,361	8,344

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
PMA
PMA Parent Holdings, LLC	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	01/31/31	13,978	13,848	13,838	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+475, 0.75% Floor	01/31/31	—	(9)	(10)	(8)(9)(21)(22)
					13,839	13,828
Purchasing Power, LLC
Purchasing Power Funding I, LLC	First Lien Secured Debt - Revolver	SOFR+710, 0.00% Floor	02/26/27	1,488	1,488	1,488	(9)(21)(22)(29)
Renew Financial LLC (f/k/a Renewable Funding, LLC)
AIC SPV Holdings II, LLC	Preferred Equity - Preferred Stock	N/A	N/A	534,375 Shares	534	454	(13)(15)(16)(17)
Renew Financial LLC (f/k/a Renewable Funding, LLC)	Common Equity - Common Stock	N/A	N/A	1,368,286 Shares	16,813	68	(13)(17)
Renew JV LLC	Common Equity - Membership Interests	N/A	N/A	174,899 Shares	175	348	(13)(17)
					17,522	870
Stretto
Stretto, Inc.	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	10/13/28	11,100	11,058	10,934	(9)(30)
US Auto
Auto Pool 2023 Trust (Del. Stat. Trust) (4)	Structured Products and Other - Membership Interests	N/A	02/28/29	N/A	19,992	11,108	(9)(13)(24)
		Total Financial Services			$181,584	$141,790
Food Products
Amylu Foods
Amylu Borrower Sub, LLC	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	06/10/31	$10,938	$10,831	$10,828	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 0.75% Floor	06/10/31	—	(9)	(19)	(8)(9)(21)(22)
	First Lien Secured Debt - Revolver	SOFR+500, 0.75% Floor	06/10/31	156	135	134	(9)(21)(22)(30)
					10,957	10,943
Berner Foods
Berner Food & Beverage, LLC	First Lien Secured Debt - Term Loan	SOFR+665, 1.00% Floor	07/30/27	34,038	33,722	33,356	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+665, 1.00% Floor	07/30/27	1,383	1,371	1,340	(9)(21)(22)(30)
					35,093	34,696

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
Bolthouse Farms
Wm. Bolthouse Farms, Inc.	Common Equity - Equity Interests	N/A	N/A	1,369,301 Shares	1,460	1,493	(13)
Hive
FCP-Hive Holdings, LLC	Preferred Equity - Preferred Equity	N/A	N/A	589 Shares	448	425	(9)(13)
	Common Equity - Common Stock	N/A	N/A	589 Shares	3	—	(9)(13)
Hive Intermediate, LLC	First Lien Secured Debt - Term Loan	SOFR+560, 1.00% Floor	09/22/27	14,126	14,022	14,126	(9)(29)
	First Lien Secured Debt - Revolver	SOFR+560, 1.00% Floor	09/22/27	425	409	425	(9)(21)(22)(29) (30)
					14,882	14,976
Nutpods
Green Grass Foods, Inc.	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	12/26/29	3,684	3,628	3,675	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	12/26/29	—	(18)	(3)	(8)(9)(21)(22)
Nutpods Holdings, Inc.	Common Equity - Common Stock	N/A	N/A	125 Shares	125	105	(9)(13)
					3,735	3,777
Patriot Pickle
Patriot Foods Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	12/24/29	246	242	243	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	12/22/29	—	(3)	(5)	(8)(9)(21)(22)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	12/22/29	—	(4)	(2)	(8)(9)(21)(22)
					235	236
		Total Food Products			$66,362	$66,121
Ground Transportation
Bird Rides
Blue Jay Transit Inc. (4)	First Lien Secured Debt - Term Loan	SOFR+500 Cash plus 7.00% PIK, 1.00% Floor	03/22/28	$20,272	$20,069	$20,272	(9)(29)
	First Lien Secured Debt - Term Loan	SOFR+500 Cash plus 7.00% PIK, 1.00% Floor	07/31/26	2,616	2,616	2,616	(9)(29)
Third Lane Mobility Inc. (4)	Common Equity - Common Stock	N/A	N/A	5,012,171 Shares	722	714	(9)(13)(23)
	Warrants - Warrants			970,252 Shares	—	23	(9)(13)
					23,407	23,625
Boasso
Channelside AcquisitionCo, Inc. (fka Gruden Acquisition, Inc.)	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	06/30/28	3,516	3,509	3,507	(9)(29)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 0.75% Floor	06/30/28	—	—	—	(9)(21)(22)
	First Lien Secured Debt - Revolver	SOFR+475, 0.75% Floor	03/31/28	—	(1)	(1)	(8)(9)(20)(21) (22)
					3,508	3,506

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
Heniff and Superior
Heniff Holdco, LLC	First Lien Secured Debt - Term Loan	SOFR+610, 1.00% Floor	12/03/26	28,317	28,173	27,963	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+610, 1.00% Floor	12/03/26	3,369	3,364	3,320	(9)(21)(22)(29)
					31,537	31,283
Olympus Terminals
Olympus Terminals Holdco II LLC	First Lien Secured Debt - Term Loan	SOFR+525, 0.75% Floor	12/17/30	18,488	18,152	18,244	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 0.75% Floor	12/17/30	—	(61)	(45)	(8)(9)(21)(22)
	First Lien Secured Debt - Revolver	SOFR+525, 0.75% Floor	12/17/30	—	(52)	(39)	(8)(9)(21)(22)
					18,039	18,160
		Total Ground Transportation			$76,491	$76,574
Health Care Equipment & Supplies
Capsa Healthcare
CSHC Buyerco, LLC	First Lien Secured Debt - Term Loan	SOFR+485, 1.00% Floor	09/08/26	$10,274	$10,187	$10,188	(9)(30)
Carestream Health
Carestream Health Holdings, Inc.	Common Equity - Common Stock	N/A	N/A	173,887 Shares	1,426	1,043	(13)(17)
Carestream Health, Inc.	First Lien Secured Debt - Term Loan	SOFR+760, 1.00% Floor	09/30/27	163	151	83	(10)(17)(30)
					1,577	1,126
Cerus
Cerus Corporation	First Lien Secured Debt - Term Loan	SOFR+660, 1.80% Floor	03/01/28	12,000	11,982	12,000	(9)(17)(29)
	First Lien Secured Debt - Delayed Draw	SOFR+660, 1.80% Floor	03/01/28	4,500	4,494	4,500	(9)(17)(29)
	First Lien Secured Debt - Delayed Draw	SOFR+660, 1.00% Floor	03/01/28	3,000	2,985	3,000	(9)(17)(22)(29)
	First Lien Secured Debt - Revolver	SOFR+560 Cash plus 1.00% PIK, 1.00% Floor	03/01/28	956	955	956	(9)(17)(21)(22) (29)
					20,416	20,456
Compass Health
Roscoe Medical, Inc	First Lien Secured Debt - Term Loan	10%	04/11/25	7,372	6,915	6,193	(9)(14)(19)
	First Lien Secured Debt - Revolver	10%	04/11/25	164	129	33	(9)(14)(19)(22)
					7,044	6,226
Dr. Scholl's
DRS Holdings III, Inc.	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	11/01/28	23,658	23,554	23,539	(9)(29)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	11/01/28	—	(6)	(7)	(8)(9)(21)(22)
					23,548	23,532

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
Medical Guardian
Medical Guardian, LLC	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	04/26/28	30,822	30,633	30,819	(9)(29)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	04/26/28	4,702	4,662	4,702	(9)(29)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	04/26/28	381	362	381	(9)(21)(22)(29) (30)
					35,657	35,902
Natus Sensory
Natus Sensory, Inc.	First Lien Secured Debt - Term Loan	SOFR+525, 0.75% Floor	01/07/31	10,626	10,482	10,405	(9)(30)
	First Lien Secured Debt - Term Loan	EURIBOR+525, 0.00% Floor	01/07/31	€2,556	2,608	2,936	(9)(34)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 0.75% Floor	01/07/31	—	(18)	(58)	(8)(9)(21)(22)
	First Lien Secured Debt - Revolver	SOFR+525, 0.75% Floor	01/07/31	—	(18)	(29)	(8)(9)(21)(22)
					13,054	13,254
NeuroPace
NeuroPace, Inc.	First Lien Secured Debt - Term Loan	SOFR+550, 2.00% Floor	05/27/30	20,000	19,903	19,900	(9)(17)(29)
	First Lien Secured Debt - Revolver	SOFR+375, 2.00% Floor	05/27/30	—	(7)	(7)	(8)(9)(17)(21) (22)(29)
					19,896	19,893
Project Titan
Titan Luxco I SARL	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	06/12/32	6,044	5,986	5,984	(9)(31)
	First Lien Secured Debt - Term Loan	EURIBOR+500, 0.75% Floor	06/12/32	€1,178	1,351	1,368	(9)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 0.75% Floor	06/12/32	—	(8)	(17)	(8)(9)(21)(22)
	First Lien Secured Debt - Revolver	SOFR+500, 0.75% Floor	06/12/31	278	270	270	(9)(21)(22)(30)
	First Lien Secured Debt - Revolver	EURIBOR+500, 0.75% Floor	06/12/31	€111	128	127	(9)(21)(22)(35)
					7,727	7,732
Treace
Treace Medical Concepts, Inc.	First Lien Secured Debt - Term Loan	SOFR+610, 1.00% Floor	04/01/27	14,583	14,556	14,583	(9)(17)(26)(29)
	First Lien Secured Debt - Revolver	SOFR+410, 1.00% Floor	04/01/27	400	395	400	(9)(17)(21)(22) (26)(29)
					14,951	14,983
		Total Health Care Equipment & Supplies			$154,057	$153,292

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
Health Care Providers & Services
Alcami
Alcami Corporation	First Lien Secured Debt - Term Loan	SOFR+710, 1.00% Floor	12/21/28	$7,993	$7,824	$7,873	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+710, 1.00% Floor	12/21/28	588	576	579	(9)(29)
	First Lien Secured Debt - Revolver	SOFR+710, 1.00% Floor	12/21/28	—	(21)	(16)	(8)(9)(21)(22)
					8,379	8,436
All Star
All Star Recruiting Locums, LLC	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	05/01/30	7,383	7,263	7,346	(9)(29)
	First Lien Secured Debt - Delayed Draw	SOFR+550, 1.00% Floor	05/01/30	1,735	1,690	1,715	(9)(21)(22)(29)
	First Lien Secured Debt - Revolver	SOFR+550, 1.00% Floor	05/01/30	326	306	320	(9)(21)(22)(29)
					9,259	9,381
Allied Benefit Systems
Allied Benefit Systems Intermediate LLC	First Lien Secured Debt - Term Loan	SOFR+525, 0.75% Floor	10/31/30	5,829	5,829	5,829	(9)(29)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 0.75% Floor	10/31/30	1,069	1,062	1,069	(9)(29)
					6,891	6,898
Amplity
Amplity Parent, Inc.	First Lien Secured Debt - Term Loan	12.6%	01/31/27	26,468	25,910	20,574	(9)(14)
	First Lien Secured Debt - Revolver	SOFR+1260, 1.00% Floor	01/31/27	2,189	2,067	2,042	(9)(21)(22)(30)
	First Lien Secured Debt - Revolver	12.6%	01/31/27	1,480	1,436	1,035	(9)(14)(22)
					29,413	23,651
Cato Research
LS Clinical Services Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR + 725 (Inclusive of 10.25% PIK), 1.00% Floor	12/16/29	15,973	15,813	14,785	(9)(30)
	First Lien Secured Debt - Revolver	SOFR + 725 (Inclusive of 10.25% PIK), 1.00% Floor	06/16/29	1,730	1,708	1,599	(9)(21)(22)(30)
					17,521	16,384
CNSI
Acentra Holdings, LLC (fka CNSI Holdings, LLC)	First Lien Secured Debt - Term Loan	SOFR+550, 0.50% Floor	12/17/29	17,505	17,091	17,417	(9)(30)
	First Lien Secured Debt - Term Loan	SOFR+575, 0.50% Floor	12/17/29	3,930	3,887	3,930	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+550, 0.50% Floor	12/17/29	—	(43)	(10)	(8)(9)(21)(22)
					20,935	21,337

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
EmpiRx
EmpiRx Health LLC	First Lien Secured Debt - Term Loan	SOFR+510, 1.00% Floor	08/05/27	8,750	8,679	8,750	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+510, 1.00% Floor	08/05/27	—	(6)	—	(9)(21)(22)
					8,673	8,750
ExactCare
ExactCare Parent, Inc.	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	11/05/29	17,762	17,351	17,762	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+550, 1.00% Floor	11/05/29	—	(37)	—	(9)(21)(22)
					17,314	17,762
Ingenovis Health
Ingenovis Health, Inc. (CCRR Parent Inc)	First Lien Secured Debt - Term Loan	8%	03/06/28	3,831	3,432	1,305	(10)(14)
KCF Puerto Rico, LLC
KCF Puerto Rico, LLC	Secured Debt - Promissory Note	N/A	06/28/28	1,697	846	814	(17)
KureSmart
Clearway Corporation (f/k/a NP/Clearway Holdings, Inc.)	Common Equity - Common Stock	N/A	N/A	133 Shares	133	280	(9)(13)
Kure Pain Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+560, 1.00% Floor	08/30/30	17,981	17,960	17,972	(9)(29)
	First Lien Secured Debt - Term Loan	SOFR+560, 1.00% Floor	08/31/30	4,189	4,151	4,187	(9)(29)
	First Lien Secured Debt - Revolver	SOFR+510, 1.00% Floor	08/30/30	175	135	135	(9)(21)(22)(30)
	First Lien Secured Debt - Revolver	SOFR+560, 1.00% Floor	08/30/30	—	(5)	—	(9)(22)(29)
					22,374	22,574
LucidHealth
Premier Imaging, LLC	First Lien Secured Debt - Term Loan	SOFR+282 Cash plus 3.44% PIK, 1.00% Floor	03/31/26	7,300	7,287	6,205	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+282 Cash plus 3.44% PIK, 1.00% Floor	03/31/26	1,964	1,895	1,669	(9)(30)
					9,182	7,874
Maxor National Pharmacy Services, LLC
Maxor Acquisition, Inc.	First Lien Secured Debt - Term Loan	SOFR+610, 1.00% Floor	03/01/29	9,925	9,841	9,851	(9)(29)
Maxor National Pharmacy Services, LLC	First Lien Secured Debt - Term Loan	SOFR+610, 1.00% Floor	03/01/29	13,084	12,813	12,986	(9)(29)
	First Lien Secured Debt - Revolver	SOFR+610, 1.00% Floor	03/01/29	—	(26)	(11)	(8)(9)(21)(22)
Maxor Topco, L.P.	Preferred Equity - Preferred Equity	N/A	N/A	50,000 Shares	50	83	(9)(13)
					22,678	22,909

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
Midwest Vision
Midwest Vision Partners Management, LLC	First Lien Secured Debt - Term Loan	SOFR+100 Cash plus 5.75% PIK, 1.00% Floor	01/12/28	21,589	21,403	21,319	(9)(30)
	First Lien Secured Debt - Term Loan	SOFR+650 PIK, 1% Floor	01/12/28	1,127	1,117	879	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+100 Cash plus 5.75% PIK, 1.00% Floor	01/12/28	630	625	611	(9)(22)(30)
					23,145	22,809
Omega Healthcare
OMH-Healthedge Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+425, 1.00% Floor	04/01/30	11,958	11,948	11,958	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+425, 1.00% Floor	04/01/30	—	(1)	—	(9)(21)(22)
					11,947	11,958
Rarebreed
Rarebreed Veterinary Partners, Inc.	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	04/18/30	4,205	4,137	4,142	(9)(29)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	04/18/30	13,871	13,671	13,596	(9)(21)(22)(29)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	04/18/30	—	(15)	(14)	(8)(9)(21)(22)
					17,793	17,724
RHA Health Services
Pace Health Companies, LLC	First Lien Secured Debt - Term Loan	SOFR+565, 1.00% Floor	08/02/27	1,379	1,371	1,371	(9)(30)
	First Lien Secured Debt - Term Loan	SOFR+540, 1.00% Floor	08/02/27	460	459	456	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+540, 1.00% Floor	08/02/27	3,401	3,354	3,333	(9)(21)(22)(30)
	First Lien Secured Debt - Revolver	SOFR+540, 1.00% Floor	08/02/27	—	(26)	(5)	(8)(9)(20)(21) (22)
					5,158	5,155
Team Select
TS Investors, LLC	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	05/04/29	13,683	13,504	13,615	(9)(29)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	05/04/29	183	114	114	(9)(21)(22)(29)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	05/04/29	—	(20)	(9)	(8)(9)(21)(22)
					13,598	13,720
Thomas Scientific
BSP-TS, LP	Preferred Equity - Preferred Equity	N/A	N/A	30 Shares	25	32	(9)(13)(23)
	Common Equity - Common Stock	N/A	N/A	185 Shares	185	18	(9)(13)
Thomas Scientific, LLC	First Lien Secured Debt - Term Loan	SOFR+340 Cash plus 4.25% PIK, 1.00% Floor	12/14/27	32,473	32,180	31,298	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+340 Cash plus 4.25% PIK, 1.00% Floor	12/14/27	2,297	2,274	2,190	(9)(21)(22)(30)
					34,664	33,538

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
WellDyneRx, LLC
WelldyneRX, LLC	First Lien Secured Debt - Term Loan	SOFR+685, 0.75% Floor	03/09/27	17,444	17,286	17,313	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+685, 0.75% Floor	03/09/26	—	(4)	(5)	(8)(9)(21)(22)
					17,282	17,308
		Total Health Care Providers & Services			$300,484	$290,287
Health Care Technology
Arcadia Solutions
Arcadia Solutions, Inc.	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	08/12/32	$10,714	$10,609	$10,607	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+550, 1.00% Floor	08/12/32	—	(18)	(18)	(8)(9)(21)(22)
					10,591	10,589
Gainwell
Gainwell Acquisition Corp. (Milano Acquisition Corp)	First Lien Secured Debt - Term Loan	SOFR+400, 0.75% Floor	10/01/27	16,647	15,969	16,414	(10)(30)
Inovalon
Inovalon Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+286 Cash plus 2.75% PIK, 0.75% Floor	11/24/28	6,257	6,181	5,991	(29)
	Second Lien Secured Debt - Term Loan	SOFR+861 PIK, 0.75% Floor	11/25/33	94	90	72	(29)
					6,271	6,063
Merative
Merative L.P.	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	09/30/32	4,118	4,097	4,097	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 0.75% Floor	09/30/32	—	(1)	(2)	(8)(9)(21)(22)
	First Lien Secured Debt - Revolver	SOFR+475, 0.75% Floor	09/30/32	—	(2)	(2)	(8)(9)(21)(22)
					4,094	4,093
MRO Parent Corporation
MRO Parent Corporation	First Lien Secured Debt - Term Loan	SOFR+450, 0.75% Floor	06/09/32	4,259	4,197	4,195	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+450, 0.75% Floor	06/09/32	—	(3)	(6)	(8)(9)(21)(22)
	First Lien Secured Debt - Revolver	SOFR+450, 0.75% Floor	06/09/32	—	(5)	(6)	(8)(9)(21)(22)
					4,189	4,183
TELA Bio, Inc.
TELA Bio, Inc.	First Lien Secured Debt - Term Loan	SOFR+635, 1.00% Floor	05/01/27	13,333	13,307	13,333	(9)(29)
	First Lien Secured Debt - Delayed Draw	SOFR+635, 1.00% Floor	05/01/27	—	(2)	—	(9)(22)
					13,305	13,333
		Total Health Care Technology			$54,419	$54,675

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
Hotels, Restaurants & Leisure
CircusTrix
CircusTrix Holdings LLC	First Lien Secured Debt - Term Loan	SOFR+675, 1.00% Floor	07/18/28	$980	$964	$965	(9)(29)
	First Lien Secured Debt - Delayed Draw	SOFR+675, 1.00% Floor	07/18/28	6,969	6,851	6,864	(9)(29)(30)
	First Lien Secured Debt - Revolver	SOFR+675, 1.00% Floor	07/18/28	—	(15)	(15)	(8)(9)(21)(22)
					7,800	7,814
Crumbl
Crumbl Enterprises LLC	First Lien Secured Debt - Term Loan	SOFR+450, 0.75% Floor	05/05/32	9,236	9,148	9,144	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+450, 0.75% Floor	05/05/32	120	113	113	(9)(21)(22)(30)
					9,261	9,257
Guernsey
Guernsey Holdings SDI LA LLC	First Lien Secured Debt - Term Loan	6.95%	11/18/26	1,588	1,583	1,552	(9)
	First Lien Secured Debt - Delayed Draw	SOFR+550, 1.00% Floor	11/18/26	—	—	—	(9)(30)
					1,583	1,552
International Cruise & Excursion Gallery, Inc.
Arrivia, Inc. (International Cruise & Excursion Gallery, Inc) (4)	First Lien Secured Debt - Term Loan	SOFR+600, 1.00% Floor	12/31/28	4,012	8,739	3,959	(30)
	Common Equity - Membership Interests	N/A	N/A	531,312 Shares	4,740	2,517	(13)(23)
					13,479	6,476
Munson
Munson Buffalo Restaurant Group LLC	First Lien Secured Debt - Term Loan	11%	05/31/29	3,489	3,446	2,826	(9)(14)
	First Lien Secured Debt - Delayed Draw	11%	05/31/29	5,491	5,429	4,268	(9)(14)(22)
					8,875	7,094
PARS Group LLC
PARS Group LLC	First Lien Secured Debt - Term Loan	SOFR+685, 1.50% Floor	04/03/28	8,681	8,598	8,247	(9)(29)
	First Lien Secured Debt - Delayed Draw	SOFR+685, 1.50% Floor	04/03/28	—	(1)	(48)	(8)(9)(22)
					8,597	8,199

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
Taco Cabana
YTC Enterprises, LLC	First Lien Secured Debt - Term Loan	SOFR+636, 1.00% Floor	08/16/26	8,463	8,444	8,103	(9)(29)
Tasty Chick'n
Tasty Chick'n LLC	First Lien Secured Debt - Term Loan	SOFR+600, 1.00% Floor	05/16/29	11,679	11,541	9,664	(9)(29)
	First Lien Secured Debt - Delayed Draw	SOFR+600, 1.00% Floor	05/16/29	275	267	(734)	(8)(9)(22)(29)
	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	05/16/29	—	(22)	(352)	(8)(9)(22)
					11,786	8,578
The Club Company
Eldrickco Limited	First Lien Secured Debt - Term Loan	SON+562, 0.50% Floor	11/26/26	£8,945	11,562	11,951	(9)(17)(28)
	First Lien Secured Debt - Delayed Draw	SON+562, 0.50% Floor	11/26/26	£10,747	13,483	14,359	(9)(17)(28)
	First Lien Secured Debt - Revolver	SON+512, 0.50% Floor	11/26/26	£356	417	474	(9)(17)(22)(28)
	First Lien Secured Debt - Revolver	SON+512, 0.50% Floor	05/26/26	£—	(2)	(4)	(8)(9)(17)(21) (22)(28)
					25,460	26,780
Walters Wedding Estates
WH BorrowerCo, LLC	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	08/02/30	14,348	14,150	14,026	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	08/02/30	3,133	3,033	2,950	(9)(21)(22)(30)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	08/02/30	583	552	526	(9)(21)(22)(30)
					17,735	17,502
		Total Hotels, Restaurants & Leisure			$113,020	$101,355
Household Durables
Allstar Holdings
Athlete Buyer, LLC	First Lien Secured Debt - Term Loan	SOFR+585, 1.00% Floor	04/26/29	$1,913	$1,881	$1,755	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+585, 1.00% Floor	04/26/30	22,007	21,558	20,191	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+585, 1.00% Floor	04/26/29	1,549	1,524	1,410	(9)(21)(22)(30)
	First Lien Secured Debt - Revolver	SOFR+585, 1.00% Floor	04/26/29	3,201	3,132	2,768	(9)(21)(22)(30)
					28,095	26,124
Polywood
Poly-Wood, LLC	First Lien Secured Debt - Term Loan	SOFR+488, 1.00% Floor	03/20/30	2,734	2,688	2,720	(9)(29)
	First Lien Secured Debt - Delayed Draw	SOFR+575, 1.00% Floor	03/20/30	—	(11)	(2)	(8)(9)(21)(22)
	First Lien Secured Debt - Revolver	SOFR+488, 1.00% Floor	03/20/30	—	(7)	(2)	(8)(9)(21)(22)
					2,670	2,716
		Total Household Durables			$30,765	$28,840

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
Independent Power & Renewable Electricity Producers
Solarplicity Group Limited (f/k/a AMP Solar UK)
Solarplicity UK Holdings Limited	First Lien Secured Debt - Term Loan	8.00%	03/08/23	£5,562	$7,231	$989	(11)(14)(17)
	Preferred Equity - Preferred Stock	N/A	N/A	4,286 Shares	5,623	—	(2)(13)(17)(25)
	Common Equity - Ordinary Shares	N/A	N/A	2,825 Shares	4	—	(2)(13)(17)(25)
		Total Independent Power & Renewable Electricity Producers			$12,858	$989
Insurance
High Street Insurance
High Street Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+525, 0.75% Floor	04/14/28	$10,021	$9,934	$9,971	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 0.75% Floor	04/14/28	19,031	18,885	18,936	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+525, 0.75% Floor	04/16/27	—	(12)	(11)	(8)(9)(21)(22)
					28,807	28,896
PGM Holdings Corporation
Turbo Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+615, 1.00% Floor	06/02/26	18,599	18,544	18,553	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+615, 1.00% Floor	06/02/26	694	692	692	(9)(21)(22)(30)
					19,236	19,245
Spectrum Automotive
Shelby 2021 Holdings Corp.	First Lien Secured Debt - Term Loan	SOFR+525, 0.75% Floor	06/29/28	14,000	13,900	13,930	(9)(29)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 0.75% Floor	06/29/28	3,823	3,735	3,779	(9)(21)(22)(29)
	First Lien Secured Debt - Revolver	SOFR+525, 0.75% Floor	06/29/27	—	(2)	(2)	(8)(9)(21)(22)
					17,633	17,707
		Total Insurance			$65,676	$65,848
Interactive Media & Services
Securus Technologies Holdings, Inc.
Aventiv Technologies, LLC (fka Securus Technologies Holdings, LLC)	First Lien Secured Debt - Term Loan	SOFR+1026, 1.00% Floor	03/25/26	$2,205	$2,174	$2,323	(10)(30)
	Second Lien Secured Debt - Term Loan	13.05%	03/25/26	8,853	7,703	—	(14)
					9,877	2,323
The Weather Company
Zephyr Buyer, L.P.	First Lien Secured Debt - Term Loan	SOFR+525, 0.50% Floor	01/31/31	30,583	29,949	30,353	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+525, 0.50% Floor	01/31/31	—	(75)	(30)	(8)(9)(21)(22)
					29,874	30,323
		Total Interactive Media & Services			$39,751	$32,646

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
IT Services
Avenu Insights & Analytics
ACP Avenu Buyer, LLC	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	10/02/29	$3,685	$3,637	$3,648	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	10/02/29	5,472	5,360	5,417	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 1.00% Floor	10/02/29	—	(26)	(58)	(8)(9)(21)(22)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	10/02/29	—	(25)	(14)	(8)(9)(21)(22)
					8,946	8,993
Distinct
Distinct Holdings Inc	First Lien Secured Debt - Term Loan	SOFR+575, 1.00% Floor	07/18/29	13,110	12,902	12,862	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+575, 1.00% Floor	07/18/29	—	(24)	(33)	(8)(9)(21)(22)
					12,878	12,829
GrayMatter Systems
Genius Bidco LLC	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	05/01/30	1,323	1,302	1,294	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	05/01/30	—	(38)	(112)	(8)(9)(21)(22)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	05/01/30	155	137	129	(9)(20)(21)(22) (30)
	Common Equity - Common Stock	N/A	N/A	773 Shares	77	48	(9)(13)
					1,478	1,359
New Era Technology, Inc.
New Era Technology, Inc.	First Lien Secured Debt - Term Loan	SOFR+625, 1.00% Floor	06/30/30	12,513	12,513	12,513	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+625, 1.00% Floor	06/30/30	866	866	866	(9)(21)(22)(30)
	Preferred Equity - Preferred Equity	N/A	N/A	11,937 Shares	10,818	10,818	(9)(23)
	Common Equity - Common Stock	N/A	N/A	—	—	—	(9)(23)
					24,197	24,197
VikingCloud
Bullcave Limited	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	08/06/30	29,179	28,807	28,960	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+500, 0.75% Floor	08/06/30	3,684	3,616	3,643	(9)(21)(22)(30)
					32,423	32,603
		Total IT Services			$79,922	$79,981

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
Leisure Products
Dan Dee
Project Comfort Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+710, 1.00% Floor	09/01/26	$15,488	$15,462	$15,412	(9)(29)
	First Lien Secured Debt - Revolver	SOFR+710, 1.00% Floor	02/01/26	—	—	(8)	(8)(9)(21)(22)
	Preferred Equity - Preferred Equity	N/A	N/A	491,405 Shares	492	211	(9)(13)
					15,954	15,615
KLO Holdings, LLC
1244311 B.C. Ltd. (4)	Common Equity - Common Stock	N/A	N/A	1,000,032 Shares	1,000	115	(2)(13)(17)(23) (25)
LashCo
Lash OpCo, LLC	First Lien Secured Debt - Term Loan	SOFR+275 Cash plus 5.10% PIK, 1.00% Floor	09/17/27	44,476	44,234	43,639	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+275 Cash plus 5.10% PIK, 1.00% Floor	09/17/27	2,392	2,384	2,347	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+275 Cash plus 5.10% PIK, 1.00% Floor	09/17/27	415	401	379	(9)(21)(22)(29)
					47,019	46,365
Paladone
Paladone Group Bidco Limited	First Lien Secured Debt - Term Loan	SOFR+585, 1.00% Floor	11/12/27	5,890	5,838	5,840	(9)(17)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+585, 1.00% Floor	11/12/27	923	919	915	(9)(17)(30)
	First Lien Secured Debt - Revolver	SOFR+585, 1.00% Floor	11/12/27	1,412	1,402	1,400	(9)(17)(22)(27) (30)
	First Lien Secured Debt - Revolver	SON+585, 1.00% Floor	11/12/27	259	344	344	(9)(17)(21)(22) (28)
Paladone Group Holdings Limited	Common Equity - Common Stock	N/A	N/A	70,183 Shares	93	108	(2)(9)(13)(17) (23)
					8,596	8,607
		Total Leisure Products			$72,569	$70,702
Life Sciences Tools & Services
August Bio
August Bioservices, LLC	First Lien Secured Debt - Term Loan	SOFR+595, 2.00% Floor	06/01/29	$12,000	$11,952	$11,640	(9)(29)
	First Lien Secured Debt - Delayed Draw	SOFR+595, 2.00% Floor	06/01/29	3,000	2,988	2,910	(9)(29)
	First Lien Secured Debt - Revolver	SOFR+400, 2.00% Floor	06/01/29	281	279	266	(9)(21)(22)(29)
					15,219	14,816

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
Unchained Labs
Unchained Labs, LLC	First Lien Secured Debt - Term Loan	SOFR+555, 1.00% Floor	08/09/27	1,853	1,840	1,830	(9)(29)
	First Lien Secured Debt - Delayed Draw	SOFR+555, 1.00% Floor	08/09/27	2,195	2,184	2,167	(9)(29)
	First Lien Secured Debt - Revolver	SOFR+555, 1.00% Floor	08/09/27	—	(5)	(9)	(8)(9)(21)(22)
					4,019	3,988
		Total Life Sciences Tools & Services			$19,238	$18,804
Machinery
Carlisle Fluid Technologies
LSF12 Donnelly Bidco, LLC	First Lien Secured Debt - Term Loan	SOFR+650, 1.00% Floor	10/02/29	$14,700	$14,413	$14,441	(9)(29)
Flow Control
Flow Control Intermediate Holdings 2.0, LLC	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	05/01/31	5,320	5,244	5,293	(9)(29)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	05/01/31	—	(23)	(17)	(8)(9)(21)(22)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	05/01/31	—	(19)	(7)	(8)(9)(21)(22)
					5,202	5,269
Ideal Tridon
Ideal Components Acquisition, LLC	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	06/30/32	13,092	12,900	12,895	(9)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 0.75% Floor	06/30/32	—	(17)	(36)	(8)(9)(21)(22)
	First Lien Secured Debt - Revolver	SOFR+500, 0.75% Floor	06/30/32	—	(29)	(30)	(8)(9)(21)(22)
					12,854	12,829
JPW
JPW Industries Holding Corporation	First Lien Secured Debt - Term Loan	SOFR+588, 2.00% Floor	11/22/28	2,406	2,406	2,376	(9)(30)
Milacron (Project Iota)
IOTA HOLDINGS 3	First Lien Secured Debt - Term Loan	SOFR+475, 0.00% Floor	03/31/32	22,619	22,291	22,562	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+475, 0.00% Floor	03/31/32	1,274	1,206	1,262	(9)(21)(22)(30)
					23,497	23,824
Relevant Industrial
Relevant Industrial, LLC	First Lien Secured Debt - Term Loan	SOFR+475, 1.00% Floor	05/16/31	8,194	8,097	8,091	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 1.00% Floor	05/16/31	196	164	130	(9)(21)(22)(30)
	First Lien Secured Debt - Revolver	SOFR+475, 1.00% Floor	05/16/31	214	198	196	(9)(21)(22)(30)
					8,459	8,417
		Total Machinery			$66,831	$67,156

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
Media
Accelerate360
Accelerate360 Holdings, LLC	First Lien Secured Debt - Term Loan	SOFR+626, 1.00% Floor	02/11/27	$3,589	$3,589	$3,580	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+626, 1.00% Floor	02/11/27	1,382	1,382	1,375	(9)(21)(22)(30)
					4,971	4,955
Acosta
Acosta Holdings Corp.	Preferred Equity - Preferred Equity	N/A	N/A	10,954 Shares	473	626	(13)
	Common Equity - Common Stock	N/A	N/A	6,266 Shares	77	38	(13)
					550	664
ChyronHego Corporation
ChyronHego Corporation (5)	Preferred Equity - Preferred Equity	N/A	N/A	7,800 Shares	$6,000	$14,586	(13)(23)
ChyronHego US Holding Corporation (5)	First Lien Secured Debt - Term Loan	SOFR+350, 1.75% Floor	06/30/26	106,156	105,949	106,156
	First Lien Secured Debt - Revolver	SOFR+600, 1.75% Floor	06/30/26	14,467	14,459	14,467	(21)(22)(30)
					126,408	135,209
FingerPaint Marketing
KL Charlie Acquisition Company	First Lien Secured Debt - Term Loan	SOFR+510, 1.00% Floor	12/30/26	18,045	17,933	17,910	(9)(29)
	First Lien Secured Debt - Delayed Draw	SOFR+510, 1.00% Floor	12/30/26	8,150	8,089	8,039	(9)(21)(22)(29)
	First Lien Secured Debt - Revolver	SOFR+510, 1.00% Floor	12/30/26	—	(8)	(15)	(8)(9)(21)(22)
KL Charlie Co-Invest, L.P.	Common Equity - Common Stock	N/A	N/A	218,978 Shares	220	322	(9)(13)
					26,234	26,256
HALO Branded Solutions
HALO Buyer, Inc	First Lien Secured Debt - Term Loan	SOFR+600, 1.00% Floor	08/07/29	8,652	8,499	8,500	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	08/07/29	250	228	227	(9)(21)(22)(27) (29)
					8,727	8,727
Hero Digital
HRO (Hero Digital) Holdings, LLC	First Lien Secured Debt - Term Loan	SOFR+210 Cash plus 4.00% PIK, 1.00% Floor	11/18/28	26,699	26,400	25,956	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+210 Cash plus 4.00% PIK, 1.00% Floor	11/18/26	917	904	819	(9)(20)(21)(22) (30)
HRO Holdings I LP	Common Equity - Common Stock	N/A	N/A	213 Shares	213	222	(9)(13)
					27,517	26,997

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
Wilson Language Training
Owl Parent Holdings, LLC	Common Equity - Common Stock	N/A	N/A	100 Shares	100	187	(9)(13)
		Total Media			$194,507	$202,995
Multi-Utilities
Congruex
Congruex Group LLC	First Lien Secured Debt - Term Loan	SOFR+165 Cash plus 5.00% PIK, 1.50% Floor	05/03/29	$15,486	$15,286	$13,163	(9)(10)(30)
SEER
GS SEER Group Borrower LLC	First Lien Secured Debt - Term Loan	SOFR+675, 1.00% Floor	04/29/30	3,184	3,113	3,168	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+675, 1.00% Floor	04/29/30	1,165	1,137	1,159	(9)(21)(22)(30)
	First Lien Secured Debt - Revolver	SOFR+675, 1.00% Floor	04/30/29	—	(7)	(2)	(8)(9)(21)(22)
GS SEER Group Holdings, LLC	Common Equity - Common Stock	N/A	N/A	42 Shares	42	48	(9)(13)
					4,285	4,373
		Total Multi-Utilities			$19,571	$17,536
Paper & Forest Products
BiOrigin Specialty Products
Complete Paper Inc.	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	02/04/31	$14,925	$14,715	$14,689	(9)(30)
		Total Paper & Forest Products			$14,715	$14,689
Passenger Airlines
Merx Aviation Finance, LLC
Merx Aviation Finance, LLC (5)	First Lien Secured Debt - Revolver	10.00%	10/31/25	26,075	26,075	26,075	(22)
	Common Equity - Membership Interests	N/A	N/A	—	74,890	78,698	(13)(23)
		Total Passenger Airlines			$100,965	$104,773

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
Personal Care Products
Elida Beauty
PHOENIX YW BUYER, INC.	First Lien Secured Debt - Term Loan	SOFR+475, 1.00% Floor	05/31/30	$7,456	$7,290	$7,307	(9)(29)
	First Lien Secured Debt - Revolver	SOFR+475, 1.00% Floor	05/31/30	—	(20)	(23)	(8)(9)(21)(22)
					7,270	7,284
RoC Skincare
RoC Holdco LLC	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	02/21/31	12,613	12,389	12,455	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	02/21/31	4,138	4,107	4,087	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	02/21/30	—	(32)	(27)	(8)(9)(21)(22)
					16,464	16,515
Suave
Silk Holdings I Corp.	Common Equity - Common Stock	N/A	N/A	100 Shares	100	179	(9)(13)
Silk Holdings III Corp.	First Lien Secured Debt - Term Loan	SOFR+450, 1.00% Floor	05/01/29	26,618	26,115	26,352	(9)(29)
					26,215	26,531
Summer Fridays
Summer Fridays, LLC	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	05/16/31	23,090	22,756	22,744	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	05/16/31	—	(26)	(28)	(8)(9)(21)(22) (30)
					22,730	22,716
		Total Personal Care Products			$72,679	$73,046
Pharmaceuticals
Alcresta Therapeutics Inc.
Alcresta Holdings, LP	Preferred Equity - Preferred Equity	N/A	N/A	116 Shares	$116	$133	(9)(13)
	Common Equity - Common Stock	N/A	N/A	1,176 Shares	1	88	(9)(13)
Alcresta Therapeutics Inc.	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	03/12/30	2,201	2,166	2,201	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+550, 1.00% Floor	03/31/30	4,886	4,779	4,886	(9)(21)(22)(30)
	First Lien Secured Debt - Revolver	SOFR+550, 1.00% Floor	03/31/29	—	(6)	—	(9)(21)(22)
					7,056	7,308

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
Avid Bioservices
Space Finco, Inc.	First Lien Secured Debt - Term Loan	SOFR+575, 1.00% Floor	02/05/32	10,612	10,458	10,453	(9)(17)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+575, 1.00% Floor	02/05/32	—	(80)	(168)	(8)(9)(17)(21) (22)(30)
	First Lien Secured Debt - Revolver	SOFR+575, 1.00% Floor	02/05/31	—	(45)	(48)	(8)(9)(17)(21) (22)(30)
Space Parent, LP	Preferred Equity - Preferred Equity	N/A	N/A	99,000 Shares	99	99	(9)(13)(17)(23)
	Common Equity - Common Stock	N/A	N/A	1,000 Shares	1	1	(9)(13)(17)(23)
					10,433	10,337
Ora LLC
Orion Buyer, LLC	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	07/18/30	6,850	6,734	6,627	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	07/18/30	—	(13)	(55)	(8)(9)(21)(22)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	07/18/30	1,401	1,378	1,355	(9)(22)(27)(29)
TVG Orion Blocker, Inc.	Common Equity - Common Stock	N/A	N/A	2 Shares	110	57	(9)(13)
	Unsecured Debt - Promissory Note	11.34%	07/11/30	21	21	21	(9)
					8,230	8,005
PAI Pharma
Pai Middle Tier, LLC	First Lien Secured Debt - Term Loan	SOFR+450, 0.75% Floor	02/13/32	16,459	16,221	16,268	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+450, 0.75% Floor	02/13/32	—	(48)	(41)	(8)(9)(21)(22)
PAI Co-Investor FT Aggregator LLC	Common Equity - Common Stock	N/A	N/A	100 Shares	100	106	(9)(13)(23)
					16,273	16,333
Sterling Pharma
Saffron Bidco Ltd	First Lien Secured Debt - Term Loan	SOFR+325 Cash plus 3.00% PIK, 0.75% Floor	09/23/31	13,474	13,234	13,069	(9)(17)(31)
	First Lien Secured Debt - Term Loan	EURIBOR+325 Cash plus 3.00% PIK, 0.75% Floor	09/23/31	€96	106	110	(9)(17)(35)
	First Lien Secured Debt - Delayed Draw	SON+325 Cash plus 3.00% PIK, 0.75% Floor	09/23/31	£—	(71)	(248)	(8)(9)(17)(21) (22)
					13,269	12,931
TersSera
TerSera Therapeutics LLC	First Lien Secured Debt - Term Loan	SOFR+575, 1.00% Floor	04/04/29	16,623	16,261	16,623	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+575, 1.00% Floor	04/04/29	—	(20)	—	(9)(21)(22)
					16,241	16,623

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)		Cost (37)	Fair Value (1)(38)
Trillium
Trillium Health Care Products Inc.	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	08/06/31		8,064	7,912	7,842	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	08/06/31		$1,006	989	978	(9)(21)(22)(30) (31)
	First Lien Secured Debt - Revolver	CORRA+557, 1.00% Floor	08/06/31	C$	838	577	585	(9)(21)(22)(34)
						9,478	9,405
		Total Pharmaceuticals				$80,980	$80,942
Professional Services
AGDATA
AGDATA Midco, LLC	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	07/01/30		$2,633	$2,596	$2,593	(9)(29)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 0.75% Floor	07/01/30		711	696	684	(9)(21)(22)(30)
	First Lien Secured Debt - Revolver	SOFR+475, 0.75% Floor	07/01/30		163	157	156	(9)(21)(22)(30)
						3,449	3,433
BDO USA
BDO USA, P.A.	First Lien Secured Debt - Term Loan	SOFR+500, 2.00% Floor	08/31/28		11,760	11,760	11,731	(9)(29)
DCM Services
DCM Parent, LLC	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	03/12/31		12,611	12,431	12,422	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	03/12/31		—	(32)	(35)	(8)(9)(21)(22)
						12,399	12,387
Escalent
M&M OPCO, LLC	First Lien Secured Debt - Term Loan	SOFR+600, 1.00% Floor	04/07/29		12,071	11,838	11,921	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	04/07/29		181	172	175	(9)(21)(22)(30)
						12,010	12,096
G&A
G&A Partners Holding Company II, LLC	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	03/03/31		6,662	6,568	6,645	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 0.75% Floor	03/01/31		928	897	917	(9)(21)(22)(30)
	First Lien Secured Debt - Revolver	SOFR+500, 0.75% Floor	03/01/30		—	(5)	(1)	(8)(9)(21)(22)
						7,460	7,561
Health & Safety Institute
HSI Halo Holdings, LLC	Common Equity - Common Stock	N/A	N/A		1,010 Shares	46	1,756	(9)(13)

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
Lexitas
Chronicle Parent LLC	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	04/15/31	7,019	6,954	6,949	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	04/15/31	182	172	160	(9)(22)(30)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	04/15/31	—	(7)	(7)	(8)(9)(21)(22)
					7,119	7,102
North Highland
The North Highland Company LLC	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	12/22/31	3,042	3,014	3,011	(9)(29)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 0.75% Floor	12/22/31	—	(5)	(11)	(8)(9)(21)(22)
	First Lien Secured Debt - Revolver	SOFR+475, 0.75% Floor	12/20/30	395	388	387	(9)(21)(22)(30)
					3,397	3,387
PSI Services, LLC
Lifelong Learner Holdings, LLC	First Lien Secured Debt - Term Loan	SOFR+115 Cash plus 7.75% PIK, 1.00% Floor	03/31/27	5,525	5,466	4,989	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+115 Cash plus 7.75% PIK, 1.00% Floor	03/31/27	562	561	504	(9)(22)(30)
					6,027	5,493
Schlesinger Group
Schlesinger Global, LLC	First Lien Secured Debt - Term Loan	SOFR+275 Cash plus 5.85% PIK, 1.00% Floor	10/24/25	6,316	6,366	6,255	(9)(29)
Team LINX, LLC
TeamLINX Buyer, LLC	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	12/18/30	11,001	10,851	10,836	(9)(29)(30)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	12/18/30	—	(19)	(21)	(8)(9)(21)(22)
					10,832	10,815
		Total Professional Services			$80,865	$82,016
Software
Acronis AG
ACRONIS AG	First Lien Secured Debt - Term Loan	SOFR+595 Cash plus 1.00% PIK, 1.00% Floor	04/01/27	$27,421	$27,339	$27,421	(9)(17)(29)
Align
RMCF V CIV L, L.P.	Common Equity - Common Stock	N/A	N/A	241 Shares	500	568	(13)
American Megatrends
AMI Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	10/17/31	13,030	12,840	13,030	(9)(32)
	First Lien Secured Debt - Revolver	SOFR+500, 0.75% Floor	10/17/31	—	(25)	—	(9)(21)(22)
					12,815	13,030

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
Asure Software
Asure Software, Inc.	First Lien Secured Debt - Term Loan	SOFR+500, 2.00% Floor	04/01/30	6,667	6,636	6,667	(9)(17)(29)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 2.00% Floor	04/01/30	13,333	13,272	13,333	(9)(17)(29)
					19,908	20,000
BarTender
Sigma Buyer LLC	First Lien Secured Debt - Term Loan	SOFR+525, 0.75% Floor	01/04/28	13,481	13,269	13,447	(9)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 0.75% Floor	01/04/28	7,218	7,112	7,200	(9)(31)
	First Lien Secured Debt - Revolver	SOFR+525, 0.75% Floor	01/04/28	700	679	696	(9)(21)(22)(31)
					21,060	21,343
Beeline
IQN Holding Corp.	First Lien Secured Debt - Term Loan	SOFR+262 Cash plus 3.13% PIK, 0.75% Floor	05/02/29	4,407	4,407	4,368	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+525, 0.75% Floor	05/02/28	128	128	125	(9)(21)(22)(30)
					4,535	4,493
Calero Holdings, Inc.
Telesoft Holdings, LLC	First Lien Secured Debt - Term Loan	SOFR+585, 1.00% Floor	12/16/26	21,477	21,408	21,417	(29)
	First Lien Secured Debt - Revolver	SOFR+585, 1.00% Floor	12/16/26	265	258	259	(21)(22)(29)
					21,666	21,676
Digital.ai
Digital.ai Software Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+600, 1.00% Floor	08/10/28	22,752	22,443	22,306	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	08/10/28	323	294	274	(9)(21)(22)(30)
					22,737	22,580
EVER.AG Corporation
EVER.AG Corporation	First Lien Secured Debt - Term Loan	SOFR+535, 1.00% Floor	06/24/27	20,642	20,457	20,418	(9)(29)(30)
	First Lien Secured Debt - Revolver	SOFR+535, 1.00% Floor	06/24/27	1,257	1,249	1,243	(9)(22)(29)
					21,706	21,661
Forcura + Medalogix (Project Tarpon)
F&M Buyer LLC	First Lien Secured Debt - Term Loan	SOFR+450, 0.75% Floor	03/18/32	16,901	16,743	16,901	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 0.75% Floor	03/18/32	—	(26)	—	(9)(21)(22)
	First Lien Secured Debt - Revolver	SOFR+475, 0.75% Floor	03/18/32	—	(23)	—	(9)(21)(22)
					16,694	16,901

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
G2CI
Evergreen IX Borrower 2023, LLC	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	09/30/30	7,079	7,079	7,079	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+475, 0.75% Floor	10/01/29	—	—	—	(9)(21)(22)
					7,079	7,079
Go1
Apiom, Inc.	First Lien Secured Debt - Term Loan	SOFR+745, 2.00% Floor	05/02/28	2,500	2,488	2,500	(9)(17)(29)
GoHealth
Norvax, LLC (dba GoHealth)	First Lien Secured Debt - Term Loan	SOFR+550, 3.00% Floor	08/05/29	840	834	844	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+550, 3.00% Floor	08/05/29	—	(6)	4	(9)(22)
	First Lien Secured Debt - Revolver	SOFR+465 Cash plus 6.60% PIK, 1.00% Floor	08/06/29	1,002	997	955	(9)(21)(22)(29)
	Common Equity - Common Stock	N/A	N/A	8,648 Shares	—	49	(9)(23)
					1,825	1,852
Gtreasury
G Treasury SS LLC	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	06/29/29	250	247	247	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+550, 1.00% Floor	06/29/29	591	556	565	(9)(21)(22)(30)
	First Lien Secured Debt - Revolver	SOFR+550, 1.00% Floor	06/29/29	67	64	64	(9)(21)(22)(30)
					867	876
Instem
Ichor Management Limited	First Lien Secured Debt - Term Loan	SOFR+575, 1.00% Floor	12/08/29	8,905	8,733	8,638	(9)(17)(31)
Litify
Litify Holdings Inc.	Common Equity - Common Stock	N/A	N/A	217,892 Shares	107	495	(9)(13)
Litify LLC	First Lien Secured Debt - Term Loan	SOFR+560, 1.00% Floor	02/02/29	29,167	28,597	28,583	(9)(29)
	First Lien Secured Debt - Revolver	SOFR+560, 1.00% Floor	02/02/29	—	(14)	(17)	(8)(9)(21)(22)
					28,690	29,061
Lookout
Lookout, Inc.	First Lien Secured Debt - Term Loan	SOFR+625, 3.00% Floor	06/01/29	5,000	4,980	4,963	(9)(29)
	First Lien Secured Debt - Delayed Draw	SOFR+625, 3.00% Floor	06/01/29	5,000	4,981	4,963	(9)(29)
					9,961	9,926

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
mPulse
mPulse Mobile, Inc.	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	08/26/32	8,077	7,996	7,996	(9)(16)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 0.75% Floor	08/26/32	—	(4)	(8)	(8)(9)(16)(21) (22)
	First Lien Secured Debt - Revolver	SOFR+475, 0.75% Floor	08/26/32	—	(12)	(12)	(8)(9)(16)(21) (22)
					7,980	7,976
MYCOM
Magnate Holding Corp.	First Lien Secured Debt - Term Loan	SOFR+625, 0.50% Floor	12/31/26	20,656	20,662	20,326	(9)(17)(30)
Naviga
Colonnade Parent Inc (fka Naviga Inc.)	First Lien Secured Debt - Term Loan	5%	09/30/26	12,989	11,060	6,623	(9)(14)
	First Lien Secured Debt - Delayed Draw	5%	09/30/26	2,220	1,876	1,132	(9)(14)
	First Lien Secured Debt - Revolver	5%	09/30/26	500	493	255	(9)(14)(22)
					13,429	8,010
New Relic
Crewline Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+675, 1.00% Floor	11/08/30	5,623	5,577	5,623	(9)(29)
	First Lien Secured Debt - Revolver	SOFR+675, 1.00% Floor	11/08/30	—	—	—	(9)(21)(22)
					5,577	5,623
Poppulo, Inc.
Four Winds Interactive LLC	First Lien Secured Debt - Term Loan	SOFR+650, 0.75% Floor	02/20/30	7,542	7,405	7,410	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+650, 0.75% Floor	02/20/30	—	(13)	(26)	(8)(9)(21)(22)
	First Lien Secured Debt - Revolver	SOFR+650, 0.75% Floor	02/20/30	—	(17)	(17)	(8)(9)(21)(22)
					7,375	7,367
Riverbed Technology, Inc.
Riverbed Technology, Inc.	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	04/03/28	—	(5)	(6)	(8)(21)(22)
Simeio
Simeio Group Holdings, Inc.	First Lien Secured Debt - Term Loan	11%	02/02/26	8,128	8,115	6,178	(9)(14)
	First Lien Secured Debt - Revolver	11%	02/02/26	884	876	672	(9)(14)(22)
					8,991	6,850
Solera
Polaris Newco, LLC	First Lien Secured Debt - Term Loan	SOFR+426, 0.50% Floor	06/02/28	8,087	8,041	7,811	(10)(30)
					8,041	7,811

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
SPS Commerce, Inc.
SPS Commerce, Inc.	Common Equity - Common Stock	N/A	N/A	837 Shares	62	87	(10)(13)(17) (23)
Stax Payments
Stax Purchaser, LLC	First Lien Secured Debt - Term Loan	SOFR+700, 1.00% Floor	06/06/30	9,975	9,833	9,825	(9)(29)
Texada
Texada Software LLC	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	04/30/30	6,923	6,809	6,837	(9)(29)
	First Lien Secured Debt - Delayed Draw	SOFR+550, 1.00% Floor	04/30/30	2,051	2,017	2,026	(9)(29)
	First Lien Secured Debt - Revolver	SOFR+550, 1.00% Floor	04/30/30	—	(16)	(13)	(8)(9)(21)(22)
					8,810	8,850
Uniguest
Uniguest Holdings, Inc	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	11/27/30	19,692	19,429	19,433	(9)(29)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	11/27/30	—	(26)	(52)	(8)(9)(21)(22)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	11/27/30	—	(15)	(16)	(8)(9)(21)(22)
					19,388	19,365
Uplight
Uplight, Inc.	First Lien Secured Debt - Term Loan	SOFR+610, 4.00% Floor	06/01/29	10,000	9,921	9,875	(9)(29)
	First Lien Secured Debt - Delayed Draw	SOFR+610, 4.00% Floor	06/01/29	—	—	(124)	(8)(9)(22)
	First Lien Secured Debt - Revolver	SOFR+360, 4.00% Floor	06/01/29	—	—	(12)	(8)(9)(21)(22)
					9,921	9,739
Zafin
Zafin Labs Americas Incorporated	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	02/14/31	16,667	16,437	16,480	(9)(17)(31)
	First Lien Secured Debt - Revolver	SOFR+475, 0.75% Floor	02/14/31	—	(45)	(37)	(8)(9)(17)(21) (22)
					16,392	16,443
Zendesk
Zendesk, Inc.	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	11/22/28	7,495	7,495	7,476	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 0.75% Floor	11/22/28	576	576	571	(9)(21)(22)(30)
	First Lien Secured Debt - Revolver	SOFR+500, 0.75% Floor	11/22/28	—	—	(2)	(8)(9)(20)(21) (22)
					8,071	8,045
		Total Software			$373,130	$365,916

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
Specialty Retail
Club Champion
Club Champion LLC	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	06/14/29	$9,043	$8,935	$8,952	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+500, 0.75% Floor	06/14/29	187	166	169	(9)(21)(22)(31)
					9,101	9,121
EG Group
EG Global Finance PLC	First Lien Secured Debt - Corporate Bond	SOFR+750, 0.50% Floor	11/30/28	6,267	6,408	6,690	(17)(30)
Tailored Brands
The Men's Wearhouse, LLC	First Lien Secured Debt - Term Loan	SOFR+575, 0.00% Floor	02/26/29	775	773	779	(10)(29)
		Total Specialty Retail			$16,282	$16,590
Technology Hardware, Storage & Peripherals
Biamp
Biamp	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	04/30/30	$827	$813	$809	(9)(29)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	04/30/30	—	(2)	(3)	(8)(9)(21)(22)
					811	806
BusPatrol
BusPatrol Holdco	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	08/02/29	8,333	8,265	8,249	(9)(29)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	08/02/29	3,333	3,307	3,250	(9)(22)(29)
	First Lien Secured Debt - Revolver	SOFR+400, 1.00% Floor	08/02/29	300	281	280	(9)(21)(22)(29)
					11,853	11,779
		Total Technology Hardware, Storage & Peripherals			$12,664	$12,585
Textiles, Apparel & Luxury Goods
Iconix Brand Group
IBG Borrower LLC	First Lien Secured Debt - Term Loan	SOFR+515, 1.00% Floor	08/22/29	$5,836	$5,789	$5,777	(9)(30)
Sequential Brands Group, Inc.
Gainline Galaxy Holdings LLC	Common Equity - Common Stock	N/A	N/A	3,060 Shares	575	73	(13)(16)(17)
Galaxy Universal LLC	First Lien Secured Debt - Term Loan	SOFR+575, 1.00% Floor	05/12/28	16,241	16,230	16,028	(30)
	First Lien Secured Debt - Term Loan	SOFR+625, 1.00% Floor	05/12/28	2,480	2,480	2,486	(30)
Swisstech IP CO, LLC	First Lien Secured Debt - Term Loan	6.00% PIK	11/24/25	160	149	160	(17)
					19,434	18,747
		Total Textiles, Apparel & Luxury Goods			$25,223	$24,524

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
Trading Companies & Distributors
Banner Solutions
Banner Buyer, LLC	First Lien Secured Debt - Term Loan	SOFR+290 Cash plus 3.50% PIK, 3.75% Floor	05/31/27	$12,192	$12,154	$11,162	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+290 Cash plus 3.50% PIK, 3.75% Floor	05/31/27	2,977	2,966	2,725	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+290 Cash plus 3.50% PIK, 3.75% Floor	05/31/27	3	(3)	(161)	(8)(9)(21)(22) (30)
Banner Parent Holdings, Inc.	Common Equity - Common Stock	N/A	N/A	6,125 Shares	611	10	(9)(13)
					15,728	13,736
MacQueen Equipment, LLC
MacQueen Equipment, LLC	First Lien Secured Debt - Delayed Draw	SOFR+551, 1.00% Floor	01/07/28	—	—	—	(9)(21)(22)
Meritus Gas Partners
MGP Holdings III Corp.	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	03/01/30	$14,101	$13,892	$13,889	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	03/01/30	1,842	1,812	1,803	(9)(21)(22)(30)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	03/01/30	366	355	355	(9)(21)(22)(30)
					16,059	16,047
ORS Nasco
WC ORS Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	08/07/31	19,945	19,667	19,646	(9)(30)
	First Lien Secured Debt - Revolver	SOFR+500, 0.75% Floor	08/07/31	1,352	1,276	1,279	(9)(21)(22)(27) (30)
WC ORS Holdings, L.P.	Common Equity - Common Stock	N/A	N/A	100,000 Shares	100	146	(9)(13)
					21,043	21,071
PSE
Graffiti Parent, LP	Common Equity - Common Stock	N/A	N/A	2,439 Shares	244	215	(9)(13)
Painters Supply and Equipment Co. (fka Graffiti Buyer, Inc.)	First Lien Secured Debt - Term Loan	SOFR+560, 1.00% Floor	08/10/27	10,775	10,656	10,560	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+560, 1.00% Floor	08/10/27	3,635	3,601	3,490	(9)(21)(22)(30)
	First Lien Secured Debt - Revolver	SOFR+560, 1.00% Floor	08/10/27	54	46	28	(9)(21)(22)(30)
					14,547	14,293
		Total Trading Companies & Distributors			$67,377	$65,147
Transportation Infrastructure
GAT-Airline Ground Support Inc
GAT-Airline Ground Support Inc	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	05/09/29	$15,048	$14,862	$14,935	(9)(30)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	05/09/29	2,369	2,324	2,334	(9)(21)(22)(30)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	05/09/29	476	450	458	(9)(21)(22)(30)
		Total Transportation Infrastructure			$17,636	$17,727

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (37)	Fair Value (1)(38)
Wireless Telecommunication Services
Global Eagle
Anuvu Corp. (fka GEE Acquisition Holdings Corp.)	Common Equity - Common Stock	N/A	N/A	211,026 Shares	$—	$—	(13)
Anuvu Holdings 2 LLC (fka GEE Holdings 2 LLC)	First Lien Secured Debt - Term Loan	SOFR+800, 0.00% Floor	09/27/27	5,048	3,934	4,922	(30)
	First Lien Secured Debt - Term Loan	8.25%	03/23/26	5,245	2,221	118	(14)
		Total Wireless Telecommunication Services			$6,155	$5,040
Total Investment before Cash Equivalents					$3,338,149	$3,180,965	(7)(12)
J.P. Morgan U.S. Government Money Market Fund		N/A	N/A	$152	$152	$152	(36)
Goldman Sachs Financial Square Government Fund, Institutional		N/A	N/A	$31	$31	$31	(36)
Total Investment after Cash Equivalents					$3,338,332	$3,181,148

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
(3)
Denotes investments in which the Company owns greater than 25% of the equity, where the governing documents of each entity preclude the Company from exercising a controlling influence over the management or policies of such entity. The Company does not have the right to elect or appoint more than 25% of the directors or another party has the right to elect or appoint more directors than the Company and has the right to appoint certain members of senior management. Therefore, the Company has determined that these entities are not controlled affiliates. As of September 30, 2025, we had a 100% equity ownership interest in Golden Bear 2016-R, LLC, a collateralized loan obligation.

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

(4)
Denotes investments in which we are an “Affiliated Person,” as defined in the Investment Company Act of 1940, as amended (the "1940 Act"), due to holding the power to vote or owning 5% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of December 31, 2024 and September 30, 2025 along with transactions during the nine months ended September 30, 2025 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2024	Gross Additions ●	Gross Reductions ■	Net Change in Unrealized Gains (Losses)	Fair Value at September 30, 2025	Net Realized Gains (Losses)	Interest/ Dividend/ Other Income
1244311 B.C. Ltd.,Common Stock	$202	$—	$—	$(87)	$115	$—	$—
Carbonfree Chemicals Holdings LLC,Common Equity / Interest	18,933	—	—	(418)	18,515	—	—
FC2 LLC,Common Stock	—	—	—	—	—	—	—
FC2 LLC,Term Loan	12,459	—	—	(45)	12,414	—	607
Golden Bear 2016-R, LLC,Membership Interests	9,736	201	(1,637)	(145)	8,153	—	636
Surf Opco, LLC,Class A-1 Common	—	375	—	(310)	65	—	—
Surf Opco, LLC,Class P-1 Preferred	—	3,405	—	(1,055)	2,350	—	—
Surf Opco, LLC,Revolver	—	26,791	(6,649)	(68)	20,074	—	1,328
Surf Opco, LLC,Term Loan	—	9,633	(116)	5	9,480	(42)	668
Auto Pool 2023 Trust (Del. Stat. Trust) ,Membership Interests	16,366	—	(3,200)	(2,057)	11,108	—	—
Blue Jay Transit Inc.,Term Loan	19,940	3,592	(583)	(61)	22,888	—	2,531
Blue Jay Transit Inc.,Unfunded Delayed Draw	—	—	—	—	—	—	—
Bird Scooter Acquisition Corp.,Common Stock	373	—	(373)	—	—	—	—
Arrivia, Inc. (International Cruise & Excursion Gallery, Inc),Membership Interests	2,144	—	(1)	375	2,517	—	—
Arrivia, Inc. (International Cruise & Excursion Gallery, Inc),Term Loan	4,183	(48)	(186)	291	3,959	(282)	324
Third Lane Mobility Inc.,Common Stock	—	728	—	(14)	714	—	—
Third Lane Mobility Inc.,Warrants	—	—	—	23	23	—	—
	$84,334	$44,676	$(12,746)	$(3,565)	$112,375	$(324)	$6,095
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

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

(5)
Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Fair value as of December 31, 2024 and September 30, 2025 along with transactions during the nine months ended September 30, 2025 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2024	Gross Additions ●	Gross Reductions ■	Net Change in Unrealized Gains (Losses)	Fair Value at September 30, 2025	Net Realized Gains (Losses)	Interest/ Dividend/ Other Income
Majority Owned Company
ChyronHego US Holding Corporation	$15,500	$10,375	$(11,400)	$(8)	$14,467	$—	$1,136
ChyronHego US Holding Corporation	106,406	—	(247)	(3)	106,156	—	6,303
ChyronHego US Holding Corporation	—	—	—	—	—	—	—
ChyronHego Corporation	19,456	—	—	(4,870)	14,586	—	—
Merx Aviation Finance, LLC	123,815	—	(71,609)	26,492	78,698	—	—
Merx Aviation Finance, LLC	59,576	0	(33,501)	(0)	26,075	—	3,764
Merx Aviation Finance Holdings, LLC	—	225,000	(225,000)	—	—	—	—
	$324,753	$235,376	$(341,757)	$21,610	$239,982	$—	$11,203

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

As of September 30, 2025, the Company had a 87% and 100% equity ownership interest in ChyronHego Corporation and Merx Aviation Finance, LLC, respectively.

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

(12)
Aggregate gross unrealized gain and loss for federal income tax purposes is $35,066 and $233,437, respectively. Net unrealized loss is $198,371 based on a tax cost of $3,379,336.
(13)
Non-income producing security.
(14)
Non-accrual status (see Note 2 to the consolidated financial statements).
(15)
The underlying investments of AIC SPV Holdings II, LLC is a securitization in which the Company owns preferred shares representing 14.25% economic interest.
(16)
AIC SB Holdings LLC, AIC SHD Holdings, AP Surf Investments, LLC and MFIC Epsilon SPV LLC are wholly-owned special purpose vehicles which only hold investments of the underlying portfolio companies and have no other significant assets or liabilities. AIC SB Holdings LLC holds equity investments in Gainline Galaxy Holdings LLC. AP Surf Investments, LLC holds equity investments in Surf Opco, LLC. AIC SHD Holdings LLC holds equity investments in both Carbonfree Chemicals Holdings, LLC and Carbonfree Chemicals SA, LLC. MFIC Epsilon SPV LLC holds investments in mPulse Mobile, Inc.
(17)
Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of September 30, 2025, non-qualifying assets represented approximately 9.6% of the total assets of the Company.
(18)
The maturity date for these investments is expected to be extended past September 30, 2025. The final terms of the extension, restructuring or exit are still under negotiation between the Company and the respective portfolio company.
(19)
As of September 30, 2025, the portfolio company remains in maturity default. The respective lenders are pursuing foreclosure and sale-related steps in the absence of an agreement to extend or waive the default.
(20)
As of September 30, 2025, there were letters of credit issued and outstanding through the Company under this first lien senior secured revolving loan.
(21)
The undrawn portion of these committed revolvers and delayed draw term loans includes a commitment and unused fee rate.

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

(22) As of September 30, 2025, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 8 to the consolidated financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit **	Undrawn Commitment
Accelerate360 Holdings, LLC	$2,544	1,382	—	1,162
Accelevation LLC	5,478	385	—	5,093
Acentra Holdings, LLC (fka CNSI Holdings, LLC)	2,000	—	—	2,000
ACP Avenu Buyer, LLC	7,247	—	—	7,247
AGDATA Midco, LLC	1,621	163	—	1,458
Alcami Corporation	1,096	—	—	1,096
Alcresta Therapeutics Inc.	2,643	—	—	2,643
All Star Recruiting Locums, LLC	3,478	326	—	3,152
Alpinex Opco, LLC	1,489	1,102	—	387
American Restoration Holdings, LLC	8,582	1,782	—	6,800
AMI Buyer, Inc.	1,905	—	—	1,905
Amplity Parent, Inc.	4,189	3,669	—	520
Amylu Borrower Sub, LLC	4,063	156	—	3,907
Arcadia Solutions, Inc.	1,786	—	—	1,786
Arcwood Environmental, Inc. (f/k/a Heritage Environmental Services, Inc.)	242	—	4	238
Aspen Aerogels, Inc.	100	15	—	85
Athlete Buyer, LLC	5,383	3,201	214	1,968
August Bioservices, LLC	500	281	—	219
Banner Buyer, LLC	1,935	3	—	1,932
Berner Food & Beverage, LLC	2,881	1,383	—	1,498
Biamp	120	—	4	116
Bingo Group Buyer, Inc.	1,196	25	—	1,171
Brush Group Bidco Limited*	2,017	—	—	2,017
Bullcave Limited	5,526	3,684	—	1,842
BusPatrol Holdco	7,000	300	—	6,700
Camin Cargo Control Holdings, Inc.	3,120	737	—	2,383
Celerion Buyer, Inc.	1,918	—	—	1,918
Cerus Corporation	5,000	956	—	4,044
Channelside AcquisitionCo, Inc. (fka Gruden Acquisition, Inc.)	396	—	116	280
Chronicle Parent LLC	2,781	—	—	2,781
ChyronHego US Holding Corporation	21,000	14,467	—	6,533
CI (MG) GROUP, LLC	9,791	973	—	8,818
CircusTrix Holdings LLC	1,000	—	—	1,000
Club Car Wash Operating, LLC	1,625	—	—	1,625
Club Champion LLC	1,807	187	—	1,620
Colonnade Parent Inc (fka Naviga Inc.)	500	500	—	—
Cool Buyer, Inc.	6,667	1,576	73	5,018
Coretrust Purchasing Group LLC (HPG Enterprises LLC)	1,805	—	—	1,805
Crewline Buyer, Inc.	377	—	—	377
CRS Holdings, Inc.	8,000	—	145	7,855
Crumbl Enterprises LLC	741	120	—	621
CSC Holdings, LLC	100	86	7	7
DCM Parent, LLC	2,326	—	—	2,326
Digital.ai Software Holdings, Inc.	2,419	323	—	2,096
Distinct Holdings Inc	1,758	—	—	1,758
DRS Holdings III, Inc.	1,483	—	—	1,483
Eagle Purchaser, Inc.	677	677	—	—
Eldrickco Limited*	942	478	—	464

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit **	Undrawn Commitment
EmpiRx Health LLC	909	—	227	682
EVER.AG Corporation	1,257	1,257	—	—
Evergreen IX Borrower 2023, LLC	795	—	—	795
Evolv Technologies Holdings, Inc.	9,000	—	—	9,000
Evoriel*	92	—	—	92
ExactCare Parent, Inc.	1,967	—	—	1,967
Excelligence Learning Corporation	2,466	370	223	1,873
F&M Buyer LLC	8,099	—	—	8,099
Flow Control Intermediate Holdings 2.0, LLC	4,667	—	—	4,667
Four Winds Interactive LLC	2,439	—	5	2,434
G Treasury SS LLC	1,659	67	—	1,592
G&A Partners Holding Company II, LLC	4,037	—	—	4,037
Gabriel Partners, LLC	678	678	—	—
GAT-Airline Ground Support Inc	4,782	476	22	4,284
Gateway US Holdings, Inc.	1,346	—	—	1,346
Generator Buyer, Inc.*	2,190	201	40	1,949
Genius Bidco LLC	6,160	155	77	5,928
GI Apple Midco LLC	556	12	50	494
Go Car Wash Management Corp.	417	—	—	417
Green Grass Foods, Inc.	1,250	—	—	1,250
GS SEER Group Borrower LLC	563	—	12	551
HALO Buyer, Inc	1,304	250	4	1,050
Health Management Associates Superholdings, Inc.	284	—	5	279
HEF Safety Ultimate Holdings, LLC	4,200	110	—	4,090
Heniff Holdco, LLC	3,925	3,369	164	392
High Street Buyer, Inc.	2,203	—	7	2,196
Hive Intermediate, LLC	2,326	425	—	1,901
HRO (Hero Digital) Holdings, LLC	2,654	917	32	1,705
Ideal Components Acquisition, LLC	4,408	—	—	4,408
IOTA HOLDINGS 3	4,825	1,274	6	3,545
IQN Holding Corp.	264	128	—	136
Ironhorse Purchaser, LLC	1,932	—	15	1,917
IW Buyer LLC	393	56	9	328
Jacent Strategic Merchandising	3,500	1,589	—	1,911
Kauffman Intermediate, LLC	1,307	1,307	—	—
KL Charlie Acquisition Company	8,612	—	—	8,612
Kure Pain Holdings, Inc.	2,654	175	—	2,479
Lash OpCo, LLC	1,612	415	—	1,197
LendingPoint 2018-1 Funding Trust	16,321	5,395	—	10,926
Lifelong Learner Holdings, LLC	597	562	—	35
Litify LLC	833	—	—	833
Lotus Topco Inc.	1,691	—	—	1,691
LS Clinical Services Holdings, Inc.	1,875	1,730	—	145
Lunar Buyer, LLC	10,909	1,727	—	9,182
M&M OPCO, LLC	476	181	—	295
MacQueen Equipment, LLC	9,900	—	—	9,900
Marlin DTC-LS Midco 2, LLC	685	—	—	685
Maxor National Pharmacy Services, LLC	1,530	—	—	1,530
Medical Guardian, LLC	3,810	381	—	3,429
Merative L.P.	882	—	—	882
Merx Aviation Finance, LLC	26,075	26,075	—	—
MGP Holdings III Corp.	1,546	366	—	1,180
Midwest Vision Partners Management, LLC	630	630	—	—
Mobile Communications America, Inc.	3,558	—	—	3,558
mPulse Mobile, Inc.	1,923	—	—	1,923

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit **	Undrawn Commitment
MRO Parent Corporation	741	—	—	741
Munson Buffalo Restaurant Group LLC	947	—	—	947
Natus Sensory, Inc.	4,150	—	—	4,150
NCP-MSI Buyer	4,167	1,575	25	2,567
NeuroPace, Inc.	1,500	—	—	1,500
New Era Technology, Inc.	1,732	866	—	866
Norvax, LLC (dba GoHealth)	1,790	1,002	—	788
NPPI Buyer, LLC	7,895	—	—	7,895
Olympus Terminals Holdco II LLC	6,373	—	2,142	4,231
OMH-Healthedge Holdings, Inc.	1,312	—	—	1,312
Origami Opportunities Fund III, L.P.	378	—	—	378
Orion Buyer, LLC	3,081	1,401	—	1,680
Overhaul Group, Inc.	4,286	—	—	4,286
Pace Health Companies, LLC	4,399	—	118	4,281
Pai Middle Tier, LLC	3,500	—	—	3,500
Painters Supply and Equipment Co. (fka Graffiti Buyer, Inc.)	4,973	54	—	4,919
Paladone Group Bidco Limited	1,412	1,412	—	—
Paladone Group Bidco Limited*	475	348	—	127
PARS Group LLC	952	—	—	952
Patriot Foods Buyer, Inc.	750	—	—	750
Pavement Preservation Acquisition, LLC	1,293	108	56	1,129
PHOENIX YW BUYER, INC.	1,136	—	—	1,136
PMA Parent Holdings, LLC	987	—	—	987
Poly-Wood, LLC	818	—	—	818
Precision Refrigeration & Air Conditioning LLC	2,273	1,023	—	1,250
Project Comfort Buyer, Inc.	1,731	—	—	1,731
Protein For Pets Opco, LLC	896	242	—	654
Purchasing Power Funding I, LLC	9,113	1,488	—	7,625
R.F. Fager Company, LLC	1,368	47	—	1,321
Rarebreed Veterinary Partners, Inc.	5,429	—	5	5,424
Regis Corporation	4,167	172	833	3,162
Relevant Industrial, LLC	6,589	214	—	6,375
RHI Acquisition LLC	2,310	—	—	2,310
Riverbed Technology, Inc.	160	—	—	160
RoC Holdco LLC	2,195	—	—	2,195
Ronnoco Holdings, Inc.	2,172	—	—	2,172
Roscoe Medical, Inc	819	164	—	655
Saffron Bidco Ltd*	8,269	—	—	8,269
SEV Intermediate Holdco, LLC	1,667	658	—	1,009
Shelby 2021 Holdings Corp.	5,247	—	—	5,247
Shout! Factory LLC	1,579	276	—	1,303
Sigma Buyer LLC	1,500	700	—	800
Simeio Group Holdings, Inc.	884	884	—	—
Smith Topco, Inc.	1,128	—	—	1,128
Space Finco, Inc.	14,362	—	—	14,362
Sperry Acquisition, LLC	3,077	—	—	3,077
Summer Fridays, LLC	1,852	—	—	1,852
Surf Opco, LLC	23,333	20,142	1,667	1,524
Tasty Chick'n LLC	7,614	—	—	7,614
TCW Midco LLC	3,361	—	—	3,361
TeamLINX Buyer, LLC	1,429	—	—	1,429
TELA Bio, Inc.	3,333	—	—	3,333
Telesoft Holdings, LLC	2,273	265	—	2,008
TerSera Therapeutics LLC	1,395	—	—	1,395
Texada Software LLC	1,026	—	—	1,026

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit **	Undrawn Commitment
The North Highland Company LLC	1,935	395	—	1,540
THLP CO. LLC	4,494	2,255	435	1,804
Thomas Scientific, LLC	3,040	2,297	300	443
Titan Luxco I SARL	2,667	278	—	2,389
Titan Luxco I SARL*	130	130	—	—
Traffic Management Solutions, LLC	1,583	—	51	1,532
Treace Medical Concepts, Inc.	3,000	400	—	2,600
Trench Plate Rental Co.	1,818	800	137	881
Trillium Health Care Products Inc.	1,038	1,006	—	32
Trillium Health Care Products Inc.*	602	602	—	—
Truck-Lite Co., LLC	1,391	—	4	1,387
TS Investors, LLC	15,472	—	—	15,472
Turbo Buyer, Inc.	923	694	—	229
Ultra Clean Holdco LLC	6,964	—	—	6,964
Unchained Labs, LLC	726	—	—	726
Uniguest Holdings, Inc	5,159	—	—	5,159
Uplight, Inc.	1,000	—	—	1,000
US MetalCo Holdings LLC	1,320	—	—	1,320
USLS Acquisition, Inc.	2,979	603	57	2,319
Village Pet Care, LLC	4,950	803	—	4,147
Vixxo Corporation	1,250	—	—	1,250
Vybond Buyer, LLC	7,666	—	—	7,666
WC ORS Buyer, Inc.	4,828	1,352	—	3,476
WelldyneRX, LLC	1,923	—	—	1,923
WH BorrowerCo, LLC	7,519	583	—	6,936
WildBrain Ltd.	1,446	578	—	868
Zafin Labs Americas Incorporated	3,333	—	—	3,333
Zendesk, Inc.	2,025	—	8	2,017
Zephyr Buyer, L.P.	3,952	—	—	3,952
Total Commitments	$612,958	135,032	7,299	470,627

* These investments are in a foreign currency and the total commitment has been converted to USD using the September 30, 2025 exchange rate.

** For all letters of credit issued and outstanding on September 30, 2025, $3,732 expired in 2025, $2,900 will expire in 2026, $306 will expire in 2027, $214 will expire in 2029, $145 will expire in 2030 and $2 will expire in 2031.

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

(23) Securities that are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2025, the aggregate fair value of these securities is $133,268 or 10% of the Company's net assets. The acquisition dates of the restricted securities are as follows:

Issuer	Investment Type	Acquisition Date
1244311 B.C. Ltd.	Common Equity - Common Stock	9/30/2020
Arrivia, Inc. (International Cruise & Excursion Gallery, Inc)	Common Equity - Membership Interests	12/31/2024
BSP-TS, LP	Preferred Equity - Preferred Equity	12/23/2024
Carbonfree Chemicals Holdings LLC	Common Equity - Common Equity / Interest	11/1/2019
ChyronHego Corporation	Preferred Equity - Preferred Equity	12/29/2020
Cool Acquisition Holdings, LP	Common Equity - Common Stock	10/31/2024
FC2 LLC	Common Equity - Common Stock	10/14/2022
Merx Aviation Finance, LLC	Common Equity - Membership Interests	9/1/2022
Mitel Networks (International) Limited	Common Equity - Common Stock	6/20/2025
New Era Technology, Inc.	Common Equity - Common Stock	8/21/2025
New Era Technology, Inc.	Preferred Equity - Preferred Equity	8/21/2025
Norvax, LLC (dba GoHealth)	Common Equity - Common Stock	8/6/2025
Overhaul Group, Inc.	Preferred Equity - Preferred Equity	8/18/2025
PAI Co-Investor FT Aggregator LLC	Common Equity - Common Stock	2/13/2025
Paladone Group Holdings Limited	Common Equity - Common Stock	5/1/2025
Renovo Home Partners	Preferred Equity - Preferred Equity	4/14/2025
Renovo Home Partners	Common Equity - Common Stock	4/14/2025
Ronnoco Holdings, Inc.	Preferred Equity - Preferred Equity	3/17/2025
Ronnoco Holdings, Inc.	Common Equity - Common Stock	4/1/2025
SMC IR Holdings, LLC	Common Equity - Common Stock	12/24/2024
Space Parent, LP	Common Equity - Common Stock	2/5/2025
Space Parent, LP	Preferred Equity - Preferred Equity	2/5/2025
Sperry Parent Holdings, L.P.	Common Equity - Common Stock	2/3/2025
SPS Commerce, Inc.	Common Equity - Common Stock	2/10/2025
Surf Opco, LLC	Common Equity - Class A-1 Common	3/17/2021
Surf Opco, LLC	Preferred Equity - Class P-1 Preferred	3/17/2021
Third Lane Mobility Inc.	Common Equity - Common Stock	3/22/2024
Trench Safety Solutions Holdings, LLC	Preferred Equity - Preferred Equity	4/3/2025
TVG Orion Blocker, Inc.	Common Equity - Common Stock	7/18/2024
WC ORS Holdings, L.P.	Common Equity - Common Stock	8/7/2024

(24)
The Company has approximately 22.5% ownership interest in Auto Pool 2023 Trust. Auto Pool 2023 Trust holds underlying assets that consist of a pool of retail auto loans and residual interests in auto loan trusts. The Company also continues to have an interest in any residual assets from the bankruptcy proceedings related to U.S. Auto Finance.
(25)
Common shares in 1244311 B.C. Ltd. are CAD denominated equity investments. Preferred and ordinary shares in Solarplicity UK Holdings Limited are
GBP denominated equity investments.
(26)
Treace Medical Concepts, Inc. is subject to an interest rate cap. The investment is capped at the lesser of stated interest rate and 3.00% plus the applicable margin.
(27)
The interest rate on these loans is subject to Prime, which as of September 30, 2025 was 7.25%.
(28)
The interest rate on these loans is subject to SONIA, which as of September 30, 2025 was 3.97%.
(29)
The interest rate on these loans is subject to 1 month SOFR, which as of September 30, 2025 was 4.13%.
(30)
The interest rate on these loans is subject to 3 months SOFR, which as of September 30, 2025 was 3.98%.
(31)
The interest rate on these loans is subject to 6 months SOFR, which as of September 30, 2025 was 3.85%.
(32)
The interest rate on these loans is subject to 12 months SOFR, which as of September 30, 2025 was 3.66%.
See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

(33)
The interest rate on these loans is subject to 1 month CORRA, which as of September 30, 2025 was 2.54%.
(34)
The interest rate on these loans is subject to 3 months EURIBOR, which as of September 30, 2025 was 2.03%.
(35)
The interest rate on these loans is subject to 6 months EURIBOR, which as of September 30, 2025 was 2.10%.
(36)
This security is included in the Cash and Cash Equivalents on the Consolidated Statements of Assets and Liabilities.

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

(37)
The following shows the composition of the Company’s portfolio at cost by control designation, investment type and industry as of September 30, 2025:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/ Interests	Warrants	Total
Non-Controlled / Non-Affiliated Investments
Aerospace & Defense	$6,783	$—	$—	$—	$—	$99	$—	$6,882
Air Freight & Logistics	25,079	—	—	—	—	—	—	25,079
Automobile Components	18,141	—	—	—	—	23,856	—	41,997
Beverages	5,198	—	—	—	100	—	—	5,298
Biotechnology	28,822	—	—	—	333	—	389	29,544
Building Products	23,315	—	—	—	—	—	—	23,315
Chemicals	31,257	—	—	—	—	—	—	31,257
Commercial Services & Supplies	143,352	—	—	—	111	683	—	144,146
Communications Equipment	9,816	—	—	—	—	584	—	10,400
Construction & Engineering	80,763	—	—	—	4,348	300	—	85,411
Consumer Staples Distribution & Retail	38,345	—	—	—	—	169	—	38,514
Containers & Packaging	45,778	—	—	—	—	—	—	45,778
Diversified Consumer Services	196,726	—	—	—	—	632	—	197,358
Diversified Telecommunication Services	1,021	—	1,464	—	—	—	—	2,485
Electric Utilities	4,079	—	—	—	—	—	—	4,079
Electrical Equipment	48,735	—	—	—	—	—	—	48,735
Electronic Equipment, Instruments & Components	46,283	—	—	—	—	—	—	46,283
Energy Equipment & Services	2,529	—	—	—	—	—	—	2,529
Entertainment	26,967	—	—	—	—	—	—	26,967
Financial Services	129,958	—	—	—	534	17,088	—	147,580
Food Products	64,326	—	—	—	448	1,588	—	66,362
Ground Transportation	53,084	—	—	—	—	—	—	53,084
Health Care Equipment & Supplies	152,631	—	—	—	—	1,426	—	154,057
Health Care Providers & Services	300,091	—	—	—	75	318	—	300,484
Health Care Technology	54,329	90	—	—	—	—	—	54,419
Hotels, Restaurants & Leisure	99,541	—	—	—	—	—	—	99,541
Household Durables	30,765	—	—	—	—	—	—	30,765
Independent Power & Renewable Electricity Producers	7,231	—	—	—	5,623	4	—	12,858
Insurance	65,676	—	—	—	—	—	—	65,676
Interactive Media & Services	32,048	7,703	—	—	—	—	—	39,751

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/ Interests	Warrants	Total
IT Services	69,027	—	—	—	10,818	77	—	$79,922
Leisure Products	70,984	—	—	—	492	93	—	71,569
Life Sciences Tools & Services	19,238	—	—	—	—	—	—	19,238
Machinery	66,831	—	—	—	—	—	—	66,831
Media	67,016	—	—	—	473	610	—	68,099
Multi-Utilities	19,529	—	—	—	—	42	—	19,571
Paper & Forest Products	14,715	—	—	—	—	—	—	14,715
Personal Care Products	72,579	—	—	—	—	100	—	72,679
Pharmaceuticals	80,532	—	21	—	215	212	—	80,980
Professional Services	80,819	—	—	—	—	46	—	80,865
Software	372,461	—	—	—	—	669	—	373,130
Specialty Retail	16,282	—	—	—	—	—	—	16,282
Technology Hardware, Storage & Peripherals	12,664	—	—	—	—	—	—	12,664
Textiles, Apparel & Luxury Goods	24,648	—	—	—	—	575	—	25,223
Trading Companies & Distributors	66,422	—	—	—	—	955	—	67,377
Transportation Infrastructure	17,636	—	—	—	—	—	—	17,636
Wireless Telecommunication Services	6,155	—	—	—	—	—	—	6,155
Total Non-Controlled / Non-Affiliated Investments	$2,850,207	$7,793	$1,485	$—	$23,570	$50,126	$389	$2,933,570
Non-Controlled / Affiliated Investments
Chemicals	12,500	—	—	—	—	56,505	—	$69,005
Electronic Equipment, Instruments & Components	34,596	—	—	—	1,715	—	—	36,311
Financial Services	—	—	—	34,004	—	—	—	34,004
Ground Transportation	22,685	—	—	—	—	722	—	23,407
Hotels, Restaurants & Leisure	8,739	—	—	—	—	4,740	—	13,479
Leisure Products	—	—	—	—	—	1,000	—	1,000
Total Non-Controlled / Affiliated Investments	$78,520	$—	$—	$34,004	$1,715	$62,967	$—	$177,206
Controlled Investments
Media	120,408	—	—	—	6,000	—	—	$126,408
Passenger Airlines	26,075	—	—	—	—	74,890	—	100,965
Total Controlled Investments	$146,483	$—	$—	$—	$6,000	$74,890	$—	$227,373
Total	$3,075,210	$7,793	$1,485	$34,004	$31,285	$187,983	$389	$3,338,149

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

(38)
The following shows the composition of the Company’s portfolio at fair value by control designation, investment type and industry as of September 30, 2025:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/ Interests	Warrants	Total	% of Net Assets
Non-Controlled / Non-Affiliated Investments
Aerospace & Defense	$6,779	$—	$—	$—	$—	$90	$—	$6,869	0.50%
Air Freight & Logistics	25,346	—	—	—	—	—	—	25,346	1.85%
Automobile Components	17,745	—	—	—	—	327	—	18,072	1.32%
Beverages	5,189	—	—	—	100	—	—	5,289	0.39%
Biotechnology	29,033	—	—	—	401	184	198	29,816	2.18%
Building Products	23,229	—	—	—	—	—	—	23,229	1.70%
Chemicals	31,344	—	—	—	—	—	—	31,344	2.29%
Commercial Services & Supplies	143,523	—	—	—	101	460	—	144,084	10.53%
Communications Equipment	9,826	—	—	—	—	880	—	10,706	0.78%
Construction & Engineering	74,294	—	—	—	3,261	45	—	77,600	5.67%
Consumer Staples Distribution & Retail	37,912	—	—	—	—	—	—	37,912	2.77%
Containers & Packaging	46,032	—	—	—	—	—	—	46,032	3.37%
Diversified Consumer Services	196,380	—	—	—	—	1,270	—	197,650	14.45%
Diversified Telecommunication Services	1,050	—	1,310	—	—	—	—	2,360	0.17%
Electric Utilities	4,125	—	—	—	—	—	—	4,125	0.30%
Electrical Equipment	49,069	—	—	—	—	—	—	49,069	3.59%
Electronic Equipment, Instruments & Components	46,390	—	—	—	—	—	—	46,390	3.39%
Energy Equipment & Services	2,547	—	—	—	—	—	—	2,547	0.19%
Entertainment	27,041	—	—	—	—	—	—	27,041	1.98%
Financial Services	121,557	—	—	—	454	518	—	122,529	8.96%
Food Products	64,098	—	—	—	425	1,598	—	66,121	4.83%
Ground Transportation	52,949	—	—	—	—	—	—	52,949	3.87%
Health Care Equipment & Supplies	152,249	—	—	—	—	1,043	—	153,292	11.21%
Health Care Providers & Services	289,874	—	—	—	115	298	—	290,287	21.22%

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/ Interests	Warrants	Total	% of Net Assets
Health Care Technology	54,603	72	—	—	—	—	—	$54,675	4.00%
Hotels, Restaurants & Leisure	94,879	—	—	—	—	—	—	94,879	6.94%
Household Durables	28,840	—	—	—	—	—	—	28,840	2.11%
Independent Power & Renewable Electricity Producers	989	—	—	—	—	—	—	989	0.07%
Insurance	65,848	—	—	—	—	—	—	65,848	4.81%
Interactive Media & Services	32,646	—	—	—	—	—	—	32,646	2.39%
IT Services	69,115	—	—	—	10,818	48	—	79,981	5.85%
Leisure Products	70,268	—	—	—	211	108	—	70,587	5.16%
Life Sciences Tools & Services	18,804	—	—	—	—	—	—	18,804	1.37%
Machinery	67,156	—	—	—	—	—	—	67,156	4.91%
Media	66,391	—	—	—	626	769	—	67,786	4.96%
Multi-Utilities	17,488	—	—	—	—	48	—	17,536	1.28%
Paper & Forest Products	14,689	—	—	—	—	—	—	14,689	1.07%
Personal Care Products	72,867	—	—	—	—	179	—	73,046	5.34%
Pharmaceuticals	80,437	—	21	—	232	252	—	80,942	5.92%
Professional Services	80,260	—	—	—	—	1,756	—	82,016	6.00%
Software	364,717	—	—	—	—	1,199	—	365,916	26.75%
Specialty Retail	16,590	—	—	—	—	—	—	16,590	1.21%
Technology Hardware, Storage & Peripherals	12,585	—	—	—	—	—	—	12,585	0.92%
Textiles, Apparel & Luxury Goods	24,451	—	—	—	—	73	—	24,524	1.79%
Trading Companies & Distributors	64,776	—	—	—	—	371	—	65,147	4.86%
Transportation Infrastructure	17,727	—	—	—	—	—	—	17,727	1.30%
Wireless Telecommunication Services	5,040	—	—	—	—	—	—	5,040	0.37%
Total Non-Controlled / Non-Affiliated Investments	$2,798,747	$72	$1,331	$—	$16,744	$11,516	$198	$2,828,608	206.78%
% of Net Assets	204.60%	0.01%	0.10%	0.00%	1.22%	0.84%	0.01%	206.78%

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/ Interests	Warrants	Total	% of Net Assets
Non-Controlled / Affiliated Investments
Chemicals	12,414	—	—	—	—	18,515	—	$30,929	2.26%
Electronic Equipment, Instruments & Components	29,554	—	—	—	2,350	65	—	31,969	2.34%
Financial Services	—	—	—	19,261	—	—	—	19,261	1.41%
Ground Transportation	22,888	—	—	—	—	714	23	23,625	1.73%
Hotels, Restaurants & Leisure	3,959	—	—	—	—	2,517	—	6,476	0.47%
Leisure Products	—	—	—	—	—	115	—	115	0.01%
Total Non-Controlled / Affiliated Investments	$68,815	$—	$—	$19,261	$2,350	$21,926	$23	$112,375	8.22%
% of Net Assets	5.03%	0.00%	0.00%	1.41%	0.17%	1.60%	0.00%	8.22%
Controlled Investments
Media	120,623	—	—	—	14,586	—	—	135,209	9.88%
Passenger Airlines	26,075	—	—	—	—	78,698	—	104,773	7.66%
Total Controlled Investments	$146,698	$—	$—	$—	$14,586	$78,698	$—	$239,982	17.54%
% of Net Assets	10.72%	0.00%	0.00%	0.00%	1.07%	5.75%	0.00%	17.54%
Total	$3,014,260	$72	$1,331	$19,261	$33,680	$112,140	$221	$3,180,965	232.54%
% of Net Assets	220.35%	0.01%	0.10%	1.41%	2.46%	8.20%	0.02%	232.54%

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry Classification	Percentage of Total Investments (at Fair Value) as of September 30, 2025
Software	11.5%
Health Care Providers & Services	9.1%
Media	6.4%
Diversified Consumer Services	6.2%
Health Care Equipment & Supplies	4.8%
Commercial Services & Supplies	4.5%
Financial Services	4.5%
Passenger Airlines	3.3%
Hotels, Restaurants & Leisure	3.2%
Professional Services	2.6%
Pharmaceuticals	2.5%
IT Services	2.5%
Electronic Equipment, Instruments & Components	2.5%
Construction & Engineering	2.4%
Ground Transportation	2.4%
Personal Care Products	2.3%
Leisure Products	2.2%
Machinery	2.1%
Food Products	2.1%
Insurance	2.1%
Chemicals	2.0%
Health Care Technology	1.7%
Trading Companies & Distributors	1.5%
Electrical Equipment	1.5%
Containers & Packaging	1.4%
Consumer Staples Distribution & Retail	1.2%
Interactive Media & Services	1.0%
Biotechnology	0.9%
Household Durables	0.9%
Entertainment	0.9%
Air Freight & Logistics	0.8%
Textiles, Apparel & Luxury Goods	0.8%
Building Products	0.7%
Life Sciences Tools & Services	0.6%
Automobile Components	0.6%
Transportation Infrastructure	0.6%
Multi-Utilities	0.6%
Specialty Retail	0.5%
Oil, Gas & Consumable Fuels	0.5%
Paper & Forest Products	0.5%
Technology Hardware, Storage & Peripherals	0.4%
Communications Equipment	0.3%
Aerospace & Defense	0.2%
Beverages	0.2%
Wireless Telecommunication Services	0.2%
Electric Utilities	0.1%
Energy Equipment & Services	0.1%
Diversified Telecommunication Services	0.1%
Total Investments	100.0%

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 1. Organization

MidCap Financial Investment Corporation (the “Company,” “we,” “us,” or “our”), a Maryland corporation incorporated on February 2, 2004, is a closed-end, externally managed, diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We commenced operations on April 8, 2004 receiving net proceeds of $870,000 from our initial public offering by selling 62 million shares of common stock at a price of $15.00 per share (20.7 million shares at a price of $45.00 per share adjusted for the one-for-three reverse stock split). Since then, and through September 30, 2025, we have raised approximately $2,240,067 in net proceeds from additional offerings of common stock, including the Mergers with AFT and AIF (see Note 10 “Mergers with AFT and AIF” for additional information), and repurchased common stock for $254,186.

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

As of September 30, 2025, the Company's consolidated subsidiaries were MFIC Bethesda CLO 1 LLC, Bethesda CLO 1 Depositor LLC, MFIC Bethesda CLO 2 LLC, Bethesda CLO 2 Depositor LLC, MFIC Lender LLC, MFIC Alpha SPV LLC, MFIC Beta SPV LLC, MFIC Gamma SPV LLC, MFIC Delta SPV LLC, MFIC Epsilon SPV LLC, MFIC Zeta SPV, MFIC Eta SPV LLC, MFIC Theta SPV LLC, MFIC Iota SPV LLC, and MFIC Kappa SPV LLC.

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

Cash and cash equivalents are carried at cost which approximates fair value. Cash and cash equivalents held as of September 30, 2025 was $62,502. Cash and cash equivalents held as of December 31, 2024 was $74,357.

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Investments determined by these valuation procedures which have a fair value of less than $1 million during the prior fiscal quarter may be valued based on inputs identified by the Investment Adviser without the necessity of obtaining valuation from an independent valuation firm, if once annually an independent valuation firm using the procedures described herein provides an independent assessment of value. Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. During the three months ended September 30, 2025, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

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

As of September 30, 2025 and December 31, 2024, the Company did not hold any derivatives.

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

Non-Accrual Income

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Federal and State Income Taxes

We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must (among other requirements) meet certain source-of-income and asset diversification requirements and timely distribute to its stockholders at least 90% of its investment company taxable income as defined by the Code, for each year. The Company (among other requirements) has made and intends to continue to make the requisite distributions to its stockholders, which will generally relieve the Company from corporate-level income taxes. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to stockholders through September 30, 2025 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ending December 31, 2025. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividend and distributions and other permanent book and tax difference are reclassified to paid-in capital.

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

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the consolidated financial statements. As of September 30, 2025, there were no uncertain tax positions and no amounts accrued for interest or penalties. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal.

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Recent Accounting Pronouncements

Income Taxes

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” (“ASU 2023-09”). ASU 2023-09 requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its year-end financial statements.

Income Statement - Reporting Comprehensive Income

In November 2024, the FASB issued Accounting Standard Update (“ASU”) No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). The amendments in ASU 2024-03 improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. This information generally is not presented in the consolidated financial statements today. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

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

For accounting purposes only, we are required under GAAP to accrue a theoretical capital gains incentive fee based upon net realized capital gains and unrealized capital gain and loss on investments held at the end of each period. The accrual of this theoretical capital gains incentive fee assumes all unrealized capital gain and loss is realized in order to reflect a theoretical capital gains incentive fee that would be payable to the Investment Adviser at each measurement date. There was no accrual for theoretical capital gains incentive fee for the three and nine months ended September 30, 2025 and 2024. It should be noted that a fee so calculated and accrued would not be payable under the Investment Advisers Act of 1940 (the “Advisers Act”) or the investment advisory management agreement, and would not be paid based upon such computation of capital gains incentive fees in subsequent periods. Amounts actually paid to the Investment Adviser will be consistent with the Advisers Act and formula reflected in the investment advisory management agreement which specifically excludes consideration of unrealized capital gain.

For the three and nine months ended September 30, 2025, the Company recognized $6,069 and $18,209, respectively, of management fees, and $5,818 and $16,100, respectively, of incentive fees before impact of waived fees. For the three and nine months ended September 30, 2024, the Company recognized $4,428 and $13,203, respectively, of management fees, and $4,601 and $16,212, respectively, of incentive fees before impact of waived fees. For the three and nine months ended September 30, 2025 and 2024, no management fees and no incentive fees were waived.

As of September 30, 2025 management and performance-based incentive fees payable were $6,069 and $5,818, respectively. As of December 31, 2024, management and performance-based incentive fees payable were $6,247 and $5,336, respectively.

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

There was no management fee and performance-based incentive fee offset for the three and nine months ended September 30, 2025 and 2024, respectively.

Administration Agreement with AIA

The Company has also entered into an administration agreement with the Administrator (the “Administration Agreement”) under which AIA provides administrative services for the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator and requested to be reimbursed by the Administrator in performing its obligations under the Administration Agreement. The expenses include rent and the Company’s allocable portion of compensation and other related expenses for its Chief Financial Officer, Chief Legal Officer and Chief Compliance Officer and their respective staffs. For the three and nine months ended September 30, 2025, the Company recognized administrative services expense under the Administration Agreement of $1,029 and $3,055, respectively. For the three and nine months ended September 30, 2024, the Company recognized administrative services expense under the Administration Agreement of $1,036 and $3,084, respectively. There was no amount payable to AIA and its affiliates for expenses paid on our behalf as of September 30, 2025 and December 31, 2024.

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

For the three and nine months ended September 30, 2025, the Company recognized administrative service expense reimbursements of $252 and $1,269, respectively, under the Merx Administration Agreement. For the three and nine months ended September 30, 2024, the Company recognized administrative service expense reimbursements of $75 and $225, respectively, under the Merx Administration Agreement.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Debt Expense Reimbursements

The Company has also entered into debt expense reimbursement agreements with Merx and several other portfolio companies, which will reimburse the Company for reasonable out-of-pocket expenses incurred, including any interest, fees or other amounts incurred by the Company in connection with letters of credit issued on their behalf. For the three and nine months ended September 30, 2025, the Company recognized debt expense reimbursements of $32 and $101, respectively, under the debt expense reimbursement agreements. For the three and nine months ended September 30, 2024, the Company recognized debt expense reimbursements of $87 and $372, respectively, under the debt expense reimbursement agreements.

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

As of September 30, 2025, the Company’s co-investment holdings were 87% of the portfolio or $2,775,216, measured at fair value. On a cost basis, 85% of the portfolio or $2,830,152 were co-investments. As of December 31, 2024, the Company’s co-investment holdings were 80% of the portfolio or $2,417,102, measured at fair value. On a cost basis, 77% of the portfolio or $2,448,523 were co-investments.

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

In 2022, we announced our plans to reduce our aviation leasing platform that is operating through Merx. Effective February 21, 2023, as a result of the planned reduction and the pending departure of certain Merx personnel, Merx and Apollo agreed to an Amended Servicing Agreement and to terminate the Research Support Agreement, the Technical Support Agreement and the Fee Offset Agreement in exchange for a termination fee of $7.5 million. Under the Amended Servicing Agreement and the subservicing agreement, as amended, with an affiliate, as part of the February 21, 2023 termination payment, Merx will continue to service certain legacy Apollo aircraft investments during its reduction.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

On September 1, 2022, $110,700 of the Merx first lien secured revolver held by the Company was converted into common equity. On September 30, 2023, Merx amended its credit agreement and the commitment of the Merx first lien secured revolver decreased to $100,000. During the quarter of September 30, 2025, the Company received a net repayment from Merx totaling approximately $97 million from insurers related to three aircraft detained in Russia and the sale of the majority of its aircraft. The balance of the Merx revolver as of September 30, 2025 was $26,075 and as of December 31, 2024 was $59,575.

Sub-Servicing Agreement

On November 2, 2023, MFIC Bethesda CLO 1 LLC entered into a sub-servicing agreement with MidCap Financial Services, LLC (the “Sub-Servicing Agreement”), under which MidCap Financial Services, LLC provides management services to Bethesda CLO 1 Issuer in connection with the issuance of the Bethesda CLO 1 Notes. Under the Sub-Servicing Agreement, MFIC Bethesda CLO 1 LLC will pay MidCap Financial Services, LLC a fee in the amount of $100 on an annual basis. The Company paid $50 and $50 to Midcap Financial Services, LLC during the three and nine months ended September 30, 2025, respectively. The Company paid $— and $41 to Midcap Financial Services, LLC during the three and nine months ended September 30, 2024, respectively.

On February 24, 2025, MFIC Bethesda CLO 2 LLC entered into a sub-servicing agreement with MidCap Financial Services, LLC (the “CLO2 Sub-Servicing Agreement”), under which MidCap Financial Services, LLC provides management services to Bethesda CLO 2 Issuer in connection with the issuance of the Bethesda CLO 2 Notes. Under the Sub-Servicing Agreement, MFIC Bethesda CLO 2 LLC will pay MidCap Financial Services, LLC a fee in the amount of $100 on an annual basis. The Company paid $10 and $10 to Midcap Financial Services, LLC during the three and nine months ended September 30, 2025.

Note 4. Earnings Per Share

The following table sets forth the computation of earnings (loss) per share, pursuant to ASC 260-10, for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic Earnings Per Share
Net increase (decrease) in net assets resulting from operations	$27,454	$26,716	$75,900	$74,761
Weighted average shares outstanding	93,303,622	87,268,679	93,426,714	72,645,309
Basic earnings (loss) per share	$0.29	$0.31	$0.81	$1.03

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 5. Investments

Fair Value Measurement and Disclosures

The following table shows the composition of our investment portfolio as of September 30, 2025, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$3,075,210	$3,014,260	$—	$54,106	$2,960,154
Second Lien Secured Debt	7,793	72	—	—	72
Unsecured Debt	1,485	1,331	—	1,310	21
Structured Products and Other	34,004	19,261	—	—	19,261
Preferred Equity	31,285	33,680	—	—	33,680
Common Equity/Interests	187,983	112,140	271	—	111,869
Warrants	389	221	—	—	221
Total Investments	$3,338,149	$3,180,965	$271	$55,416	$3,125,278
Money Market Fund	$183	$183	$183	$—	$—
Total Cash Equivalents	$183	$183	$183	$—	$—
Total Investments after Cash Equivalents	$3,338,332	$3,181,148	$454	$55,416	$3,125,278

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

The following table shows changes in the fair value of our Level 3 investments during the three months ended September 30, 2025:

	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Fair value as of June 30, 2025	$3,035,815	$75	$21	$21,599	$23,895	$168,052	$162	$3,249,619
Net realized gains (losses)	(4,974)	198	—	—	—	(10,627)	(576)	(15,979)
Net change in unrealized gains (losses)	(16,191)	(8)	—	(747)	(1,132)	27,460	635	10,017
Net amortization on investments	2,225	—	—	—	—	—	—	2,225
Purchases, including capitalized PIK (3)	165,541	5	—	48	10,917	225,311	—	401,822
Sales (3)	(228,952)	(198)	—	(1,639)	—	(298,327)	—	(529,116)
Transfers out of Level 3 (1)	—	—	—	—	—	—	—	—
Transfers into Level 3 (1)	6,690	—	—	—	—	—	—	6,690
Fair value as of September 30, 2025	$2,960,154	$72	$21	$19,261	$33,680	$111,869	$221	$3,125,278

Net change in unrealized gains (losses) on Level 3 investments still held as of September 30, 2025	$(23,185)	$261	$—	$(747)	$(1,135)	$16,261	$59	$(8,485)
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
(2)
Includes unfunded commitments measured at fair value of $(7,219).
(3)
Includes reorganizations and restructuring of investments.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

The following table shows changes in the fair value of our Level 3 investments during the nine months ended September 30, 2025:

	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Fair value as of December 31, 2024	$2,676,253	$5,764	$117	$26,101	$24,831	$161,648	$136	$2,894,850
Net realized gains (losses)	(13,123)	(2,303)	(2,672)	—	—	(8,644)	(576)	(27,318)
Net change in unrealized gains (losses)	(21,851)	(2,724)	2,576	(2,202)	(6,367)	35,410	661	5,503
Net amortization on investments	5,470	—	—	—	—	—	—	5,470
Purchases, including capitalized PIK (3)	848,147	14	—	200	15,466	226,584	—	1,090,411
Sales (3)	(534,673)	(679)	—	(4,838)	(250)	(303,129)	—	(843,569)
Transfers out of Level 3 (1)	(69)	—	—	—	—	—	—	(69)
Transfers into Level 3 (1)	—	—	—	—	—	—	—	—
Fair value as of September 30, 2025	$2,960,154	$72	$21	$19,261	$33,680	$111,869	$221	$3,125,278

Net change in unrealized gains (losses) on Level 3 investments still held as of September 30, 2025	$(28,622)	$(7,705)	$—	$(2,202)	$(6,368)	$27,086	$85	$(17,727)

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
(2)
Includes unfunded commitments measured at fair value of $(7,219).
(3)
Includes reorganizations and restructuring of investments.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

The following table shows changes in the fair value of our Level 3 investments during the three months ended September 30, 2024:

	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Fair value as of June 30, 2024	$2,202,813	$5,446	$325	$34,705	$32,610	$158,583	$170	$2,434,652
Net realized gains (losses)	472	(9)	—	—	—	1,267	—	1,730
Net change in unrealized gains (losses)	(9,268)	(596)	(219)	(1,682)	2,503	(1,285)	(36)	(10,583)
Net amortization on investments	2,078	7	—	—	—	—	—	2,085
Purchases, including capitalized PIK (3)	540,814	3,619	20	—	473	2,334	—	547,260
Sales (3)	(124,197)	(201)	—	(4,492)	(10,136)	(1,573)	—	(140,599)
Transfers out of Level 3 (1)	—	—	—	—	—	—	—	—
Transfers into Level 3 (1)	—	—	—	—	—	—	—	—
Fair value as of September 30, 2024	$2,612,712	$8,266	$126	$28,531	$25,450	$159,326	$134	$2,834,545

Net change in unrealized gains (losses) on Level 3 investments still held as of September 30, 2024	$(8,387)	$(553)	$(154)	$(1,682)	$(1,227)	$95	$(36)	$(11,944)

The following table shows changes in the fair value of our Level 3 investments during the nine months ended September 30, 2024:

	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Fair value as of December 31, 2024	$2,075,031	$31,887	$—	$41,333	$32,405	$152,127	$199	$2,332,982
Net realized gains (losses)	(2,318)	264	—	—	—	(14,074)	—	(16,128)
Net change in unrealized gains (losses)	(9,974)	11,434	(2,566)	(7,754)	2,592	8,526	(641)	1,617
Net amortization on investments	5,655	13	—	—	—	—	—	5,668
Purchases, including capitalized PIK (3)	1,115,734	3,918	2,692	2,533	590	14,739	576	1,140,782
Sales (3)	(571,416)	(31,540)	—	(7,581)	(10,137)	(1,992)	—	(622,666)
Transfers out of Level 3 (1)	—	(7,710)	—	—	—	—	—	(7,710)
Transfers into Level 3 (1)	—	—	—	—	—	—	—	—
Fair value as of September 30, 2024	$2,612,712	$8,266	$126	$28,531	$25,450	$159,326	$134	$2,834,545

Net change in unrealized gains (losses) on Level 3 investments still held as of September 30, 2024	$(18,701)	$(1,454)	$(2,566)	$(7,754)	$(1,961)	$6,902	$(641)	$(26,175)

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of September 30, 2025 and December 31, 2024. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

The unobservable inputs used in the fair value measurement of our Level 3 investments as of September 30, 2025 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range		Weighted Average (1)
First Lien Secured Debt	$2,665,125	Yield Analysis	Discount Rate	3.9%	42.5%	10.7%
	146,493	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
	81,862	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	49,499	Cost Approach	Cost Approach	N/A	N/A	N/A
	12,680	Market Comparable Technique	Comparable Multiple	0.4x	4.8x	3.2x
	4,494	Transactional Value	Transactional Value	N/A	N/A	N/A
Second Lien Secured Debt	72	Yield Analysis	Discount Rate	16.4%	16.4%	16.4%
Unsecured Debt	21	Market Comparable Technique	Comparable Multiple	19.3x	19.3x	19.3x
Structured Products and Other	19,261	Yield Analysis	Discount Rate	8.8%	13.0%	10.6%
Preferred Equity	22,209	Market Comparable Technique	Comparable Multiple	0.4x	16.8x	9.0x
	10,818	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	454	Yield Analysis	Discount Rate	12.0%	12.0%	12.0%
	100	Cost Approach	Cost Approach	N/A	N/A	N/A
	99	Transactional Value	Transactional Value	N/A	N/A	N/A
Common Equity/Interests	79,159	Yield Analysis	Discount Rate	12.0%	13.0%	0.0%
	18,515	Estimated Proceeds	Estimated Proceeds	N/A	N/A	N/A
	13,298	Market Comparable Technique	Comparable Multiple	0.4x	19.3x	5.5x
	715	Transactional Value	Transactional Value	N/A	N/A	N/A
	133	Option Pricing Model	Expected Volatility	95.0%	95.0%	48.7%
	49	Recent Transaction	Recent Transaction	N/A	N/A	N/A
Warrants	198	Option Pricing Model	Expected Volatility	50.0%	50.0%	50.0%
	14	Transactional Value	Transactional Value	N/A	N/A	N/A
	9	Market Comparable Technique	Comparable Multiple	19.3x	19.3x	19.3x
Total Level 3 Investments	$3,125,278

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

Investment Transactions

For the three and nine months ended September 30, 2025, purchases of investments on a trade date basis were $400,391 and $1,081,031, respectively. For the three and nine months ended September 30, 2024, purchases of investments on a trade date basis including all activities from the Mergers were $911,941 and $1,310,094, respectively.

For the three and nine months ended September 30, 2025, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $548,414 and $914,685, respectively. For the three and nine months ended September 30, 2024, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis including all activities from the Mergers were $327,347 and $619,093, respectively.

PIK Income

The Company holds loans and other investments, including certain preferred equity investments, that have contractual PIK income. PIK income computed at the contractual rate is accrued into income and reflected as a receivable up to the capitalization date. During the three and nine months ended September 30, 2025, PIK income earned was $4,192 and $12,886, respectively. During the three and nine months ended September 30, 2024, PIK income earned was $2,974 and $7,476, respectively.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

The following table shows the change in capitalized PIK balance for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
PIK balance at beginning of period	$47,116	$28,909	$36,656	$24,485
PIK income capitalized	4,745	4,302	16,135	8,726
Adjustments due to investments exited or written off	—	—	(930)	—
PIK income received in cash	—	—	—	—
PIK balance at end of period	$51,861	$33,211	$51,861	$33,211

Dividend Income on Collateralized Loan Obligations (“CLOs”) and Structured Finance Products

The Company holds structured finance products and other investments. The CLO equity investments and structured finance products are entitled to recurring distributions which are generally equal to the excess cash flow generated from the underlying investments after meeting contractual obligations to debt holders and paying fund expenses. The Company recognizes dividend income on its beneficial interests in structured products, such as CLOs, based on projected cash flows subject to various uncertainties and contingencies. During the three and nine months ended September 30, 2025, dividend income from structured products was $200 and $640, respectively. During the three and nine months ended September 30, 2024, dividend income from structured products was $241 and $476, respectively.

Investments on Non-Accrual Status

As of September 30, 2025, 4.4% of total investments at amortized cost, or 3.1% of total investments at fair value, were on non-accrual status. As of December 31, 2024, 2.1% of total investments at amortized cost, or 1.3% of total investments at fair value, were on non-accrual status.

Derivative Instruments

In the normal course of business, the Company enters into derivative financial instruments to achieve certain risk management objectives, including managing its interest rate and foreign currency risk exposures.

At the beginning of the second quarter, the Company held forward currency contracts with notional amounts totaling $9,684. These contracts were settled during the quarter ended June 30, 2025, resulting in a net realized loss of $610 which is included in "Net realized gain (loss) on forward contracts" in the Statement of Operations. No derivative contracts were outstanding as of September 30, 2025.

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

The Company’s outstanding debt obligations as of September 30, 2025 were as follows:

	Date Issued/ Amended	Total Aggregate Principal Amount Committed		Principal Amount Outstanding		Fair Value		Final Maturity Date
Senior Secured Facility	10/17/2024	$1,660,000	**	$1,084,913	*	$1,084,913	(1)	10/17/2029
MFIC Bethesda CLO I LLC Class A-1 Notes	11/2/2023	232,000		232,000		232,116	(2)	10/23/2035
MFIC Bethesda CLO 2 LLC Notes (Class A-1, Class A-2, Class B and Class C)	2/24/2025	399,000		399,000		398,227	(2)	1/23/2037
2026 Notes	7/16/2021	125,000		125,000		123,375	(2)	7/16/2026
2028 Notes	12/13/2023	80,000		80,000		80,608	(3)	12/15/2028
Total Debt Obligations		$2,496,000		$1,920,913		$1,919,239
Deferred Financing Costs and Debt Discount				(5,839)
Total Debt Obligations, net of Deferred Financing Cost and Debt Discount				$1,915,074

* Includes foreign currency debt obligations as outlined in Foreign Currency Transactions and Translations within this note to the consolidated financial statements.

** As of September 30, 2025, total lender commitments were $1,660,000.

(1)
The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of September 30, 2025. The valuation is based on a yield analysis and discount rate commensurate with the market yields for similar types of debt.
(2)
The fair value of these debt obligations would be categorized as Level 2 under ASC 820 as of September 30, 2025. The valuation is based on broker quoted prices.
(3)
The fair value of these debt obligations would be categorized as Level 1 under ASC 820 as of September 30, 2025. The valuation is arrived using the closing price on exchange as on the relevant date.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

The Company’s outstanding debt obligations as of December 31, 2024 were as follows:

	Date Issued/ Amended	Total Aggregate Principal Amount Committed		Principal Amount Outstanding		Fair Value		Final Maturity Date
Senior Secured Facility	10/17/2024	$1,660,000	**	$970,148	*	$970,148	(1)	10/17/2029
Bethesda CLO 1 Class A-1	11/2/2023	232,000		232,000		232,812	(2)	10/23/2035
2025 Notes	3/3/2015	350,000		350,000		349,342	(2)	3/3/2025
2026 Notes	7/16/2021	125,000		125,000		120,918	(2)	7/16/2026
2028 Notes	12/13/2023	80,000		80,000		81,472	(3)	12/15/2028
Total Debt Obligations		$2,447,000		$1,757,148		$1,754,692
Deferred Financing Costs and Debt Discount				(5,527)
Total Debt Obligations, net of Deferred Financing Cost and Debt Discount				$1,751,621

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

Senior Secured Facility

On October 17, 2024 (the "Amendment and Restatement Date"), the Company amended and restated its senior secured, multi-currency, revolving credit facility (the “Senior Secured Facility”), previously amended and restated as of April 19, 2023, December 22, 2020 and November 19, 2018. The amended and restated agreement extended the final maturity date through October 17, 2029. Lender commitments under the Senior Secured Facility increased from $1,705,000 to $1,815,000 until December 22, 2024 and decreased to $1,660,000 thereafter. The Senior Secured Facility includes an “accordion” feature that allows the Company to increase the size of the Senior Secured Facility to $2,722,500. The Senior Secured Facility is guaranteed by certain subsidiaries of the Company in existence as of the Amendment and Restatement Date, and will be guaranteed by certain subsidiaries of the Company that are formed or acquired by the Company thereafter (each a “Guarantor” and collectively, the “Guarantors”). The Senior Secured Facility is secured by substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions.

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

The Senior Secured Facility also provides for the issuance of letters of credit up to an aggregate amount of $150,000. As of September 30, 2025 and December 31, 2024, the Company had $— and $7,828, respectively, in standby letters of credit issued through the Senior Secured Facility. The amount available for borrowing under the Senior Secured Facility is reduced by any standby letters of credit issued through the Senior Secured Facility. Under GAAP, these letters of credit are considered commitments because no funding has been made and as such are not considered a liability. These letters of credit are not senior securities because they are not in the form of a typical financial guarantee and the portfolio companies are obligated to refund any drawn amounts. The available remaining capacity under the Senior Secured Facility was $575,087 and $682,024 as of September 30, 2025 and December 31, 2024, respectively. Terms used in this disclosure have the meanings set forth in the Senior Secured Facility agreement.

Senior Unsecured Notes

2025 Notes

On March 3, 2015, the Company issued $350,000 aggregate principal amount of senior unsecured notes for net proceeds of $343,650 (the “2025 Notes”). The 2025 Notes matured on March 3, 2025. Interest on the 2025 Notes was due semi-annually on March 3 and September 3, at an annual rate of 5.25%, commencing on September 3, 2015. The 2025 Notes were general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The Company paid off the 2025 Notes on March 3, 2025.

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

MFIC Bethesda CLO 2 LLC Debt Securitization

On February 24, 2025, the Company completed a $529,600 CLO transaction (the “Bethesda CLO 2”), a form of secured financing incurred by MFIC Bethesda CLO 2 LLC (the “Bethesda CLO 2 Issuer”), an indirect wholly owned, consolidated subsidiary of the Company. The notes offered by Bethesda CLO 2 Issuer in connection with Bethesda CLO 2 (collectively, the “Bethesda CLO 2 Notes”) consist of $304,500 of AAA(sf) Class A-1 Senior Secured Floating Rate Notes due 2037, which bear interest at the three-month SOFR plus 1.48%, $21,000 of AAA(sf) Class A-2 Senior Secured Floating Rate Notes due 2037, which bear interest at three-month SOFR plus 1.70%, $31,500 of AA(sf) Class B Senior Secured Floating Rate Notes due 2037, which bear interest at three-month SOFR plus 1.85%, $42,000 of A(sf) Class C Senior Secured Floating Rate Notes due 2037, which bear interest at three-month SOFR plus 2.30%, $31,500 of Class D Senior Secured Floating Rate Notes due 2037, which bear interest at three-month SOFR plus 3.75% and $99,100 of Subordinated notes due 2125, which do not bear interest. The CLO transaction is backed by a diversified portfolio of middle-market commercial loans, which Bethesda CLO 2 Issuer purchased from the Company pursuant to a loan sale agreement entered into on February 24, 2025, using the proceeds of the CLO transaction. The Company, through a newly formed wholly owned subsidiary of the Company (the “Bethesda CLO 2 Depositor”), has retained all of the Class D Notes and the Subordinated Notes issued in the Bethesda CLO 2, which are eliminated in consolidation. The proceeds from the CLO transaction were used to repay borrowings under the Senior Secured Facility. The Company serves as collateral manager to Bethesda CLO 2 Issuer, Citigroup Global Markets Inc. acted as initial purchaser and Apollo Global Securities, LLC acted as placement agent.

The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Average debt outstanding	$1,949,909	$1,715,216	$1,894,872	$1,509,102
Maximum amount of debt outstanding (2)	2,277,816	1,791,303	2,325,684	1,791,303

Weighted average annualized interest cost (1)	6.37%	6.94%	6.40%	7.01%
Annualized amortized debt issuance cost	0.33%	0.41%	0.36%	0.46%
Total annualized interest cost	6.70%	7.35%	6.76%	7.47%

________________

(1)
Includes the stated interest expense and commitment fees on the unused portion of the Senior Secured Facility. Commitment fees for the three and nine months ended September 30, 2025 were $440 and $1,603, respectively. Commitment fees for the three and nine months ended September 30, 2024 were $724 and $2,720, respectively.
(2)
The maximum amount of debt outstanding during the nine months ended September 30, 2025 is inclusive of $399 million of Class A1, Class A2, Class B, and Class C Notes of MFIC Bethesda CLO 2 that were sold on February 24, 2025. The Company used the proceeds received to repay borrowings under its Senior Secured Facility on February 25, 2025, the day following the closing of MFIC Bethesda CLO 2.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Foreign Currency Transactions and Translations

The Company had the following foreign-denominated debt outstanding on the Senior Secured Facility as of September 30, 2025:

	Original Principal Amount (Local)		Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
British Pound		£30,200	$37,636	$40,607	$(2,971)	10/31/2025
European Euro		€6,600	7,311	7,744	(433)	10/31/2025
Canadian Dollar	C$	14,980	10,889	10,761	128	10/29/2025
Total			$55,836	$59,112	$(3,276)

The Company had the following foreign-denominated debt outstanding on the Senior Secured Facility as of December 31, 2024:

	Original Principal Amount (Local)		Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
British Pound		£17,700	$22,058	$22,153	$(95)	1/31/2025
European Euro		€2,700	2,991	2,796	195	1/31/2025
Canadian Dollar	C$	12,800	9,304	8,899	405	1/31/2025
Total			$34,353	$33,848	$505

As of September 30, 2025 and December 31, 2024, the Company was in compliance with all debt covenants for all outstanding debt obligations.

Note 7. Stockholders’ Equity

The Company adopted the following plans, approved by the Board, for the purpose of repurchasing its common stock in accordance with applicable rules specified in the Securities Exchange Act of 1934 (the “Repurchase Plans”):

Date of Agreement/Amendment	Maximum Cost of Shares That May Be Repurchased	Cost of Shares Repurchased	Remaining Cost of Shares That May Be Repurchased
August 5, 2015	$50,000	$50,000	$—
December 14, 2015	50,000	50,000	—
September 14, 2016	50,000	50,000	—
October 30, 2018	50,000	50,000	—
February 6, 2019	50,000	50,000	—
February 3, 2022	25,000	4,186	20,814
Total as of September 30, 2025	$275,000	$254,186	$20,814

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

During the three months ended September 30, 2025, the Company did not repurchase any shares.

During the nine months ended September 30, 2025, the Company repurchased 476,656 shares at a weighted average price per share of $12.75, inclusive of commissions, for a total cost of $6,079. This represents a discount of approximately 14.72% of the average net asset value per share for the nine months ended September 30, 2025.

During the three and nine months ended September 30, 2024, the Company did not repurchase any shares.

Since the inception of the Repurchase Plans through September 30, 2025, the Company repurchased 16,069,776 shares at a weighted average price per share of $15.82, inclusive of commissions, for a total cost of $254,186. Including fractional shares, the Company has repurchased 16,069,806 shares at a weighted average price per share of $15.82, inclusive of commissions for a total cost of $254,186.

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

On August 13, 2024, the Company entered into (i) an equity distribution agreement by and among the Company, the Investment Adviser, the Administrator and Truist Securities, Inc. (“Truist”) and (ii) an equity distribution agreement by and among the Company, the Investment Adviser, the Administrator and Jefferies LLC (“Jefferies,” and together with Truist, the “Sales Agents”). The equity distribution agreements with the Sales Agents described in the preceding sentence are collectively referred to herein as the “Equity Distribution Agreements.” The Equity Distribution Agreements provided that the Company may from time to time issue and sell shares of its common stock, par value $0.001 per share (“Shares”), having an aggregate offering price of up to $200,000, through the Sales Agents, or to them as principal for their own respective accounts. Sales of the shares, if any, may be made in transactions that are deemed to be an “at the market” (“ATM”) offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, including without limitation sales made directly on or through the NASDAQ Global Select Market, sales made to or through market makers and sales made through any other existing trading market or electronic communications network, and by any other method permitted by law, including but not limited to privately negotiated transactions, which may include block trades, as the Company and the Sales Agents may agree. The Sales Agents will receive a commission from the Company up to 1.5% of the gross sales price of any Shares sold through the Sales Agents under the Equity Distribution Agreements. The Company may from time to time issue and sell shares of its common stock through public or ATM offerings. For the nine months ended September 30, 2025, there were no shares issued through ATM offerings.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 8. Commitments and Contingencies

The Company has various commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of September 30, 2025, and December 31, 2024, the Company had the following unfunded commitments to its portfolio companies:

	September 30, 2025	December 31, 2024
Unfunded revolver obligations and bridge loan commitments (1)	$218,155	$233,293
Standby letters of credit issued and outstanding (2)	6,260	11,381
Unfunded delayed draw loan commitments (including commitments with performance thresholds not met) (3)	253,506	240,984
Total Unfunded Commitments (4)	$477,921	$485,658

(1)
The unfunded revolver obligations may or may not be funded to the borrowing party in the future. The amounts relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of September 30, 2025 and December 31, 2024, subject to the terms of each loan’s respective credit agreements which includes borrowing covenants that need to be met prior to funding. As of September 30, 2025 and December 31, 2024, the bridge loan commitments included in the balances were $0 and $0, respectively.
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
(4)
The Company also had an unfunded revolver commitment to its fully controlled affiliate Merx Aviation Finance, LLC of $73,925 and $40,425 as of September 30, 2025 and December 31, 2024, respectively. Given the Company’s controlling interest, the timing and the amount of the funding has not been determined.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 9. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
Per Share Data*
Net asset value at beginning of period	$14.98	$15.41
Net investment income (1)	1.13	1.31
Net realized and change in unrealized gains (losses) (1)	(0.32)	(0.28)
Net increase in net assets resulting from operations	0.81	1.03
Distribution of net investment income (2)	(1.14)	(1.34)
Distribution of return of capital (2)	—	—
Accretion due to share repurchases	0.01	—
Net asset value at end of period	$14.66	$15.10

Per share market value at end of period	$11.99	$13.39
Total return (3)	(2.87)%	7.29%
Shares outstanding at end of period	93,303,622	93,780,278
Weighted average shares outstanding	93,426,714	72,645,309

Ratio/Supplemental Data
Net assets at end of period (in millions)	$1,367.9	$1,416.2
Annualized ratio of operating expenses to average net assets (4)(5)	3.93%	4.67%
Annualized ratio of interest and other debt expenses to average net assets (5)	9.27%	10.21%
Annualized ratio of total expenses to average net assets (4)(5)	13.20%	14.88%
Annualized ratio of net investment income to average net assets (5)	10.21%	11.60%
Average debt outstanding (in millions)	$1,894.9	$1,509.1
Average debt per share	$20.31	$20.77
Annualized portfolio turnover rate (5)(7)	29.39%	32.49%
Asset coverage per unit (6)	$1,712	$1,796

* Totals may not foot due to rounding.

(1)
Financial highlights are based on the weighted average number of shares outstanding for the period presented.
(2)
The tax character of distributions is determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. Although the tax character of distributions paid to stockholders through September 30, 2025 may include return of capital, the exact amount cannot be determined at this point. Per share amounts are based on actual rate per share.
(3)
Total return is based on the change in market price per share during the respective periods. Total return also takes into account distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan. Total return does not reflect sales load.
(4)
The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets are shown inclusive of all voluntary management and incentive fee waivers (see Note 3 to the consolidated financial statements). For the nine months ended September 30, 2025, the annualized ratio of operating expenses to average net assets and the annualized ratio of total expenses to average net assets would be 4.05% and 13.33%, respectively, without the voluntary fee waivers. For the nine months ended September 30, 2024, the annualized ratio of operating expenses to average net assets and the annualized ratio of total expenses to average net assets would be 4.70% and 14.95%, respectively, without the voluntary fee waivers.
(5)
Annualized for the nine months ended September 30, 2025 and 2024.
(6)
The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the asset coverage per unit. As of September 30, 2025, the Company's asset coverage was 171%.
(7)
Includes investments acquired from the Mergers.

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

The Mergers were considered a tax-free reorganization and the Company has carried forward the historical adjusted tax cost of AFT and AIF investments for tax purposes. The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed as a result of the Mergers:

	AFT	AIF	AFT / AIF
Common stock issued by the Company(1)	$228,076	$209,529	$437,605
Deemed contribution from the Investment Adviser	1,313	1,222	2,535
Total Purchase Consideration	$229,389	$210,751	$440,140

Assets Acquired:
Investments, at fair value	$310,795	$285,092	$595,887
Cash & Cash Equivalents(2)	2,699	7,232	9,931
Other Assets	7,592	8,506	16,098
Total Assets Acquired	$321,086	$300,830	$621,916
Liabilities Assumed(3)(4)	(91,697)	(90,079)	(181,776)
Net Assets Acquired	$229,389	$210,751	$440,140

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

Distribution Declarations

On November 4, 2025, the Company’s Board declared a base distribution of $0.38 per share, payable on December 23, 2025 to stockholders of record as of December 9, 2025. There can be no assurances that the Board will continue to declare a base distribution of $0.38 per share.

Credit Facility Amendment and Extension

On October 1, 2025, the Company amended and extended the Senior Secured Facility (the "Amended Senior Secured Facility"). Lender commitments under the Amended Senior Secured Facility decreased from $1,660,000 to $1,610,000. The Amended Senior Secured Facility includes an “accordion” feature that allows the Company to increase the size of the Facility to $2,415,000. The final maturity date under the Amended Senior Secured Facility was extended from October 17, 2029 to October 1, 2030. In connection with the amendment, the unused commitment fee was reduced from 0.375% to 0.325%, and the interest rate on funded borrowings decreased 10 bps. The remaining material business terms and conditions of the
Amended Senior Secured Facility remain substantially the same. The Amended Senior Secured Facility continues to include usual and customary events of default for senior secured revolving credit facilities of this type.
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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

MFIC CLO 1 Upsize and Reprice

On October 23, 2025, the Company upsized, extended the maturity, and reduced the pricing on Bethesda CLO 1 ("Bethesda CLO 1 Upsize"). The size of Bethesda CLO 1 increased from $402,360 to $646,360. The notes offered by Bethesda CLO 1 increased from $248,000 to $492,000. The notes sold by Bethesda CLO 1 increased from $232,000 to $456,000. The notes offered by the Bethesda CLO 1 Issuer in connection with the Bethesda CLO 1 Upsize consist of $348,000 of AAA(sf) Class A-1 Senior Secured Floating Rate Notes due 2037, which bear interest at the three-month SOFR plus 1.49%, $24,000 of AAA(sf) Class A-2 Senior Secured Floating Rate Notes due 2037, which bear interest at the three-month SOFR plus 1.65%, $36,000 of AA(sf) Class B Senior Secured Floating Rate Notes due 2037, which bear interest at three-month SOFR plus 1.85%, $48,000 of A(sf) Class C Senior Secured Floating Rate Notes due 2037, which bear interest at three-month SOFR plus 2.30%, $36,000 of BBB-(sf) Class D Senior Secured Floating Rate Notes due 2037, which bear interest at three-month SOFR plus 3.30% and $154,360 of Subordinated notes due 2123, which do not bear interest. The Bethesda CLO 1 Upsize is backed by a diversified portfolio of middle-market commercial loans, which the Bethesda CLO 1 Issuer purchased from the Company pursuant to a loan sale agreement entered into on the closing date of the Bethesda CLO 1 Upsize using the proceeds of the Bethesda CLO 1 Upsize. The Company retained all Class D Notes and all Subordinated Notes and the proceeds from the Bethesda CLO 1 Upsize were used to repay borrowings under the Senior Secured Facility. The Company serves as collateral manager to the Bethesda CLO 1 Issuer, Sumitomo Mitsui Banking Corporation acted as initial purchaser and Apollo Global Securities, LLC acted as placement agent.

Report of Independent Registered Public Accounting Firm

To the stockholders and Board of Directors of MidCap Financial Investment Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of MidCap Financial Investment Corporation (the "Company") as of September 30, 2025, the related consolidated statements of operations and changes in net assets for the three-month and nine-month periods ended September 30, 2025 and 2024, the consolidated statements of cash flows and the financial highlights for the nine-month periods ended September 30, 2025 and 2024, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

November 6, 2025

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
•
changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including the effects of inflation, trade policies and government regulation;
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

Overview

MidCap Financial Investment Corporation (the “Company,” “we,” “us,” or “our”) was incorporated under the Maryland General Corporation Law in February 2004. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Pursuant to this election and assuming we qualify as a RIC, we generally do not have to pay corporate-level federal income taxes on any income we distribute to our stockholders. We commenced operations on April 8, 2004 upon completion of our initial public offering that raised $870 million in net proceeds from selling 62 million shares of common stock at a price of $15.00 per share (20.7 million shares at a price of $45.00 per share adjusted for the one-for-three reverse stock split). Since then, and through September 30, 2025, we have raised approximately $2.68 billion in net proceeds from additional offerings of common stock and we have repurchased common stock for $254.2 million.

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

Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment, the competitive environment for the types of investments we make. As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of September 30, 2025, non-qualifying assets represented approximately 9.6% of the total assets of the Company.

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

Portfolio and Investment Activity

Our portfolio and investment activity during the three and nine months ended September 30, 2025 and 2024, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)*	2025	2024	2025	2024
Investments made in portfolio companies(1)	$400.4	$911.9	$1,081.0	$1,310.1
Investments sold(1)	(37.5)	(188.5)	(96.4)	(188.5)
Net activity before repaid investments(1)	362.8	723.4	984.6	1,121.6
Investments repaid(1)	(510.9)	(138.8)	(818.3)	(430.6)
Net investment activity(1)	$(148.0)	$584.6	$166.3	$691.0

Portfolio companies, at beginning of period	249	165	233	152
Number of investments in new portfolio companies(1)	9	131	43	156
Number of exited companies(1)	(12)	(46)	(30)	(58)
Portfolio companies at end of period(1)	246	250	246	250

Number of investments in existing portfolio companies	83	60	241	97

* Totals may not foot due to rounding.

(1)
Includes investments acquired from the Mergers.

Our portfolio composition and weighted average yields as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025	December 31, 2024
Portfolio composition, at fair value:
First lien secured debt	95%	92%
Second lien secured debt	0%	1%
Total secured debt	95%	93%
Unsecured debt	0%	0%
Structured products and other	1%	1%
Preferred equity	1%	1%
Common equity/interests and warrants	3%	5%
Weighted average yields, at amortized cost (1):
First lien secured debt (2)	10.2%	10.8%
Second lien secured debt (2)	13.5%	14.4%
Secured debt portfolio (2)	10.2%	10.8%
Unsecured debt portfolio (2)	11.1%	9.5%
Total debt portfolio (2)	10.2%	10.8%
Total portfolio (3)	9.0%	9.5%
Interest rate type, at fair value (4):
Fixed rate amount	$0.0 billion	$0.0 billion
Floating rate amount	$2.9 billion	$2.7 billion
Fixed rate, as percentage of total	0%	1%
Floating rate, as percentage of total	100%	99%
Interest rate type, at amortized cost (4):
Fixed rate amount	$0.0 billion	$0.0 billion
Floating rate amount	$2.9 billion	$2.7 billion
Fixed rate, as percentage of total	0%	1%
Floating rate, as percentage of total	100%	99%

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

Since the initial public offering of the Company in April 2004 and through September 30, 2025, invested capital totaled $26.6 billion in 837 portfolio companies. Over the same period, the Company completed transactions with more than 100 different financial sponsors.

Recent Developments

Chief Accounting Officer Appointment

On September 4, 2025, the Board appointed Joseph Durkin as Chief Accounting Officer of the Company, effective as of the close of business on September 4, 2025.

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

As of September 30, 2025, $3.13 billion or 98.2% of the Company’s investments were classified as Level 3. The high proportion of Level 3 investments relative to our total investments is directly related to our investment philosophy and target portfolio, which consists primarily of long-term secured debt, as well as unsecured and mezzanine positions of private middle-market companies. A fundamental difference exists between our investments and those of comparable publicly traded fixed income investments, namely high-yield bonds, and this difference affects the valuation of our private investments relative to comparable publicly traded instruments.

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. During the nine months ended September 30, 2025, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

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

Results of Operations

Operating results for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)*	2025	2024	2025	2024
Investment Income
Interest income	$77.7	$77.4	$228.0	$207.5
Dividend income	0.2	0.7	0.6	1.0
PIK interest income	4.2	3.0	12.9	7.5
Other income	0.5	1.0	1.0	3.6
Total investment income	$82.6	$82.1	$242.5	$219.6
Expenses
Management and performance-based incentive fees, net of amounts waived	$11.9	$9.0	$34.3	$29.4
Interest and other debt expenses, net of reimbursements	32.8	31.8	94.7	84.7
Administrative services expense, net of reimbursements	1.0	1.0	3.1	2.9
Other general and administrative expenses	1.6	2.2	4.5	6.5
Net Expenses	$47.3	$44.0	$136.5	$123.4
Net Investment Income	$35.3	$38.1	$106.0	$96.2
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses)	$(19.2)	$0.5	$(33.3)	$(23.2)
Net change in unrealized gains (losses)	11.3	(11.9)	3.2	1.8
Net Realized and Change in Unrealized Gains (Losses)	$(7.9)	$(11.4)	$(30.1)	$(21.5)
Net Increase in Net Assets Resulting from Operations	$27.5	$26.7	$75.9	$74.8

Net Investment Income on Per Average Share Basis (1)	$0.38	$0.44	$1.13	$1.32
Earnings per share — basic (1)	$0.29	$0.31	$0.81	$1.03

* Totals may not foot due to rounding.

(1) Based on the weighted average number of shares outstanding for the period presented.

Total Investment Income

For the three months ended September 30, 2025 as compared to the three months ended September 30, 2024

The total investment income for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 remained consistent. The average debt yielding portfolio increased from 2.76 billion to 2.94 billion and was partially offset by a decrease in the average yield for the total debt portfolio, from 11.5% for the three months ended September 30, 2024 to 10.3% for the three months ended September 30, 2025.

For the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024

The increase in total investment income for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily driven by increase in interest income (including PIK) of $22.9 million. The increase in total interest income was due to a higher income-bearing investment portfolio, primarily related to the assets acquired in the Mergers. This was partially offset by a decrease in the average yield for the total debt portfolio, from 11.5% for the nine months ended September 30, 2024 to 10.5% for the nine months ended September 30, 2025.

Net Expenses

For the three months ended September 30, 2025 as compared to the three months ended September 30, 2024

Net expenses increased by $3.3 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily driven by the increase in management and performance-based incentive fees of $2.9 million due to increase in yielding portfolio from Mergers. The increase in interest and other debt expense was attributed to an increase in average debt outstanding, from $1.7 billion for the three months ended September 30, 2024 to $1.9 billion for the three months ended September 30, 2025. This was partially offset by the decrease in the total annualized cost of debt, from 7.4% for the three months ended September 30, 2024 to 6.5% for the three months ended September 30, 2025.

For the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024

Net expenses increased by $13.1 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily driven by the increase in interest and other debt expenses of $10 million. The increase in interest and other debt expenses was attributed to an increase in average debt outstanding, from $1.5 billion for the nine months ended September 30, 2024 to $1.9 billion for the nine months ended September 30, 2025. This was partially offset by the decrease in the total annualized cost of debt, from 7.5% for the nine months ended September 30, 2024 to 6.7% for the nine months ended September 30, 2025. Management and performance based incentive fee has increased $4.9 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was due to increase in yielding portfolio due to the Mergers.

Net Realized Gains (Losses)

For the three months ended September 30, 2025 as compared to the three months ended September 30, 2024

During the three months ended September 30, 2025, we recognized gross realized gains of $2.6 million and gross realized losses of $21.8 million, resulting in net realized losses of $19.2 million. Net realized losses for the three months ended September 30, 2025 was primarily driven by the write off of Ambrosia Buyer Corp. and the restructure of New Era Technology, Inc. Significant realized gains (losses) for the three months ended September 30, 2025 are summarized below:

(in millions)	Net Realized Gain (Loss)
Truck-Lite Co., LLC	$1.3
Ambrosia Buyer Corp.	(12.5)
New Era Technology, Inc.	(8.8)

During the three months ended September 30, 2024, we recognized gross realized gains of $1.3 million and gross realized losses of $0.8 million, resulting in net realized losses of $0.5 million. Net realized losses for the three months ended September 30, 2024 was primarily driven by the sale of Soliant. Significant realized gains (losses) for the three months ended September 30, 2024 are summarized below:

(in millions)	Net Realized Gain (Loss)
Soliant*	$1.3

*Soliant was sold during the quarter and the realized gain was previously recorded as an unrealized gain.

For the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024

During the nine months ended September 30, 2025, we recognized gross realized gains of $7.0 million and gross realized losses of $40.4 million, resulting in net realized losses of $33.3 million. Net realized losses for the nine months ended September 30, 2025 was primarily driven by the restructure of Renovo, Mitel Network and New Era Technology and partial write off of Ambrosia Buyer Corp. The loss was partially offset by the exit of Orgain, Inc., partial exit of Heubach and Truck-Lite Co, LLC. Significant realized gains (losses) for the nine months ended September 30, 2025 are summarized below:

(in millions)	Net Realized Gain (Loss)
Truck-Lite Co., LLC	$1.3
Orgain, Inc.	1.2
Heubach	1.0
Ambrosia Buyer Corp.	(15.2)
Renovo	(9.8)
New Era Technology, Inc.	(8.8)
Mitel Networks	(3.2)

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

*Soliant was sold during the quarter and the realized gain was previously recorded as an unrealized gain. MSEA Tankers LLC and ViewRay were written off during the period as no proceeds were expected to be realized. The realized gain (losses) on these investments were previously recorded as unrealized gain (losses).

Net Change in Unrealized Gains (Losses)

For the three months ended September 30, 2025 as compared to the three months ended September 30, 2024

During the three months ended September 30, 2025, we recognized gross unrealized gains of $44.7 million and gross unrealized losses of $33.4 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized gains in investments of $11.3 million. Net change in unrealized gains for the three months ended September 30, 2025 was primarily driven by the increased fair market value of New Era Technology following restructures, write off of Ambrosia Buyer Corp., as well as increase in Merx given settlement on Russian insurance claims and certain recoveries. The net change in unrealized gains was offset by the underperformance of Lending Point, Kauffman, Allstar Holdings, Naviga, Munson and Simeio. Significant changes in unrealized gains (losses) for the three months ended September 30, 2025 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
Merx Aviation Finance, LLC	$16.6
Ambrosia Buyer Corp.	12.5
New Era Technology, Inc.	7.8
Lending Point	(7.9)
Kauffman	(6.0)
Allstar Holdings	(2.0)
Naviga	(1.7)
Munson	(1.7)
Simeio	(1.5)
ChyronHego Corporation	(1.2)
Solarplicity Group Limited (f/k/a AMP Solar UK)	(1.1)

During the three months ended September 30, 2024, we recognized gross unrealized gains of $11.6 million and gross unrealized losses of $23.5 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized gains of $11.9 million. Net change in unrealized gains (losses) for the three months ended September 30, 2024 was primarily driven by the write off of MSEA Tankers LLC and the financial under-performance of US Auto, Renovo and PHS. Significant changes in unrealized gains (losses) for the three months ended September 30, 2024 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
Merx Aviation Finance, LLC	$3.4
AVAD, LLC	(3.1)
International Cruise & Excursion Gallery, Inc.	(2.3)
US Auto	(1.7)
Soliant*	(1.4)
K&N Parent, Inc.	(1.4)
KLO Holdings, LLC	(1.2)
Ambrosia Buyer Corp.	(1.2)
PHS	(1.2)

*Soliant was sold during the quarter and the realized gain was previously recorded as an unrealized gain.

For the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024

During the nine months ended September 30, 2025, we recognized gross unrealized gains of $66.8 million and gross unrealized losses of $63.6 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized losses of $3.2 million. Net change in unrealized gains for the nine months ended September 30, 2025 was primarily driven by the increased fair market value of Renovo and Mitel Networks following restructures, the write off of Ambrosia Buyer Corp., as well as the increase in Merx given settlement on Russian insurance claims and certain recoveries. The net change in unrealized gains was offset by the underperformance of a handful of portfolio companies including Lending Point, Kauffman, ChyronHego Corporation, Securus Technologies Holdings Inc., Tasty Chick'n. Significant changes in unrealized gains (losses) for the nine months ended September 30, 2025 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
Merx Aviation Finance, LLC	$26.5
Ambrosia Buyer Corp.	15.1
Renovo	5.9
Mitel Networks	2.5
The Club Company	2.2
Sequential Brands Group, Inc.	1.2
Lending Point	(8.1)
Kauffman	(5.9)
ChyronHego Corporation	(4.9)
Securus Technologies Holdings, Inc.	(4.6)
Tasty Chick’n	(3.1)
Naviga	(2.6)
Allstar Holdings	(2.3)
US Auto	(2.1)
Orgain, Inc.	(1.9)
Munson	(1.8)

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

*Soliant was sold during the quarter and the realized gain was previously recorded as an unrealized gain. MSEA Tankers LLC and ViewRay were written off during the period as no proceeds were expected to be realized. The realized gain (losses) on these investments were previously recorded as unrealized gain (losses).

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

Debt

See Note 6 to the consolidated financial statements for information on the Company’s debt.

The following table shows the contractual maturities of our debt obligations as of September 30, 2025:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Senior Secured Facility (1)	$1,084.9	$—	$—	$1,084.9	$—
2026 Notes	125.0	125.0	—	—	—
2028 Notes	80.0	—	—	80.0	—
MFIC Bethesda CLO 1 LLC Class A-1	232.0	—	—	—	232.0
MFIC Bethesda CLO 2 LLC (Class A-1, Class A-2, Class B and Class C)	399.0	—	—	—	399.0
Total Debt Obligations	$1,920.9	$125.0	$—	$1,164.9	$631.0

____________________

(1)
As of September 30, 2025, aggregate lender commitments under the Senior Secured Facility totaled $1.66 billion and $575.1 million of unused capacity. As of September 30, 2025, the Company had $— million of letters of credit issued under the Senior Secured Facility as shown as part of total commitments in Note 8 to the consolidated financial statements.

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

Distributions

Distributions paid to stockholders during the three and nine months ended September 30, 2025 totaled $35.5 million ($0.38 per share) and $106.5 million ($1.14 per share), respectively. Distributions paid to stockholders during the three and nine months ended September 30, 2024 totaled $54.4 million ($0.58 per share) and $104 million ($1.34 per share), respectively. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. Although the tax character of distributions paid to stockholders through September 30, 2025 may include return of capital, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ended December 31, 2025. Tax characteristics of all distributions will be reported to stockholders on Form 1099 after the end of the calendar year. Our quarterly distributions, if any, will be determined by our Board.

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

PIK Income

For the three and nine months ended September 30, 2025, PIK income totaled $4.2 million and $12.9 million on total investment income of $82.6 million and $242.5 million, respectively. For the three and nine months ended September 30, 2024, PIK income totaled $3.0 million and $7.5 million on total investment income of $82.1 million and $219.6 million, respectively. In order to maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders annually in the form of distributions, even though the Company has not yet collected the cash. See Note 5 to the consolidated financial statements for more information on the Company’s PIK income.

Related Party Transactions

See Note 3 to the consolidated financial statements for information on the Company’s related party transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio.

Investment Valuation Risk

Because there is not a readily available market value for most of the investments in our portfolio, we value all of our portfolio investments at fair value as determined in good faith by our Board based on, among other things, the input of our management and audit committee and independent valuation firms that have been engaged at the direction of our Board to assist in the valuation of each portfolio investment without a readily available market quotation (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” and “—Fair Value Measurements” as well as Notes 2 and 5 to our consolidated financial statements for the three and nine months ended September 30, 2025 for more information relating to our investment valuation.

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

As of September 30, 2025, the majority of our debt portfolio investments bore interest at variable rates, which generally are SOFR-based (or based on an equivalent applicable currency rate) and typically have durations of one to six months after which they reset to current market interest rates, and many of which are subject to certain floors. Further, our Senior Secured Facility, Class A-1 Notes under the Bethesda CLO 1 and the Notes under MFIC Bethesda CLO 2 LLC bears interest at SOFR rates with no interest rate floors, while our 2026 Notes and 2028 Notes bear interest at a fixed rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of September 30, 2025, assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income(1)	Net Investment Income Per Share
Up 150 basis points	$14.7 million	$0.158
Up 100 basis points	9.8 million	0.105
Up 50 basis points	4.9 million	0.052
Down 50 basis points	(4.7) million	(0.051)
Down 100 basis points	(9.4) million	(0.101)
Down 150 basis points	(14.0) million	(0.150)

(1) Net investment income presented in the sensitivity table is after applying a 17.5% performance-based incentive fee.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2025 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Control Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the twelve months ended December 31, 2024, which could materially affect our business, financial condition and/or operating results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The Company adopted the following plans, approved by the Board, for the purpose of repurchasing its common stock in accordance with applicable rules specified in the Securities Exchange Act of 1934 (the “Repurchase Plans”):

Date of Agreement/Amendment	Maximum Cost of Shares That May Be Repurchased	Cost of Shares Repurchased	Remaining Cost of Shares That May Be Repurchased
August 5, 2015	$50.0 million	$50.0 million	$	— million
December 14, 2015	50.0 million	50.0 million		— million
September 14, 2016	50.0 million	50.0 million		— million
October 30, 2018	50.0 million	50.0 million		— million
February 6, 2019	50.0 million	50.0 million		— million
February 3, 2022	25.0 million	4.2 million		20.8 million
Total as of September 30, 2025	$275.0 million	$254.2 million		$20.8 million

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

The following table presents information with respect to the Company’s purchases of its common stock since adoption of the Repurchase Plans through September 30, 2025:

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended September 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

(1)
Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on August 12, 2022.
(2)
Incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K, filed on August 12, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 6, 2025.

MIDCAP FINANCIAL INVESTMENT CORPORATION

By:	/s/ TANNER POWELL
Tanner Powell
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ KENNETH SEIFERT
Kenneth Seifert
Chief Financial Officer and Treasurer
(Principal Financial Officer)

By:	/s/ JOSEPH DURKIN
Joseph Durkin
Chief Accounting Officer
(Principal Accounting Officer)