Form 10-K
period 2025-12-31
MidCap Financial Investment Corp
filed 2026-02-26
CIK 1278752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the common equity held by non-affiliates of the Registrant as of June 30, 2025 was $1.17 billion (based on the closing sale price of the Registrant’s Common Stock on that date as reported on the NASDAQ Global Select Market). For the purposes of calculating this amount only, all executive officers and Directors are “affiliates” of the Registrant.

As of February 25, 2026, there were 92,211,869 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2026 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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
•
Inflation may adversely affect our business.
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

Risks Relating to our Business and Structure

•
We may suffer credit losses.
•
We are dependent upon Apollo Investment Management, L.P.'s key personnel for our future success and upon their access to Apollo Global Management, Inc's investment professionals and partners.
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

•
As required by the Investment Company Act of 1940, as amended (the “1940 Act”), a significant portion of our investment portfolio is and will be recorded at fair value as determined in good faith and, as a result, there is and will be uncertainty as to the value of our portfolio investments.
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

General

MidCap Financial Investment Corporation, a Maryland corporation organized on February 2, 2004, is a closed-end, externally managed, diversified management investment company that has elected to be treated as a BDC under the 1940 Act. In addition, for tax purposes we have elected to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We commenced operations on April 8, 2004 upon completion of our initial public offering that raised $870 million in net proceeds from selling 62 million shares of common stock at a price of $15.00 per share (20.7 million shares at a price of $45.00 per share adjusted for the one-for-three reverse stock split). Since then, and through December 31, 2025, we have raised approximately $2.68 billion in net proceeds from additional offerings of common stock and we have repurchased common stock for $267.1 million.

On November 7, 2023, the Company entered into (i) an Agreement and Plan of Merger (the “AFT Merger Agreement”) with Apollo Senior Floating Rate Fund Inc., a Maryland corporation (“AFT”), AFT Merger Sub, Inc., a Maryland corporation and a direct wholly-owned subsidiary of the Company (“AFT Merger Sub”), and, solely for the limited purposes set forth therein, the Adviser, and (ii) an Agreement and Plan of Merger (the “AIF Merger Agreement” and, together with the AFT Merger Agreement, the “Merger Agreements”) with Apollo Tactical Income Fund Inc., a Maryland corporation (“AIF”), AIF Merger Sub, Inc., a Maryland corporation and a direct wholly-owned subsidiary of the Company (“AIF Merger Sub”), and, solely for the limited purposes set forth therein, the Adviser. The Merger Agreements provide that, subject to the terms and conditions set forth in the applicable Merger Agreement, at the effective time of such merger, AFT (the “AFT Effective Time”) and AIF (the “AIF Effective Time”) will, through a two-step merger process, merge with and into the Company, with the Company continuing as the surviving company (each, the “AFT Merger” or the “AIF Merger”, and collectively, the “Mergers”). Each of the Company’s board of directors (the “Board”), and AFT’s and AIF’s board of directors, including all of the respective independent directors, in each case, on the recommendation of special committees comprised solely of certain independent directors of the Company or AFT and AIF, as applicable, approved the applicable Merger Agreement and the transactions contemplated thereby. The Company's stockholders approved the necessary proposal related to the mergers of AFT and AIF with and into the Company at a special meeting of stockholders held on May 28, 2024. AFT and AIF received stockholder approval of the necessary proposals related to their previously announced mergers with and into the Company at the AFT and AIF special meetings of stockholders reconvened on June 21, 2024. On July 22, 2024, the Company completed its acquisition of AFT and AIF. For more information on the Mergers, please see Note 12 “Mergers with AFT and AIF” to the consolidated financial statements included in this report.

This Annual Report on Form 10-K covers the twelve-month period from January 1, 2025 to December 31, 2025 (the “Annual Report”). Unless otherwise noted, all references to “fiscal years” in this Annual Report refers to the twelve-month fiscal year ended on December 31.

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

During the year ended December 31, 2025, we invested $1.3 billion across 54 new and 156 existing portfolio companies, primarily through a combination of primary and secondary debt investments. This compares to $1.6 billion across 167 new and 130 existing portfolio companies during the year ended December 31, 2024. Investments sold or repaid during the year ended December 31, 2025 totaled $1.1 billion versus $0.9 billion during the year ended December 31, 2024. The weighted average yields on our secured debt portfolio, unsecured debt portfolio, total debt portfolio and total portfolio as of December 31, 2025 at our current cost basis were 9.7%, 11.1%, 9.7% and 8.6%, respectively. As of December 31, 2024, the yields were 10.8%, 9.5%, 10.8% and 9.5%, respectively. The portfolio yields may be higher than an investor’s yield on an investment in the Company due to sales load and other expenses. For the year ended December 31, 2025 and the year ended December 31, 2024, the total return based on the change in market price per share and taking into account dividends and distributions, if any, reinvested in accordance with the dividend reinvestment plan was -4.3% and 11.1%, respectively. Such returns do not reflect any sales load that stockholders may have paid in connection with their purchase of shares of our common stock.

As of December 31, 2025, our portfolio consisted of 247 portfolio companies and was invested 95% in secured debt, 0% in unsecured debt, 0% in structured products and other, 1% in preferred equity, and 4% in common equity/interests and warrants measured at fair value. As of December 31, 2024, our portfolio consisted of 233 portfolio companies and was invested 93% in secured debt, 0% in unsecured debt, 1% in structured products and other, 1% in preferred equity and 5% in common equity/interests and warrants measured at fair value.

Since the initial public offering of the Company in April 2004 and through December 31, 2025, invested capital totaled $26.8 billion in 848 portfolio companies. Over the same period, the Company completed transactions with more than 100 different financial sponsors.

As of December 31, 2025, 100% of the direct origination portfolio is floating rate debt, measured at fair value. On a cost basis, 100% is floating rate debt. As of December 31, 2024, 99% of the corporate lending portfolio is floating rate debt, measured at fair value. On a cost basis, 99% is floating rate debt. The interest rate type information is calculated using the Company’s corporate debt portfolio and excludes investments on non-accrual status.

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

Operating and Regulatory Structure

Our investment activities are managed by AIM and supervised by our Board, a majority of whom are independent of AGM and its affiliates. AIM is an investment adviser that is registered under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). Under our investment advisory management agreement, we pay AIM an annual base management fee as well as an incentive fee.

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

The following is a representative list of the industries in which we have invested as of December 31, 2025:

•
Software
•
Health Care Providers and Services
•
Media
•
Diversified Consumer Services
•
Commercial Services and Supplies
•
Personal Care Products
•
Health Care Equipment & Supplies
•
Electronic Equipment, Instruments & Components
•
Passenger Airlines
•
Hotels, Restaurants & Leisure
•
Financial Services
•
Pharmaceuticals
•
Trading Companies & Distributors
•
Professional Services
•
IT Services
•
Construction & Engineering
•
Ground Transportation
•
Food Products
•
Insurance
•
Machinery
•
Health Care Technology
•
Chemicals
•
Containers & Packaging
•
Consumer Finance
•
Consumer Staples Distribution & Retail
•
Electrical Equipment
•
Textiles, Apparel & Luxury Goods
•
Biotechnology

•
Entertainment
•
Household Durables
•
Air Freight & Logistics
•
Building Products
•
Transportation Infrastructure
•
Life Sciences Tools & Services
•
Automobile Components
•
Aerospace & Defense
•
Specialty Retail
•
Multi-Utilities
•
Paper & Forest Products
•
Technology Hardware, Storage & Peripherals
•
Communications Equipment
•
Leisure Products
•
Beverages
•
Energy Equipment & Services
•
Interactive Media & Services
•
Diversified Telecommunication Services

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

We may invest, to the extent permitted by law, in the securities and instruments of other investment companies and in private funds. We may also co-invest on a concurrent basis with affiliates of ours, subject to compliance with applicable regulations and our allocation procedures. Certain types of negotiated co-investments may be made only in accordance with the terms of the exemptive order we received from the SEC permitting us to do so. The Company, the Investment Adviser and certain affiliates received an exemptive order from the SEC on May 14, 2025 (the “Order”), that permits us, among other things, to co-invest with other funds and accounts managed by the Investment Adviser or its affiliates, subject to certain conditions. Pursuant to such Order, the Board has approved co-investment policies and procedures describing how the Company will comply with the Order. Further, the Investment Adviser has adopted policies and procedures (the “Adviser Allocation Policy”) describing the allocation of investment opportunities in which we will have the opportunity to participate with one or more Apollo-managed BDCs, including the Company (the “Apollo BDCs”), certain Apollo-managed registered investment companies (the “Apollo RICs” and, together with the Apollo BDCs, the “Apollo Regulated Funds”) and other public or private Apollo funds that target similar assets. Pursuant to the Adviser Allocation Policy, the Company will be given the opportunity to participate in any investments that fall within certain criteria established by the Investment Adviser. The Company may determine to participate or not to participate, depending on whether the Investment Adviser determines that the investment is appropriate for the Company (e.g., based on investment strategy). The investment would generally be allocated to us, any other Apollo Regulated Funds and the other Apollo funds that target similar assets pro rata based on available capital in the applicable asset class. If the Investment Adviser determines that such investment is not appropriate for us, the investment will not be allocated to us.

The following table summarizes our top ten portfolio companies and industries based on fair value as of December 31, 2025:

Portfolio Company	% of Portfolio	Industry	% of Portfolio
ChyronHego Corporation	4.4%	Software	11.4%
Merx Aviation Finance, LLC	3.2%	Health Care Providers & Services	9.1%
LashCo	1.4%	Media	6.6%
Medical Guardian	1.1%	Diversified Consumer Services	6.4%
US Legal Support	1.1%	Commercial Services & Supplies	4.7%
Club Car Wash	1.1%	Personal Care Products	4.2%
Berner Foods	1.1%	Health Care Equipment & Supplies	3.8%
Lending Point	1.1%	Electronic Equipment, Instruments & Components	3.4%
Thomas Scientific	1.1%	Passenger Airlines	3.2%
VikingCloud	1.0%	Hotels, Restaurants & Leisure	3.2%
Total	16.6%	Total	56.0%

The following table summarizes our top ten portfolio companies and industries based on fair value as of December 31, 2024:

Portfolio Company	% of Portfolio	Industry	% of Portfolio
Merx Aviation Finance, LLC	6.1%	High Tech Industries	20.5%
ChyronHego Corporation	4.7%	Healthcare & Pharmaceuticals	15.8%
LashCo	1.5%	Business Services	10.4%
Lending Point	1.5%	Aviation and Consumer Transport	7.7%
Beacon Mobility	1.3%	Diversified Investment Vehicles, Banking, Finance, Real Estate	6.3%
Medical Guardian	1.2%	Consumer Goods – Non-durable	5.1%
IPS	1.1%	Consumer Services	4.6%
US Legal Support	1.1%	Transportation – Cargo, Distribution	3.5%
Berner Foods	1.1%	Construction & Building	3.4%
Thomas Scientific	1.1%	Wholesale	3.4%
Total	20.7%	Total	80.7%

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

Investment Advisory Management Agreement

Management Services

AIM serves as our investment adviser and is a wholly-owned direct subsidiary of Apollo Global Management. AIM is registered as an investment adviser under the Advisers Act. Subject to the overall supervision of our Board, the Investment Adviser manages the day-to-day operations of, and provides investment advisory and management services to, the Company. Under the terms of the investment advisory management agreement, AIM:

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

Management and Incentive Fee

Pursuant to the investment advisory management agreement, we incur a fee payable to AIM for investment advisory and management services consisting of two components - a base management fee and an incentive fee. For the fiscal years ended December 31, 2025, 2024 and 2023, we incurred $24.24 million, $19.45 million and $17.37 million, respectively, in base management fees and incurred $16.10 million, $21.55 million and $24.57 million, respectively, in performance-based incentive fees.

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

For accounting purposes only, we are required under GAAP to accrue a theoretical capital gains incentive fee based upon net realized capital gains and unrealized capital gain and loss on investments held at the end of each period. The accrual of this theoretical capital gains incentive fee assumes all unrealized capital gain and loss is realized in order to reflect a theoretical capital gains incentive fee that would be payable to the Investment Adviser at each measurement date. There was no accrual for theoretical capital gains incentive fee for the years ended December 31, 2025 and 2024. It should be noted that a fee so calculated and accrued would not be payable under the Advisers Act or the investment advisory management agreement, and would not be paid based upon such computation of capital gains incentive fees in subsequent periods. Amounts actually paid to the Investment Adviser will be consistent with the Advisers Act and formula reflected in the investment advisory management agreement which specifically excludes consideration of unrealized capital gain.

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

Duration and Termination

The continuation of our investment advisory management agreement was approved by our Board on May 7, 2025. Unless terminated earlier as described below, it will remain in effect from year to year if approved annually by our Board or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not “interested persons” as defined in the 1940 Act. The investment advisory management agreement will automatically terminate in the event of its assignment. Either party may terminate the investment advisory management agreement without penalty upon not more than 60 days’ written notice to the other party. See “Risk Factors - Risks Relating to our Business and Structure.”

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

For the fiscal years ended December 31, 2025, 2024 and 2023, expenses incurred (net of reimbursements) under the administration agreement were $6.7 million, $4.1 million and $5.6 million, respectively. For administrative expenses incurred during the most recently completed fiscal quarter, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations; Expenses.”

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
•
Pursuant to Rule 13a-15 of the 1934 Act, our management must prepare a report regarding its assessment of our internal control over financial reporting, and as a large accelerated filer, our auditors must attest to this report.
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

Available Information

We file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements, codes of ethics and other information meeting the informational requirements of the 1934 Act. Reports, proxy and information statements, and other information filed electronically by us with the SEC are available on the SEC’s website at http://www.sec.gov. In addition, information specifically regarding how we voted proxies relating to portfolio securities for the fiscal year ended December 31, 2025 is available without charge, upon request, by calling 212-515-3200.

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

From time to time, capital markets may experience periods of disruption and instability. Such disruptions may result in, amongst other things, write-offs, the re-pricing of credit risk, the failure of financial institutions or worsening general economic conditions, any of which could materially and adversely impact the broader financial and credit markets and reduce the availability of debt and equity capital for the market as a whole and financial services firms in particular. There can be no assurance these market conditions will not occur or worsen in the future, including economic and political events in or affecting the world’s major economies, such as the ongoing war between Russia and Ukraine, continued conflicts and political unrest in the Middle East and South America. Sanctions imposed by the U.S. and other countries, including in connection with hostilities between Russia and Ukraine and tensions between China and Taiwan, have caused additional financial market volatility and affected the global economy. Concerns over future inflation volatility, economic recession, as well as interest rate volatility and fluctuations in oil and gas prices resulting from global production and demand levels, as well as geopolitical tension, have exacerbated market volatility. In addition, social unrest, changes regarding immigration and work permit policies and other political and security concerns may not abate, which may cause the debt and equity capital markets and our business to be adversely affected both within and outside of regions experiencing ongoing conflicts. Market uncertainty and volatility have also been magnified as a result of the current U.S. presidential administration and ongoing uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies, including with respect to treaties and tariffs. In addition to impacting the capital markets, global economic, political and market conditions could have a significant adverse effect on our business, financial condition and results of operations.

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

Inflation may adversely affect our business.

Inflation and fluctuations in inflation rates have had in the past, and may in the future have, negative effects on economies and financial markets, particularly in emerging economies. For example, wages and prices of inputs increase during periods of inflation, which can negatively impact returns on investments. In an attempt to stabilize inflation, countries may impose wage and price controls or otherwise intervene in the economy. Governmental efforts to curb inflation often have negative effects on the level of economic activity. There can be no assurance that inflation will not become a serious problem in the future and have an adverse impact on the Company’s returns.

Economic activity has continued to accelerate across sectors and regions. Nevertheless, global supply chain issues have led, and may in the future lead, to a rise in energy prices. Inflation may continue in the near to medium-term, particularly in the U.S., with the possibility that monetary policy continues to tighten in response. Persistent inflationary pressures could affect our portfolio companies’ profit margins.

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

Global financial markets have experienced heightened volatility in recent periods, including as a result of economic and political events in or affecting the world’s major economies, such as the ongoing war between Russia and Ukraine, conflicts in the Middle East and recent U.S. military action in Venezuela. Sanctions imposed by the U.S. and other countries, including in connection with hostilities between Russia and Ukraine and the tensions between China and Taiwan, have caused additional financial market volatility and affected the global economy. Concerns over future increases in inflation, economic recession, as well as interest rate volatility and fluctuations in oil and gas prices resulting from global production and demand levels, as well as geopolitical tension, have exacerbated market volatility. Market volatility has been further exacerbated by social unrest, changes regarding immigration and work permit policies and other political and security concerns both in the United States and across various international regions. Because of interrelationships within the global financial markets, if these issues do not abate, or they worsen or spread, our and our portfolio companies, businesses may be adversely affected both within and outside of the directly affected regions.

Changes in trade policies, including the imposition of new tariffs or increases in existing tariffs, or reactionary measures in response thereto, including retaliatory tariffs, legal challenges, or currency manipulation, could adversely affect the market conditions in which we and our portfolio companies operate. These factors may affect the level and volatility of credit and securities prices and the liquidity and value of our investments, and we and our portfolio companies may not be able to successfully manage our exposure to these conditions.

In addition, numerous structural dynamics and persistent market trends have exacerbated volatility and market uncertainty. Concerns over significant volatility in the commodities markets, sluggish economic expansion in foreign economies, including continued concerns over growth prospects in China and emerging markets, growing debt loads for certain countries, uncertainty about the consequences of the U.S. and other governments withdrawing monetary stimulus measures, government agency closures, prolonged government shutdowns and speculation about a possible recession all highlight the fact that economic conditions remain unpredictable and volatile. U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns or a recession in the U.S. In recent periods, geopolitical tensions, including between the U.S. and China, have escalated. Further escalation of such tensions and the related imposition of sanctions or other trade barriers may negatively impact the rate of global growth, particularly in China, where growth has slowed. Moreover, there is a risk of both sector-specific and broad-based volatility, corrections and/or downturns in the equity and credit markets. Any of the foregoing could have a significant impact on the markets in which we and our portfolio companies operate and have a significant adverse effect on our business, financial condition and results of operations.

A number of factors have had and may continue to have an adverse impact on credit markets in particular. In 2025, the weakness and the uncertainty regarding the stability of the oil and gas markets resulted in a tightening of credit across multiple sectors. In addition, the Federal Reserve decreased the federal funds rate three times in 2025. Changes in and uncertainty surrounding interest rates may have a material effect on our business, particularly with respect to the cost and availability of financing, which could have a material adverse impact on our business prospects and financial condition. Additionally, the Republican Party currently controls both the executive and legislative branches of the U.S. federal government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Regulatory changes could result in greater competition from banks and other lenders with which we compete for lending and other investment opportunities.

During periods of difficult market conditions or slowdowns (which may be across one or more industries, sectors or geographies), companies in which we invest may experience decreased revenues, financial losses, credit rating downgrades, difficulty in obtaining access to financing and increased funding costs. During such periods, these companies may also have difficulty in expanding their businesses and operations and be unable to meet their debt service obligations or other expenses as they become due, including expenses payable to us. Negative financial results in our portfolio companies may reduce the value of our portfolio companies, our net asset value and our investment returns, which could have a material adverse effect on our operating results and cash flow. In addition, such conditions would increase the risk of default with respect to our investments. We may be adversely affected by reduced opportunities to exit and realize value from our investments, by lower than expected returns on investments made prior to the deterioration of the credit markets and by our inability to find suitable investments to effectively deploy capital. This could in turn materially reduce our net asset value and dividends and adversely affect our financial prospects and condition.

Uncertainty with respect to the financial stability of the United States and several countries in the EU could have a significant adverse effect on our business, financial condition, and results of operations.

In 2023, Fitch downgraded the federal government’s credit rating from AAA to AA+ and, in 2025, Moody's downgraded the federal government's credit rating from Aaa (negative) to Aa1 (stable). Further downgrades or warnings by S&P, Moody’s or other rating agencies, and the government’s credit and deficit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our common stock.

Following a period of heightened inflation, the Federal Reserve raised the target rate four times in 2023, raising the fed funds rate by about three percentage points in a six month period. However, the Federal Reserve lowered the target rate three times in 2024 and three times in 2025. In 2026, it is possible that the Federal Reserve will lower interest rates further. Further changes in key economic indicators, such as the unemployment rate or inflation, could lead to additional changes to the target range for the federal funds rate that may cause instability or may negatively impact our ability to access the debt markets on favorable terms.

The election of a new U.S. president for a term that commenced in 2025, coupled with a consolidation of party control of both chambers of Congress, has led to new legislative and regulatory initiatives and the roll-back of certain initiatives of the previous presidential administration, which may impact our business and our clients’ businesses in unpredictable ways. Areas subject to potential change or amendment include the Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") and the authority of the Federal Reserve and the Financial Stability Oversight Council. Additionally, under the narrowly divided control of the Congress, the likelihood of a failure to increase the debt ceiling and a default by the federal government is increased. The U.S. may also further increase tariffs and potentially withdraw from, renegotiate or enter into various trade agreements and take other actions that would change current trade policies of the U.S. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the U.S. Such actions could have a significant adverse effect on our business, financial condition and results of operations.

We may form one or more CLOs, which may subject us to certain structured financing risks.

To finance investments, we have and may continue to securitize certain of our investments, including through the formation of one or more CLOs (any such CLO we form, a "CLO Transaction" and the issuer of such CLO Transaction, a "CLO Issuer"), while retaining all or most of the exposure to the performance of these investments. This involves contributing a pool of assets to a special purpose entity, and selling debt interests in such entity on a non-recourse or limited-recourse basis to purchasers and retaining a debt and/or equity interest in the special purpose entity. Any interest in any such CLO held by us will be considered a “non-qualifying asset” for purposes of Section 55 of the 1940 Act.

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

Recent technological advances in artificial intelligence, including machine learning technology (“Machine Learning Technology”), pose risks to us and our portfolio companies. We and our portfolio companies could be exposed to the risks of Machine Learning Technology if third-party service providers or any counterparties use Machine Learning Technology in their business activities. We and the Investment Adviser are not in a position to control the use of Machine Learning Technology in third-party products or services. Use of Machine Learning Technology could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming partly accessible by other third-party Machine Learning Technology applications and users. Machine Learning Technology has the potential to result in significant and disruptive changes in companies, sectors or industries, including those in which we invest, and any such changes could create new and unpredictable operational, legal and/or regulatory risks. Machine Learning Technology and its applications continue to develop rapidly, and we cannot predict the risks that may arise from such developments.

Machine Learning Technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that Machine Learning Technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of Machine Learning Technology. To the extent we or our portfolio companies are exposed to the risks of Machine Learning Technology use, any such inaccuracies or errors could adversely impact us or our portfolio companies. In the current period of technological and commercial innovation, startup and other companies have found success disrupting traditional approaches to industry or market practices, and the frequency of such disruptions is expected to increase. Such disruptions could negatively impact us and our investments, alter market practices on which our investment strategy depends to create investment returns, significantly disrupt the market in which we operate or subject us to increased competition.

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

Under the 1940 Act, a BDC generally is not permitted to incur borrowings, issue debt securities or issue preferred stock unless immediately after the borrowing or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock is at least 200%. However, under the Small Business Credit Availability Act (the "SBCAA"), which became law in March 2018, BDCs have the ability to elect to become subject to a lower asset coverage requirement of 150%, subject to the receipt of the requisite board or stockholder approvals under the SBCAA and satisfaction of certain other conditions.

On April 4, 2018, the Board approved approved the application of the minimum asset coverage ratio of 150% to us, as set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As a result and subject to certain additional disclosure requirements, as of April 4, 2019, our minimum asset coverage ratio was reduced from 200% to 150%. In other words, pursuant to Section 61(a) of the 1940 Act, as amended by the SBCAA, we are permitted to potentially increase our maximum debt-to-equity ratio from an effective level of one-to-one to two-to-one.

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

The agreements governing certain of our debt instruments require us to comply with certain financial and operational covenants. These covenants require us to, among other things, maintain certain financial ratios, including asset coverage and minimum stockholders’ equity. As of December 31, 2025, we were in compliance with these covenants. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. In the event of deterioration in the capital markets and pricing levels subsequent to this period, net unrealized loss in our portfolio may increase in the future. Absent an amendment to our senior secured credit facility, continued unrealized loss in our investment portfolio could result in non-compliance with certain covenants.

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

As of December 31, 2025, we had approximately $941.0 million of outstanding borrowings under our senior secured credit facility, $456.0 million outstanding Class A-1, A-2, B, and C Notes under the Bethesda CLO 1, $399.0 million outstanding Class A-1, A-2, B, and C Notes under the Bethesda CLO 2, $125.0 million aggregate principal amount of our 2026 Notes and $80.0 million in aggregate amount outstanding of the 2028 Notes. In order for us to cover our annual interest payments on our outstanding indebtedness at December 31, 2025, we must achieve annual returns on our December 31, 2025 total assets of at least 3.34%. The weighted average stated interest rate charged on our principal amount of outstanding indebtedness as of December 31, 2025 was 5.55%. We intend to continue borrowing under our senior secured credit facility in the future and we may increase the size of it or issue additional debt securities or other evidences of indebtedness (although there can be no assurance that we will be successful in doing so). For more information on our indebtedness, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition, Liquidity and Capital Resources.” Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. The amount of leverage that we employ at any particular time will depend on our Investment Adviser’s and our Boards’ assessments of market and other factors at the time of any proposed borrowing.

Our senior secured credit facility, the CLO Transactions, the 2026 Notes and the 2028 Notes impose financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC. A failure to renew our senior secured credit facility or to add new or replacement debt facilities or to issue additional debt securities or other evidences of indebtedness could have a material adverse effect on our business, financial condition and results of operations.

The following table illustrates the effect on return to a holder of our common stock of the leverage created by our use of borrowing at the weighted average stated interest rate of 5.55% as of December 31, 2025, together with (a) our total value of net assets as of December 31, 2025; (b) approximately $2,001.0 million in aggregate principal amount of indebtedness outstanding as of December 31, 2025 and (c) hypothetical annual returns on our portfolio of minus 10% to plus 10%.

Assumed Return on Portfolio (Net of Expenses) (1)	(10)%	(5)%	—%	5%	10%
Corresponding Return to Common Stockholders (2)	(34)%	(21)%	(9)%	4%	17%

(1)
The assumed portfolio return is required by SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table. Pursuant to SEC regulations, this table is calculated as of December 31, 2025. As a result, it has not been updated to take into account any changes in assets or leverage since December 31, 2025.
(2)
In order to compute the “Corresponding Return to Common Stockholders,” the “Assumed Return on Portfolio” is multiplied by the total value of our assets at December 31, 2025 to obtain an assumed return to us. From this amount, the interest expense (calculated by multiplying the weighted average stated interest rate of 5.55% by the approximately $2,001.0 million of principal debt outstanding) is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets as of December 31, 2025 to determine the “Corresponding Return to Common Stockholders.”

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

We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming no changes to our balance sheet as of December 31, 2025, a hypothetical one percent increase in SOFR on our floating rate assets and liabilities would Increase our earnings by ten cents per average share over the next twelve months. Assuming no changes to our balance sheet as of December 31, 2025, a hypothetical two percent increase in SOFR on our floating rate assets and liabilities would increase our earnings by twenty cents per average share over the next twelve months. Assuming no changes to our balance sheet as of December 31, 2025, a hypothetical three percent increase in SOFR on our floating rate assets and liabilities would increase our earnings by thirty cents per average share over the next twelve months. Assuming no changes to our balance sheet as of December 31, 2025, a hypothetical four percent increase in SOFR on our floating rate assets and liabilities would increase our earnings by forty cents per average share over the next twelve months. Assuming no changes to our balance sheet as of December 31, 2025, a hypothetical one percent decrease in SOFR on our floating rate assets and liabilities would decrease our earnings by ten cents per average share over the next twelve months. In addition, we believe that our interest rate matching strategy and our ability to hedge mitigates the effects any changes in interest rates may have on our investment income. Although management believes that this is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase or decrease in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

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

We are prohibited under the 1940 Act from knowingly participating in certain transactions with certain of our affiliates without the prior approval of our independent directors and, in some cases, of the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act and we are generally prohibited from buying or selling any security (other than our securities) from or to such affiliate, absent the prior approval of our independent directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our independent directors and, in some cases, of the SEC. We are prohibited from buying or selling any security from or to any person who owns more than 25% of our voting securities or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC through the Order (other than in certain limited situations pursuant to current regulatory guidance). The analysis of whether a particular transaction constitutes a joint transaction requires a review of the relevant facts and circumstances then existing. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates.

Pursuant to such Order, the Board has approved co-investment policies and procedures describing how the Company will comply with the Order. Further, the Investment Adviser has adopted the Adviser Allocation Policy describing the allocation of investment opportunities in which we will have the opportunity to participate with one or more Apollo Regulated Funds and other public or private Apollo funds that target similar assets. Pursuant to the Adviser Allocation Policy, the Company will be given the opportunity to participate in any investments that fall within certain criteria established by the Investment Adviser. The Company may determine to participate or not to participate, depending on whether the Investment Adviser determines that the investment is appropriate for the Company (e.g., based on investment strategy). The investment would generally be allocated to us, any other Apollo Regulated Funds and the other Apollo funds that target similar assets pro rata based on available capital in the applicable asset class. If the Investment Adviser determines that such investment is not appropriate for us, the investment will not be allocated to us. The Order is subject to certain terms and conditions so there can be no assurance that we will be permitted to co-invest with certain of our affiliates other than in the circumstances currently permitted by regulatory guidance and the Order.

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

Allocation of Expenses

We have entered into a royalty-free license agreement with AGM, pursuant to which AGM has agreed to grant us a non-exclusive license to use the name “MidCap Financial.” Under the license agreement, we have the right to use the “MidCap Financial” name for so long as AIM or one of its affiliates remains the Investment Adviser. In addition, we rent office space from AIA, an affiliate of AIM, and pay AIA our allocable portion of overhead and other expenses incurred by AIA in performing its obligations under the administration agreement, including our allocable portion of the compensation, rent and other expenses of our Chief Financial Officer, Chief Legal Officer and Chief Compliance Officer and their respective staffs, which can create conflicts of interest that our Board must monitor.

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

The Maryland General Corporation Law, our charter and our bylaws contain provisions that may discourage, delay or make more difficult a change in control or the removal of our directors. We are subject to Subtitle 6 of Title 3 of the Maryland General Corporate Law, the Maryland Business Combination Act, subject to any applicable requirements of the 1940 Act. Our Board has adopted a resolution exempting from the Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our Board, including approval by a majority of our independent directors. If the resolution exempting business combinations is repealed or our Board does not approve a business combination, the Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. We are subject to Subtitle 7 of Title 3 of the Maryland General Corporate Law, the Maryland Control Share Acquisition Act. Our bylaws exempt from the Maryland Control Share Acquisition Act acquisitions of our common stock by any person. If we amend our bylaws to repeal the exemption from the Control Share Acquisition Act, the Control Share Acquisition Act also may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such an offer. We intend to give the SEC prior notice should our Board elect to amend our bylaws to repeal the exemption from the Control Share Acquisition Act.

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

MidCap FinCo is discretionarily managed by Apollo Capital Management, L.P., an affiliate of our Investment Adviser. As a result, MidCap FinCo is currently under common control with us. Additionally, MidCap FinCo originates a significant amount of senior secured first lien loans in which we participate pursuant to our co-investment order. Our Investment Adviser reviews, evaluates and negotiates, as applicable, each such potential investment to ensure it is appropriate for us. While AGM investment management relationship with MidCap FinCo currently allows us to access MidCap FinCo’s origination volume, AGM and MidCap FinCo are distinct and separate legal entities with different businesses and interests. Thus, if MidCap FinCo were to terminate its investment management agreement with AGM, we may no longer have the same access to MidCap FinCo’s origination volume. MidCap FinCo is not an investment adviser, subadviser or fiduciary to us or to our Investment Adviser. MidCap FinCo is not obligated to take into account our interests (or those of other potential participants in its originations) when originating loans across its platform. Various factors, including its ability to retain and attract personnel with origination experience, relationships and expertise, will affect MidCap FinCo’s business. There can be no guarantee that MidCap FinCo will continue to originate loans at its historic levels of quality or volume.

Risks Relating to our Investments

Our investments in portfolio companies are risky, and we could lose all or part of our investment.

Investments in middle-market companies are speculative and involves a number of significant risks including a high degree of risk of credit loss. Middle-market companies may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment. In addition, they typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. Middle-market companies are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio companies and, in turn, on us. Middle-market companies also generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, directors and our Investment Adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in portfolio companies.

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

Many of the portfolio companies in which we make investments may be susceptible to economic slowdowns or recessions and during these periods may be unable to repay the loans we made to them. See “Item 1A. Risk Factors—Risks Relating to the Current Environment—Certain of our portfolio companies’ businesses could be adversely affected by the effects of health pandemics or epidemics, which could have a negative impact on our and our portfolio companies’ businesses and operations.” Therefore, our non-performing assets may increase and the value of our portfolio may decrease during these periods as we are required to record our investments at their current fair value. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our and our portfolio companies’ funding costs, limit our and our portfolio companies’ access to the capital markets or result in a decision by lenders not to extend credit to us or our portfolio companies. These events could prevent us from increasing investments and harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize the portfolio company’s ability to meet its obligations under the debt that we hold. We may incur additional expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we will actually provide significant managerial assistance to that portfolio company, a bankruptcy court might subordinate all or a portion of our claim to that of other creditors.

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

In August 2022, Rule 18f-4 under the 1940 Act, regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations (except reverse repurchase agreements and similar financing transactions), became effective. Under the new rule, BDCs that make significant use of derivatives are required to operate subject to a value-at-risk leverage limit, adopt a derivatives risk management program and appoint a derivatives risk manager, and comply with various testing and board reporting requirements. These new requirements apply unless the BDC qualifies as a “limited derivatives user,” as defined under the adopted rules. Under the new rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. We currently operate as a “limited derivatives user” which may limit our ability to use derivatives and/or enter into certain other financial contracts.

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

Risks Relating to our Debt Instruments

Our senior secured credit facility has begun amortizing and any inability to renew, extend or replace the facility could adversely impact our liquidity and ability to find new investments or maintain distributions to our stockholders.

The Company has a senior secured credit facility. On October 1, 2025, the Company amended and restated its senior secured, multi-currency, revolving credit facility (the “Senior Secured Facility”), previously amended and restated as of October 17, 2024, April 19, 2023, December 22, 2020 and November 19, 2018. The amended and restated agreement extended the final maturity date through October 1, 2030. Lender commitments under the Senior Secured Facility decreased from $1,660,000 to $1,610,000. The Senior Secured Facility includes an “accordion” feature that allows the Company to increase the size of the Facility to $2,415,000. The Senior Secured Facility is secured by substantially all of the assets in the Company’s portfolio, including cash and cash equivalents.

Commencing October 1, 2029, the Company is required to repay, the outstanding amount under the Senior Secured Facility as of October 1, 2029 out of the proceeds of certain asset sales and other recovery events and equity and debt issuances. The stated interest rates on outstanding borrowings under the Senior Secured Facility depend on the type of borrowing and the “gross borrowing base” at the time. USD borrowings accrue at (a) either Term SOFR plus 1.75% per annum or Term SOFR plus 1.875% per annum, or (b) either Alternative Base Rate plus 0.65% per annum or Alternative Base Rate plus 0.775% per annum.The Company is required to pay a commitment fee of 0.325% per annum on any unused portion of the Senior Secured Facility and fronting fees (which fronting fee is exclusive of the applicable margin) of 0.25% per annum on the letters of credit issued.

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

Our unsecured notes mature in 2026 and 2028, and any inability to replace or repay our unsecured notes could adversely impact our liquidity and ability to fund new investments or maintain distributions to our stockholders.

On July 16, 2021, we issued $125 million aggregate principal amount of 4.50% senior unsecured notes due July 16, 2026 (the “2026 Notes”).

On December 13, 2023, we issued $80 million aggregate principal amount of 8.00% notes due December 15, 2028 (the “2028 Notes”).

There can be no assurance that we will be able to replace the 2026 Notes or the 2028 Notes upon their maturity on terms that are favorable to us, if at all. Our ability to replace the 2026 Notes or the 2028 Notes will be constrained by then-current economic conditions affecting the credit markets. In the event that we are not able to replace or repay the 2026 Notes or the 2028 Notes at the time of their maturity, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders and our ability to qualify as a RIC.

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

We are subject to certain risks as a result of our interests in the membership interests in the CLO Issuers (the "Membership Interests").

Under the terms of the master loan sale agreements governing the CLO Issuers, we sold and/or contributed to the CLO Issuers all of our ownership interest in our portfolio loans and participations for the purchase price and other consideration set forth in such master loan sale agreements (including an increase in the value of the Membership Interests). As a result of the CLO Transactions, we hold all of the Membership Interests, which comprise 100% of the equity interests, in the CLO Issuers. As a result, we expect to consolidate the financial statements of the CLO Issuers, as well as our other subsidiaries, in our consolidated financial statements. However, once contributed to a CLO, the underlying loans and participation interests have been securitized and are no longer our direct investment, and the risk return profile has been altered. In general, rather than holding interests in the underlying loans and participation interests, the CLO Transactions resulted in us holding membership interests in the CLO Issuers, with each CLO holding the underlying loans. As a result, we are subject both to the risks and benefits associated with the equity interests of each CLO (i.e., the Membership Interests) and the risks and benefits associated with the underlying loans and participation interests held by the CLO Issuers.

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

We will manage the assets of the CLO Issuers pursuant to a collateral management agreement with the applicable CLO Issuer, the “Collateral Management Agreement”). The indentures governing the notes (“CLO Notes”) issued by the CLO Transactions (the “CLO Indenture”) and the Collateral Management Agreement place significant restrictions on our ability to advise the CLO Issuers to buy and sell collateral obligations, and we are subject to compliance with the CLO Indenture and the Collateral Management Agreement. As a result of the restrictions contained in the CLO Indenture and the Collateral Management Agreement, the CLO Issuers may be unable to buy or sell collateral obligations or to take other actions that we might consider in the interest of the CLO Issuers and the holders of CLO Notes, and we may be required to make investment decisions on behalf of the CLO Issuers that are different from those made for our other clients.

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

Changes in laws or regulations governing our operations or the operations of our portfolio companies, or newly enacted laws or regulations, such as the Dodd-Frank Act, the Tax Cuts and Jobs Act, the Coronavirus Aid, Relief, and Economic Security Act and the SBCAA, could require changes to certain of our business, practices or that of our portfolio companies. These changes could negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies or otherwise adversely affect our business, or business of our portfolio companies.

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

As a RIC, we will be subject to a 4% non-deductible federal excise tax on certain undistributed income unless we distribute in a timely manner for each calendar year an amount at least equal to the sum of : (1) 98% of our ordinary income for that calendar year; (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year; and (3) any income recognized, but not distributed, in preceding years. We will not be subject to excise taxes on amounts on which we are required to pay corporate income taxes (such as retained net capital gains). Finally, if more stockholders opt to receive cash distributions rather than participate in our dividend reinvestment plan, we may be forced to liquidate some of our investments and raise cash in order to make cash distribution payments.

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

The issuance of shares of preferred stock with dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of preferred stock could adversely affect the market price for our common stock by making an investment in the common stock less attractive. In addition, the dividends on any preferred stock we issue must be cumulative. Payment of dividends and repayment of the liquidation preference of preferred stock must take preference over any dividends or other payments to our common stockholders, and holders of preferred stock are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference (other than convertible preferred stock that converts into common stock). In addition, under the 1940 Act, preferred stock constitutes a “senior security” for purposes of the 150% asset coverage test.

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

Item 2. Properties

As of December 31, 2025, we did not own any real estate or other physical properties materially important to our operations. Our administrative and principal executive offices are located at 3 Bryant Park, New York, NY 10036 and 9 West 57th Street, New York, NY 10019, respectively. We believe that our office facilities are suitable and adequate for our business as it is currently conducted.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock and Stockholders

The following table sets forth, for the quarterly reporting periods indicated, the net asset value (“NAV”) per share of our common stock and the high and low sales price for our common stock, as reported on the NASDAQ Global Select Market, and distributions per share information:

		Sales Price
	NAV Per Share (1)	High	Low	Premium (Discount) of High Sales Price to NAV (2)	Premium (Discount) of Low Sales Price to NAV (2)	Distributions Declared
Year Ended December 31, 2025
December 31, 2025	$14.18	$12.50	$11.33	(11.8)%	(20.1)%	$0.31
September 30, 2025	14.66	13.51	11.88	(7.9)%	(19.0)%	0.38
June 30, 2025	14.75	13.25	10.18	(10.1)%	(31.0)%	0.38
March 31, 2025	14.93	14.74	12.35	(1.3)%	(17.3)%	0.38
Year Ended December 31, 2024
December 31, 2024	$14.98	$14.28	$13.07	(4.7)%	(12.7)%	$0.38
September 30, 2024*	15.10	15.70	12.26	4.0%	(18.8)%	0.58
June 30, 2024	15.38	16.36	14.67	6.4%	(4.6)%	0.38
March 31, 2024	15.42	15.15	13.41	(1.7)%	(13.0)%	0.38

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

While our common stock has from time to time traded in excess of our net asset value, there can be no assurance, however, that it will trade at such a premium (to NAV) in the future. The last reported closing market price of our common stock on February 25, 2026 was $10.93 per share. As of February 25, 2026, we had 41 stockholders of record. This number does not include stockholders for whom shares are held in “nominee” or “street name.”

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

The following table lists the quarterly distributions per share from our common stock for the past two calendar years:

Distributions Declared
Quarter Ended
December 31, 2025	$0.31
September 30, 2025	0.38
June 30, 2025	0.38
March 31, 2025	0.38
December 31, 2024	0.38
September 30, 2024	0.58
June 30, 2024	0.38
March 31, 2024	0.38

*September 30, 2024 distribution includes special dividend of $0.20 per share.

Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The Company adopted the following plans, approved by the Board, for the purpose of repurchasing its common stock in accordance with applicable rules specified in the 1934 Act (the “Repurchase Plans”):

Date of Agreement/Amendment	Maximum Cost of Shares That May Be Repurchased	Cost of Shares Repurchased	Remaining Cost of Shares That May Be Repurchased
August 5, 2015	$50.0 million	$50.0 million	$	— million
December 14, 2015	50.0 million	50.0 million		— million
September 14, 2016	50.0 million	50.0 million		— million
October 30, 2018	50.0 million	50.0 million		— million
February 6, 2019	50.0 million	50.0 million		— million
February 3, 2022	25.0 million	17.1 million		7.9 million
Total as of December 31, 2025	$275.0 million	$267.1 million		$7.9 million

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

The following table presents information with respect to the Company’s purchases of its common stock since adoption of the Repurchase Plans through December 31, 2025:

Month	Total Number of Shares Purchased	Average Price Paid Per Share*	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans
August 2015	510,000	$19.71	510,000	$	$ 40.0 million
September 2015	603,466	18.46	603,466		28.8 million
November 2015	1,116,666	18.10	1,116,666		8.6 million
December 2015	627,443	17.58	627,443		47.6 million
January 2016	670,708	14.91	670,708		37.6 million
June 2016	362,933	16.73	362,933		31.5 million
July 2016	16,491	16.53	16,491		31.2 million
August 2016	596,294	17.67	596,294		20.7 million
September 2016	411,523	18.13	411,523		63.2 million
October 2016	527,417	17.82	527,417		53.8 million
November 2016	239,289	17.45	239,289		49.6 million
August 2017	33,333	17.96	33,333		49.0 million
September 2017	186,767	17.98	186,767		45.7 million
October 2017	144,867	17.96	144,867		43.1 million
November 2017	64,500	17.79	64,500		41.9 million
December 2017	50,100	17.89	50,100		41.0 million
January 2018	577,386	17.32	577,386		31.0 million
February 2018	70,567	16.23	70,567		29.9 million
May 2018	263,667	17.12	263,667		25.4 million
June 2018	198,601	16.94	198,601		22.0 million
July 2018	8,867	16.75	8,867		21.9 million
August 2018	502,767	17.11	502,767		13.3 million
September 2018	444,467	16.54	444,467		5.9 million
October 2018	160,800	16.46	160,800		53.3 million
November 2018	595,672	15.81	595,672		43.9 million
December 2018	741,389	13.49	741,359		33.9 million
February 2019	19,392	15.16	19,392		83.6 million
March 2019	291,426	15.40	291,426		79.1 million
April 2019	44,534	15.23	44,534		78.4 million
May 2019	298,026	15.93	298,026		73.6 million
June 2019	607,073	15.97	607,073		63.9 million
July 2019	89,610	16.10	89,610		62.5 million
August 2019	758,020	16.15	758,020		50.3 million
September 2019	32,371	16.26	32,371		49.7 million
October 2019	495,464	15.65	495,464		42.0 million
November 2019	6,147	15.91	6,147		41.9 million
March 2020	1,286,565	11.62	1,286,565		26.9 million
May 2021	145,572	13.92	145,572		24.9 million
July 2021	44,418	13.46	44,418		24.3 million
August 2021	45,675	13.32	45,675		23.7 million
September 2021	360,860	13.02	360,860		19.0 million
October 2021	308,005	13.30	308,005		14.9 million
November 2021	419,372	13.05	419,372		9.4 million
December 2021	227,429	12.44	227,429		6.6 million
January 2022	60,605	12.70	60,605		30.8 million
April 2022	88,478	12.82	88,478		29.7 million
May 2022	40,044	12.57	40,044		29.2 million
May 2023	171,061	11.56	171,061		27.2 million
June 2023	27,023	11.84	27,023		26.9 million
March 2025	476,656	12.75	476,656		20.8 million
November 2025	1,091,753	11.81	1,091,753		7.9 million
Total	17,161,559	$15.56	17,161,529

* The average price per share is inclusive of commissions.

Stock Performance Graph

This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index, the Russell 2000 Financial Services Index, and the S&P Small Cap 600 Financials Index, for the period of December 31, 2020 through December 31, 2025. The graph assumes that, on December 31, 2020, a person invested $100 in each of the following: our common stock, the S&P 500 Index, the Russell 2000 Financial Services Index, and the S&P Small Cap 600 Financials Index. The graph measures total stockholder return, which takes into account both changes in stock price and distributions. It assumes that distributions paid are invested in like securities. On November 3, 2022, the Company's Board changed the Company’s fiscal year end from March 31 to December 31, effective December 31, 2022. The 5-year stock performance comparison below is based on calendar-year periods rather than historical fiscal-year periods ending March 31. This change was made to enhance comparability with broader market indices and peer companies.

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

Stockholder transaction expenses:
Sales load (as a percentage of offering price)	—%(1)
Offering expenses (as a percentage of offering price)	—%(2)
Dividend reinvestment plan expenses	—%(3)
Total common stockholder transaction expenses (as a percentage of offering price)	None
Annual expenses (as percentage of net assets attributable to common stock) (4):
Management fees	1.75%(5)
Incentive fees payable under investment advisory management agreement	1.99%(6)
Interest and other debt expenses on borrowed funds	9.14%(7)
Other expenses	0.83%(8)
Total annual expenses	13.71%(9)

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
(4)
“Net assets attributable to common stock” equals average net assets for the year ended December 31, 2025.
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

On January 16, 2019, we entered into a fee offset agreement with AIM in connection with revenue realized by AIM and its affiliates for the management of certain aircraft assets. We received an offsetting credit against total incentive fees otherwise due to AIM under the investment advisory management agreement. The amount offset was initially 20% of the management fee revenue earned and incentive fee revenue realized by AIM and its affiliates in connection with managing aircraft assets on related insurance balance sheets (“New Balance Sheet Investments”), new aircraft managed account capital (“New Managed Accounts”) and new dedicated aircraft funds (“New Aircraft Funds”). Once the aggregate capital raised by New Aircraft Funds or New Managed Accounts and capital invested by the New Balance Sheet Investments exceeded $3 billion cumulatively, the fee offset would step down to 10% of the amount of incremental management fee revenue earned and incentive fee revenue realized by AIM and its affiliates. The fee offset was supposed to be in place for seven years, however the incentive fees realized by AIM and its affiliates after this seven-year period from applicable investments that were raised or made within the seven-year period would also be used to offset incentive fees payable to AIM by us. The offset would be limited to the amount of incentive fee payable by us to AIM and any unapplied fee offset which exceeds the incentive fees payable in a given quarter will carry forward to be credited against the incentive fees payable by us in subsequent quarters. There was no management fee and performance based fee offset for the year ended December 31, 2025. In 2022, we announced our plans to reduce our aviation leasing platform that is operating through Merx. Effective February 21, 2023, as a result of the planned reduction and the pending departure of certain Merx personnel, Merx and Apollo agreed to terminate the fee offset agreement in exchange for a termination fee of $7.5 million.

(6)
Assumes that annual incentive fees earned by our Investment Adviser, AIM, consistent with the fee structure beginning January 1, 2023 adjusted for new debt and equity issuances. Calculated based on the average of pre-incentive fee net investment income for the year ended December 31, 2025, excluding any potential impact from the “Incentive Fee Cap” which could result in a reduction in the incentive fee.

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

(7)
Our interest and other debt expenses are based on borrowing levels and interest rates consistent with the levels during the year ended December 31, 2025. As of December 31, 2025, we had $2,001.0 million in borrowings outstanding, consisting of $941.0 million outstanding under our senior secured credit facility, $456.0 million outstanding Class A-1, A-2, B, and CR Notes under the Bethesda CLO 1, $399.0 million outstanding Class A-1, A-2, B, and C Notes under the Bethesda CLO 2, $125.0 million aggregate principal amount of our 2026 Notes and $80.0 million in aggregate amount outstanding of the 2028 Notes. As of December 31, 2025, the Company had $— in standby letters of credit issued through the senior secured credit facility. The amount available for borrowing under the senior secured credit facility is reduced by any standby letters of credit issued.
(8)
Includes our estimated overhead expenses, including payments under the administration agreement based on our allocable portion of overhead and other expenses incurred by AIA in performing its obligations under the administration agreement. See “Business—Administrative Agreement” in this Annual Report.
(9)
“Total annual expenses” as a percentage of net assets attributable to common stock are higher than the total annual expenses percentage would be for a company that is not leveraged. We borrow money to leverage our net assets and increase our total assets. The SEC requires that the “Total annual expenses” percentage be calculated as a percentage of net assets (defined as total assets less indebtedness), rather than the total assets, including assets that have been funded with borrowed monies. If the “Total annual expenses” percentage were calculated instead as a percentage of total assets, our “Total annual expenses” would be 5.68% of total assets.

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

	1 year	3 years	5 years	10 years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return	$138	$376	$570	$917

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

For example, if we assumed that we received our 5% annual return completely in the form of net realized capital gains on our investments, which results in a capital gains incentive fee earned, the projected dollar amount of total cumulative expenses set forth in the above illustration and the capital gains incentive fee would be as follows:

	1 year	3 years	5 years	10 years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return (all of which is subject to a capital gains incentive fee)	$119	$331	$514	$864

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

Overview

MidCap Financial Investment Corporation (the “Company”, “MFIC”, “we”, “us”, or “our”) was incorporated under the Maryland General Corporation Law in February 2004. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Pursuant to this election and assuming we qualify as a RIC, we generally do not have to pay corporate-level federal income taxes on any income we distribute to our stockholders. We commenced operations on April 8, 2004 upon completion of our initial public offering that raised $870 million in net proceeds from selling 62 million shares of common stock at a price of $15.00 per share (20.7 million shares at a price of $45.00 per share adjusted for the one-for-three reverse stock split). Since then, and through December 31, 2025, we have raised approximately $2.68 billion in net proceeds from additional offerings of common stock and we have repurchased common stock for $267.1 million.

This Annual Report on Form 10-K covers the twelve-month period from January 1, 2025 to December 31, 2025 (the “Annual Report”).

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

Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment, the competitive environment for the types of investments we make. As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of December 31, 2025, non-qualifying assets represented approximately 8.8% of the total assets of the Company.

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

Portfolio and Investment Activity

Our portfolio and investment activity during the years ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
(in millions)*	2025	2024(1)
Investments made in portfolio companies	$1,274.6	$1,613.6
Investments sold	(111.1)	(271.5)
Net activity before repaid investments	1,163.6	1,342.1
Investments repaid	(972.6)	(657.5)
Net investment activity	$191.0	$684.6

Portfolio companies, at beginning of period	233	152
Number of investments in new portfolio companies	54	167
Number of exited companies	(40)	(86)
Portfolio companies at end of period	247	233

Number of investments in existing portfolio companies	156	130

* Totals may not foot due to rounding.

(1)
Includes investments acquired from the Mergers.

Our portfolio composition and weighted average yields as of December 31, 2025 and 2024 were as follows:

	December 31, 2025	December 31, 2024
Portfolio composition, at fair value:
First lien secured debt	95%	92%
Second lien secured debt	0%	1%
Total secured debt	95%	93%
Unsecured debt	0%	0%
Structured products and other	0%	1%
Preferred equity	1%	1%
Common equity/interests and warrants	4%	5%
Weighted average yields, at amortized cost (1):
First lien secured debt (2)	9.7%	10.8%
Second lien secured debt (2)	13.0%	14.4%
Secured debt portfolio (2)	9.7%	10.8%
Unsecured debt portfolio (2)	11.1%	9.5%
Total debt portfolio (2)	9.7%	10.8%
Total portfolio (3)	8.6%	9.5%
Interest rate type, at fair value (4):
Fixed rate amount	$0.0 billion	$0.0 billion
Floating rate amount	$2.9 billion	$2.7 billion
Fixed rate, as percentage of total	0%	1%
Floating rate, as percentage of total	100%	99%
Interest rate type, at amortized cost (4):
Fixed rate amount	$0.0 billion	$0.0 billion
Floating rate amount	$2.9 billion	$2.7 billion
Fixed rate, as percentage of total	0%	1%
Floating rate, as percentage of total	100%	99%

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

Since the initial public offering of the Company in April 2004 and through December 31, 2025, invested capital totaled $26.8 billion in 848 portfolio companies. Over the same period, the Company completed transactions with more than 100 different financial sponsors.

Recent Developments

On February 25, 2026, the Company’s Board approved a new stock repurchase plan (the “Repurchase Plan”) to acquire up to $100 million of the Company’s common stock. The new Repurchase Plan is in addition to the Company's existing share repurchase authorization, of which approximately $7.9 million of repurchase capacity remains. Accordingly, the Company now has approximately $107.9 million available for stock repurchases under its repurchase program. Pursuant to this authorization, the Company has adopted a 10b5-1 plan (the “10b5-1 Plan”). The 10b5-1 Plan provides that purchases will be conducted on the open market in accordance with Rule 10b5-1 and 10b-18 under the Exchange Act and will otherwise be subject to applicable law, which may prohibit purchases under certain circumstances. The amount of purchases made under the 10b5-1 Plan or otherwise and how much will be purchased at any time is uncertain, dependent on prevailing market prices and trading volumes, all of which the Company cannot predict.

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

As of December 31, 2025, $3.11 billion or 98.3% of the Company’s investments were classified as Level 3. The high proportion of Level 3 investments relative to our total investments is directly related to our investment philosophy and target portfolio, which consists primarily of long-term secured debt, as well as unsecured and mezzanine positions of private middle-market companies. A fundamental difference exists between our investments and those of comparable publicly traded fixed income investments, namely high-yield bonds, and this difference affects the valuation of our private investments relative to comparable publicly traded instruments.

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

Investments determined by these valuation procedures which have a fair value of less than $1 million during the prior fiscal quarter may be valued based on inputs identified by the Investment Adviser without the necessity of obtaining valuation from an independent valuation firm, if once annually an independent valuation firm using the procedures described herein provides an independent assessment of value. Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. During the year ended December 31, 2025, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

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

Results of Operations

Operating results for the year ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
(in millions)*	2025	2024
Investment Income
Interest income	$300.1	$284.6
Dividend income	0.9	0.8
PIK interest income	17.9	12.2
Other income	2.0	4.2
Total investment income	$320.9	$301.8
Expenses
Management and performance-based incentive fees, net of amounts waived	$40.3	$41.0
Interest and other debt expenses, net of reimbursements	127.0	115.5
Administrative services expense, net of reimbursements	5.3	3.8
Other general and administrative expenses	6.3	8.2
Net Expenses	$178.9	$168.5
Net Investment Income	$142.0	$133.3
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses)	$(50.1)	$(77.0)
Net change in unrealized gains (losses)	(28.7)	42.5
Net Realized and Change in Unrealized Gains (Losses)	$(78.8)	$(34.5)
Net Increase in Net Assets Resulting from Operations	$63.2	$98.8

Net Investment Income on Per Average Share Basis (1)	$1.52	$1.71
Earnings per share — basic (1)	$0.68	$1.27

* Totals may not foot due to rounding.

(1)
Based on the weighted average number of shares outstanding for the period presented.

Total Investment Income

For the year ended December 31, 2025 as compared to the year ended December 31, 2024

The $19.1 million increase in total investment income for the year ended December 31, 2025, compared to the year ended December 31, 2024, was primarily driven by a $21.2 million increase in total interest income including PIK. The increase in interest income was attributable to a higher income-bearing investment portfolio, reflecting the first full year of operations following the mergers with AFT and AIF.

Net Expenses

For the year ended December 31, 2025 as compared to the year ended December 31, 2024

Net expenses increased by $10.4 million for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase was primarily driven by a $11.5 million increase in interest and other debt expenses, reflecting higher average debt outstanding during the period. This increase in average debt outstanding was partially offset by a decline in the weighted average annualized interest cost to 6.65% in 2025 from 7.35% in 2024, reflecting improved financing terms and lower borrowing costs resulting from the issuance of MFIC Bethesda CLO 2, the repricing and upsizing of MFIC Bethesda CLO 1, and the October Amend & Extend of the Revolving Credit Facility.

Income Taxes

We have elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our stockholders in each taxable year generally at least 90% of the sum of our investment company taxable income, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our stockholders, which generally relieve us from corporate-level U.S. federal income taxes. Depending on the level of taxable income earned in a tax year, we may carry forward taxable income (including net capital gains, if any) in excess of current year dividend distributions from the current tax year into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, we will accrue excise tax on estimated excess taxable income.

For the year ended December 31, 2025 as compared to the year ended December 31, 2024

For the year ended December 31, 2025 and December 31, 2024, the Company incurred none and none, respectively, of U.S. federal excise tax.

Net Realized Gains (Losses)

For the year ended December 31, 2025 as compared to the year ended December 31, 2024

During the year ended December 31, 2025, we recognized gross realized gains of $7.8 million and gross realized losses of $54.6 million from investments, resulting in net realized losses of $46.7 million from investments. During the year ended December 31, 2025, we recognized realized loss of $3.4 million from extinguishment of debt. Net realized losses from investments for the year ended December 31, 2025 were primarily driven by the write-off of Ambrosia Buyer Corp., Solarplicity Group Limited (f/k/a AMP Solar UK), and Renovo, as well as the restructuring of New Era Technology, Inc. Significant realized gains (losses) from investments for the year ended December 31, 2025 are summarized below:

(in millions)	Net Realized Gain (Loss)
Truck-Lite Co., LLC	$1.3
Orgain, Inc.	1.2
Ambrosia Buyer Corp.	(15.2)
Solarplicity Group Limited (f/k/a AMP Solar UK)	(12.9)
Renovo	(9.8)
New Era Technology, Inc.	(8.8)
Mitel Networks	(3.2)
Global Eagle	(1.0)

During the year ended December 31, 2024, we recognized gross realized gains of $5.4 million and gross realized losses of $82.4 million, resulting in net realized losses of $77.0 million. Significant realized gains (losses) for the year ended December 31, 2024 are summarized below:

(in millions)	Net Realized Gain (Loss)
Mannkind Corporation	$2.0
Soliant	1.3
Spotted Hawk	(44.8)
MSEA Tankers LLC	(15.7)
Pelican	(11.7)
ViewRay	(7.1)

Net Change in Unrealized Gains (Losses)

For the year ended December 31, 2025 as compared to the year ended December 31, 2024

During the year ended December 31, 2025, we recognized gross unrealized gains of $76.3 million and gross unrealized losses of $104.9 million, resulting in net change in unrealized losses of $28.7 million. The net change in unrealized losses for the year ended December 31, 2025 was primarily driven by the restructuring of LendingPoint and declines in the valuation of Amplity, ChyronHego Corporation, Bird Rides, and Kauffman due to underperformance. The net change in unrealized losses was offset by the increase in Merx given settlement on Russian insurance claims and certain recoveries. Significant changes in unrealized gains (losses) for the year ended December 31, 2025 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
Merx Aviation Finance, LLC	$32.0
Ambrosia Buyer Corp.	15.1
Solarplicity Group Limited (f/k/a AMP Solar UK)	10.9
The Club Company	2.2
Mitel Networks	1.6
Sequential Brands Group, Inc.	1.0
Lending Point	(19.8)
Amplity	(7.0)
ChyronHego Corporation	(6.4)
Kauffman	(5.7)
Bird Rides	(5.0)
Allstar Holdings	(4.6)
Securus Technologies Holdings, Inc.	(4.6)
Banner Solutions	(4.2)
New Era Technology, Inc.	(3.6)
Tasty Chick’n	(3.5)

During the year ended December 31, 2024, we recognized gross unrealized gains of $106.6 million and gross unrealized losses of $64.1 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized gains of $42.5 million. The net change in unrealized gains (losses) for the year ended December 31, 2024 was primarily driven by the exit of Spotted Hawk, MSEA Tankers LLC, and Pelican, as well as the write-off of ViewRay during the period, as no proceeds were expected to be realized. The realized gain (losses) on these investments were previously recorded as unrealized gain (losses). Additional significant changes in unrealized gains (losses) for the year ended December 31, 2024 are summarized below:

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

We believe that our current cash and cash equivalents on hand, our short-term investments, proceeds from the sale of our 2026 Notes and 2028 Notes, the upsize of Bethesda CLO 1, and Bethesda CLO 2, together with our available borrowing capacity under our Senior Secured Facility and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months.

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

Debt

See Note 6 to the consolidated financial statements for information on the Company’s debt.

The following table shows the contractual maturities of our debt obligations as of December 31, 2025:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Senior Secured Facility (1)	$941.0	$—	$—	$941.0	$—
2026 Notes	125.0	125.0	—	—	—
2028 Notes	80.0	—	80.0	—	—
MFIC Bethesda CLO 1 LLC (Class A-1, Class A-2, Class B and Class C)	456.0	—	—	—	456.0
MFIC Bethesda CLO 2 LLC (Class A-1, Class A-2, Class B and Class C)	399.0	—	—	—	399.0
Total Debt Obligations	$2,001.0	$125.0	$80.0	$941.0	$855.0

(1)
As of December 31, 2025, aggregate lender commitments under the Senior Secured Facility totaled $1.61 billion and have $0.67 billion of unused commitments. As of December 31, 2025, there were $— million of letters of credit issued under the Senior Secured Facility as shown as part of total commitments in Note 8 to the consolidated financial statements.

Stockholders’ Equity

See Note 7 to the consolidated financial statements for information on the Company’s public offerings and share repurchase plans.

Equity Issuances

We may from time to time issue and sell shares of our common stock through public or at-the-market “ATM” offerings. On August 13, 2024, we entered into (i) an equity distribution agreement by and among us, the Investment Adviser, the Administrator and Truist Securities, Inc. (“Truist”) and (ii) an equity distribution agreement by and among us, the Investment Adviser, the Administrator and Jefferies LLC (“Jefferies,” and together with Truist, the “Sales Agents”). The equity distribution agreements with Sales Agents described in the preceding sentence are collectively referred to herein as the “Equity Distribution Agreements.” For further details regarding the Equity Distribution Agreements, see Note 7 "Stockholders’ Equity—Equity Issuances — At-the-market (“ATM”) Offering” to our consolidated financial statements included in this report.

Distributions

Distributions paid to stockholders during the years ended December 31, 2025 and 2024 totaled $141.6 million ($1.52 per share) and $139.6 million ($1.72 per share), respectively. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. Although the tax character of distributions paid to stockholders through December 31, 2025 may include return of capital, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ended December 31, 2025. Tax characteristics of all distributions will be reported to stockholders on Form 1099 after the end of the calendar year. Our quarterly distributions, if any, will be determined by our Board.

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

PIK Income

For the years ended December 31, 2025 and 2024, PIK income totaled $17.9 million and $12.2 million on total investment income of $320.9 million and $301.8 million, respectively. In order to maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders annually in the form of distributions, even though the Company has not yet collected the cash. See Note 5 to the consolidated financial statements for additional information regarding the Company’s PIK income.

Related Party Transactions

See Note 3 to the consolidated financial statements for information on the Company’s related party transactions.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio.

Investment Valuation Risk

Because there is not a readily available market value for most of the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by our Board based on, among other things, the input of our management and audit committee and independent valuation firms that have been engaged at the direction of our Board to assist in the valuation of each portfolio investment without a readily available market quotation (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” and “—Fair Value Measurements” as well as Notes 2 and 4 to our consolidated financial statements for the year ended December 31, 2025, for more information relating to our investment valuation.

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

As of December 31, 2025, the majority of our debt portfolio investments bore interest at variable rates, which generally are SOFR-based (or based on an equivalent applicable currency rate) and typically have durations of one to six months after which they reset to current market interest rates, and many of which are subject to certain floors. Further, our Notes under MFIC Bethesda CLO 1 and MFIC Bethesda CLO 2 bear interest at SOFR rates with no interest rate floors, while our 2026 Notes and 2028 Notes bear interest at a fixed rate. The Senior Secured Facility has a 0% floor for SOFR borrowings.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of December 31, 2025, assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income(1)	Net Investment Income Per Share
Up 150 basis points	$13.8 million	$0.150
Up 100 basis points	9.1 million	0.099
Up 50 basis points	4.4 million	0.048
Down 50 basis points	(4.4) million	(0.048)
Down 100 basis points	(8.8) million	(0.095)
Down 150 basis points	(13.1) million	(0.142)

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

Item 8. Consolidated Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2025. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 based upon criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2025 based on the criteria on Internal Control — Integrated Framework issued by COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Midcap Financial Investment Corporation

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying consolidated statements of assets and liabilities of Midcap Financial Investment Corporation and subsidiaries (the "Company"), including the consolidated schedules of investments as of December 31, 2025 and 2024, the related consolidated statements of operations, cash flows, and changes in net assets for each of the three years in the period then ended, financial highlights for the years ended December 31, 2025, 2024 and 2023, and the nine months ended December 31, 2022, and the related notes (collectively referred to as the “financial statements and financial highlights”). In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period then ended, and the financial highlights for the years ended December 31, 2025, 2024 and 2023, and the nine months ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. The financial highlights information included in Note 10 for the year ended March 31, 2022, and the information appearing under the senior securities table in Note 11 for the fiscal years ended March 31, 2022, 2021, 2020, 2019, 2018 and 2017 were audited by other auditors whose report, dated May 19, 2022, expressed an unqualified opinion on such information.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements and financial highlights based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2025 and 2024, by correspondence with the custodian, loan agents, and borrowers ; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements and financial highlights that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and financial highlights and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements and financial highlights, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Fair Value of Level 3 Investments — Refer to Notes 2 and 5 to the Financial Statements

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

We identified the valuation of Level 3 investments as a critical audit matter because of the judgments necessary for management to select valuation techniques and to use significant unobservable inputs to estimate fair value. This required a high degree of auditor judgement and extensive effort to audit management’s estimate of fair value of Level 3 investments, including the need to involve fair value specialists possessing relevant valuation experience to evaluate the appropriateness of the valuation techniques and the significant unobservable inputs used in the valuation of certain investments.

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

February 26, 2026

We have served as the Company’s auditor since 2022.

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Midcap Financial Investment Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Midcap Financial Investment Corporation and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities of the Company, including the consolidated schedules of investments as of December 31, 2025 and 2024, the related consolidated statements of operations, cash flows, and changes in net assets for each of the three years in the period then ended, financial highlights for the years ended December 31, 2025, 2024 and 2023, and the nine months ended December 31, 2022, and the related notes (collectively referred to as the "financial statements and financial highlights") and our report dated February 26, 2026,expressed an unqualified opinion on those financial statements and financial highlights.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying financial statements and financial highlights. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements and financial highlights for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements and financial highlights in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements and financial highlights.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

New York, New York
February 26, 2026

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(In thousands, except share and per share data)

	December 31, 2025	December 31, 2024
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost — $2,955,173 and $2,700,957, respectively)	$2,819,511	$2,605,329
Non-controlled/affiliated investments (cost — $176,978 and $142,686, respectively)	107,111	84,334
Controlled investments (cost — $224,619 and $333,754, respectively)	241,216	324,753
Cash and cash equivalents	98,184	74,357
Foreign currencies (cost — $1,286 and $1,487, respectively)	1,264	1,429
Receivable for investments sold	6,253	57,195
Interest receivable	23,678	19,289
Dividends receivable	630	709
Deferred financing costs	23,626	23,555
Prepaid expenses and other assets	2,171	—
Total Assets	$3,323,644	$3,190,950

Liabilities
Debt (net of deferred financing costs and unamortized original discount of 5,838 and 5,527 at December 31, 2025 and December 31, 2024, respectively)	$1,995,210	$1,751,621
Payable for investments purchased	558	4,190
Management fees payable	6,034	6,247
Performance-based incentive fees payable	—	5,336
Interest payable	12,867	12,813
Accrued administrative services expense	228	60
Other liabilities and accrued expenses	1,486	6,037
Total Liabilities	$2,016,383	$1,786,304
Commitments and contingencies (Note 8)
Net Assets	$1,307,261	$1,404,646

Net Assets
Common stock, $0.001 par value (130,000,000 shares authorized; 92,211,869 and 93,780,278 shares issued and outstanding, respectively)	$92	$94
Capital in excess of par value	2,652,891	2,658,090
Accumulated under-distributed (over-distributed) earnings	(1,345,722)	(1,253,538)
Net Assets	$1,307,261	$1,404,646

Net Asset Value Per Share	$14.18	$14.98

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Investment Income
Non-controlled/non-affiliated investments:
Interest income (excluding Payment-in-kind (“PIK”) interest income)	$280,556	$265,157	$249,102
Dividend income	31	40	409
PIK interest income	16,736	12,011	2,012
Other income	1,899	4,147	3,727
Non-controlled/affiliated investments:
Interest income (excluding PIK interest income)	5,207	2,685	1,126
Dividend income	840	726	1,010
PIK interest income	1,162	140	125
Controlled investments:
Interest income (excluding PIK interest income)	14,306	16,781	17,892
PIK interest income	—	—	869
Other income	138	95	250
Total Investment Income	$320,875	$301,782	$276,522
Expenses
Management fees	$24,243	$19,450	$17,369
Performance-based incentive fees	16,100	21,548	24,565
Interest and other debt expenses	127,076	115,961	104,198
Administrative services expense	6,675	4,120	5,840
Other general and administrative expenses	6,263	8,176	10,131
Total expenses	180,357	169,255	162,103
Performance-based incentive fee offset	—	—	(274)
Expense reimbursements	(1,477)	(769)	(1,306)
Net Expenses	$178,880	$168,486	$160,523
Net Investment Income	$141,995	$133,296	$115,999
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses):
Non-controlled/non-affiliated investments	$(45,539)	$(4,273)	$131
Non-controlled/affiliated investments	(338)	(11,668)	—
Controlled investments	—	(60,487)	—
Foreign currency forward contracts	(610)	—	—
Foreign currency transactions	(233)	(592)	69
Extinguishment of debt	(3,406)	—	—
Net realized gains (losses)	(50,126)	(77,020)	200
Net change in unrealized gains (losses):
Non-controlled/non-affiliated investments	(43,004)	(19,626)	(1,326)
Non-controlled/affiliated investments	(8,601)	(5,232)	3,799
Controlled investments	25,598	65,876	2,636
Foreign currency forward contracts	(9)	—	—
Foreign currency translations	(2,684)	1,525	(2,548)
Net change in unrealized gains (losses)	(28,700)	42,543	2,561
Net Realized and Change in Unrealized Gains (Losses)	$(78,826)	$(34,477)	$2,761
Net Increase (Decrease) in Net Assets Resulting from Operations	$63,169	$98,819	$118,760
Earnings (Loss) Per Share — Basic	$0.68	$1.27	$1.82

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(In thousands, except share data)

	Year Ended December 31,
	2025	2024	2023
Operations
Net investment income	$141,995	$133,296	$115,999
Net realized gains (losses)	(50,126)	(77,020)	200
Net change in unrealized gains (losses)	(28,700)	42,543	2,561
Net Increase (Decrease) in Net Assets Resulting from Operations	$63,169	$98,819	$118,760

Distributions to Stockholders
Distribution of net investment income	$(141,585)	$(139,623)	$(99,259)
Net Decrease in Net Assets Resulting from Distributions to Stockholders	$(141,585)	$(139,623)	$(99,259)

Capital Share Transactions
Net proceeds from the issuance of common stock(1)	$—	$440,140	$—
Repurchase of common stock	(18,969)	—	(2,297)
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	$(18,969)	$440,140	$(2,297)

Net Assets
Net increase (decrease) in net assets during the period	$(97,385)	$399,336	$17,204
Net assets at beginning of period	1,404,646	1,005,310	988,106
Net Assets at End of Period	$1,307,261	$1,404,646	$1,005,310

Capital Share Activity
Shares issued during the period	—	28,527,003	—
Shares repurchased during the period	(1,568,409)	—	(198,084)
Shares issued and outstanding at beginning of period	93,780,278	65,253,275	65,451,359
Shares Issued and Outstanding at End of Period	92,211,869	93,780,278	65,253,275

(1) Refer to Note 12 for more information related to the Company's acquisitions of AFT and AIF.
See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2025	2024	2023
Operating Activities
Net increase (decrease) in net assets resulting from operations	$63,169	$98,819	$118,760
Net realized (gains) losses on investments	45,877	76,428	(131)
Net change in unrealized (gains) losses	28,700	(42,543)	(2,561)
Net amortization of premiums and accretion of discounts on investments	(6,817)	(8,889)	(7,751)
Accretion of discount on notes	1,781	1,789	604
Amortization of deferred financing costs	5,120	5,158	5,258
PIK interest and dividends capitalized	(20,104)	(14,842)	(2,970)
Purchases of investments	(1,278,330)	(1,013,393)	(417,124)
Proceeds from sales and repayments of investments	1,127,217	867,173	497,313
Cash acquired in AFT and AIF Mergers	—	9,931	—
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable	(4,389)	2,153	(4,273)
Decrease (increase) in dividends receivable	79	618	3,509
Decrease (increase) in prepaid expenses and other assets	(2,171)	16,103	1,792
Increase (decrease) in management and performance-based incentive fees payable	(5,549)	854	1,669
Increase (decrease) in interest payable	54	(1,681)	948
Increase (decrease) in accrued administrative services expense	168	(1,597)	909
Increase (decrease) in other liabilities and accrued expenses	(4,551)	(5,613)	429
Net Cash (Used in)/Provided by Operating Activities	$(49,746)	$(9,532)	$196,381
Financing Activities
Issuances of debt	$2,119,681	$446,115	$630,595
Payments of debt	(1,880,650)	(334,371)	(655,285)
Financing costs paid and deferred	(5,105)	(8,883)	(10,896)
Repurchase of common stock	(18,969)	—	(2,297)
Distributions paid	(141,585)	(139,623)	(123,477)
Net Cash (Used in)/Provided by Financing Activities	$73,372	$(36,762)	$(161,360)

Cash, Cash Equivalents and Foreign Currencies
Net increase (decrease) in cash, cash equivalents and foreign currencies during the period	$23,626	$(46,294)	$35,021
Effect of foreign exchange rate changes on cash and cash equivalents	36	(48)	16
Cash, cash equivalents and foreign currencies at beginning of period	75,786	122,128	87,091
Cash, Cash Equivalents and Foreign Currencies at the End of Period	$99,448	$75,786	$122,128

Supplemental Disclosure of Cash Flow Information
Cash interest paid	$120,240	$110,719	$97,472

Supplemental Disclosure of Non-Cash Activity
PIK income	$17,898	$12,151	$3,006
Purchases of investments(1)	—	595,887	—
Debt assumed(1)	—	(177,000)	—
Issuance of common stock(1)	—	440,140	—

(1) Refer to Note 12 for more information related to the Company's acquisitions of AFT and AIF.

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (35)	Fair Value (1)(36)
Aerospace & Defense
Beaufort
Eagle Aggregator Ltd	Preferred Equity - Preferred Equity	N/A	N/A	36,288 Shares	$49	$49	(9)(13) (15)
	Common Equity - Common Stock	N/A	N/A	741 Shares	1	1	(9)(13) (15)
Eagle U.S. Purchaser, Inc.	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	12/31/32	8,529	8,401	8,401	(9)(15)(23)
	First Lien Secured Debt - Revolver	SOFR+500, 0.75% Floor	12/31/32	—	(21)	(21)	(8)(9)(15) (17)(18)
					8,430	8,430
Sperry Acquisition, LLC
Sperry Acquisition, LLC	First Lien Secured Debt - Term Loan	SOFR+525, 0.75% Floor	02/03/31	6,888	6,797	6,795	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 0.75% Floor	02/03/31	1,923	1,897	1,897	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 0.75% Floor	02/03/31	231	216	215	(9)(17)(18) (23)
Sperry Parent Holdings, L.P.	Common Equity - Common Stock	N/A	N/A	988 Shares	99	96	(9)(13)(19)
					9,009	9,003
		Total Aerospace & Defense			$17,439	$17,433
Air Freight & Logistics
Primeflight
PrimeFlight Acquisition, LLC	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	05/01/29	$14,108	$13,976	$14,108	(9)(23)
	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	05/01/29	10,253	10,065	10,253	(9)(23)
	First Lien Secured Debt - Term Loan	SOFR+525, 0.00% Floor	05/01/29	995	986	995	(9)(23)
	First Lien Secured Debt - Term Loan	SOFR+475, 1.00% Floor	05/01/29	998	988	988	(9)(23)
		Total Air Freight & Logistics			$26,015	$26,344
Automobile Components
K&N Parent, Inc.
K&N Holdco, LLC	Common Equity - Common Stock	N/A	N/A	125,967 Shares	$23,718	$147	(13)
Truck-Lite Co., LLC
Truck-Lite Co., LLC	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	02/13/32	3,242	3,243	3,210	(9)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 0.75% Floor	02/13/32	409	390	396	(9)(17)(18) (22)(23)
	First Lien Secured Debt - Revolver	SOFR+475, 0.75% Floor	02/13/32	—	(1)	(3)	(8)(9)(17) (18)
					3,632	3,603

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (35)	Fair Value (1)(36)
Universal Air Conditioner
Cool Acquisition Holdings, LP	Common Equity - Common Stock	N/A	N/A	137,931 Shares	138	72	(9)(13)
Cool Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+475, 1.00% Floor	10/31/30	13,200	13,032	12,772	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 1.00% Floor	10/31/30	—	(18)	(98)	(8)(9)(17) (18)
	First Lien Secured Debt - Revolver	SOFR+475, 1.00% Floor	10/31/30	1,818	1,773	1,699	(9)(17)(18) (23)
					14,925	14,445
		Total Automobile Components			$42,275	$18,195
Beverages
Ronnoco Coffee
Ronnoco Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+450, 1.00% Floor	03/17/31	$5,288	$5,217	$5,209	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+450, 1.00% Floor	03/17/31	290	261	257	(9)(17)(18) (23)
	Preferred Equity - Preferred Equity	N/A	N/A	1,000 Shares	100	100	(9)(13)(19)
	Common Equity - Common Stock	N/A	N/A	107 Shares	—	—	(9)(13)(19)
		Total Beverages			$5,578	$5,566
Biotechnology
Celerion
Celerion Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	11/05/29	$11,004	$10,833	$11,004	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+500, 0.75% Floor	11/03/28	—	(9)	—	(9)(17)(18)
					10,824	11,004
Mannkind Corporation
Mannkind Corporation	Common Equity - Common Stock	N/A	N/A	34,226 Shares	—	194	(9)(10)(13) (15)
Partner Therapeutics, Inc
Partner Therapeutics, Inc	Preferred Equity - Preferred Equity	N/A	N/A	55,556 Shares	333	521	(9)(13)
	Warrants - Warrants	N/A	N/A	73,333 shares	389	326	(9)(13)
					722	847
Rigel Pharmaceuticals
Rigel Pharmaceuticals, Inc.	First Lien Secured Debt - Term Loan	SOFR+650, 4.00% Floor	09/01/27	2,625	2,638	2,625	(9)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+650, 4.00% Floor	09/01/27	13,125	13,117	13,125	(9)(22)
					15,755	15,750
		Total Biotechnology			$27,301	$27,795

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (35)	Fair Value (1)(36)
Building Products
Decks & Docks
D&D Buyer, LLC	First Lien Secured Debt - Delayed Draw	SOFR+650, 2.00% Floor	10/04/28	$2,469	$2,424	$2,419	(9)(23)
OmniMax International, LLC
OmniMax International, LLC	First Lien Secured Debt - Term Loan	SOFR+575, 1.00% Floor	12/06/30	17,048	16,750	16,726	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+575, 1.00% Floor	12/06/30	4,684	4,602	4,596	(9)(23)
					21,352	21,322
RF Fager
R.F. Fager Company, LLC	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	03/04/30	714	701	703	(9)(24)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	03/04/30	613	593	586	(9)(17)(18) (23)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	03/04/30	51	47	48	(9)(17)(18) (24)
					1,341	1,337
		Total Building Products			$25,117	$25,078
Chemicals
Aspen Aerogels, Inc.
Aspen Aerogels, Inc.	First Lien Secured Debt - Term Loan	SOFR+500, 4.50% Floor	08/19/29	$18,426	$18,141	$17,919	(9)(15)(22)
	First Lien Secured Debt - Revolver	SOFR+510, 2.50% Floor	08/19/29	15	15	13	(9)(15)(17) (18)(22)
					18,156	17,932
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I LLC)
Carbonfree Chemicals Holdings LLC (4)	Common Equity - Common Equity / Interest	N/A	N/A	1,246 Shares	56,505	18,332	(13)(31)(19)(31)
FC2 LLC (4)	Common Equity - Common Stock	N/A	N/A	5 Shares	—	—	(13)(19)
	Secured Debt - Promissory Note	6.50%	10/14/27	12,500	12,500	12,373
					69,005	30,705
Heubach
Heubach Holdings USA LLC	First Lien Secured Debt - Term Loan	13.75%	01/03/29	478	54	239	(14)(15)
SK Neptune Husky Group Sarl (Luxembourg Investment Company 428 S.a r.l.)	First Lien Secured Debt - Term Loan	10.75%	01/03/29	9,438	29	—	(14)(15)
					83	239
Meristem Crop Performance
Lunar Buyer, LLC	First Lien Secured Debt - Term Loan	SOFR+550, 0.75% Floor	10/03/30	9,000	8,850	8,730	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+550, 0.75% Floor	10/03/30	—	(54)	(205)	(8)(9)(17) (18)
	First Lien Secured Debt - Revolver	SOFR+550, 0.75% Floor	10/03/30	1,727	1,661	1,605	(9)(17)(18) (22)
					10,457	10,130

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (35)	Fair Value (1)(36)
W.R. Grace
W.R. Grace Holdings LLC	First Lien Secured Debt - Corporate Bond	4.88%	06/15/27	1,320	1,297	1,318	(10)
		Total Chemicals			$98,998	$60,324
Commercial Services & Supplies
AlpineX
Alpinex Opco, LLC	First Lien Secured Debt - Term Loan	SOFR+626, 1.00% Floor	12/27/27	$14,780	$14,606	$14,779	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+626, 1.00% Floor	12/27/27	3,736	3,705	3,736	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+626, 1.00% Floor	12/27/27	1,102	1,087	1,103	(9)(17)(18) (23)
					19,398	19,618
Atlas Technical Consultants
GI Apple Midco LLC	First Lien Secured Debt - Term Loan	SOFR+675, 1.00% Floor	04/19/30	7,479	7,390	7,479	(9)(15)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+675, 1.00% Floor	04/19/30	86	84	86	(9)(15)(22)
	First Lien Secured Debt - Revolver	SOFR+675, 1.00% Floor	04/19/29	250	240	250	(9)(15)(17) (18)(22)
					7,714	7,815
Best Trash
Bingo Group Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+475, 1.00% Floor	07/10/31	9,370	9,274	9,323	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 1.00% Floor	07/10/31	2,142	2,103	2,114	(9)(17)(18) (23)
	First Lien Secured Debt - Revolver	SOFR+475, 1.00% Floor	07/10/31	25	17	21	(9)(17)(18) (23)
					11,394	11,458
CARDS + Live Oak
CARDS-Live Oak Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	10/21/32	3,150	3,119	3,119	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 0.75% Floor	10/21/32	—	(6)	(12)	(8)(9)(17) (18)
	First Lien Secured Debt - Revolver	P+375, 0.75% Floor	10/21/32	200	194	194	(9)(17)(18) (20)
					3,307	3,301
CoreTrust
Coretrust Purchasing Group LLC (HPG Enterprises LLC)	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	10/01/29	6,158	6,118	6,097	(22)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 0.75% Floor	10/01/29	—	(3)	(3)	(8)(17)(18)
	First Lien Secured Debt - Revolver	SOFR+500, 0.75% Floor	10/01/29	—	(5)	(7)	(8)(17)(18)
					6,110	6,087

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (35)	Fair Value (1)(36)
Flatworld Solutions
Flatworld Intermediate Corp	First Lien Secured Debt - Term Loan	SOFR+550, 1.50% Floor	03/25/30	3,950	3,881	3,891	(9)(22)
Heritage Environmental Services
Arcwood Environmental, Inc. (f/k/a Heritage Environmental Services, Inc.)	First Lien Secured Debt - Term Loan	SOFR+525, 0.75% Floor	01/31/31	1,732	1,728	1,732	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 0.75% Floor	01/31/30	—	—	—	(9)(16)(17) (18)
					1,728	1,732
HMA
Health Management Associates Superholdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+635, 1.00% Floor	03/30/29	3,897	3,827	3,858	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+635, 1.00% Floor	03/30/29	504	495	499	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+635, 1.00% Floor	03/30/29	—	(5)	(3)	(8)(9)(17) (18)
					4,317	4,354
IronClad
Ironhorse Purchaser, LLC	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	09/30/27	2,962	2,932	2,902	(9)(22)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	09/30/27	—	(5)	(10)	(8)(9)(17) (18)
					2,927	2,892
IRP
Precision Refrigeration & Air Conditioning LLC	First Lien Secured Debt - Term Loan	SOFR+690, 1.00% Floor	03/08/28	10,865	10,755	10,593	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+690, 1.00% Floor	03/08/28	4,900	4,840	4,777	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+700, 1.00% Floor	03/08/28	1,591	1,577	1,534	(9)(17)(18) (23)(24)
SMC IR Holdings, LLC	Common Equity - Common Stock	N/A	N/A	158 Shares	183	199	(9)(13)
					17,355	17,103
Jacent
Jacent Strategic Merchandising, LLC	First Lien Secured Debt - Term Loan	SOFR+585, 1.00% Floor	01/31/27	22,210	22,208	21,999	(9)(22)
	First Lien Secured Debt - Revolver	SOFR+660, 1.00% Floor	01/31/27	1,589	1,586	1,560	(9)(17)(18) (22)
	Common Equity - Common Stock	N/A	N/A	498 Shares	500	191	(9)(13)
JSM Equity Investors, L.P.	Preferred Equity - Class P Partnership Units	N/A	N/A	11 Shares	11	1	(9)(13)
					24,305	23,751
Overhaul Group, Inc.
Overhaul Group, Inc.	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	08/01/30	10,714	10,664	10,661	(9)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	08/01/30	—	(20)	(21)	(8)(9)(18)
	Preferred Equity - Preferred Equity	N/A	N/A	5,405 Shares	100	96	(9)(13)
					10,744	10,736

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (35)	Fair Value (1)(36)
Pavement Preservation
Pavement Preservation Acquisition, LLC	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	08/09/30	8,887	8,729	8,775	(9)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	08/09/30	2,155	2,119	2,128	(9)(22)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	08/09/30	—	(25)	(16)	(8)(9)(17) (18)
					10,823	10,887
SafetyCo
HEF Safety Ultimate Holdings, LLC	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	11/19/29	7,350	7,218	7,342	(9)(24)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	11/19/29	5,270	5,165	5,264	(9)(17)(18) (24)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	11/19/29	—	(25)	(2)	(8)(9)(17) (18)
					12,358	12,604
Smith System
Smith Topco, Inc.	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	11/06/29	11,067	10,904	10,900	(9)(23)(24)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	11/06/29	—	(17)	(17)	(8)(9)(17) (18)
					10,887	10,883
Vixxo
Vixxo Corporation	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	08/01/30	1,534	1,513	1,523	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	08/01/30	—	(7)	(9)	(8)(9)(17) (18)
					1,506	1,514
		Total Commercial Services & Supplies			$148,754	$148,626
Communications Equipment
MCA
Mobile Communications America, Inc.	First Lien Secured Debt - Term Loan	SOFR+475, 1.00% Floor	10/16/29	$2,450	$2,407	$2,426	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 1.00% Floor	10/16/29	6,486	6,412	6,400	(9)(17)(18) (23)
	First Lien Secured Debt - Revolver	SOFR+475, 1.00% Floor	10/16/29	272	250	258	(9)(17)(18) (23)
					9,069	9,084
Mitel Networks
Mitel Networks (International) Limited	Common Equity - Common Stock	N/A	N/A	98,860 Shares	476	161	(9)(13)(15) (19)
MLN US Holdco LLC	First Lien Secured Debt - Term Loan	SOFR+200 Cash plus 6.00% PIK, 1.00% Floor	06/20/30	883	781	530	(9)(10)(15) (22)
					1,257	691

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (35)	Fair Value (1)(36)
Sorenson Holdings, LLC
Sorenson Holdings, LLC	First Lien Secured Debt - Term Loan	8.00%	04/01/30	334	271	274	(14)
	First Lien Secured Debt - Term Loan	10.00%	04/01/30	87	77	79	(14)
	Common Equity - Membership Interests	N/A	N/A	279 Shares	108	89	(13)
					456	442
		Total Communications Equipment			$10,782	$10,217
Construction & Engineering
Accelevation, LLC
Accelevation LLC	First Lien Secured Debt - Term Loan	SOFR+450, 0.75% Floor	01/02/31	$9,185	$9,063	$9,208	(9)(22)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+450, 0.75% Floor	01/02/31	2,223	2,185	2,232	(9)(17)(18) (23)
	First Lien Secured Debt - Revolver	SOFR+450, 0.75% Floor	01/02/31	385	355	385	(9)(17)(18) (23)
					11,603	11,825
American Restoration
American Restoration Holdings, LLC	First Lien Secured Debt - Term Loan	SOFR+510, 1.00% Floor	07/24/30	7,551	7,430	7,476	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+510, 1.00% Floor	07/24/30	10,346	10,214	10,180	(9)(17)(18) (23)
	First Lien Secured Debt - Revolver	SOFR+510, 1.00% Floor	07/24/30	1,490	1,486	1,468	(9)(17)(18) (23)
					19,130	19,124
Core Roofing
CRS Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	06/06/30	1,879	1,849	1,855	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	06/06/30	3,528	3,440	3,440	(9)(17)(18) (23)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	06/06/30	—	(14)	(12)	(8)(9)(16) (17)(18)
					5,275	5,283
Dynagrid
Megavolt Borrower, LLC	First Lien Secured Debt - Term Loan	SOFR+475, 1.00% Floor	02/13/32	4,146	4,071	4,115	(9)(23)
Renovo
HomeRenew Buyer, Inc.	First Lien Secured Debt - Term Loan	10.56%	04/14/30	3,373	3,282	—	(9)(13)(14)
	First Lien Secured Debt - Term Loan	12.06%	04/14/30	1,431	1,387	—	(9)(13)(14)
Renovo Home Partners	Preferred Equity - Preferred Equity	N/A	N/A	11,768 Shares	4,344	—	(9)(13)(19)
	Common Equity - Common Stock	N/A	N/A	10,696 Shares	—	—	(9)(13)(19)
					9,013	—

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (35)	Fair Value (1)(36)
Traffic Management Solutions, LLC
Traffic Management Solutions, LLC	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	11/26/30	11,055	10,924	10,985	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	11/26/30	3,365	3,298	3,316	(9)(17)(18) (23)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	11/26/30	—	(39)	(21)	(8)(9)(17) (18)
					14,183	14,280
Trench Plate
Trench Plate Rental Co.	First Lien Secured Debt - Term Loan	SOFR+560, 1.00% Floor	12/04/28	17,545	17,414	17,370	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+560, 1.00% Floor	12/04/28	1,055	1,043	1,036	(9)(16)(17) (18)(23)
Trench Safety Solutions Holdings, LLC	Preferred Equity - Preferred Equity	N/A	N/A	40 Shares	4	8	(9)(13)(19)
	Common Equity - Common Stock	N/A	N/A	331 Shares	50	37	(9)(13)(19)
					18,511	18,451
		Total Construction & Engineering			$81,786	$73,078
Consumer Finance
Lending Point
LendingPoint 2018-1 Funding Trust	First Lien Secured Debt - Delayed Draw	SOFR+300, 1.00% Floor	12/31/29	$4,929	$4,960	$4,896	(17)(18)(22)
	First Lien Secured Debt - Revolver	SOFR+300, 1.00% Floor	12/31/29	5,231	5,231	5,197	(17)(18)(22)
LendingPoint Consolidated, Inc.	Preferred Equity - Preferred Equity	N/A	N/A	10,710 Shares	2,943	1,563	(9)
	Common Equity - Common Stock	N/A	N/A	1,106,939 Shares	750	398	(9)
LendingPoint LLC	First Lien Secured Debt - Term Loan	SOFR+500 PIK, 1.00% Floor	12/31/29	20,576	38,091	20,253	(9)(22)
	Unsecured Debt - Term Loan	N/A	12/31/30	1,842	1,842	1,842	(9)
					53,817	34,149
US Auto
Auto Pool 2023 Trust (Del. Stat. Trust) (4)	Structured Products and Other - Membership Interests	N/A	02/28/29	N/A	19,409	10,317	(9)(13)(32)
		Total Consumer Finance			$73,226	$44,466
Consumer Staples Distribution & Retail
3D Protein
Protein For Pets Opco, LLC	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	09/20/30	$8,475	$8,341	$8,305	(9)(22)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	09/20/30	179	167	161	(9)(17)(18)(23)
					8,508	8,466

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (35)	Fair Value (1)(36)
Turkey Hill
IC Holdings LLC	Common Equity - Series A Units	N/A	N/A	169 Shares	169	—	(9)(13)
THLP CO., LLC	First Lien Secured Debt - Term Loan	SOFR+600, 1.00% Floor	01/31/28	27,556	27,483	27,156	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	01/31/28	2,255	2,248	2,188	(9)(18)(23)
					29,900	29,344
		Total Consumer Staples Distribution & Retail			$38,408	$37,810
Containers & Packaging
ACP Packaging
ACP Packaging Intermediateco, LLC	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	10/22/31	$10,644	$10,488	$10,484	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	10/22/31	—	(27)	(27)	(8)(9)(17) (18)
					10,461	10,457
Berry Tapes & Adhesives
Vybond Buyer, LLC	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	02/03/32	17,247	17,001	17,118	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 0.75% Floor	02/03/32	—	(29)	(33)	(8)(9)(17) (18)
	First Lien Secured Debt - Revolver	SOFR+475, 0.75% Floor	02/03/32	—	(43)	(25)	(8)(9)(17) (18)
					16,929	17,060
MSI Express, Inc.
NCP-MSI Buyer	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	03/24/31	5,804	5,739	5,746	(9)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 0.75% Floor	03/24/31	1,500	1,483	1,485	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+375, 0.75% Floor	03/24/31	1,717	1,688	1,683	(9)(17)(18) (22)(23)
					8,910	8,914
Truvant
NPPI Buyer, LLC	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	08/20/29	21,829	21,541	21,665	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	08/20/29	—	(26)	(36)	(8)(9)(17) (18)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	08/20/29	—	(35)	(24)	(8)(9)(17) (18)
					21,480	21,605
		Total Containers & Packaging			$57,780	$58,036
Diversified Consumer Services
Accelerate Learning
Eagle Purchaser, Inc.	First Lien Secured Debt - Term Loan	SOFR+250 Cash plus 4.75% PIK, 1.00% Floor	03/22/30	$3,993	$3,920	$3,873	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+250 Cash plus 4.75% PIK, 1.00% Floor	03/22/29	421	409	405	(9)(17)(18) (23)
					4,329	4,278

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (35)	Fair Value (1)(36)
Clarus Commerce
Marlin DTC-LS Midco 2, LLC	First Lien Secured Debt - Term Loan	SOFR+660, 1.00% Floor	07/01/26	20,405	20,361	20,144	(22)
	First Lien Secured Debt - Revolver	SOFR+660, 1.00% Floor	07/01/26	—	(1)	(9)	(8)(17)(18)
					20,360	20,135
Club Car Wash
Club Car Wash Operating, LLC	First Lien Secured Debt - Term Loan	SOFR+615, 1.00% Floor	06/16/27	11,956	11,895	11,890	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+615, 1.00% Floor	06/16/27	23,018	22,797	22,891	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+615, 1.00% Floor	06/16/27	—	(9)	(9)	(8)(9)(17) (18)
					34,683	34,772
Elase Med Spas
Birch Group of Clinics Acquireco Inc.	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	12/31/31	1,872	1,844	1,844	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	12/31/31	426	400	400	(9)(18)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	12/31/31	—	(6)	(6)	(8)(9)(17) (18)(23)
					2,238	2,238
Excelligence
Excelligence Learning Corporation	First Lien Secured Debt - Term Loan	SOFR+575, 1.00% Floor	01/18/30	15,262	14,997	14,652	(9)(23)
	First Lien Secured Debt - Revolver	P+475	01/18/30	395	356	296	(9)(16)(17) (18)(20)
					15,353	14,948
Gateway Services
Gateway US Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	09/22/28	12,542	12,505	12,479	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 0.75% Floor	09/22/28	602	593	594	(9)(17)(18) (23)
	First Lien Secured Debt - Revolver	SOFR+475, 0.75% Floor	09/22/28	—	(1)	(2)	(8)(9)(17) (18)
					13,097	13,071
Go Car Wash
Go Car Wash Management Corp.	First Lien Secured Debt - Term Loan	SOFR+585, 1.00% Floor	06/30/28	1,583	1,575	1,550	(9)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+585, 1.00% Floor	06/30/28	6,098	6,040	5,970	(9)(22)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+635, 1.00% Floor	06/30/28	3,124	3,120	3,059	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+635, 1.00% Floor	06/30/28	—	—	(9)	(8)(9)(17) (18)
					10,735	10,570

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (35)	Fair Value (1)(36)
Legacy.com
Lotus Topco Inc.	First Lien Secured Debt - Term Loan	SOFR+475, 1.00% Floor	06/07/30	5,224	5,158	5,172	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 1.00% Floor	06/07/30	367	358	352	(9)(17)(18) (23)
	First Lien Secured Debt - Revolver	SOFR+475, 1.00% Floor	06/07/30	—	(7)	(6)	(8)(9)(17) (18)
					5,509	5,518
Mariani
CI (MG) GROUP, LLC	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	03/27/30	18,878	18,614	18,625	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+550, 1.00% Floor	03/27/30	4,674	4,584	4,555	(9)(17)(18) (23)
	First Lien Secured Debt - Revolver	SOFR+550, 1.00% Floor	03/27/30	1,176	1,150	1,149	(9)(17)(18) (23)
					24,348	24,329
Regis
Regis Corporation	First Lien Secured Debt - Term Loan	SOFR+450, 2.50% Floor	06/24/29	6,624	6,509	6,524	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+450, 2.50% Floor	06/24/29	171	113	109	(9)(16)(17) (18)(23)
					6,622	6,633
SEV
SEV Intermediate Holdco, LLC	First Lien Secured Debt - Term Loan	SOFR+525, 0.75% Floor	06/21/30	8,208	8,071	8,085	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 0.75% Floor	06/21/30	999	949	949	(9)(17)(18) (23)
	First Lien Secured Debt - Revolver	SOFR+525, 0.75% Floor	06/21/30	658	635	633	(9)(17)(18) (23)
					9,655	9,667
Team Car Wash
TCW Midco LLC	First Lien Secured Debt - Term Loan	SOFR+575, 1.00% Floor	10/22/29	4,950	4,910	4,901	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+575, 1.00% Floor	10/22/29	6,622	6,564	6,553	(9)(17)(18) (23)
	First Lien Secured Debt - Revolver	SOFR+575, 1.00% Floor	10/22/29	—	(6)	(8)	(8)(9)(17) (18)
					11,468	11,446
Ultra Clean Newco
Ultra Clean Holdco LLC	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	07/01/30	2,463	2,423	2,419	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	07/01/30	5,478	5,363	5,285	(9)(17)(18) (23)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	07/01/30	—	(19)	(25)	(8)(9)(17) (18)
					7,767	7,679

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (35)	Fair Value (1)(36)
US Legal Support
US Legal Support Investment Holdings, LLC	Common Equity - Series A-1 Units	N/A	N/A	631,972 Shares	632	1,315	(9)(13)
USLS Acquisition, Inc.	First Lien Secured Debt - Term Loan	SOFR+565, 1.00% Floor	06/01/26	28,074	28,005	28,040	(9)(22)(24)
	First Lien Secured Debt - Delayed Draw	SOFR+565, 1.00% Floor	06/01/26	5,512	5,501	5,501	(9)(17)(18) (22)
	First Lien Secured Debt - Revolver	SOFR+590, 1.00% Floor	06/01/26	844	842	842	(9)(17)(18) (22)
					34,980	35,698
Village Pet Care
Village Pet Care, LLC	First Lien Secured Debt - Term Loan	SOFR+650, 1.00% Floor	09/22/29	1,500	1,479	1,463	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+650, 1.00% Floor	09/22/29	1,050	1,014	925	(9)(17)(18) (23)
	First Lien Secured Debt - Revolver	SOFR+650, 1.00% Floor	09/22/29	803	790	778	(9)(17)(18) (23)
					3,283	3,166
		Total Diversified Consumer Services			$204,427	$204,148
Diversified Telecommunication Services
Cablevision Systems
CSC Holdings, LLC	First Lien Secured Debt - Revolver	SOFR+225, 0.00% Floor	07/13/27	$86	$70	$72	(10)(15)(17) (18)(22)
	Unsecured Debt - Corporate Bond	4.13%	12/01/30	2,000	1,483	1,230	(10)
		Total Diversified Telecommunication Services			$1,553	$1,302
Electrical Equipment
Brush Group
Brush Group Bidco Limited	First Lien Secured Debt - Term Loan	SON+500, 0.00% Floor	07/30/31	£5,985	$7,815	$7,944	(9)(15)(21)
	First Lien Secured Debt - Revolver	SON+500, 0.00% Floor	07/30/31	£—	(28)	(30)	(8)(9)(15) (17)(18)
					7,787	7,914
International Wire Group
IW Buyer LLC	First Lien Secured Debt - Term Loan	SOFR+510, 1.00% Floor	06/28/29	13,554	13,418	13,485	(9)(22)(23)
	First Lien Secured Debt - Revolver	SOFR+510, 1.00% Floor	06/28/29	112	105	110	(9)(16)(17) (18)(22)
					13,523	13,595
Kauffman
Kauffman Holdco, LLC	Common Equity - Common Stock	N/A	N/A	250,000 Shares	250	—	(9)(13)
Kauffman Intermediate, LLC	First Lien Secured Debt - Term Loan	10.27%	09/30/26	17,872	16,914	10,832	(9)(14)
	First Lien Secured Debt - Revolver	10.27%	09/30/26	1,337	1,245	810	(9)(14)(18)
					18,409	11,642
		Total Electrical Equipment			$39,719	$33,151

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)		Cost (35)	Fair Value (1)(36)
Electronic Equipment, Instruments & Components
AVAD, LLC
Surf Opco, LLC (4)	First Lien Secured Debt - Term Loan	SOFR+411, 1.00% Floor	09/10/26		$9,460	$14,366	$9,431	(9)(22)
	First Lien Secured Debt - Revolver	SOFR+411, 1.00% Floor	09/10/26		19,883	19,883	19,829	(9)(17)(18) (22)
	Preferred Equity - Class P-1 Preferred	N/A	N/A		13,195 Shares	1,713	2,683	(9)(13)(19)(31)
	Common Equity - Class A-1 Common	N/A	N/A		5,000 Shares	—	115	(9)(13)(19)(31)
						35,962	32,058
Evolv Technologies
Evolv Technologies Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+525, 2.00% Floor	07/01/30		6,000	5,944	5,938	(9)(15)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 2.00% Floor	07/01/30		—	(55)	(60)	(8)(9)(15) (18)
	First Lien Secured Debt - Revolver	SOFR+525, 2.00% Floor	07/01/30		—	(27)	(30)	(8)(9)(15) (17)(18)
						5,862	5,848
Generator Buyer, Inc.
Total Power Limited	First Lien Secured Debt - Term Loan	CORRA+450, 0.75% Floor	07/22/30	C$	12,097	8,669	8,726	(9)(15)(26)
	First Lien Secured Debt - Term Loan	SOFR+450, 0.75% Floor	07/22/30		3,828	3,772	3,789	(9)(15)(23)
	First Lien Secured Debt - Delayed Draw	CORRA+450, 0.75% Floor	07/22/30	C$	2,188	1,573	1,569	(9)(15)(17) (18)(26)
	First Lien Secured Debt - Delayed Draw	SOFR+450, 0.75% Floor	07/22/30		—	1	(46)	(8)(9)(15) (17)(18)
	First Lien Secured Debt - Revolver	CORRA+450, 0.75% Floor	07/22/30	C$	—	(17)	(16)	(8)(9)(15) (17)(18)
						13,998	14,022
Pro Vigil
Pro-Vigil Holding Company, LLC	First Lien Secured Debt - Term Loan	SOFR+585 Cash plus 2.75% PIK, 1.00% Floor	06/30/26		9,705	9,684	9,466	(9)(22)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+585 Cash plus 2.75% PIK, 1.00% Floor	06/30/26		21,968	21,904	21,427	(9)(23)
						31,588	30,893
Team LINX, LLC
TeamLINX Buyer, LLC	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	12/18/30		17,813	17,602	17,635	(9)(22)(23)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	12/18/30		—	(18)	(14)	(8)(9)(17) (18)
						17,584	17,621
Wolfspeed
Wolfspeed Inc	First Lien Secured Debt - Corporate Bond	9.88% Cash plus 4.00% PIK	06/23/30		7,768	7,556	8,465	(9)(10)(15)
		Total Electronic Equipment, Instruments & Components				$112,550	$108,907

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (35)	Fair Value (1)(36)
Energy Equipment & Services
Camin Cargo
Camin Cargo Control Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	12/07/29	$980	$964	$970	(9)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+550, 1.00% Floor	12/07/29	2,061	2,019	2,029	(9)(17)(18) (23)
	First Lien Secured Debt - Revolver	SOFR+550, 1.00% Floor	12/07/29	537	519	528	(9)(17)(18) (22)
		Total Energy Equipment & Services			$3,502	$3,527
Entertainment
DHX
WildBrain Ltd.	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	07/23/29	$13,223	$12,983	$12,959	(9)(15)(23)
	First Lien Secured Debt - Revolver	SOFR+550, 1.00% Floor	07/23/29	940	918	911	(9)(15)(17) (18)(23)
					13,901	13,870
Shout Factory
Shout! Factory LLC	First Lien Secured Debt - Term Loan	SOFR+525, 0.75% Floor	06/30/31	13,253	13,068	13,054	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 0.75% Floor	06/30/31	197	175	174	(9)(17)(18) (23)
					13,243	13,228
		Total Entertainment			$27,144	$27,098
Financial Services
AML Rightsource
Gabriel Partners, LLC	First Lien Secured Debt - Term Loan	SOFR+195 Cash plus 5.45% PIK, 1.00% Floor	01/21/27	$30,814	$30,691	$30,197	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+195 Cash plus 5.45% PIK, 1.00% Floor	01/21/27	1,306	1,301	1,280	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+195 Cash plus 5.45% PIK, 1.00% Floor	01/21/27	689	686	676	(9)(18)(23)
					32,678	32,153
Definiti LLC
Greylock Holdings LLC	Common Equity - Common Stock	N/A	N/A	100,000 Shares	100	92	(9)(13)
RHI Acquisition LLC	First Lien Secured Debt - Term Loan	SOFR+575, 1.00% Floor	03/16/29	5,924	5,813	5,821	(9)(24)
	First Lien Secured Debt - Delayed Draw	SOFR+575, 1.00% Floor	03/16/29	2,120	2,074	2,066	(9)(17)(18) (24)
	First Lien Secured Debt - Revolver	SOFR+575, 1.00% Floor	03/16/29	—	(11)	(12)	(8)(9)(17) (18)
					7,976	7,967
Golden Bear
Golden Bear 2016-R, LLC (4)	Structured Products and Other - Membership Interests	N/A	09/20/42	N/A	14,012	8,033	(3)(15)

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (35)	Fair Value (1)(36)
Nexity
Evoriel	First Lien Secured Debt - Term Loan	EURIBOR+525, 0.00% Floor	04/02/31	€2,283	2,444	2,669	(9)(15)(28)
	First Lien Secured Debt - Delayed Draw	EURIBOR+525, 0.00% Floor	04/02/31	€1,096	1,168	1,280	(9)(15)(17) (18)(28)
					3,612	3,949
Origami Opportunities Fund III
Origami Opportunities Fund III, L.P.	First Lien Secured Debt - Term Loan	SOFR+625, 2.00% Floor	10/25/27	6,909	6,845	6,840	(9)(15)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+625, 2.00% Floor	10/25/27	2,182	2,162	2,160	(9)(15)(17) (18)(23)
					9,007	9,000
PMA
PMA Parent Holdings, LLC	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	01/31/31	13,978	13,853	13,838	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+475, 0.75% Floor	01/31/31	—	(8)	(10)	(8)(9)(17) (18)
					13,845	13,828
Purchasing Power, LLC
Purchasing Power Funding I, LLC	First Lien Secured Debt - Revolver	SOFR+710, 0.00% Floor	02/26/27	2,126	2,126	2,126	(9)(17)(18) (22)
Renew Financial LLC (f/k/a Renewable Funding, LLC)
AIC SPV Holdings II, LLC	Preferred Equity - Preferred Stock	N/A	N/A	—	534	501	(13)(15)(30)
Renew Financial LLC (f/k/a Renewable Funding, LLC)	Common Equity - Common Stock	N/A	N/A	1,368,286 Shares	16,813	82	(13)
Renew JV LLC	Common Equity - Membership Interests	N/A	N/A	169,013 Shares	169	353	(13)(15)
					17,516	936
Stretto
Stretto, Inc.	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	10/13/28	10,950	10,911	10,731	(9)(22)
		Total Financial Services			$111,683	$88,723
Food Products
Amylu Foods
Amylu Borrower Sub, LLC	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	06/10/31	$10,910	$10,805	$10,937	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 0.75% Floor	06/10/31	—	(9)	5	(9)(17)(18)
	First Lien Secured Debt - Revolver	SOFR+500, 0.75% Floor	06/10/31	—	(20)	—	(9)(17)(18)
					10,776	10,942
Berner Foods
Berner Food & Beverage, LLC	First Lien Secured Debt - Term Loan	SOFR+665, 1.00% Floor	07/30/27	33,949	33,654	33,355	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+665, 1.00% Floor	07/30/26	1,383	1,375	1,354	(9)(17)(18) (23)
					35,029	34,709

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (35)	Fair Value (1)(36)
Bolthouse Farms
Wm. Bolthouse Farms, Inc.	Common Equity - Equity Interests	N/A	N/A	1,369,301 Shares	1,460	1,534	(13)
Hive
FCP-Hive Holdings, LLC	Preferred Equity - Preferred Equity	N/A	N/A	589 Shares	448	382	(9)(13)
	Common Equity - Common Stock	N/A	N/A	589 Shares	3	—	(9)(13)
Hive Intermediate, LLC	First Lien Secured Debt - Term Loan	SOFR+560, 1.00% Floor	09/22/27	14,126	14,034	14,126	(9)(22)
	First Lien Secured Debt - Revolver	SOFR+560, 1.00% Floor	09/22/27	1,448	1,434	1,448	(9)(17)(18) (22)(23)
					15,919	15,956
Justin's
Justin's LLC	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	12/15/31	4,167	4,102	4,104	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	12/15/31	—	(13)	(12)	(8)(9)(17) (18)
	Common Equity - Common Stock	N/A	N/A	100,000 Shares	100	100	(9)(13)
					4,189	4,192
Nutpods
Green Grass Foods, Inc.	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	12/26/29	3,675	3,621	3,620	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	12/26/29	—	(17)	(19)	(8)(9)(17) (18)
Nutpods Holdings, Inc.	Common Equity - Common Stock	N/A	N/A	125 Shares	125	92	(9)(13)
					3,729	3,693
Patriot Pickle
Patriot Foods Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	12/24/29	245	241	243	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	12/22/29	166	163	163	(9)(17)(18) (23)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	12/22/29	80	77	78	(9)(17)(18) (23)
					481	484
		Total Food Products			$71,583	$71,510
Ground Transportation
Bird Rides
Blue Jay Transit Inc. (4)	First Lien Secured Debt - Term Loan	15.87%	03/22/28	$21,288	$20,528	$17,158	(9)(14)
	First Lien Secured Debt - Term Loan	15.87%	07/31/26	2,682	2,611	2,162	(9)(14)
	First Lien Secured Debt - Delayed Draw	15.87%	07/31/26	250	250	24	(9)(14)(18)
Third Lane Mobility Inc. (4)	Common Equity - Common Stock	N/A	N/A	5,012,171 Shares	722	—	(9)(13)(19)
	Warrants - Warrants	N/A	N/A	970,252 shares	—	—	(9)(13)(19)
					24,111	19,344

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (35)	Fair Value (1)(36)
Boasso
Channelside AcquisitionCo, Inc. (fka Gruden Acquisition, Inc.)	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	06/30/28	3,507	3,501	3,472	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+475, 0.75% Floor	03/31/28	28	27	24	(9)(17)(18)
					3,528	3,496
Heniff and Superior
Heniff Holdco, LLC	First Lien Secured Debt - Term Loan	SOFR+610, 1.00% Floor	12/03/26	28,123	27,993	27,771	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+610, 1.00% Floor	12/03/26	3,173	3,169	3,124	(9)(17)(18) (23)
					31,162	30,895
Olympus Terminals
Olympus Terminals Holdco II LLC	First Lien Secured Debt - Term Loan	SOFR+525, 0.75% Floor	12/17/30	18,441	18,119	18,213	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 0.75% Floor	12/17/30	—	(58)	(43)	(8)(9)(17) (18)
	First Lien Secured Debt - Revolver	SOFR+525, 0.75% Floor	12/17/30	—	(49)	(36)	(8)(9)(17) (18)
					18,012	18,134
		Total Ground Transportation			$76,813	$71,869
Health Care Equipment & Supplies
Capsa Healthcare
CSHC Buyerco, LLC	First Lien Secured Debt - Term Loan	SOFR+485, 1.00% Floor	09/08/26	$10,249	$10,184	$10,158	(9)(23)
Carestream Health
Carestream Health Holdings, Inc.	Common Equity - Common Stock	N/A	N/A	173,887 Shares	1,426	492	(13)(19)
Carestream Health, Inc.	First Lien Secured Debt - Term Loan	SOFR+760, 1.00% Floor	09/30/27	159	149	82	(10)(23)
					1,575	574
Cerus
Cerus Corporation	First Lien Secured Debt - Term Loan	SOFR+660, 1.80% Floor	03/01/28	12,000	11,984	12,000	(9)(15)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+660, 1.80% Floor	03/01/28	4,500	4,494	4,500	(9)(15)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+660, 1.00% Floor	03/01/28	3,000	2,985	3,000	(9)(15)(18) (22)
	First Lien Secured Debt - Revolver	SOFR+560 Cash plus 1.00% PIK, 1.00% Floor	03/01/28	450	450	450	(9)(15)(17) (18)(22)
					19,913	19,950
Compass Health
Roscoe Medical, Inc	First Lien Secured Debt - Term Loan	P+525, 2.00% Floor	04/11/25	7,372	6,756	6,967	(9)(20)(34)
	First Lien Secured Debt - Revolver	P+525, 2.00% Floor	04/11/25	164	129	119	(9)(18)(20)(34)
					6,885	7,086

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (35)	Fair Value (1)(36)
CQ Medical
BW ISO Acquisition LLC	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	11/01/27	4,988	4,942	4,938	(9)(23)
Medical Guardian
Medical Guardian, LLC	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	04/26/28	30,742	30,561	30,743	(9)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	04/26/28	4,690	4,653	4,690	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	04/26/28	381	364	381	(9)(17)(18) (23)
					35,578	35,814
Natus Sensory
Natus Sensory, Inc.	First Lien Secured Debt - Term Loan	SOFR+525, 0.75% Floor	01/07/31	10,600	10,461	10,349	(9)(23)
	First Lien Secured Debt - Term Loan	EURIBOR+525, 0.00% Floor	01/07/31	€2,549	2,603	2,922	(9)(28)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 0.75% Floor	01/07/31	—	(17)	(66)	(8)(9)(17) (18)
	First Lien Secured Debt - Revolver	SOFR+525, 0.75% Floor	01/07/31	—	(17)	(33)	(8)(9)(17) (18)
					13,030	13,172
NeuroPace
NeuroPace, Inc.	First Lien Secured Debt - Term Loan	SOFR+550, 2.00% Floor	05/27/30	20,000	19,908	19,900	(9)(15)(22)
	First Lien Secured Debt - Revolver	SOFR+550, 2.00% Floor	05/27/30	—	(7)	(7)	(8)(9)(15) (17)(18)(22)
					19,901	19,893
Project Titan
Titan Luxco I SARL	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	06/12/32	6,044	5,987	5,984	(9)(24)
	First Lien Secured Debt - Term Loan	EURIBOR+500, 0.75% Floor	06/12/32	€1,178	1,351	1,370	(9)(29)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 0.75% Floor	06/12/32	—	(8)	(17)	(8)(9)(17) (18)
	First Lien Secured Debt - Revolver	SOFR+500, 0.75% Floor	06/12/31	367	360	359	(9)(17)(18) (23)
	First Lien Secured Debt - Revolver	EURIBOR+500, 0.75% Floor	06/12/31	€111	129	127	(9)(17)(18)(29)
					7,819	7,823
		Total Health Care Equipment & Supplies			$119,827	$119,408
Health Care Providers & Services
Alcami
Alcami Corporation	First Lien Secured Debt - Term Loan	SOFR+710, 1.00% Floor	12/21/28	$7,973	$7,815	$7,873	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+710, 1.00% Floor	12/21/28	587	575	579	(9)(22)
	First Lien Secured Debt - Revolver	SOFR+710, 1.00% Floor	12/21/28	233	213	219	(9)(17)(18) (22)
					8,603	8,671

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (35)	Fair Value (1)(36)
All Star
All Star Recruiting Locums, LLC	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	05/01/30	7,365	7,250	7,328	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+550, 1.00% Floor	05/01/30	1,730	1,688	1,711	(9)(17)(18) (23)
	First Lien Secured Debt - Revolver	SOFR+550, 1.00% Floor	05/01/30	761	742	754	(9)(17)(18) (22)(23)
					9,680	9,793
Amplity
Amplity Parent, Inc.	First Lien Secured Debt - Term Loan	12.52%	01/31/27	26,638	25,914	15,717	(9)(14)
	First Lien Secured Debt - Revolver	SOFR+1260 PIK, 1.00% Floor	01/31/27	1,243	1,143	1,126	(9)(17)(18) (23)
	First Lien Secured Debt - Revolver	12.52%	01/31/27	1,489	1,440	669	(9)(14)(18)
					28,497	17,512
Cato Research
LS Clinical Services Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR + 725 (Inclusive of 9.92% PIK), 1.00% Floor	12/16/29	16,392	16,239	13,258	(9)(23)
	First Lien Secured Debt - Revolver	SOFR + 725 (Inclusive of 9.92% PIK), 1.00% Floor	06/16/29	1,775	1,754	1,447	(9)(17)(18) (23)
					17,993	14,705
EmpiRx
EmpiRx Health LLC	First Lien Secured Debt - Term Loan	SOFR+475, 1.00% Floor	08/05/29	13,727	13,593	13,590	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+485, 1.00% Floor	08/05/29	—	(7)	(9)	(8)(9)(17) (18)
					13,586	13,581
ExactCare
ExactCare Parent, Inc.	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	11/05/29	17,717	17,310	17,717	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+550, 1.00% Floor	11/05/29	—	(35)	—	(9)(17)(18)
					17,275	17,717
Ingenovis Health
Ingenovis Health, Inc. (CCRR Parent Inc)	First Lien Secured Debt - Term Loan	7.90%	03/06/28	3,821	3,340	1,116	(10)(14)
KCF Puerto Rico, LLC
KCF Puerto Rico, LLC	Secured Debt - Promissory Note	N/A	06/28/28	1,697	903	723	(15)
KureSmart
Clearway Corporation (f/k/a NP/Clearway Holdings, Inc.)	Common Equity - Common Stock	N/A	N/A	133 Shares	133	306	(9)(13)
Kure Pain Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+560, 1.00% Floor	08/30/30	17,933	17,913	17,924	(9)(22)
	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	08/31/30	4,273	4,236	4,271	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+510, 1.00% Floor	08/30/30	505	467	505	(9)(17)(18) (23)
					22,749	23,006

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (35)	Fair Value (1)(36)
LucidHealth
Premier Imaging, LLC	First Lien Secured Debt - Term Loan	SOFR+426 Cash plus 2.00% PIK, 1.00% Floor	03/31/26	7,368	7,342	6,263	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+426 Cash plus 2.00% PIK, 1.00% Floor	03/31/26	1,977	1,905	1,680	(9)(23)
					9,247	7,943
Maxor National Pharmacy Services, LLC
Maxor Acquisition, Inc.	First Lien Secured Debt - Term Loan	SOFR+610, 1.00% Floor	03/01/29	9,900	9,821	9,826	(9)(22)(23)
Maxor National Pharmacy Services, LLC	First Lien Secured Debt - Term Loan	SOFR+610, 1.00% Floor	03/01/29	13,051	12,790	12,953	(9)(22)
	First Lien Secured Debt - Revolver	SOFR+610, 1.00% Floor	03/01/29	—	(25)	(11)	(8)(9)(17) (18)
Maxor Topco, L.P.	Preferred Equity - Preferred Equity	N/A	N/A	50,000 Shares	50	86	(9)(13)
					22,636	22,854
Midwest Vision
Midwest Vision Partners Management, LLC	First Lien Secured Debt - Term Loan	SOFR+100 Cash plus 5.75% PIK, 1.00% Floor	01/12/28	21,936	21,769	21,443	(9)(23)
	First Lien Secured Debt - Term Loan	SOFR+650 PIK, 1% Floor	01/12/28	1,127	1,118	1,127	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+100 Cash plus 5.75% PIK, 1.00% Floor	01/12/28	639	635	615	(9)(18)(23)
					23,522	23,185
Omega Healthcare
OMH-Healthedge Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+450, 1.00% Floor	04/01/30	11,928	11,919	11,869	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+450, 1.00% Floor	04/01/30	—	(1)	(7)	(8)(9)(17) (18)
					11,918	11,862
Rarebreed
Rarebreed Veterinary Partners, Inc.	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	04/18/30	4,194	4,130	4,132	(9)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	04/18/30	16,933	16,719	16,659	(9)(17)(18) (22)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	04/18/30	—	(14)	(14)	(8)(9)(17) (18)
					20,835	20,777
RHA Health Services
Pace Health Companies, LLC	First Lien Secured Debt - Term Loan	SOFR+565, 1.00% Floor	08/02/27	1,375	1,369	1,371	(9)(23)
	First Lien Secured Debt - Term Loan	SOFR+540, 1.00% Floor	08/02/27	459	458	456	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+540, 1.00% Floor	08/02/27	3,393	3,377	3,367	(9)(17)(18) (23)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	08/02/27	—	(24)	(21)	(8)(9)(17) (18)
	First Lien Secured Debt - Revolver	SOFR+540, 1.00% Floor	08/02/27	—	(30)	(3)	(8)(9)(16) (17)(18)
					5,150	5,170

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (35)	Fair Value (1)(36)
Tarrytown
Tarrytown Acquisition Holdings, LLC	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	11/12/32	3,426	3,392	3,392	(9)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 0.75% Floor	11/12/32	—	(5)	(9)	(8)(9)(17) (18)
	First Lien Secured Debt - Revolver	SOFR+475, 0.75% Floor	11/12/32	—	(6)	(6)	(8)(9)(17) (18)
					3,381	3,377
Team Select
TS Investors, LLC	First Lien Secured Debt - Term Loan	SOFR+475, 1.00% Floor	05/04/29	13,648	13,477	13,580	(9)(22)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 1.00% Floor	05/04/29	13,736	13,599	13,666	(9)(22)(23)
	First Lien Secured Debt - Revolver	SOFR+475, 1.00% Floor	05/04/29	—	(19)	(9)	(8)(9)(17) (18)
					27,057	27,237
Thomas Scientific
BSP-TS, LP	Preferred Equity - Preferred Equity	N/A	N/A	30 Shares	25	34	(9)(13)
	Common Equity - Common Stock	N/A	N/A	185 Shares	185	34	(9)(13)
Thomas Scientific, LLC	First Lien Secured Debt - Term Loan	SOFR+340 Cash plus 4.50% PIK, 1.00% Floor	12/14/27	32,846	32,578	31,716	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+340 Cash plus 4.50% PIK, 1.00% Floor	12/14/27	2,324	2,303	2,220	(9)(17)(18) (23)
					35,091	34,004
WellDyneRx, LLC
WellDyneRx, LLC	First Lien Secured Debt - Term Loan	SOFR+685, 0.75% Floor	03/09/27	17,399	17,251	17,182	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+685, 0.75% Floor	03/09/26	—	(2)	(24)	(8)(9)(17) (18)
					17,249	17,158
Xanitos
Pure Upper Holdco LLC	First Lien Secured Debt - Term Loan	SOFR+475, 1.00% Floor	12/03/31	6,444	6,381	6,380	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 1.00% Floor	12/03/31	—	(9)	(18)	(8)(9)(17) (18)
	First Lien Secured Debt - Revolver	SOFR+475, 1.00% Floor	12/03/31	—	(18)	(18)	(8)(9)(17) (18)
Xanitos TopCo, LLC	Common Equity - Membership Interests	N/A	N/A	100,000 Shares	100	100	(9)(13)
					6,454	6,444
		Total Health Care Providers & Services			$305,166	$286,835
Health Care Technology
Arcadia Solutions
Arcadia Solutions, Inc.	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	08/12/32	$10,714	$10,612	$10,607	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+550, 1.00% Floor	08/12/32	—	(17)	(18)	(8)(9)(17) (18)
					10,595	10,589

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (35)	Fair Value (1)(36)
CNSI
Acentra Holdings, LLC (fka CNSI Holdings, LLC)	First Lien Secured Debt - Term Loan	SOFR+550, 0.50% Floor	12/17/29	17,460	17,068	17,460	(9)(23)
	First Lien Secured Debt - Term Loan	SOFR+575, 0.50% Floor	12/17/29	3,920	3,880	3,920	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+550, 0.50% Floor	12/17/29	—	(41)	—	(9)(17)(18)
					20,907	21,380
Gainwell
Gainwell Acquisition Corp. (Milano Acquisition Corp)	First Lien Secured Debt - Term Loan	SOFR+400, 0.75% Floor	10/01/27	16,603	16,005	16,342	(10)(23)
Inovalon
Inovalon Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+286 Cash plus 2.75% PIK, 0.75% Floor	11/24/28	6,271	6,201	5,926	(23)
	Second Lien Secured Debt - Term Loan	SOFR+861 PIK, 0.75% Floor	11/25/33	95	91	62	(23)
					6,292	5,988
Merative
Merative L.P.	First Lien Secured Debt - Term Loan	SOFR+450, 0.75% Floor	09/30/32	4,118	4,098	4,097	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+450, 0.75% Floor	09/30/32	—	(1)	(2)	(8)(9)(17) (18)
	First Lien Secured Debt - Revolver	SOFR+450, 0.75% Floor	09/30/32	—	(2)	(2)	(8)(9)(17) (18)
					4,095	4,093
MRO Parent Corporation
MRO Parent Corporation	First Lien Secured Debt - Term Loan	SOFR+450, 0.75% Floor	06/09/32	4,249	4,189	4,206	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+450, 0.75% Floor	06/09/32	—	(3)	(4)	(8)(9)(17) (18)
	First Lien Secured Debt - Revolver	SOFR+450, 0.75% Floor	06/09/32	—	(5)	(4)	(8)(9)(17) (18)
					4,181	4,198
		Total Health Care Technology			$62,075	$62,590
Hotels, Restaurants & Leisure
CircusTrix
CircusTrix Holdings LLC	First Lien Secured Debt - Term Loan	SOFR+675, 1.00% Floor	07/18/28	$977	$963	$958	(9)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+675, 1.00% Floor	07/18/28	6,951	6,843	6,812	(9)(22)(23)
	First Lien Secured Debt - Revolver	SOFR+675, 1.00% Floor	07/18/28	400	387	380	(9)(17)(18) (22)
					8,193	8,150
Crumbl
Crumbl Enterprises LLC	First Lien Secured Debt - Term Loan	SOFR+450, 0.75% Floor	05/05/32	9,213	9,127	9,121	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+450, 0.75% Floor	05/05/32	—	(7)	(7)	(8)(9)(17) (18)
					9,120	9,114

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (35)	Fair Value (1)(36)
Guernsey
Guernsey Holdings SDI LA LLC	First Lien Secured Debt - Term Loan	6.95%	11/18/26	1,552	1,549	1,525	(9)
International Cruise & Excursion Gallery, Inc.
Arrivia, Inc. (International Cruise & Excursion Gallery, Inc) (4)	First Lien Secured Debt - Term Loan	SOFR+600, 1.00% Floor	12/31/28	4,012	8,739	3,962	(23)
	Common Equity - Membership Interests	N/A	N/A	531,312 Shares	4,740	2,628	(13)(19)
					13,479	6,590
Munson
Munson Buffalo Restaurant Group LLC	First Lien Secured Debt - Term Loan	10.43%	05/31/29	3,481	3,439	2,620	(9)(14)
	First Lien Secured Debt - Delayed Draw	10.43%	05/31/29	5,480	5,417	3,889	(9)(14)(18)
					8,856	6,509
PARS Group LLC
PARS Group LLC	First Lien Secured Debt - Term Loan	SOFR+685, 1.50% Floor	04/03/28	8,636	8,555	8,031	(9)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+685, 1.50% Floor	04/03/28	—	(1)	(67)	(8)(9)(18)
					8,554	7,964
Taco Cabana
YTC Enterprises, LLC	First Lien Secured Debt - Term Loan	SOFR+636, 1.00% Floor	08/16/26	8,233	8,223	7,883	(9)(22)
Tasty Chick'n
Tasty Chick'n LLC	First Lien Secured Debt - Term Loan	SOFR+600, 1.00% Floor	05/16/29	11,649	11,520	9,378	(9)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+600, 1.00% Floor	05/16/29	274	266	(867)	(8)(9)(18) (22)
	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	05/16/29	878	857	480	(9)(18)(22)
					12,643	8,991
The Club Company
Eldrickco Limited	First Lien Secured Debt - Term Loan	SON+525, 0.50% Floor	11/26/26	£8,945	11,570	11,979	(9)(15)(21)
	First Lien Secured Debt - Delayed Draw	SON+525, 0.50% Floor	11/26/26	£10,747	13,517	14,391	(9)(15)(21)
	First Lien Secured Debt - Revolver	SON+475, 0.50% Floor	05/26/26	£356	416	471	(9)(15)(17) (18)(21)
					25,503	26,841
Walters Wedding Estates
WH BorrowerCo, LLC	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	08/02/30	14,348	14,150	14,026	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	08/02/30	3,835	3,739	3,651	(9)(17)(18) (23)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	08/02/30	583	553	526	(9)(17)(18) (23)
					18,442	18,203
		Total Hotels, Restaurants & Leisure			$114,562	$101,770

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (35)	Fair Value (1)(36)
Household Durables
Allstar Holdings
Athlete Buyer, LLC	First Lien Secured Debt - Term Loan	SOFR+610, 1.00% Floor	04/26/29	$1,908	$1,878	$1,607	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+610, 1.00% Floor	04/26/30	22,465	22,023	18,926	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+610, 1.00% Floor	04/26/29	1,031	1,015	869	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+610, 1.00% Floor	04/26/29	3,201	3,136	2,376	(9)(17)(18) (23)
					28,052	23,778
Polywood
Poly-Wood, LLC	First Lien Secured Debt - Term Loan	SOFR+488, 1.00% Floor	03/20/30	2,727	2,683	2,713	(9)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+488, 1.00% Floor	03/20/30	—	(11)	(2)	(8)(9)(17) (18)
	First Lien Secured Debt - Revolver	SOFR+488, 1.00% Floor	03/20/30	—	(7)	(2)	(8)(9)(17) (18)
					2,665	2,709
		Total Household Durables			$30,717	$26,487
Insurance
GoHealth
Norvax, LLC (dba GoHealth)	First Lien Secured Debt - Term Loan	SOFR+550, 3.00% Floor	08/05/29	$840	$834	$839	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+550, 3.00% Floor	08/05/29	199	194	214	(9)
	First Lien Secured Debt - Revolver	SOFR+465 Cash plus 6.89% PIK, 1.00% Floor	08/06/29	1,025	1,020	946	(9)(17)(18) (23)
	Common Equity - Common Stock	N/A	N/A	8,648 Shares	—	23	(9)(13)
					2,048	2,022
High Street Insurance
High Street Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+450, 0.75% Floor	04/14/28	9,995	9,916	9,945	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+450, 0.75% Floor	04/14/28	18,981	18,851	18,887	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+450, 0.75% Floor	04/16/27	—	(10)	(11)	(8)(9)(17) (18)
					28,757	28,821
PGM Holdings Corporation
Turbo Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+615, 1.00% Floor	06/02/26	18,550	18,517	18,549	(9)(23)(24)
	First Lien Secured Debt - Revolver	SOFR+615, 1.00% Floor	06/02/26	694	693	694	(9)(17)(18) (23)
					19,210	19,243

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (35)	Fair Value (1)(36)
Spectrum Automotive
Shelby 2021 Holdings Corp.	First Lien Secured Debt - Term Loan	SOFR+525, 0.75% Floor	06/29/28	13,964	13,870	13,893	(9)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 0.75% Floor	06/29/28	6,000	5,910	5,957	(9)(17)(18) (22)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 0.75% Floor	06/29/27	—	(2)	(2)	(8)(9)(17) (18)
					19,778	19,848
		Total Insurance			$69,793	$69,934
Interactive Media & Services
Securus Technologies Holdings, Inc.
Aventiv Technologies, LLC (fka Securus Technologies Holdings, LLC)	First Lien Secured Debt - Term Loan	SOFR+1026, 1.00% Floor	03/25/26	$2,205	$2,190	$2,324	(10)(22)(23)
	Second Lien Secured Debt - Term Loan	12.98%	03/25/26	9,154	7,705	—	(14)
		Total Interactive Media & Services			$9,895	$2,324
IT Services
Avenu Insights & Analytics
ACP Avenu Buyer, LLC	First Lien Secured Debt - Term Loan	SOFR+475, 1.00% Floor	10/02/29	$3,676	$3,631	$3,640	(9)(22)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 1.00% Floor	10/02/29	5,458	5,328	5,346	(9)(17)(18) (23)
	First Lien Secured Debt - Revolver	SOFR+475, 1.00% Floor	10/02/29	—	(23)	(14)	(8)(9)(17) (18)
					8,936	8,972
Distinct
Distinct Holdings Inc	First Lien Secured Debt - Term Loan	SOFR+575, 1.00% Floor	07/18/29	13,077	12,870	12,690	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+575, 1.00% Floor	07/18/29	1,260	1,238	1,208	(9)(17)(18) (23)(24)
					14,108	13,898
GrayMatter Systems
Genius Bidco LLC	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	05/01/30	1,320	1,299	1,294	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	05/01/30	—	(36)	(100)	(8)(9)(17) (18)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	05/01/30	155	138	131	(9)(16)(17) (18)(23)
	Common Equity - Common Stock	N/A	N/A	773 Shares	77	48	(9)(13)
					1,478	1,373
New Era Technology, Inc.
New Era Technology, Inc.	First Lien Secured Debt - Term Loan	SOFR+625 PIK, 1.00% Floor	06/30/30	12,998	12,998	12,803	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+625, 1.00% Floor	06/30/30	866	866	840	(9)(17)(18) (23)
	Preferred Equity - Preferred Equity	N/A	N/A	11,937 Shares	10,819	6,920	(9)(13)
	Common Equity - Common Stock	N/A	N/A	11,937 Shares	—	—	(9)(13)
					24,683	20,563

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (35)	Fair Value (1)(36)
VikingCloud
Bullcave Limited	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	08/06/30	29,105	28,746	28,887	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+500, 0.75% Floor	08/06/30	3,684	3,619	3,643	(9)(17)(18) (23)
					32,365	32,530
		Total IT Services			$81,570	$77,336
Leisure Products
Dan Dee
Project Comfort Buyer, Inc.	Preferred Equity - Preferred Equity	N/A	N/A	491,405 Shares	$492	$211	(9)(13)
KLO Holdings, LLC
1244311 B.C. Ltd. (4)	Common Equity - Common Stock	N/A	N/A	1,000,032 Shares	1,000	66	(2)(13)(19)(33)
Paladone
Paladone Group Bidco Limited	First Lien Secured Debt - Term Loan	SOFR+585, 1.00% Floor	11/12/27	5,875	5,828	5,787	(9)(15)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+585, 1.00% Floor	11/12/27	920	917	907	(9)(15)(23)
	First Lien Secured Debt - Revolver	SOFR+585, 1.00% Floor	11/12/27	1,318	1,309	1,297	(9)(15)(17) (18)(20)(23)
	First Lien Secured Debt - Revolver	SON+585, 1.00% Floor	11/12/27	£259	344	342	(9)(15)(17) (18)(21)
Paladone Group Holdings Limited	Common Equity - Common Stock	N/A	N/A	70,183 Shares	93	85	(2)(9)(13) (15)(19)(33)
					8,491	8,418
		Total Leisure Products			$9,983	$8,695
Life Sciences Tools & Services
August Bio
August Bioservices, LLC	First Lien Secured Debt - Term Loan	SOFR+595, 2.00% Floor	06/01/29	$12,000	$11,955	$11,550	(9)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+595, 2.00% Floor	06/01/29	3,000	2,989	2,888	(9)(22)
	First Lien Secured Debt - Revolver	SOFR+400, 2.00% Floor	06/01/29	434	433	416	(9)(17)(18) (22)
					15,377	14,854
Unchained Labs
Unchained Labs, LLC	First Lien Secured Debt - Term Loan	SOFR+555, 1.00% Floor	08/09/27	1,848	1,837	1,825	(9)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+555, 1.00% Floor	08/09/27	2,189	2,178	2,162	(9)(22)
	First Lien Secured Debt - Revolver	SOFR+555, 1.00% Floor	08/09/27	—	(4)	(9)	(8)(9)(17) (18)
					4,011	3,978
		Total Life Sciences Tools & Services			$19,388	$18,832

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (35)	Fair Value (1)(36)
Machinery
Carlisle Fluid Technologies
LSF12 Donnelly Bidco, LLC	First Lien Secured Debt - Term Loan	SOFR+650, 1.00% Floor	10/02/29	$14,663	$14,384	$14,418	(9)(22)
Flow Control
Flow Control Intermediate Holdings 2.0, LLC	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	05/01/31	5,307	5,234	5,280	(9)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	05/01/31	—	(22)	(17)	(8)(9)(17) (18)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	05/01/31	—	(18)	(7)	(8)(9)(17) (18)
					5,194	5,256
Ideal Tridon
Ideal Components Acquisition, LLC	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	06/30/32	13,059	12,873	12,961	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 0.75% Floor	06/30/32	—	(17)	(18)	(8)(9)(17) (18)
	First Lien Secured Debt - Revolver	SOFR+500, 0.75% Floor	06/30/32	267	239	252	(9)(17)(18)(23)
					13,095	13,195
JPW
JPW Industries Holding Corporation	First Lien Secured Debt - Term Loan	SOFR+588, 2.00% Floor	11/22/28	2,400	2,400	2,364	(9)(23)
Milacron (Project Iota)
IOTA HOLDINGS 3	First Lien Secured Debt - Term Loan	SOFR+475, 0.00% Floor	03/31/32	22,562	22,240	22,224	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+475, 0.00% Floor	03/31/32	1,274	1,209	1,201	(9)(17)(18) (23)
					23,449	23,425
Relevant Industrial
Relevant Industrial, LLC	First Lien Secured Debt - Term Loan	SOFR+475, 1.00% Floor	05/16/31	8,173	8,078	8,071	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 1.00% Floor	05/16/31	196	165	129	(9)(17)(18) (23)
	First Lien Secured Debt - Revolver	P+375, 1.00% Floor	05/16/31	143	127	125	(9)(17)(18) (20)
					8,370	8,325
		Total Machinery			$66,892	$66,983
Media
Accelerate360
Accelerate360 Holdings, LLC	First Lien Secured Debt - Term Loan	SOFR+626, 1.00% Floor	02/11/27	$3,462	$3,462	$3,453	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+626, 1.00% Floor	02/11/27	1,382	1,382	1,375	(9)(17)(18) (23)
					4,844	4,828

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (35)	Fair Value (1)(36)
Acosta
Acosta Holdings Corp.	Preferred Equity - Preferred Equity	N/A	N/A	11,749 Shares	473	724	(13)(19)
	Common Equity - Common Stock	N/A	N/A	6,266 Shares	77	42	(13)(19)
					550	766
ChyronHego Corporation
ChyronHego Corporation (5)	Preferred Equity - Preferred Equity	N/A	N/A	7,800 Shares	6,000	13,045	(13)(19)
ChyronHego US Holding Corporation (5)	First Lien Secured Debt - Term Loan	SOFR+350, 1.75% Floor	06/30/29	105,906	105,702	105,906	(23)
	First Lien Secured Debt - Revolver	SOFR+600, 1.75% Floor	06/30/29	19,467	19,452	19,467	(17)(18)(23)
					131,154	138,418
FingerPaint Marketing
KL Charlie Acquisition Company	First Lien Secured Debt - Term Loan	SOFR+510, 1.00% Floor	12/30/26	17,999	17,896	17,908	(9)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+510, 1.00% Floor	12/30/26	11,600	11,544	11,526	(9)(17)(18) (22)(23)
	First Lien Secured Debt - Revolver	SOFR+510, 1.00% Floor	12/30/26	—	(5)	(10)	(8)(9)(17) (18)
KL Charlie Co-Invest, L.P.	Common Equity - Common Stock	N/A	N/A	218,978 Shares	220	337	(9)(13)
					29,655	29,761
HALO Branded Solutions
HALO Buyer, Inc	First Lien Secured Debt - Term Loan	SOFR+600, 1.00% Floor	08/07/29	8,630	8,486	8,460	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	08/07/29	467	446	442	(9)(17)(18) (20)(22)
					8,932	8,902
Hero Digital
HRO (Hero Digital) Holdings, LLC	First Lien Secured Debt - Term Loan	SOFR+560, 1.00% Floor	11/18/28	26,575	26,300	26,094	(9)(23)
	First Lien Secured Debt - Term Loan	SOFR+610, 1.00% Floor	11/18/28	102	100	100	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+560, 1.00% Floor	11/18/26	1,176	1,166	1,103	(9)(17)(18) (23)
HRO Holdings I LP	Common Equity - Common Stock	N/A	N/A	213 Shares	213	234	(9)(13)
					27,779	27,531
Wilson Language Training
Owl Parent Holdings, LLC	Common Equity - Common Stock	N/A	N/A	100 Shares	100	159	(9)
		Total Media			$203,014	$210,365

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (35)	Fair Value (1)(36)
Multi-Utilities
Congruex
Congruex Group LLC	First Lien Secured Debt - Term Loan	SOFR+165 Cash plus 5.00% PIK, 1.50% Floor	05/03/29	$15,684	$15,496	$12,617	(9)(10)(23)
SEER
GS SEER Group Borrower LLC	First Lien Secured Debt - Term Loan	SOFR+675, 1.00% Floor	04/29/30	3,175	3,108	3,112	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+675, 1.00% Floor	04/29/30	1,162	1,135	1,135	(9)(17)(18) (23)
	First Lien Secured Debt - Revolver	SOFR+675, 1.00% Floor	04/30/29	92	86	84	(9)(17)(18) (22)
GS SEER Group Holdings, LLC	Common Equity - Common Stock	N/A	N/A	42 Shares	42	36	(9)(13)
					4,371	4,367
		Total Multi-Utilities			$19,867	$16,984
Paper & Forest Products
BiOrigin Specialty Products
Complete Paper Inc.	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	02/04/31	$14,888	$14,683	$14,588	(9)(23)
		Total Paper & Forest Products			$14,683	$14,588
Passenger Airlines
Merx Aviation Finance, LLC
Merx Aviation Finance, LLC (5)	First Lien Secured Debt - Revolver	10.00%	10/31/26	$18,575	$18,575	$18,576	(18)
	Common Equity - Membership Interests	N/A	N/A	—	74,890	84,222	(13)(19)
		Total Passenger Airlines			$93,465	$102,798
Personal Care Products
Dr. Scholl's
DRS Holdings III, Inc.	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	11/01/28	$23,303	$23,208	$23,186	(9)(22)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	11/01/28	—	(6)	(7)	(8)(9)(17) (18)
					23,202	23,179
LashCo
Lash OpCo, LLC	First Lien Secured Debt - Term Loan	SOFR+500 Cash plus 2.00% PIK, 1.00% Floor	09/17/27	45,060	44,847	42,766	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+500 Cash plus 2.00% PIK, 1.00% Floor	09/17/27	2,424	2,416	2,300	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+500 Cash plus 2.00% PIK, 1.00% Floor	09/17/27	1	(13)	(87)	(8)(9)(17) (18)(22)
					47,250	44,979

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (35)	Fair Value (1)(36)
RoC Skincare
RoC Holdco LLC	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	02/21/31	12,581	12,358	12,455	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	02/21/31	4,128	4,098	4,087	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	02/21/30	—	(31)	(22)	(8)(9)(17) (18)
					16,425	16,520
Suave
Silk Holdings I Corp.	Common Equity - Common Stock	N/A	N/A	100 Shares	100	220	(9)(13)
Silk Holdings III Corp.	First Lien Secured Debt - Term Loan	SOFR+450, 0.50% Floor	12/03/32	26,618	26,114	26,352	(9)
					26,214	26,572
Summer Fridays
Summer Fridays, LLC	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	05/16/31	23,032	22,708	22,687	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	05/16/31	—	(25)	(28)	(8)(9)(17) (18)(23)
					22,683	22,659
		Total Personal Care Products			$135,774	$133,909
Pharmaceuticals
Alcresta Therapeutics Inc.
Alcresta Holdings, LP	Preferred Equity - Preferred Equity	N/A	N/A	116 Shares	$116	$81	(9)(13)
	Common Equity - Common Stock	N/A	N/A	1,176 Shares	1	120	(9)(13)
Alcresta Therapeutics Inc.	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	03/12/30	9,266	9,232	9,173	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+550, 1.00% Floor	03/12/31	29	21	25	(9)(17)(18) (23)
					9,370	9,399
Avid Bioservices
Space Finco, Inc.	First Lien Secured Debt - Term Loan	SOFR+575, 1.00% Floor	02/05/32	10,585	10,436	10,426	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+575, 1.00% Floor	02/05/32	—	(77)	(168)	(8)(9)(17) (18)(23)
	First Lien Secured Debt - Revolver	SOFR+575, 1.00% Floor	02/05/31	—	(43)	(48)	(8)(9)(17) (18)(23)
Space Parent, LP	Preferred Equity - Preferred Equity	N/A	N/A	99,000 Shares	99	99	(9)(13)(19)
	Common Equity - Common Stock	N/A	N/A	1,000 Shares	1	1	(9)(13)(19)
					10,416	10,310
Ora LLC
Orion Buyer, LLC	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	07/18/30	6,832	6,722	6,491	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	07/18/30	—	(13)	(84)	(8)(9)(17) (18)
	First Lien Secured Debt - Revolver	P+400, 1.00% Floor	07/18/30	1,401	1,379	1,331	(9)(18)(20)

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)		Cost (35)	Fair Value (1)(36)
TVG Orion Blocker, Inc.	Common Equity - Common Stock	N/A	N/A		2 Shares	110	—	(9)(13)
	Unsecured Debt - Promissory Note	11.34%	07/11/30		21	21	—	(9)
						8,219	7,738
PAI Pharma
Pai Middle Tier, LLC	First Lien Secured Debt - Term Loan	SOFR+450, 0.75% Floor	02/13/32		16,418	16,184	16,227	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+450, 0.75% Floor	02/13/32		500	454	461	(9)(17)(18) (23)
PAI Co-Investor FT Aggregator LLC	Common Equity - Common Stock	N/A	N/A		100 Shares	100	106	(9)(13)(19)
						16,738	16,794
Sterling Pharma
Saffron Bidco Ltd	First Lien Secured Debt - Term Loan	SOFR+325 Cash plus 2.50% PIK, 0.75% Floor	09/24/31		13,679	13,446	13,269	(9)(15)(24)
	First Lien Secured Debt - Term Loan	EURIBOR+325 Cash plus 2.50% PIK, 0.75% Floor	09/24/31		€98	107	112	(9)(15)(29)
	First Lien Secured Debt - Delayed Draw	SON+325 Cash plus 2.50% PIK, 0.75% Floor	09/24/31		£—	(68)	(249)	(8)(9)(15) (17)(18)
						13,485	13,132
TersSera
TerSera Therapeutics LLC	First Lien Secured Debt - Term Loan	SOFR+575, 1.00% Floor	04/04/29		16,581	16,220	16,581	(9)(22)
	First Lien Secured Debt - Revolver	SOFR+575, 1.00% Floor	04/04/29		—	(19)	—	(9)(17)(18)
						16,201	16,581
Trillium
Trillium Health Care Products Inc.	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	08/06/31		8,044	7,892	7,782	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	08/06/31		$1,006	989	973	(9)(17)(18) (23)(24)
	First Lien Secured Debt - Revolver	CORRA+525, 1.00% Floor	08/06/31	C$	—	—	(20)	(8)(9)(17) (18)
						8,881	8,735
		Total Pharmaceuticals				$83,310	$82,689
Professional Services
AGDATA
AGDATA Midco, LLC	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	07/01/30		$5,419	$5,355	$5,338	(9)(22)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 0.75% Floor	07/01/30		710	684	649	(9)(17)(18) (23)
	First Lien Secured Debt - Revolver	SOFR+475, 0.75% Floor	07/01/30		189	183	182	(9)(17)(18) (23)
						6,222	6,169

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (35)	Fair Value (1)(36)
BDO USA
BDO USA, P.A.	First Lien Secured Debt - Term Loan	SOFR+500, 2.00% Floor	08/31/28	11,730	11,730	11,702	(9)(23)
DCM Services
DCM Parent, LLC	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	03/12/31	12,579	12,403	12,391	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	03/12/31	—	(30)	(35)	(8)(9)(17) (18)
					12,373	12,356
DecisionHR
DecisionHR Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+450, 1.00% Floor	12/08/31	6,809	6,741	6,740	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+450, 1.00% Floor	12/08/31	—	(11)	(21)	(8)(9)(17) (18)
	First Lien Secured Debt - Revolver	SOFR+450, 1.00% Floor	12/08/31	—	(11)	(11)	(8)(9)(17) (18)
					6,719	6,708
Escalent
M&M OPCO, LLC	First Lien Secured Debt - Term Loan	SOFR+600, 1.00% Floor	04/07/29	11,978	11,760	11,828	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	04/07/29	—	(8)	(6)	(8)(9)(17) (18)
					11,752	11,822
G&A
G&A Partners Holding Company II, LLC	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	03/03/31	6,645	6,554	6,628	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 0.75% Floor	03/01/31	2,304	2,260	2,292	(9)(17)(18) (23)
	First Lien Secured Debt - Revolver	SOFR+500, 0.75% Floor	03/01/30	—	(5)	(1)	(8)(9)(17) (18)
					8,809	8,919
Health & Safety Institute
HSI Halo Holdings, LLC	Common Equity - Common Stock	N/A	N/A	1,010 Shares	46	1,684	(9)(13)
Lexitas
Chronicle Parent LLC	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	04/15/31	7,002	6,939	6,932	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	04/15/31	182	172	160	(9)(18)(23)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	04/15/31	—	(7)	(7)	(8)(9)(17) (18)
					7,104	7,085
North Highland
The North Highland Company LLC	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	12/20/31	3,034	3,007	3,004	(9)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 0.75% Floor	12/20/31	—	(5)	(11)	(8)(9)(17) (18)
	First Lien Secured Debt - Revolver	SOFR+475, 0.75% Floor	12/20/30	113	106	105	(9)(17)(18) (23)
					3,108	3,098

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (35)	Fair Value (1)(36)
PSI Services, LLC
Lifelong Learner Holdings, LLC	First Lien Secured Debt - Term Loan	SOFR+115 Cash plus 7.75% PIK, 1.00% Floor	03/31/27	5,634	5,578	4,714	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+115 Cash plus 7.75% PIK, 1.00% Floor	03/31/27	573	572	475	(9)(18)(23)
					6,150	5,189
Schlesinger Group
Schlesinger Global, LLC	First Lien Secured Debt - Term Loan	SOFR+610 Cash plus 0.50% PIK, 1.00% Floor	03/31/27	6,377	6,411	6,275	(9)(22)
		Total Professional Services			$80,424	$81,007
Software
Acronis AG
Acronis AG	First Lien Secured Debt - Term Loan	SOFR+595 Cash plus 1.00% PIK, 1.00% Floor	04/01/27	$27,490	$27,421	$27,494	(9)(15)(22)
Align
RMCF V CIV L, L.P.	Common Equity - Common Stock	N/A	N/A	241 Shares	500	589	(9)(13)(15)
American Megatrends
AMI Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	10/17/31	12,997	12,808	12,997	(9)(25)
	First Lien Secured Debt - Revolver	SOFR+500, 0.75% Floor	10/17/31	—	(24)	—	(9)(17)(18)
					12,784	12,997
Asure Software
Asure Software, Inc.	First Lien Secured Debt - Term Loan	SOFR+500, 2.00% Floor	04/01/30	6,667	6,637	6,667	(9)(15)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 2.00% Floor	04/01/30	13,333	13,275	13,333	(9)(15)(22)
					19,912	20,000
Beeline
IQN Holding Corp.	First Lien Secured Debt - Term Loan	SOFR+263 Cash plus 3.13% PIK, 0.75% Floor	05/02/29	4,434	4,434	4,367	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 0.75% Floor	05/02/28	172	172	168	(9)(17)(18) (23)
					4,606	4,535
Calero Holdings, Inc.
Telesoft Holdings, LLC	First Lien Secured Debt - Term Loan	SOFR+585, 1.00% Floor	12/16/26	21,420	21,366	21,388	(22)
	First Lien Secured Debt - Revolver	SOFR+585, 1.00% Floor	12/16/26	341	335	338	(17)(18)(22)
					21,701	21,726
Digital.ai
Digital.ai Software Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+600, 1.00% Floor	08/10/28	22,693	22,392	22,188	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	08/10/28	726	700	671	(9)(17)(18) (22)

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (35)	Fair Value (1)(36)
EVER.AG Corporation
EVER.AG Corporation	First Lien Secured Debt - Term Loan	SOFR+535, 1.00% Floor	06/24/27	20,588	20,420	20,412	(9)(22)(23)
	First Lien Secured Debt - Revolver	SOFR+535, 1.00% Floor	06/24/27	—	(7)	(11)	(8)(9)(17) (18)
					20,413	20,401
Forcura + Medalogix (Project Tarpon)
F&M Buyer LLC	First Lien Secured Debt - Term Loan	SOFR+450, 0.75% Floor	03/18/32	16,901	16,748	16,901	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+450, 0.75% Floor	03/18/32	—	(25)	—	(9)(17)(18)
	First Lien Secured Debt - Revolver	SOFR+450, 0.75% Floor	03/18/32	—	(22)	—	(9)(17)(18)
					16,701	16,901
G2CI
Evergreen IX Borrower 2023, LLC	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	09/30/30	7,061	7,061	7,061	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+475, 0.75% Floor	10/01/29	—	—	—	(9)(17)(18)
					7,061	7,061
Go1
Apiom, Inc.	First Lien Secured Debt - Term Loan	SOFR+745, 2.00% Floor	05/02/28	2,500	2,489	2,500	(9)(15)(22)
Instem
Ichor Management Limited	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	12/08/29	8,883	8,719	8,661	(9)(15)(24)
Litify
Litify Holdings Inc.	Common Equity - Common Stock	N/A	N/A	217,892 Shares	107	455	(9)(13)
Litify LLC	First Lien Secured Debt - Term Loan	SOFR+560, 1.00% Floor	02/02/29	29,167	28,634	28,583	(9)(22)(23)
	First Lien Secured Debt - Revolver	SOFR+560, 1.00% Floor	02/02/29	—	(13)	(17)	(8)(9)(17) (18)
					28,728	29,021
Lookout
Lookout, Inc.	First Lien Secured Debt - Term Loan	SOFR+625, 3.00% Floor	06/01/29	5,000	4,981	4,963	(9)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+625, 3.00% Floor	06/01/29	5,000	4,982	4,963	(9)(22)
					9,963	9,926
mPulse
mPulse Mobile, Inc.	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	08/26/32	8,077	7,996	7,996	(9)(23)(31)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 0.75% Floor	08/26/32	—	(4)	(8)	(8)(9)(17) (18)(31)
	First Lien Secured Debt - Revolver	SOFR+475, 0.75% Floor	08/26/32	—	(12)	(12)	(8)(9)(17) (18)(31)
					7,980	7,976

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (35)	Fair Value (1)(36)
MYCOM
Magnate Holding Corp.	First Lien Secured Debt - Term Loan	SOFR+625, 0.50% Floor	12/31/26	20,656	20,663	20,291	(9)(15)(23)
Naviga
Colonnade Parent Inc (fka Naviga Inc.)	First Lien Secured Debt - Term Loan	4.77%	09/30/26	12,989	10,890	6,495	(9)(14)
	First Lien Secured Debt - Delayed Draw	4.77%	09/30/26	2,220	1,847	1,110	(9)(14)
	First Lien Secured Debt - Revolver	4.77%	09/30/26	500	486	250	(9)(14)(18)
					13,223	7,855
New Relic
Crewline Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+675, 1.00% Floor	11/08/30	5,623	5,579	5,623	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+675, 1.00% Floor	11/08/30	—	—	—	(9)(17)(18)
					5,579	5,623
Poppulo, Inc.
Four Winds Interactive LLC	First Lien Secured Debt - Term Loan	SOFR+575, 0.75% Floor	02/20/30	7,523	7,393	7,448	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+575, 0.75% Floor	02/20/30	—	(12)	(15)	(8)(9)(17) (18)
	First Lien Secured Debt - Revolver	SOFR+575, 0.75% Floor	02/20/30	—	(16)	(10)	(8)(9)(17) (18)
					7,365	7,423
Riverbed Technology, Inc.
Riverbed Technology, Inc.	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	04/03/28	—	(5)	(7)	(8)(17)(18)
Simeio
Simeio Group Holdings, Inc.	First Lien Secured Debt - Term Loan	11.06%	02/02/26	8,128	8,115	6,137	(9)(14)
	First Lien Secured Debt - Revolver	11.06%	02/02/26	884	876	667	(9)(14)(18)
					8,991	6,804
Solera
Polaris Newco, LLC	First Lien Secured Debt - Term Loan	SOFR+401, 0.50% Floor	06/02/28	8,066	8,024	7,797	(10)(23)
SPS Commerce, Inc.
SPS Commerce, Inc.	Common Equity - Common Stock	N/A	N/A	837 Shares	62	75	(10)(13)(15) (19)
Texada
Texada Software LLC	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	04/30/30	6,923	6,814	6,837	(9)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+550, 1.00% Floor	04/30/30	2,051	2,018	2,026	(9)(22)
	First Lien Secured Debt - Revolver	SOFR+550, 1.00% Floor	04/30/30	77	62	64	(9)(17)(18) (23)
					8,894	8,927

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (35)	Fair Value (1)(36)
The Weather Company
Zephyr Buyer, L.P.	First Lien Secured Debt - Term Loan	SOFR+475, 0.50% Floor	01/31/31	30,505	29,886	30,353	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+475, 0.50% Floor	01/31/31	—	(72)	(20)	(8)(9)(17) (18)
					29,814	30,333
Uniguest
Uniguest Holdings, Inc	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	11/27/30	19,643	19,390	19,368	(9)(22)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	11/27/30	—	(24)	(56)	(8)(9)(17) (18)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	11/27/30	—	(15)	(17)	(8)(9)(17) (18)
					19,351	19,295
Uplight
Uplight, Inc.	First Lien Secured Debt - Term Loan	SOFR+610, 4.00% Floor	06/01/29	10,000	9,925	9,850	(9)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+610, 4.00% Floor	06/01/29	—	—	(150)	(8)(9)(18)
	First Lien Secured Debt - Revolver	SOFR+350, 4.00% Floor	06/01/29	300	300	285	(9)(17)(18) (22)
					10,225	9,985
Zafin
Zafin Labs Americas Incorporated	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	02/14/31	16,667	16,445	16,477	(9)(15)(23)
	First Lien Secured Debt - Revolver	SOFR+475, 0.75% Floor	02/14/31	—	(43)	(38)	(8)(9)(15) (17)(18)
					16,402	16,439
Zendesk
Zendesk, Inc.	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	11/22/28	6,620	6,620	6,603	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 0.75% Floor	11/22/28	1,107	1,107	1,104	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+500, 0.75% Floor	11/22/28	—	—	(2)	(8)(9)(16) (17)(18)
					7,727	7,705
		Total Software			$368,385	$361,192
Specialty Retail
Club Champion
Club Champion LLC	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	06/14/29	$9,020	$8,918	$8,930	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+500, 0.75% Floor	06/14/29	669	650	651	(9)(17)(18) (23)
					9,568	9,581

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (35)	Fair Value (1)(36)
EG Group
EG Global Finance PLC	First Lien Secured Debt - Corporate Bond	SOFR+750, 0.50% Floor	11/30/28	6,267	6,398	6,658	(15)(23)
Tailored Brands
The Men's Wearhouse, LLC	First Lien Secured Debt - Term Loan	SOFR+575, 0.00% Floor	02/26/29	775	774	778	(10)(23)
		Total Specialty Retail			$16,740	$17,017
Technology Hardware, Storage & Peripherals
Biamp
Biamp	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	04/30/30	$825	$812	$792	(9)(22)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	04/30/30	—	(2)	(5)	(8)(9)(17) (18)
					810	787
BusPatrol
BusPatrol Holdco	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	08/02/29	8,333	8,269	8,249	(9)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	08/02/29	3,333	3,309	3,250	(9)(18)(22)
	First Lien Secured Debt - Revolver	SOFR+400, 1.00% Floor	08/02/29	1,800	1,782	1,780	(9)(17)(18) (22)
					13,360	13,279
		Total Technology Hardware, Storage & Peripherals			$14,170	$14,066
Textiles, Apparel & Luxury Goods
Iconix Brand Group
IBG Borrower LLC	First Lien Secured Debt - Term Loan	SOFR+515, 1.00% Floor	08/22/29	$5,797	$5,752	$5,681	(9)(23)
	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	08/22/31	3,409	3,342	3,341	(9)(23)
					9,094	9,022
Sequential Brands Group, Inc.
Gainline Galaxy Holdings LLC	Common Equity - Common Stock	N/A	N/A	3,060 Shares	575	42	(13)(31)
Galaxy Universal LLC	First Lien Secured Debt - Term Loan	SOFR+575, 1.00% Floor	05/12/28	16,241	16,231	15,928	(23)
	First Lien Secured Debt - Term Loan	SOFR+625, 1.00% Floor	05/12/28	2,480	2,480	2,472	(23)
	First Lien Secured Debt - Delayed Draw	SOFR+575, 1.00% Floor	05/12/28	761	746	746	(23)
					20,032	19,188
		Total Textiles, Apparel & Luxury Goods			$29,126	$28,210

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (35)	Fair Value (1)(36)
Trading Companies & Distributors
Banner Solutions
Banner Buyer, LLC	First Lien Secured Debt - Term Loan	10.04%	05/31/27	$12,270	$11,913	$8,841	(9)(14)
	First Lien Secured Debt - Delayed Draw	10.04%	05/31/27	2,996	2,907	2,158	(9)(14)
	First Lien Secured Debt - Revolver	10.04%	05/31/27	587	569	46	(9)(14)(18)
Banner Parent Holdings, Inc.	Common Equity - Common Stock	N/A	N/A	6,125 Shares	613	—	(9)(13)
					16,002	11,045
LSG
Lindstrom, LLC	First Lien Secured Debt - Term Loan	SOFR+550, 0.75% Floor	12/30/32	11,500	11,328	11,328	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+550, 0.75% Floor	12/30/32	1,283	1,230	1,230	(9)(17)(18) (23)
					12,558	12,558
MacQueen Equipment, LLC
MacQueen Equipment, LLC	First Lien Secured Debt - Delayed Draw	SOFR+551, 1.00% Floor	01/07/28	3,522	3,506	3,513	(9)(17)(18) (23)
McNichols Company
Patriot MCN Buyer Corp.	First Lien Secured Debt - Term Loan	SOFR+475, 1.75% Floor	10/01/31	3,873	3,826	3,825	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 1.75% Floor	10/01/31	—	(4)	(9)	(8)(9)(17) (18)
	First Lien Secured Debt - Revolver	SOFR+475, 1.75% Floor	10/01/31	—	(5)	(5)	(8)(9)(17) (18)
					3,817	3,811
Meritus Gas Partners
MGP Holdings III Corp.	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	03/01/30	14,066	13,867	13,855	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	03/01/30	1,838	1,809	1,799	(9)(17)(18) (23)
	First Lien Secured Debt - Revolver	P+425, 1.00% Floor	03/01/30	105	101	93	(9)(17)(18) (20)
					15,777	15,747
ORS Nasco
WC ORS Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	08/07/31	19,895	19,619	19,696	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+500, 0.75% Floor	08/07/31	869	796	821	(9)(17)(18) (23)
WC ORS Holdings, L.P.	Common Equity - Common Stock	N/A	N/A	100,000 Shares	100	177	(9)(13)
					20,515	20,694

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (35)	Fair Value (1)(36)
PSE
Graffiti Parent, LP	Common Equity - Common Stock	N/A	N/A	2,439 Shares	244	179	(9)(13)
Painters Supply and Equipment Co. (fka Graffiti Buyer, Inc.)	First Lien Secured Debt - Term Loan	SOFR+560, 1.00% Floor	08/10/27	10,748	10,629	10,505	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+560, 1.00% Floor	08/10/27	3,629	3,597	3,465	(9)(17)(18) (23)
	First Lien Secured Debt - Revolver	SOFR+560, 1.00% Floor	08/10/27	—	(8)	(29)	(8)(9)(17) (18)
					14,462	14,120
		Total Trading Companies & Distributors			$86,637	$81,488
Transportation Infrastructure
GAT-Airline Ground Support Inc
GAT-Airline Ground Support Inc	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	05/09/29	$15,010	$14,829	$15,010	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	05/09/29	3,484	3,434	3,483	(9)(17)(18) (23)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	05/09/29	635	611	635	(9)(17)(18) (23)
		Total Transportation Infrastructure			$18,874	$19,128
Total Investment before Cash Equivalents					$3,356,770	$3,167,838
Goldman Sachs Financial Square Government Fund, Institutional		N/A	N/A	$230	$230	$230	(11)
J.P. Morgan U.S. Government Money Market Fund		N/A	N/A	$153	$153	$153	(11)
Total Investment after Cash Equivalents					$3,357,153	$3,168,221

(1)
Fair value is determined in good faith subject to the oversight of the board of directors of the Company (the “Board”) (See Note 2 to the consolidated financial statements).
(2)
Par amount is denominated in USD unless otherwise noted, and represents funded commitments. See Note 18 in the Consolidated Schedule of Investments
and Note 8 to the consolidated financial statements for further information on undrawn revolving and delayed draw loan commitments, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies.
(3)
Denotes investments in which the Company owns greater than 25% of the equity, where the governing documents of each entity preclude the Company from exercising a controlling influence over the management or policies of such entity. The Company does not have the right to elect or appoint more than 25% of the directors or another party has the right to elect or appoint more directors than the Company and has the right to appoint certain members of senior management. Therefore, the Company has determined that these entities are not controlled affiliates. As of December 31, 2025, we had a 100% equity ownership interest in Golden Bear 2016-R, LLC, a collateralized loan obligation.

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

(4)
Denotes investments in which we are an “Affiliated Person,” as defined in the Investment Company Act of 1940, as amended (the "1940 Act"), due to holding the power to vote or owning 5% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of December 31, 2024 and December 31, 2025 along with transactions during the year ended December 31, 2025 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2024	Gross Additions ●	Gross Reductions ■	Net Change in Unrealized Gains (Losses)	Fair Value at December 31, 2025	Net Realized Gains (Losses)	Interest/ Dividend/ Other Income
1244311 B.C. Ltd.,Common Stock	$202	$—	$—	$(136)	$66	$—	$—
Carbonfree Chemicals Holdings LLC,Common Equity / Interest	18,933	0	—	(602)	18,332	—	—
FC2 LLC,Common Stock	—	—	—	—	—	—	—
FC2 LLC,Term Loan	12,459	—	—	(86)	12,373	—	814
Golden Bear 2016-R, LLC,Membership Interests	9,736	199	(1,637)	(264)	8,033	—	836
Surf Opco, LLC,Class A-1 Common	—	375	—	(260)	115	—	—
Surf Opco, LLC,Class P-1 Preferred	—	3,405	—	(722)	2,683	—	1,782
Surf Opco, LLC,Revolver	—	31,170	(11,287)	(54)	19,829	—	849
Surf Opco, LLC,Term Loan	—	9,616	(174)	45	9,431	(56)	—
Auto Pool 2023 Trust (Del. Stat. Trust) ,Membership Interests	16,366	—	(3,783)	(2,266)	10,317	—	2,502
Blue Jay Transit Inc.,Term Loan	19,940	4,580	(868)	(4,308)	19,344	—	—
Blue Jay Transit Inc.,Unfunded Delayed Draw	—	—	—	—	—	—	—
Bird Scooter Acquisition Corp.,Common Stock	373	—	(373)	—	—	—	—
Arrivia, Inc. (International Cruise & Excursion Gallery, Inc),Membership Interests	2,144	—	—	484	2,628	—	—
Arrivia, Inc. (International Cruise & Excursion Gallery, Inc),Term Loan	4,183	(48)	(187)	296	3,962	(282)	427
Third Lane Mobility Inc.,Common Stock	—	728	—	(728)	—	—	—
Third Lane Mobility Inc.,Warrants	—	—	—	—	—	—	—
	$84,334	$50,025	$(18,310)	$(8,601)	$107,111	$(338)	$7,209
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

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

(5)
Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Fair value as of December 31, 2024 and December 31, 2025 along with transactions during the year ended December 31, 2025 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2024	Gross Additions ●	Gross Reductions ■	Net Change in Unrealized Gains (Losses)	Fair Value at December 31, 2025	Net Realized Gains (Losses)	Interest/ Dividend/ Other Income
Majority Owned Company
ChyronHego US Holding Corporation	$15,500	$15,369	$(11,400)	$(1)	$19,467	$—	$1,692
ChyronHego US Holding Corporation	106,406	6	(500)	(6)	105,906	—	8,334
ChyronHego Corporation	19,456	—	—	(6,411)	13,045	—	—
Merx Aviation Finance, LLC	123,815	—	(71,609)	32,016	84,222	—	—
Merx Aviation Finance, LLC	59,576	—	(41,000)	—	18,576	—	4,419
Merx Aviation Finance Holdings, LLC	—	225,000	(225,000)	—	—	—	—
	$324,753	$240,375	$(349,509)	$25,598	$241,216	$—	$14,444

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

As of December 31, 2025, the Company had a 87% and 100% equity ownership interest in ChyronHego Corporation and Merx Aviation Finance, LLC, respectively.

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

December 31, 2025

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
(12)
Aggregate gross unrealized gain and loss for federal income tax purposes is $39,682 and $270,079, respectively. Net unrealized loss is $230,397 based on a tax cost of $3,398,235.
(13)
Non-income producing security.
(14)
Non-accrual status (see Note 2 to the consolidated financial statements).
(15)
Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of December 31, 2025, non-qualifying assets represented approximately 8.8% of the total assets of the Company.
(16)
As of December 31, 2025, there were letters of credit issued and outstanding through the Company under this first lien senior secured revolving loan.
(17)
The undrawn portion of these committed revolvers and delayed draw term loans includes a commitment and unused fee rate.

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

(18)
As of December 31, 2025, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 8 to the consolidated financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit **	Undrawn Commitment
ACP Avenu Buyer, LLC	$7,247	$—	$—	$7,247
ACP Packaging Intermediateco, LLC	1,829	—	—	1,829
AGDATA Midco, LLC	3,828	189	—	3,639
AMI Buyer, Inc.	1,905	—	—	1,905
Accelerate360 Holdings, LLC	2,544	1,382	—	1,162
Accelevation LLC	3,540	385	—	3,155
Acentra Holdings, LLC (fka CNSI Holdings, LLC)	2,000	—	—	2,000
Alcami Corporation	1,096	233	—	863
Alcresta Therapeutics Inc.	441	29	—	412
All Star Recruiting Locums, LLC	3,478	761	—	2,717
Alpinex Opco, LLC	1,489	1,102	—	387
American Restoration Holdings, LLC	8,554	1,490	—	7,064
Amplity Parent, Inc.	3,243	2,732	—	511
Amylu Borrower Sub, LLC	4,063	—	—	4,063
Arcadia Solutions, Inc.	1,786	—	—	1,786
Arcwood Environmental, Inc. (f/k/a Heritage Environmental Services, Inc.)	242	—	4	238
Aspen Aerogels, Inc.	100	15	—	85
Athlete Buyer, LLC	5,237	3,201	214	1,822
August Bioservices, LLC	500	434	—	66
Banner Buyer, LLC	1,935	587	—	1,348
Berner Food & Beverage, LLC	2,881	1,383	—	1,498
Biamp	120	—	4	116
Bingo Group Buyer, Inc.	4,130	25	—	4,105
Birch Group of Clinics Acquireco Inc.	1,702	—	—	1,702
Blue Jay Transit Inc.	—	—	—	—
Brush Group Bidco Limited*	2,021	—	—	2,021
Bullcave Limited	5,526	3,684	—	1,842
BusPatrol Holdco	7,000	1,800	—	5,200
CARDS-Live Oak Holdings, Inc.	1,850	200	—	1,650
CI (MG) GROUP, LLC	6,259	1,176	—	5,083
CRS Holdings, Inc.	4,472	—	150	4,322
CSC Holdings, LLC	100	86	7	7
Camin Cargo Control Holdings, Inc.	1,930	537	—	1,393
Celerion Buyer, Inc.	639	—	—	639
Cerus Corporation	5,000	450	—	4,550
Channelside AcquisitionCo, Inc. (fka Gruden Acquisition, Inc.)	333	28	154	151
Chronicle Parent LLC	2,781	—	—	2,781
ChyronHego US Holding Corporation	21,000	19,467	—	1,533
CircusTrix Holdings LLC	1,000	400	—	600
Club Car Wash Operating, LLC	1,625	—	—	1,625
Club Champion LLC	1,807	669	—	1,138
Colonnade Parent Inc (fka Naviga Inc.)	500	500	—	—
Cool Buyer, Inc.	6,667	1,818	28	4,821
Coretrust Purchasing Group LLC (HPG Enterprises LLC)	963	—	—	963
Crewline Buyer, Inc.	377	—	—	377

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit **	Undrawn Commitment
Crumbl Enterprises LLC	741	—	—	741
DCM Parent, LLC	2,326	—	—	2,326
DRS Holdings III, Inc.	1,483	—	—	1,483
DecisionHR Holdings, Inc.	3,191	—	—	3,191
Digital.ai Software Holdings, Inc.	2,419	726	—	1,693
Distinct Holdings Inc	1,758	1,260	—	498
EVER.AG Corporation	1,257	—	—	1,257
Eagle Purchaser, Inc.	684	421	—	263
Eagle U.S. Purchaser, Inc.	1,421	—	—	1,421
Eldrickco Limited*	944	479	—	465
EmpiRx Health LLC	909	—	—	909
Evergreen IX Borrower 2023, LLC	795	—	—	795
Evolv Technologies Holdings, Inc.	9,000	—	—	9,000
Evoriel*	92	—	—	92
ExactCare Parent, Inc.	1,967	—	—	1,967
Excelligence Learning Corporation	2,466	395	223	1,848
F&M Buyer LLC	8,099	—	—	8,099
Flow Control Intermediate Holdings 2.0, LLC	4,667	—	—	4,667
Four Winds Interactive LLC	2,439	—	5	2,434
G&A Partners Holding Company II, LLC	2,659	—	—	2,659
GAT-Airline Ground Support Inc	3,661	635	118	2,908
GI Apple Midco LLC	556	250	50	256
GS SEER Group Borrower LLC	563	92	12	459
Gabriel Partners, LLC	689	689	—	—
Gateway US Holdings, Inc.	1,346	—	—	1,346
Genius Bidco LLC	6,160	155	77	5,928
Go Car Wash Management Corp.	417	—	—	417
Green Grass Foods, Inc.	1,250	—	—	1,250
HALO Buyer, Inc	1,304	467	4	833
HEF Safety Ultimate Holdings, LLC	2,200	—	—	2,200
HRO (Hero Digital) Holdings, LLC	2,657	1,176	—	1,481
Health Management Associates Superholdings, Inc.	284	—	4	280
Heniff Holdco, LLC	3,925	3,173	139	613
High Street Buyer, Inc.	2,203	—	7	2,196
Hive Intermediate, LLC	2,326	1,448	—	878
IOTA HOLDINGS 3	4,825	1,274	6	3,545
IQN Holding Corp.	264	172	—	92
IW Buyer LLC	393	112	9	272
Ideal Components Acquisition, LLC	4,408	267	—	4,141
Ironhorse Purchaser, LLC	483	—	21	462
Jacent Strategic Merchandising, LLC	3,500	1,589	—	1,911
Justin's LLC	833	—	—	833
KL Charlie Acquisition Company	5,141	—	—	5,141
Kauffman Intermediate, LLC	1,337	1,337	—	—
Kure Pain Holdings, Inc.	2,654	505	—	2,149
LS Clinical Services Holdings, Inc.	1,875	1,775	—	100
Lash OpCo, LLC	1,612	1	—	1,611
LendingPoint 2018-1 Funding Trust	13,821	5,231	—	8,590
Lifelong Learner Holdings, LLC	597	573	—	24
Lindstrom, LLC	3,500	1,283	—	2,217
Litify LLC	833	—	—	833
Lotus Topco Inc.	1,691	—	—	1,691
Lunar Buyer, LLC	10,909	1,727	—	9,182
M&M OPCO, LLC	476	—	—	476
MGP Holdings III Corp.	1,546	105	—	1,441

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit **	Undrawn Commitment
MRO Parent Corporation	741	—	—	741
MacQueen Equipment, LLC	6,369	—	—	6,369
Marlin DTC-LS Midco 2, LLC	685	—	—	685
Maxor National Pharmacy Services, LLC	1,530	—	—	1,530
Medical Guardian, LLC	3,810	381	—	3,429
Merative L.P.	882	—	—	882
Merx Aviation Finance, LLC	18,575	18,575	—	—
Midwest Vision Partners Management, LLC	639	639	—	—
Mobile Communications America, Inc.	3,449	272	—	3,177
Munson Buffalo Restaurant Group LLC	947	—	—	947
NCP-MSI Buyer	2,667	1,717	—	950
NPPI Buyer, LLC	7,895	—	—	7,895
Natus Sensory, Inc.	4,150	—	—	4,150
NeuroPace, Inc.	1,500	—	—	1,500
New Era Technology, Inc.	1,732	866	—	866
Norvax, LLC (dba GoHealth)	1,591	1,025	—	566
OMH-Healthedge Holdings, Inc.	1,312	—	—	1,312
Olympus Terminals Holdco II LLC	6,373	—	2,142	4,231
Origami Opportunities Fund III, L.P.	3	—	—	3
Orion Buyer, LLC	3,081	1,401	—	1,680
Overhaul Group, Inc.	4,286	—	—	4,286
PARS Group LLC	952	—	—	952
PMA Parent Holdings, LLC	987	—	—	987
Pace Health Companies, LLC	4,399	—	138	4,261
Pai Middle Tier, LLC	3,500	500	—	3,000
Painters Supply and Equipment Co. (fka Graffiti Buyer, Inc.)	4,973	—	—	4,973
Paladone Group Bidco Limited	1,412	1,318	—	94
Paladone Group Bidco Limited*	476	349	—	127
Patriot Foods Buyer, Inc.	584	80	—	504
Patriot MCN Buyer Corp.	1,127	—	—	1,127
Pavement Preservation Acquisition, LLC	1,293	—	—	1,293
Poly-Wood, LLC	818	—	—	818
Precision Refrigeration & Air Conditioning LLC	2,273	1,591	—	682
Protein For Pets Opco, LLC	896	179	—	717
Purchasing Power Funding I, LLC	9,113	2,126	—	6,987
Pure Upper Holdco LLC	3,556	—	—	3,556
R.F. Fager Company, LLC	1,368	51	—	1,317
RHI Acquisition LLC	1,663	—	—	1,663
Rarebreed Veterinary Partners, Inc.	2,324	—	5	2,319
Regis Corporation	4,167	172	833	3,162
Relevant Industrial, LLC	6,589	143	—	6,446
Riverbed Technology, Inc.	160	—	—	160
RoC Holdco LLC	2,195	—	—	2,195
Ronnoco Holdings, Inc.	2,172	290	—	1,882
Roscoe Medical, Inc	819	164	—	655
SEV Intermediate Holdco, LLC	3,998	658	—	3,340
Saffron Bidco Ltd*	8,287	—	—	8,287
Shelby 2021 Holdings Corp.	3,057	—	—	3,057
Shout! Factory LLC	1,579	197	—	1,382
Simeio Group Holdings, Inc.	884	884	—	—
Smith Topco, Inc.	1,128	—	—	1,128
Space Finco, Inc.	14,362	—	—	14,362
Sperry Acquisition, LLC	1,154	231	—	923
Summer Fridays, LLC	1,852	—	—	1,852
Surf Opco, LLC	23,333	19,883	1,667	1,783

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit **	Undrawn Commitment
TCW Midco LLC	1,139	—	—	1,139
THLP CO., LLC	4,494	2,255	435	1,804
TS Investors, LLC	1,885	—	—	1,885
Tarrytown Acquisition Holdings, LLC	1,574	—	—	1,574
Tasty Chick'n LLC	7,614	878	—	6,736
TeamLINX Buyer, LLC	1,429	—	—	1,429
Telesoft Holdings, LLC	2,273	341	—	1,932
TerSera Therapeutics LLC	1,395	—	—	1,395
Texada Software LLC	1,026	77	—	949
The North Highland Company LLC	1,936	113	—	1,823
Thomas Scientific, LLC	3,067	2,324	296	447
Titan Luxco I SARL	2,667	367	—	2,300
Titan Luxco I SARL*	131	131	—	—
Total Power Limited	4,615	—	—	4,615
Total Power Limited*	2,502	—	50	2,452
Traffic Management Solutions, LLC	7,706	—	—	7,706
Trench Plate Rental Co.	1,818	1,055	137	626
Trillium Health Care Products Inc.	1,038	1,006	—	32
Trillium Health Care Products Inc.*	610	—	—	610
Truck-Lite Co., LLC	1,323	—	4	1,319
Turbo Buyer, Inc.	923	694	—	229
USLS Acquisition, Inc.	2,979	844	86	2,049
Ultra Clean Holdco LLC	6,964	—	—	6,964
Unchained Labs, LLC	726	—	—	726
Uniguest Holdings, Inc	5,159	—	—	5,159
Uplight, Inc.	1,000	300	—	700
Village Pet Care, LLC	4,950	803	—	4,147
Vixxo Corporation	1,250	—	—	1,250
Vybond Buyer, LLC	7,666	—	—	7,666
WC ORS Buyer, Inc.	4,828	869	—	3,959
WH BorrowerCo, LLC	6,817	583	—	6,234
WelldyneRX, LLC	1,923	—	—	1,923
WildBrain Ltd.	1,446	940	—	506
Zafin Labs Americas Incorporated	3,333	—	—	3,333
Zendesk, Inc.	696	—	7	689
Zephyr Buyer, L.P.	3,952	—	—	3,952
mPulse Mobile, Inc.	1,923	—	—	1,923
Total Commitments	$571,740	$139,352	$7,036	$425,352

* These investments are in a foreign currency and the total commitment has been converted to USD using the December 31, 2025 exchange rate.

**For all letters of credit issued and outstanding on December 31, 2025, $6,353 will expire in 2026, $324 will expire in 2027, $214 will expire in 2029 and $145 will expire in 2030.

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

(19)
Securities that are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2025, the aggregate fair value of these securities is $131,042 or 10% of the Company's net assets. The acquisition dates of the restricted securities are as follows:

Issuer	Investment Type	Acquisition Date
1244311 B.C. Ltd.	Common Equity - Common Stock	9/30/2020
Arrivia, Inc. (International Cruise & Excursion Gallery, Inc)	Common Equity - Membership Interests	12/31/2024
Carbonfree Chemicals Holdings LLC	Common Equity - Common Equity / Interest	11/1/2019
ChyronHego Corporation	Preferred Equity - Preferred Equity	12/29/2020
Eagle Aggregator Ltd	Preferred Equity - Preferred Equity	12/31/2025
Eagle Aggregator Ltd	Preferred Equity - Preferred Equity	12/31/2025
FC2 LLC	Common Equity - Common Stock	10/14/2022
Justin's LLC	Common Equity - Common Stock	12/15/2025
LendingPoint Consolidated, Inc.	Preferred Equity - Preferred Equity	12/30/2025
LendingPoint Consolidated, Inc.	Common Equity - Common Stock	12/30/2025
Merx Aviation Finance, LLC	Common Equity - Membership Interests	9/1/2022
Mitel Networks (International) Limited	Common Equity - Common Stock	6/20/2025
New Era Technology, Inc.	Preferred Equity - Preferred Equity	8/21/2025
Norvax, LLC (dba GoHealth)	Common Equity - Common Stock	8/6/2025
Overhaul Group, Inc.	Preferred Equity - Preferred Equity	8/18/2025
PAI Co-Investor FT Aggregator LLC	Common Equity - Common Stock	2/13/2025
Paladone Group Holdings Limited	Common Equity - Common Stock	5/1/2025
Renovo Home Partners	Preferred Equity - Preferred Equity	4/14/2025
Renovo Home Partners	Common Equity - Common Stock	4/14/2025
Ronnoco Holdings, Inc.	Preferred Equity - Preferred Equity	3/17/2025
Ronnoco Holdings, Inc.	Common Equity - Common Stock	4/1/2025
SMC IR Holdings, LLC	Common Equity - Common Stock	12/24/2024
Space Parent, LP	Common Equity - Common Stock	2/5/2025
Space Parent, LP	Preferred Equity - Preferred Equity	2/5/2025
Sperry Parent Holdings, L.P.	Common Equity - Common Stock	2/3/2025
SPS Commerce, Inc.	Common Equity - Common Stock	2/10/2025
Surf Opco, LLC	Common Equity - Class A-1 Common	3/17/2021
Surf Opco, LLC	Preferred Equity - Class P-1 Preferred	3/17/2021
Third Lane Mobility Inc.	Common Equity - Common Stock	3/22/2024
Third Lane Mobility Inc.	Warrants - Warrants	1/31/2025
Trench Safety Solutions Holdings, LLC	Preferred Equity - Preferred Equity	4/3/2025
(20)
The interest rate on these loans is subject to Prime, which as of December 31, 2025 was 6.75%.
(21)
The interest rate on these loans is subject to SONIA, which as of December 31, 2025 was 3.73%.
(22)
The interest rate on these loans is subject to 1 month SOFR, which as of December 31, 2025 was 3.69%.
(23)
The interest rate on these loans is subject to 3 months SOFR, which as of December 31, 2025 was 3.65%.
(24)
The interest rate on these loans is subject to 6 months SOFR, which as of December 31, 2025 was 3.57%.
(25)
The interest rate on these loans is subject to 12 months SOFR, which as of December 31, 2025 was 3.41%.
(26)
The interest rate on these loans is subject to 1 month CORRA, which as of December 31, 2025 was 2.26%.
(27)
The interest rate on these loans is subject to 3 month CORRA, which as of December 31, 2025 was 2.26%.
(28)
The interest rate on these loans is subject to 3 months EURIBOR, which as of December 31, 2025 was 2.03%.
(29)
The interest rate on these loans is subject to 6 months EURIBOR, which as of December 31, 2025 was 2.11%.
(30)
The underlying investments of AIC SPV Holdings II, LLC is a securitization in which the Company owns preferred shares representing 14.25% economic interest.

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

(31)
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
(32)
The Company has approximately 22.5% ownership interest in Auto Pool 2023 Trust. Auto Pool 2023 Trust holds underlying assets that consist of a pool of retail auto loans and residual interests in auto loan trusts. The Company also continues to have an interest in any residual assets from the bankruptcy proceedings related to U.S. Auto Finance.
(33)
Common shares in 1244311 B.C. Ltd. are CAD denominated equity investments. Ordinary shares in Paladone Group Holdings Limited are GBP denominated equity investments.
(34)
As of December 31, 2025, the portfolio company remains in maturity default. The respective lenders are pursuing sale-related steps in the absence of an agreement to extend or waive the default.
(35)
The following shows the composition of the Company’s portfolio at cost by control designation, investment type and industry as of December 31, 2025:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Non-Controlled / Non-Affiliated Investments
Aerospace & Defense	$17,290	$—	$—	$—	$49	$100	$—	$17,439
Air Freight & Logistics	26,015	—	—	—	—	—	—	26,015
Automobile Components	18,419	—	—	—	—	23,856	—	42,275
Beverages	5,478	—	—	—	100	—	—	5,578
Biotechnology	26,579	—	—	—	333	—	389	27,301
Building Products	25,117	—	—	—	—	—	—	25,117
Chemicals	29,993	—	—	—	—	—	—	29,993
Commercial Services & Supplies	147,960	—	—	—	111	683	—	148,754
Communications Equipment	10,198	—	—	—	—	584	—	10,782
Construction & Engineering	77,388	—	—	—	4,348	50	—	81,786
Consumer Finance	48,282	—	1,842	—	2,943	750	—	53,817
Consumer Staples Distribution & Retail	38,239	—	—	—	—	169	—	38,408
Containers & Packaging	57,780	—	—	—	—	—	—	57,780
Diversified Consumer Services	203,795	—	—	—	—	632	—	204,427
Diversified Telecommunication Services	70	—	1,483	—	—	—	—	1,553
Electrical Equipment	39,469	—	—	—	—	250	—	39,719
Electronic Equipment, Instruments & Components	76,588	—	—	—	—	—	—	76,588
Energy Equipment & Services	3,502	—	—	—	—	—	—	3,502
Entertainment	27,144	—	—	—	—	—	—	27,144
Financial Services	80,055	—	—	—	534	17,082	—	97,671
Food Products	69,448	—	—	—	448	1,687	—	71,583
Ground Transportation	52,702	—	—	—	—	—	—	52,702
Health Care Equipment & Supplies	118,401	—	—	—	—	1,426	—	119,827
Health Care Providers & Services	304,673	—	—	—	75	418	—	305,166
Health Care Technology	61,984	91	—	—	—	—	—	62,075
Hotels, Restaurants & Leisure	101,083	—	—	—	—	—	—	101,083
Household Durables	30,717	—	—	—	—	—	—	30,717
Insurance	69,793	—	—	—	—	—	—	69,793
Interactive Media & Services	2,190	7,705	—	—	—	—	—	9,895
IT Services	70,674	—	—	—	10,819	77	—	81,570

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Leisure Products	$8,398	—	—	—	492	93	—	$8,983
Life Sciences Tools & Services	19,388	—	—	—	—	—	—	19,388
Machinery	66,892	—	—	—	—	—	—	66,892
Media	70,777	—	—	—	473	610	—	71,860
Multi-Utilities	19,825	—	—	—	—	42	—	19,867
Paper & Forest Products	14,683	—	—	—	—	—	—	14,683
Personal Care Products	135,674	—	—	—	—	100	—	135,774
Pharmaceuticals	82,862	—	21	—	215	212	—	83,310
Professional Services	80,378	—	—	—	—	46	—	80,424
Software	367,716	—	—	—	—	669	—	368,385
Specialty Retail	16,740	—	—	—	—	—	—	16,740
Technology Hardware, Storage & Peripherals	14,170	—	—	—	—	—	—	14,170
Textiles, Apparel & Luxury Goods	28,551	—	—	—	—	575	—	29,126
Trading Companies & Distributors	85,680	—	—	—	—	957	—	86,637
Transportation Infrastructure	18,874	—	—	—	—	—	—	18,874
Total Non-Controlled / Non-Affiliated Investments	$2,871,634	$7,796	$3,346	$—	$20,940	$51,068	$389	$2,955,173
Non-Controlled / Affiliated Investments
Chemicals	12,500	—	—	—	—	56,505	—	69,005
Consumer Finance	—	—	—	19,409	—	—	—	19,409
Electronic Equipment, Instruments & Components	34,249	—	—	—	1,713	—	—	35,962
Financial Services	—	—	—	14,012	—	—	—	14,012
Ground Transportation	23,389	—	—	—	—	722	—	24,111
Hotels, Restaurants & Leisure	8,739	—	—	—	—	4,740	—	13,479
Leisure Products	—	—	—	—	—	1,000	—	1,000
Total Non-Controlled / Affiliated Investments	$78,877	$—	$—	$33,421	$1,713	$62,967	$—	$176,978
Controlled Investments
Media	125,154	—	—	—	6,000	—	—	131,154
Passenger Airlines	18,575	—	—	—	—	74,890	—	93,465
Total Controlled Investments	$143,729	$—	$—	$—	$6,000	$74,890	$—	$224,619
Total	$3,094,240	$7,796	$3,346	$33,421	$28,653	$188,925	$389	$3,356,770

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

(36)
The following shows the composition of the Company’s portfolio at fair value by control designation, investment type and industry as of December 31, 2025:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total	% of Net Assets
Non-Controlled / Non-Affiliated Investments
Aerospace & Defense	$17,287	$—	$—	$—	$49	$97	$—	$17,433	1.33%
Air Freight & Logistics	26,344	—	—	—	—	—	—	26,344	2.02%
Automobile Components	17,976	—	—	—	—	219	—	18,195	1.39%
Beverages	5,466	—	—	—	100	—	—	5,566	0.43%
Biotechnology	26,754	—	—	—	521	194	326	27,795	2.13%
Building Products	25,078	—	—	—	—	—	—	25,078	1.92%
Chemicals	29,619	—	—	—	—	—	—	29,619	2.27%
Commercial Services & Supplies	148,139	—	—	—	97	390	—	148,626	11.37%
Communications Equipment	9,967	—	—	—	—	250	—	10,217	0.78%
Construction & Engineering	73,033	—	—	—	8	37	—	73,078	5.59%
Consumer Finance	30,346	—	1,842	—	1,563	398	—	34,149	2.61%
Consumer Staples Distribution & Retail	37,810	—	—	—	—	—	—	37,810	2.89%
Containers & Packaging	58,036	—	—	—	—	—	—	58,036	4.44%
Diversified Consumer Services	202,833	—	—	—	—	1,315	—	204,148	15.62%
Diversified Telecommunication Services	72	—	1,230	—	—	—	—	1,302	0.10%
Electrical Equipment	33,151	—	—	—	—	—	—	33,151	2.54%
Electronic Equipment, Instruments & Components	76,851	—	—	—	—	—	—	76,851	5.88%
Energy Equipment & Services	3,527	—	—	—	—	—	—	3,527	0.27%
Entertainment	27,098	—	—	—	—	—	—	27,098	2.07%
Financial Services	79,662	—	—	—	501	527	—	80,690	6.17%
Food Products	69,402	—	—	—	382	1,726	—	71,510	5.47%
Ground Transportation	52,525	—	—	—	—	—	—	52,525	4.02%
Health Care Equipment & Supplies	118,916	—	—	—	—	492	—	119,408	9.13%
Health Care Providers & Services	286,275	—	—	—	120	440	—	286,835	21.94%

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total	% of Net Assets
Health Care Technology	62,528	62	—	—	—	—	—	62,590	4.79%
Hotels, Restaurants & Leisure	95,180	—	—	—	—	—	—	95,180	7.28%
Household Durables	26,487	—	—	—	—	—	—	26,487	2.03%
Insurance	69,912	—	—	—	—	22	—	69,934	5.35%
Interactive Media & Services	2,324	—	—	—	—	—	—	2,324	0.18%
IT Services	70,368	—	—	—	6,920	48	—	77,336	5.92%
Leisure Products	8,333	—	—	—	211	85	—	8,629	0.66%
Life Sciences Tools & Services	18,832	—	—	—	—	—	—	18,832	1.44%
Machinery	66,983	—	—	—	—	—	—	66,983	5.12%
Media	70,451	—	—	—	724	772	—	71,947	5.50%
Multi-Utilities	16,948	—	—	—	—	36	—	16,984	1.30%
Paper & Forest Products	14,588	—	—	—	—	—	—	14,588	1.12%
Personal Care Products	133,689	—	—	—	—	220	—	133,909	10.24%
Pharmaceuticals	82,282	—	—	—	180	227	—	82,689	6.33%
Professional Services	79,323	—	—	—	—	1,684	—	81,007	6.20%
Software	360,073	—	—	—	—	1,119	—	361,192	27.63%
Specialty Retail	17,017	—	—	—	—	—	—	17,017	1.30%
Technology Hardware, Storage & Peripherals	14,066	—	—	—	—	—	—	14,066	1.08%
Textiles, Apparel & Luxury Goods	28,168	—	—	—	—	42	—	28,210	2.16%
Trading Companies & Distributors	81,132	—	—	—	—	356	—	81,488	6.23%
Transportation Infrastructure	19,128	—	—	—	—	—	—	19,128	1.46%
Total Non-Controlled / Non-Affiliated Investments	$2,793,979	$62	$3,072	$—	$11,376	$10,696	$326	$2,819,511	215.67%
% of Net Assets	213.73%	0.00%	0.23%	0.00%	0.87%	0.82%	0.02%	215.67%

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total	% of Net Assets
Non-Controlled / Affiliated Investments
Chemicals	12,373	—	—	—	—	18,332	—	30,705	2.35%
Consumer Finance	—	—	—	10,317	—	—	—	10,317	0.79%
Electronic Equipment, Instruments & Components	29,258	—	—	—	2,683	115	—	32,056	2.45%
Financial Services	—	—	—	8,033	—	—	—	8,033	0.61%
Ground Transportation	19,344	—	—	—	—	—	—	19,344	1.48%
Hotels, Restaurants & Leisure	3,962	—	—	—	—	2,628	—	6,590	0.50%
Leisure Products	—	—	—	—	—	66	—	66	0.01%
Total Non-Controlled / Affiliated Investments	$64,937	$—	$—	$18,350	$2,683	$21,141	$—	$107,111	8.19%
% of Net Assets	4.96%	0.00%	0.00%	1.40%	0.21%	1.62%	0.00%	8.19%
Controlled Investments
Media	125,373	—	—	—	13,045	—	—	138,418	10.59%
Passenger Airlines	18,575	—	—	—	—	84,223	—	102,798	7.86%
Total Controlled Investments	$143,948	$—	$—	$—	$13,045	$84,223	$—	$241,216	18.45%
% of Net Assets	11.01%	0.00%	0.00%	0.00%	1.00%	6.44%	0.00%	18.45%
Total	$3,002,864	$62	$3,072	$18,350	$27,104	$116,060	$326	$3,167,838	242.31%
% of Net Assets	229.70%	0.00%	0.23%	1.40%	2.08%	8.88%	0.02%	242.31%

See notes to consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry Classification	Percentage of Total Investments (at Fair Value) as of December 31, 2025
Software	11.4%
Health Care Providers & Services	9.1%
Media	6.7%
Diversified Consumer Services	6.4%
Commercial Services & Supplies	4.7%
Personal Care Products	4.2%
Health Care Equipment & Supplies	3.8%
Electronic Equipment, Instruments & Components	3.4%
Passenger Airlines	3.2%
Hotels, Restaurants & Leisure	3.2%
Financial Services	2.8%
Pharmaceuticals	2.6%
Trading Companies & Distributors	2.6%
Professional Services	2.6%
IT Services	2.4%
Construction & Engineering	2.3%
Ground Transportation	2.3%
Food Products	2.3%
Insurance	2.2%
Machinery	2.1%
Health Care Technology	2.0%
Chemicals	1.9%
Containers & Packaging	1.8%
Consumer Finance	1.4%
Consumer Staples Distribution & Retail	1.2%
Electrical Equipment	1.0%
Textiles, Apparel & Luxury Goods	0.9%
Biotechnology	0.9%
Entertainment	0.9%
Household Durables	0.8%
Air Freight & Logistics	0.8%
Building Products	0.8%
Transportation Infrastructure	0.6%
Life Sciences Tools & Services	0.6%
Automobile Components	0.6%
Aerospace & Defense	0.6%
Specialty Retail	0.5%
Multi-Utilities	0.5%
Paper & Forest Products	0.5%
Technology Hardware, Storage & Peripherals	0.4%
Communications Equipment	0.3%
Leisure Products	0.3%
Beverages	0.2%
Energy Equipment & Services	0.1%
Interactive Media & Services	0.1%
Diversified Telecommunication Services	0.0%
Total Investments	100.0%

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 1. Organization

MidCap Financial Investment Corporation (the “Company”, “MFIC”, “we”, “us”, or “our”), a Maryland corporation incorporated on February 2, 2004, is a closed-end, externally managed, diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We commenced operations on April 8, 2004 receiving net proceeds of $870,000 from our initial public offering by selling 62 million shares of common stock at a price of $15.00 per share (20.7 million shares at a price of $45.00 per share adjusted for the one-for-three reverse stock split). Since then, and through December 31, 2025, we have raised $2,680,207 in net proceeds from additional offerings of common stock including the mergers with Apollo Senior Floating Rate Fund Inc. (“AFT”) and Apollo Tactical Income Fund Inc. (“AIF”) (see Note 12 “Mergers with AFT and AIF” for additional information), and repurchased common stock for $267,076.

On November 7, 2023, the Company entered into (i) an Agreement and Plan of Merger (the “AFT Merger Agreement”) with Apollo Senior Floating Rate Fund Inc., a Maryland corporation, AFT Merger Sub, Inc., a Maryland corporation and a direct wholly-owned subsidiary of the Company (“AFT Merger Sub”), and, solely for the limited purposes set forth therein, the Adviser, and (ii) an Agreement and Plan of Merger (the “AIF Merger Agreement” and, together with the AFT Merger Agreement, the “Merger Agreements”) with Apollo Tactical Income Fund Inc., a Maryland corporation, AIF Merger Sub, Inc., a Maryland corporation and a direct wholly-owned subsidiary of the Company (“AIF Merger Sub”), and, solely for the limited purposes set forth therein, the Adviser. The Merger Agreements provide that, subject to the terms and conditions set forth in the applicable Merger Agreement, at the effective time of such merger, AFT and AIF will, through a two-step merger process, merge with and into the Company, with the Company continuing as the surviving company. Each of the Company’s board of directors (the "Board"), and AFT’s and AIF’s board of directors, including all of the respective independent directors, in each case, on the recommendation of special committees comprised solely of certain independent directors of the Company or AFT and AIF, as applicable, approved the applicable Merger Agreement and the transactions contemplated thereby. The Company's stockholders approved the necessary proposal related to the mergers of AFT and AIF with and into the Company at a special meeting of stockholders held on May 28, 2024. AFT and AIF received stockholder approval of the necessary proposals related to their previously announced mergers with and into the Company at the AFT and AIF special meetings of stockholders reconvened on June 21, 2024. On July 22, 2024, the Company completed its acquisition of AFT and AIF. For more information on the mergers, please see Note 12 “Mergers with AFT and AIF” to our consolidated financial statements included in this Annual Report.

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

As of December 31, 2025, the Company's consolidated subsidiaries were MFIC Bethesda CLO 1 LLC, MFIC Bethesda CLO 1 Depositor LLC, MFIC Bethesda CLO 2 LLC, MFIC Bethesda CLO 2 Depositor LLC, MFIC Lender LLC, MFIC Alpha SPV LLC, MFIC Beta SPV LLC, MFIC Gamma SPV LLC, MFIC Delta SPV LLC, MFIC Epsilon SPV LLC, MFIC Zeta SPV, MFIC Eta SPV LLC, MFIC Theta SPV LLC, MFIC Iota SPV LLC and MFIC Kappa SPV LLC.

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

Cash and cash equivalents are carried at cost which approximates fair value. Cash and cash equivalents held as of December 31, 2025 was $98,184. Cash and cash equivalents held as of December 31, 2024 was $74,357.

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

Investments determined by these valuation procedures which have a fair value of less than $1 million during the prior fiscal quarter may be valued based on inputs identified by the Investment Adviser without the necessity of obtaining valuation from an independent valuation firm, if once annually an independent valuation firm using the procedures described herein provides an independent assessment of value. Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. During the year ended December 31, 2025, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

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

As of December 31, 2025 and December 31, 2024, the company did not hold any derivatives.

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

Federal and State Income Taxes

We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must (among other requirements) meet certain source-of-income and asset diversification requirements and timely distribute to its stockholders at least 90% of its investment company taxable income as defined by the Code, for each year. The Company (among other requirements) has made and intends to continue to make the requisite distributions to its stockholders, which will generally relieve the Company from corporate-level income taxes. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to stockholders through December 31, 2025 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ending December 31, 2025. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividend and distributions and other permanent book and tax difference are reclassified to paid-in capital.

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

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the consolidated financial statements. As of December 31, 2025, there were no uncertain tax positions and no amounts accrued for interest or penalties. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal.

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

Segment Reporting

The Company has adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update 2023-07, “Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). An operating segment is defined as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. The Company operates under one operating segment and reporting unit, investment management. The CODM is the chief executive officer of the Company, who is responsible for determining the Company’s investment strategy, capital allocation, expense structure, and significant transactions impacting the Company. Key metrics include, but are not limited to, net investment income and net increase in net assets resulting from operations that is reported on the Consolidated Statements of Operations, fair value of investments as disclosed on the Consolidated Schedule of Investments, as well as distributions made to the Company’s stockholders.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Income Taxes

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which enhances the income tax disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and is to be applied prospectively, with an option for retrospective application. The Company adopted ASU 2023-09 on December 31, 2025, and the adoption did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements

Income Statement - Reporting Comprehensive Income

In November 2024, the FASB issued Accounting Standard Update No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). The amendments in ASU 2024-03 improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. This information generally is not presented in the consolidated financial statements today. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company does not expect the adoption of ASU 2024-03 to have a material impact on its year-end financial statements.

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

For accounting purposes only, we are required under GAAP to accrue a theoretical capital gains incentive fee based upon net realized capital gains and unrealized capital gain and loss on investments held at the end of each period. The accrual of this theoretical capital gains incentive fee assumes all unrealized capital gain and loss is realized in order to reflect a theoretical capital gains incentive fee that would be payable to the Investment Adviser at each measurement date. There was no accrual for theoretical capital gains incentive fee for the years ended December 31, 2025 and 2024. It should be noted that a fee so calculated and accrued would not be payable under the Investment Advisers Act of 1940 (the “Advisers Act”) or the investment advisory management agreement, and would not be paid based upon such computation of capital gains incentive fees in subsequent periods. Amounts actually paid to the Investment Adviser will be consistent with the Advisers Act and formula reflected in the investment advisory management agreement which specifically excludes consideration of unrealized capital gain.

For the years ended December 31, 2025, 2024 and 2023, respectively, the Company recognized $24,243, $19,450 and $17,369 of management fees, and $16,100, $21,548 and $24,565 of incentive fees before impact of waived fees. For the years ended December 31, 2025, 2024 and 2023, respectively, no management fees were waived (as not applicable). For the years ended December 31, 2025, 2024 and 2023, respectively, no incentive fees were waived.

As of December 31, 2025, management and performance-based incentive fees payable were $6,034 and $0, respectively. As of December 31, 2024, management and performance-based incentive fees payable were $6,247 and $5,336, respectively.

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

For the years ended December 31, 2025, 2024 and 2023, respectively, management fee and performance based fee offset was $0, $0 and $274.

Administration Agreement with AIA

The Company has also entered into an administration agreement with the Administrator (the “Administration Agreement”) under which AIA provides administrative services for the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator and requested to be reimbursed by the Administrator in performing its obligations under the Administration Agreement. The expenses include rent and the Company’s allocable portion of compensation and other related expenses for its Chief Financial Officer, Chief Legal Officer and Chief Compliance Officer and their respective staffs. For the years ended December 31, 2025, 2024 and 2023, the Company recognized administrative services expense under the Administration Agreement of $6,675, $4,120 and $5,840, respectively. There were no fees payable to AIA and its affiliates for expenses paid on our behalf as of December 31, 2025 and 2024.

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

For the years ended December 31, 2025, 2024 and 2023, the Company recognized administrative service expense reimbursements of $1,352, $300 and $300, respectively.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Debt Expense Reimbursements

The Company has also entered into debt expense reimbursement agreements with Merx and several other portfolio companies, which will reimburse the Company for reasonable out-of-pocket expenses incurred, including any interest, fees or other amounts incurred by the Company in connection with letters of credit issued on their behalf. For the years ended December 31, 2025, 2024 and 2023, the Company recognized debt expense reimbursements of $125, $469 and $1,006, respectively, under the debt expense reimbursement agreements.

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

As of December 31, 2025, the Company’s co-investment holdings were 87% of the portfolio or $2,754,947, measured at fair value. On a cost basis, 85% of the portfolio or $2,856,364 were co-investments. As of December 31, 2024, the Company’s co-investment holdings were 80% of the portfolio or $2,417,102, measured at fair value. On a cost basis, 77% of the portfolio or $2,448,523 were co-investments.

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

In 2022, we announced our plans to reduce our aviation leasing platform that is operating through Merx. Effective February 21, 2023, as a result of the planned reduction and the pending departure of certain Merx personnel, Merx and Apollo agreed to an Amended Servicing Agreement and to terminate the Research Support Agreement, the Technical Support Agreement and the Fee Offset Agreement in exchange for a termination fee of $7.5 million. Under the Amended Servicing Agreement and the subservicing agreement with an affiliate, as amended, as part of the February 21, 2023 termination payment, Merx will continue to service certain legacy Apollo aircraft investments during its reduction.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

On September 1, 2022, $110,700 of the Merx first lien secured revolver held by the Company was converted into common equity. On September 30, 2023, Merx amended its credit agreement and the commitment of the Merx first lien secured revolver decreased to $100,000. During the year ended December 31, 2025, the Company received aggregate net repayments of approximately $104.5 million from Merx, primarily attributable to insurance recoveries related to three aircraft detained in Russia and proceeds from the sale of substantially all of its aircraft The balance of the Merx revolver as of December 31, 2025 and 2024 was $18,575 and $59,575, respectively.

Sub-Servicing Agreement

On November 2, 2023, MFIC Bethesda CLO 1 LLC entered into a sub-servicing agreement with MidCap Financial Services, LLC (the “Sub-Servicing Agreement”), under which MidCap Financial Services, LLC provides management services to Bethesda CLO 1 Issuer in connection with the issuance of the Bethesda CLO 1 Notes. Under the Sub-Servicing Agreement, MFIC Bethesda CLO 1 LLC will pay MidCap Financial Services, LLC a fee in the amount of $145 on an annual basis, which began accuring on October 23, 2025. The Company paid $100 to Midcap Financial Services, LLC during the year ended December 31, 2025. The Company paid $41 to Midcap Financial Services, LLC during the year ended December 31, 2024.

On February 24, 2025, MFIC Bethesda CLO 2 LLC entered into a sub-servicing agreement with MidCap Financial Services, LLC (the “CLO2 Sub-Servicing Agreement”), under which MidCap Financial Services, LLC provides management services to Bethesda CLO 2 Issuer in connection with the issuance of the Bethesda CLO 2 Notes. Under the Sub-Servicing Agreement, MFIC Bethesda CLO 2 LLC will pay MidCap Financial Services, LLC a fee in the amount of $100 on an annual basis. The Company paid $60 to Midcap Financial Services, LLC during the year ended December 31, 2025.

Note 4. Earnings Per Share

The following table sets forth the computation of earnings (loss) per share (“EPS”), pursuant to ASC 260-10, for the years ended December 31, 2025, 2024 and 2023, respectively.

	Year Ended December 31,
	2025	2024	2023
Basic Earnings Per Share
Net increase (decrease) in net assets resulting from operations	$63,169	$98,819	$118,760
Weighted average shares outstanding	93,257,555	77,957,924	65,330,350
Basic earnings (loss) per share	$0.68	$1.27	$1.82

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 5. Investments

Fair Value Measurement and Disclosures

The following table shows the composition of our investment portfolio as of December 31, 2025, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$3,094,240	$3,002,864	$—	$51,441	$2,951,423
Second Lien Secured Debt	7,796	62	—	—	62
Unsecured Debt	3,346	3,072	—	1,230	1,842
Structured Products and Other	33,421	18,350	—	—	18,350
Preferred Equity	28,653	27,104	—	—	27,104
Common Equity/Interests	188,925	116,060	269	—	115,791
Warrants	389	326	—	—	326
Total Investments	$3,356,770	$3,167,838	$269	$52,671	$3,114,898
Money Market Fund	$383	$383	$383	$—	$—
Total Cash Equivalents	$383	$383	$383	$—	$—
Total Investments after Cash Equivalents	$3,357,153	$3,168,221	$652	$52,671	$3,114,898

The following table shows the composition of our investment and derivative portfolio as of December 31, 2024, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

The following table shows changes in the fair value of our Level 3 investments for the year ended December 31, 2025:

	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Fair value as of December 31, 2024	$2,676,253	$5,764	$117	$26,101	$24,831	$161,648	$136	$2,894,850
Net realized gains (losses)	(18,733)	(2,303)	(2,672)	—	(5,569)	(8,648)	(576)	(38,501)
Net change in unrealized gains (losses)	(51,041)	(2,737)	2,555	(2,530)	(10,311)	38,390	766	(24,908)
Net amortization on investments	6,228	2	—	—	—	—	—	6,230
Purchases, including capitalized PIK (3)	1,042,667	15	1,842	200	15,579	226,786	—	1,287,089
Sales (3)	(703,882)	(679)	—	(5,421)	2,574	(302,385)	—	(1,009,793)
Transfers out of Level 3 (1)	(69)	—	—	—	—	—	—	(69)
Transfers into Level 3 (1)	—	—	—	—	—	—	—	—
Fair value as of December 31, 2025	$2,951,423	$62	$1,842	$18,350	$27,104	$115,791	$326	$3,114,898

Net change in unrealized gains (losses) on Level 3 investments still held as of December 31, 2025	$(63,363)	$(7,719)	$(21)	$(2,530)	$(15,936)	$30,067	$191	$(59,311)

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
(2)
Includes unfunded commitments measured at fair value of $(7,767).
(3)
Includes reorganizations and restructuring of investments.

The following table shows changes in the fair value of our Level 3 investments during the year ended December 31, 2024:

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of December 31, 2025 and 2024. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

The unobservable inputs used in the fair value measurement of our Level 3 investments as of December 31, 2025 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range		Weighted Average (1)
First Lien Secured Debt	$2,706,879	Yield Analysis	Discount Rate	3.6%	43.2%	10.4%
	170,489	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
	66,201	Cost Approach	Cost Approach	N/A	N/A	N/A
	7,854	Market Comparable Technique	Comparable Multiple	4.8x	4.8x	4.8x
Second Lien Secured Debt	62	Yield Analysis	Discount Rate	18.8%	18.8%	18.8%
Unsecured Debt	1,842	Yield Analysis	Discount Rate	58.0%	58.0%	58.0%
	—	Market Comparable Technique	Comparable Multiple	30.6x	30.6x	30.6x
Structured Products and Other	18,350	Yield Analysis	Discount Rate	6.3%	13.6%	9.5%
Preferred Equity	26,455	Market Comparable Technique	Comparable Multiple	2x	16.5x	9.8x
	501	Yield Analysis	Discount Rate	11.0%	11.0%	11.0%
	49	Cost Approach	Cost Approach	N/A	N/A	N/A
	99	Transactional Value	Transactional Value	N/A	N/A	N/A
Common Equity/Interests	84,641	Yield Analysis	Discount Rate	11.0%	13.0%	0.1%
	18,332	Estimated Proceeds	Estimated Proceeds	N/A	N/A	N/A
	12,259	Market Comparable Technique	Comparable Multiple	0.9x	30.6x	10.0x
	1	Transactional Value	Transactional Value	N/A	N/A	N/A
	197	Option Pricing Model	Expected Volatility	25.0%	85.0%	50.0%
	161	Public Marked	Public Marked	N/A	N/A	N/A
	201	Cost Approach	Cost Approach	N/A	N/A	N/A
Warrants	326	Option Pricing Model	Expected Volatility	50.0%	50.0%	50.0%
	—	Market Comparable Technique	Comparable Multiple	5.0x	5.0x	5.0x
Total Level 3 Investments	$3,114,898

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

Investment Transactions

For the years ended December 31, 2025, 2024 and 2023, respectively, purchases of investments on a trade date basis were $1,274,639, $1,613,583 and $417,124. For the years ended December 31, 2025, 2024 and 2023, respectively, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $1,083,688, $928,974 and $504,346.

PIK Income

The Company holds loans and other investments, including certain preferred equity investments, that have contractual PIK income. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. For the years ended December 31, 2025, 2024 and 2023, respectively, PIK income earned was $17,898, $12,151 and $3,006.

The following table shows the change in capitalized PIK balance for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
PIK balance at beginning of period	$36,655	$24,485	$21,533
PIK income capitalized	20,104	14,842	2,971
Adjustments due to investments exited or written off	(1,152)	(2,672)	(19)
PIK balance at end of period	$55,607	$36,655	$24,485

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Dividend Income on CLOs and Structured Finance Products

The Company holds structured finance products and other investments. The CLO equity investments and structured finance products are entitled to recurring distributions which are generally equal to the excess cash flow generated from the underlying investments after payment of the contractual payments to debt holders and fund expenses. The Company records as dividend income the accretable yield from its beneficial interests in structured products such as CLOs based upon a number of cash flow assumptions that are subject to uncertainties and contingencies. For the years ended December 31, 2025, 2024 and 2023 respectively, dividend income from structured products was $836, $726 and $1,010.

Investments on Non-Accrual Status

As of December 31, 2025, 3.9% of total investments at amortized cost, or 2.6% of total investments at fair value, were on non-accrual status. As of December 31, 2024, 2.1% of total investments at amortized cost, or 1.3% of total investments at fair value, were on non-accrual status.

Derivative Instruments

In the normal course of business, the Company enters into derivative financial instruments to achieve certain risk management objectives, including managing its interest rate and foreign currency risk exposures.

At the beginning of the second quarter, the Company held forward currency contracts with notional amounts totaling $9,684. These contracts were settled during the quarter ended June 30, 2025, resulting in a net realized loss of $610 which is included in "Net realized gain (loss) on forward contracts" in the Consolidated Statement of Operations. No derivative contracts were outstanding as of December 31, 2025.

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

As of December 31 2024 and 2023, our investments in Merx Aviation Finance LLC exceeded the threshold in at least one of the tests under Rule 4-08(g).

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Balance Sheet

	December 31,
	2025	2024
Total current assets	$70,314	$88,232
Total non-current assets	87,733	528,251
Total current liabilities	492	190,643
Total non-current liabilities	101,936	397,628
Shareholders' equity (deficit)	55,620	28,212

Income Statement

	Year Ended December 31,
	2025	2024	2023
Net revenue	$125,443	$109,234	$148,460
Net operating income	85,357	61,891	20,045
Earnings (loss) before taxes	109,767	16,722	(28,158)
Net profit (loss)	109,788	14,759	(34,149)

Note 6. Debt and Foreign Currency Transactions and Translations

On April 4, 2018, the Company’s Board, including a “required majority” (as defined in Section 57(o) of the 1940 Act), approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, effective on April 4, 2019, our asset coverage requirement applicable to senior securities was reduced from 200% to 150% (i.e., the revised regulatory leverage limitation permits BDCs to double the amount of borrowings, such that we would be able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us).

The Company’s outstanding debt obligations as of December 31, 2025 were as follows:

	Date Issued/ Amended	Total Aggregate Principal Amount Committed		Principal Amount Outstanding		Fair Value		Final Maturity Date
Senior Secured Facility	10/1/2025	$1,610,000	**	$941,048	*	$941,048	(1)	10/1/2030
MFIC Bethesda CLO I LLC Notes (Class A-1, Class A-2, Class B and Class C)	10/23/2025	456,000		456,000		456,000	(2)	10/23/2037
MFIC Bethesda CLO 2 LLC Notes (Class A-1, Class A-2, Class B and Class C)	2/24/2025	399,000		399,000		396,513	(2)	1/23/2037
2026 Notes	7/16/2021	125,000		125,000		123,451	(2)	7/16/2026
2028 Notes	12/13/2023	80,000		80,000		80,416	(3)	12/15/2028
Total Debt Obligations		$2,670,000		$2,001,048		$1,997,428
Deferred Financing Costs and Debt Discount				(5,838)
Total Debt Obligations, net of Deferred Financing Cost and Debt Discount				$1,995,210

____________________

* Includes foreign currency debt obligations as outlined in Foreign Currency Transactions and Translations within this note to the consolidated financial statements.

** Between January 1, 2025 and October 1, 2025, total lender commitments were $1,660,000. As of December 31, 2025, total lender commitments were $1,610,000.

(1)
The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of December 31, 2025. The valuation is based on a yield analysis and discount rate commensurate with the market yields for similar types of debt.
(2)
The fair value of these debt obligations would be categorized as Level 2 under ASC 820 as of December 31, 2025. The valuation is based on broker quoted prices.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(3)
The fair value of these debt obligations would be categorized as Level 1 under ASC 820 as of December 31, 2025. The valuation is arrived using the closing price on exchange as on the relevant date.

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Senior Secured Facility

On October 1, 2025 (the "Amendment and Restatement Date"), the Company amended and restated its senior secured, multi-currency, revolving credit facility (the “Senior Secured Facility”), previously amended and restated as of October 17, 2024, April 19, 2023, December 22, 2020 and November 19, 2018. The amended and restated agreement extended the final maturity date through October 1, 2030. Lender commitments under the Senior Secured Facility decreased from $1,660,000 to $1,610,000. The Senior Secured Facility includes an “accordion” feature that allows the Company to increase the size of the Senior Secured Facility to $2,415,000. The Senior Secured Facility is guaranteed by certain subsidiaries of the Company in existence as of the Amendment and Restatement Date, and will be guaranteed by certain subsidiaries of the Company that are formed or acquired by the Company thereafter (each a “Guarantor” and collectively, the “Guarantors”). The Senior Secured Facility is secured by substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions.

Commencing October 1, 2029, the Company is required to repay, the outstanding amount under the Senior Secured Facility as of October 1, 2029 out of the proceeds of certain asset sales and other recovery events and equity and debt issuances. The stated interest rates on outstanding borrowings under the Senior Secured Facility depend on the type of borrowing and the “gross borrowing base” at the time. USD borrowings accrue at (a) either Term SOFR plus 1.75% per annum or Term SOFR plus 1.875% per annum, or (b) either Alternative Base Rate plus 0.65% per annum or Alternative Base Rate plus 0.775% per annum.The Company is required to pay a commitment fee of 0.325% per annum on any unused portion of the Senior Secured Facility and fronting fees (which fronting fee is exclusive of the applicable margin) of 0.25% per annum on the letters of credit issued.

The Senior Secured Facility contains affirmative and restrictive covenants, events of default and other customary provisions for similar debt facilities, including (subject to the exceptions set forth in the Senior Secured Facility): (a) periodic financial reporting requirements, (b) maintaining minimum stockholders’ equity of $1,000,000 plus 25% of the net proceeds from the sale of equity interests in the Company after April 1, 2025, (c) maintaining a ratio of total assets, less total liabilities (and indebtedness not represented by “senior securities”) to total “senior securities” representing indebtedness, in each case of the Company and its consolidated subsidiaries, of not less than 1.5:1.0, (d) limitations on the incurrence of additional indebtedness, (e) limitations on liens, (f) limitations on investments (other than, among other exceptions, as permitted under the 1940 Act, as amended, and the Company's investment policies), (g) limitations on mergers and disposition of assets (other than, among other exceptions, in the normal course of the Company’s business activities), (h) limitations on the creation or existence of agreements that permit liens on properties of the Company’s consolidated subsidiaries and (i) limitations on the repurchase or redemption of certain unsecured debt and debt securities. In addition to the asset coverage ratio described in clause (c) of the preceding sentence, borrowings under the Senior Secured Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in the Company’s portfolio. The advance rate applicable to any specific type of asset in the Company’s portfolio will also depend on the relevant asset coverage ratio as of the date of determination. Borrowings under the Senior Secured Facility will also continue to be subject to the leverage restrictions contained in the 1940 Act.

The Senior Secured Facility also provides for the issuance of letters of credit up to an aggregate amount of $150,000. As of December 31, 2025 and 2024, the Company had $— and $7,828, respectively, in standby letters of credit issued through the Senior Secured Facility. The amount available for borrowing under the Senior Secured Facility is reduced by any standby letters of credit issued through the Senior Secured Facility. Under GAAP, these letters of credit are considered commitments because no funding has been made and as such are not considered a liability. These letters of credit are not senior securities because they are not in the form of a typical financial guarantee and the portfolio companies are obligated to refund any drawn amounts. The available remaining commitments under the Senior Secured Facility were $668,952 and $682,024 as of December 31, 2025 and 2024, respectively. Terms used in this disclosure have the meanings set forth in the Senior Secured Facility agreement.

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

The notes offered by Bethesda CLO 1 Issuer in connection with the CLO transaction consist of $232,000 of AAA(sf) Class A-1 Senior Secured Floating Rate due 2035, which bear interest at three-month SOFR plus 2.40%, $16,000 of AAA(sf) Class A-2 Senior Secured Floating Rate due 2035, which bear interest at three-month SOFR plus 2.90% (collectively, the "CLO 1 Secured Notes"), and $154,360 of Subordinated Notes due in 2123 (the "CLO 1 Subordinated Notes"), which do not bear interest. The Company, through a newly formed wholly owned subsidiary of the Company (the “Bethesda CLO 1 Depositor”), has retained 100% of the Class A-2 Notes and the Subordinated Notes issued in the Bethesda CLO 1, which are eliminated in consolidation.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

On October 23, 2025, the Company upsized, extended the maturity, and reduced the pricing on Bethesda CLO 1 (the "Bethesda CLO 1 Upsize"). The size of Bethesda CLO 1 increased from $402,360 to $646,360. The notes offered in Bethesda CLO 1 (collectively, the “Bethesda CLO 1 Upsize Notes”) were issued by Bethesda CLO 1 Issuer, and are primarily secured by a diversified portfolio of middle market loans and participation interests therein. The notes offered by Bethesda CLO 1 Issuer in connection with Bethesda CLO 1 Upsize consisted of $348,000 of AAA(sf) Class A-1-R Senior Secured Floating Rate Notes due 2037, which bear interest at the three-month SOFR plus 1.49%, $24,000 of AAA(sf) Class A-2-R Senior Secured Floating Rate Notes due 2037, which bear interest at the three-month SOFR plus 1.65%, $36,000 of AA(sf) Class B-R Senior Secured Floating Rate Notes due 2037, which bear interest at the three-month SOFR plus 1.85%, $48,000 of A(sf) Class C-R Secured Deferrable Floating Rate Notes due 2037, which bear interest at the three-month SOFR plus 2.30%, $36,000 of BBB-(sf) Class D-R Secured Deferrable Floating Rate Notes due 2037, which bear interest at the three-month SOFR plus 3.30% (collectively, the "CLO 1 Upsize Secured Notes"). The Company, through Bethesda CLO 1 Depositor retained the $154,360 of Subordinated Notes due in 2123, which do not bear interest. The Company, through Bethesda CLO 1 Depositor acquired 100% of the Class D Notes issued in Bethesda CLO 1 upsize. The Subordinated Notes and Class D Notes are both eliminated in consolidation.

The Bethesda CLO 1 Upsize Notes are scheduled to mature on October 23, 2037; however, the Bethesda CLO 1 Upsize Notes may be redeemed by the Bethesda CLO 1 Issuer, at the direction of CLO Retention Holder on any business day after October 23, 2027. In connection with the sale and contribution, the Company has made customary representations, warranties and covenants to the Issuer. The CLO 1 Upsize Secured Notes are the secured obligation of the Bethesda CLO 1 Issuer, the CLO 1 Upsize Subordinated Notes are the unsecured obligation of the Bethesda CLO 1 Issuer, and the indenture governing the Bethesda CLO 1 Upsize Notes include customary covenants and events of default.

The Bethesda CLO 1 Upsize Notes are not, and will not be, registered under the Securities Act, or any state securities or “blue sky” laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from registration. The Company serves as collateral manager to the Bethesda CLO 1 Issuer under a collateral management agreement and has agreed to irrevocably waive all collateral management fees payable pursuant to the collateral management agreement.

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the years ended December 31, 2025, 2024 and 2023, respectively,

	Year Ended December 31,
	2025	2024	2023
Average debt outstanding	$1,909,513	$1,567,909	$1,453,682
Maximum amount of debt outstanding (2)	2,372,844	1,791,303	1,826,411

Weighted average annualized interest cost (1)	6.29%	6.90%	6.70%
Annualized amortized debt issuance cost	0.36%	0.44%	0.40%
Total annualized interest cost	6.65%	7.35%	7.10%

____________________

(1)
Includes the stated interest expense and commitment fees on the unused portion of the Senior Secured Facility. Commitment fees for the years ended December 31, 2025, 2024 and 2023, were $2,154, $3,503 and $2,767 respectively.
(2)
The maximum amount of debt outstanding during the year ended December 31, 2025 is inclusive of $456 million of Class A1, Class A2, Class B, and Class C Notes of MFIC Bethesda CLO 1 that were sold on October 23, 2025 to upsize, extend the maturity & reduce the pricing. The Company used the proceeds received to repay borrowings under its Senior Secured Facility on October 24, 2025, the day following the closing of MFIC Bethesda CLO 1 Upsize.

Foreign Currency Transactions and Translations

The Company had the following foreign-denominated debt outstanding on the Senior Secured Facility as of December 31, 2025:

	Original Principal Amount (Local)		Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
British Pound		£28,200	$35,143	$38,000	$(2,857)	1/30/2026
European Euro		€6,000	6,646	7,048	(402)	1/31/2026
Canadian Dollar	C$	14,000	10,176	10,201	(25)	1/31/2026
Total			$51,965	$55,249	$(3,284)

The Company had the following foreign-denominated debt outstanding on the Senior Secured Facility as of December 31, 2024:

	Original Principal Amount (Local)		Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
British Pound		£17,700	$22,058	$22,153	$(95)	1/31/2025
European Euro		€2,700	2,991	2,796	195	1/31/2025
Canadian Dollar	C$	12,800	9,304	8,899	405	1/31/2025
Total			$34,353	$33,848	$505

As of December 31, 2025 and 2024, the Company was in compliance with all debt covenants for all outstanding debt obligations.

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

The Company adopted the following plans, approved by the Board, for the purpose of repurchasing its common stock in accordance with applicable rules specified in the Securities Exchange Act of 1934 (the “1934 Act”) (the “Repurchase Plans”):

Date of Agreement/Amendment	Maximum Cost of Shares That May Be Repurchased	Cost of Shares Repurchased	Remaining Cost of Shares That May Be Repurchased
August 5, 2015	$50,000	$50,000	$—
December 14, 2015	50,000	50,000	—
September 14, 2016	50,000	50,000	—
October 30, 2018	50,000	50,000	—
February 6, 2019	50,000	50,000	—
February 3, 2022	25,000	17,075	7,925
Total as of December 31, 2025	$275,000	$267,075	$7,925

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

During the year ended December 31, 2025, the Company repurchased 1,568,409 shares at a weighted average price per share of $12.09, inclusive of commissions, for a total cost of $18,969. This represents a discount of approximately 17.72% of the average net asset value per share for the year ended December 31, 2025.

During the year ended December 31, 2024, the Company did not repurchase any shares.

Since the inception of the Repurchase Plans through December 31, 2025, the Company repurchased 17,161,529 shares at a weighted average price per share of $15.56, inclusive of commissions, for a total cost of $267,075. Including fractional shares, the Company has repurchased 17,161,559 shares at a weighted average price per share of $15.56, inclusive of commissions for a total cost of $267,076.

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

On July 22, 2024, the Company completed the Mergers with AFT and AIF. In connection with the Mergers, the Company issued an aggregate of 28,527,003 shares of the Company's common stock valued at approximately $440,140. For more information, please see Note 12 “Mergers with AFT and AIF” to our consolidated financial statements included in this report.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

On August 13, 2024, the Company entered into (i) an equity distribution agreement by and among the Company, the Investment Adviser, the Administrator and Truist Securities, Inc. (“Truist”) and (ii) an equity distribution agreement by and among the Company, the Investment Adviser, the Administrator and Jefferies LLC (“Jefferies,” and together with Truist, the “Sales Agents”). The equity distribution agreements with the Sales Agents described in the preceding sentence are collectively referred to herein as the “Equity Distribution Agreements.” The Equity Distribution Agreements provided that the Company may from time to time issue and sell shares of its common stock, par value $0.001 per share (“Shares”), having an aggregate offering price of up to $200,000, through the Sales Agents, or to them as principal for their own respective accounts. Sales of the shares, if any, may be made in transactions that are deemed to be an “at the market” (“ATM”) offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, including without limitation sales made directly on or through the NASDAQ Global Select Market, sales made to or through market makers and sales made through any other existing trading market or electronic communications network, and by any other method permitted by law, including but not limited to privately negotiated transactions, which may include block trades, as the Company and the Sales Agents may agree. The Sales Agents will receive a commission from the Company up to 1.5% of the gross sales price of any Shares sold through the Sales Agents under the Equity Distribution Agreements. The Company may from time to time issue and sell shares of its common stock through public or ATM offerings. As of December 31, 2025, there were no shares issued through ATM offerings.

Note 8. Commitments and Contingencies

The Company has various commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of December 31, 2025 and 2024, the Company had the following unfunded commitments to its portfolio companies:

	December 31, 2025	December 31, 2024
Unfunded revolver obligations and bridge loan commitments (1)	$210,900	$233,293
Standby letters of credit issued and outstanding (2)	7,036	11,381
Unfunded delayed draw loan commitments (including commitments with performance thresholds not met) (3)	214,452	240,984
Total Unfunded Commitments (4)	$432,388	$485,658

____________________

(1)
The unfunded revolver obligations may or may not be funded to the borrowing party in the future. The amounts relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of December 31, 2025 and 2024, subject to the terms of each loan’s respective credit agreements which includes borrowing covenants that need to be met prior to funding. As of December 31, 2025 and 2024, the bridge loan commitments included in the balances were $0 and $0, respectively.
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
(4)
The Company also had an unfunded revolver commitment to its fully controlled affiliate Merx Aviation Finance, LLC of $81,425 and $40,425 as of December 31, 2025 and 2024, respectively. Given the Company’s controlling interest, the timing and the amount of the funding has not been determined.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 9. Income Taxes

For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The final determination of the tax character of distributions will not be made until we file our tax return for each tax year and the tax characteristics of all distributions will be reported to stockholders on Form 1099 after the end of each calendar year. The tax character of distributions paid to stockholders during the tax periods ended December 31, 2025, 2024 and 2023 were as follows:

	Year Ended December 31,
	2025	2024	2023
Ordinary income	$141,585	$139,623	$99,259
Capital gains	—	—	—
Return of capital	—	—	—
Total distributions paid to stockholders	$141,585	$139,623	$99,259

Taxable income generally differs from net increase in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.

The following table reconciles the net increase in net assets resulting from operations to taxable income for the tax years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Net increase (decrease) in net assets resulting from operations	$63,169	$98,819	118,760
Adjustments:
Net realized losses (gains)	50,126	77,020	(200)
Net change in unrealized losses (gains)	28,700	(42,543)	(2,561)
Income not currently taxable	—	—	—
Income (loss) recognized for tax but not book	9,312	(1,521)	26,064
Expenses not currently deductible	42	—	—
Expenses incurred for tax but not book	—	—	—
Realized gain/loss differences (1)	(8,214)	(8,505)	(7,084)
Taxable income before deductions for distributions	$143,135	$123,270	$134,979

(1)
These pertain to book income/losses treated as capital gains/losses for tax purposes or book realized gains/losses treated as ordinary income/losses for tax purposes.

The following table shows the components of accumulated losses on a tax basis for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Undistributed ordinary income	$65,270	55,472	59,879
Capital loss carryforward	(925,057)	(1,116,382)	(920,914)
Other temporary book-to-tax differences	—	—	—
Unrealized appreciation (depreciation)	(485,935)	(192,628)	(237,438)
Total accumulated under-distributed (over-distributed) earnings	$(1,345,722)	$(1,253,538)	$(1,098,473)

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

As of December 31, 2025, the Company had a post-enactment short-term capital loss carryforward of $228,077 and long-term capital loss carryforward of $696,980. As of December 31, 2024, the Company had a post-enactment short-term capital loss carryforward of $226,198 and long-term capital loss carryforward of $890,185. As of December 31, 2023, the Company had a post-enactment short-term capital loss carryforward of $221,933 and long-term capital loss carryforward of $698,980.

As of December 31, 2025, the Company had no pre-enactment net capital loss carryforward. None of the pre-enactment net capital loss carryforwards were utilized in the past three years and none of the pre-enactment net capital loss carryforwards expired on December 31, 2025.

For tax purposes, the Company may elect to defer any portion of a post-October capital loss or late-year ordinary loss to the first day of the following fiscal year.

As of December 31, 2025, the Company deferred no late-year ordinary losses which are deemed to arise on January 1, 2025. As of December 31, 2024, the Company deferred no late-year ordinary losses which are deemed to arise on January 1, 2024. As of December 31, 2023, the Company deferred no late-year ordinary losses which are deemed to arise on January 1, 2023.

As of December 31, 2025, the Company deferred no post-October capital loss deemed to arise on January 1, 2026. As of December 31, 2024, the Company deferred no post-October capital loss deemed to arise on January 1, 2025. As of December 31, 2023, the Company deferred no post-October capital loss deemed to arise on January 1, 2024.

Management has analyzed the Company’s tax positions taken, or to be taken, on federal income tax returns for all open tax years, and has concluded that no provision for income tax is required in the Company’s consolidated financial statements. The Company’s federal tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed.

In general, we may make certain reclassifications to the components of net assets as a result of permanent book-to-tax differences and book-to-tax differences relating to stockholder distributions. Accordingly, as of December 31, 2025, we adjusted accumulated net realized loss by $249,000 to $(870,079) and overdistributed net investment income by $(262,764) to $(276,687). Total earnings and net asset value were not affected. As of December 31, 2024, we adjusted accumulated net realized loss by $(129,898) to $(1,072,360) and overdistributed net investment income by ($15,634) to ($14,330). Total earnings and net asset value were not affected.

To the extent that the Company determines that its estimated current year annual taxable income will exceed its estimated current year dividends from such taxable income, the Company accrues excise tax on estimated excess taxable income. The excise tax is included in other general and administrative expenses. For the years ended December 31, 2025 and 2024, $- and $- was recorded for U.S. federal excise tax respectively.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Note 10. Financial Highlights

The following is a schedule of financial highlights as of and for the years ended December 31, 2025, 2024, 2023, the nine months ended December 31, 2022 and the year ended March 31, 2022:

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,	Nine Months Ended December 31,	Year Ended March 31,
	2025	2024	2023	2022	2022
Per Share Data*
Net asset value at beginning of period	$14.98	$15.41	$15.10	15.79	$15.88
Net investment income (1)	1.52	1.71	1.78	1.15	1.49
Net realized and change in unrealized gains (losses) (1)	(0.84)	(0.44)	0.04	(0.79)	(0.21)
Net increase in net assets resulting from operations	0.68	1.27	1.82	0.36	1.28
Distribution of net investment income (2)	(1.52)	(1.72)	(1.52)	(1.05)	(1.44)
Distribution of return of capital (2)	—	—	—	—	—
Accretion due to share repurchases	0.05	—	0.01	0.01	0.07
Net asset value at end of period	$14.18	$14.98	$15.41	15.10	$15.79

Per share market value at end of period	$11.44	$13.49	$13.68	11.40	$13.22
Total return (3)	(4.27)%	11.09%	34.90%	(5.42)%	7.19%
Shares outstanding at end of period	92,211,869	93,780,278	65,253,275	65,451,359	63,647,240
Weighted average shares outstanding	93,257,555	77,957,924	65,330,350	64,585,966	64,516,533

Ratio/Supplemental Data
Net assets at end of period (in millions)	$1,307.3	$1,404.6	$1,005.3	988.1	$1,004.8
Annualized ratio of operating expenses to average net assets (4)(5)	3.78%	4.54%	5.76%	5.67%	6.04%
Annualized ratio of interest and other debt expenses to average net assets (5)	9.28%	9.89%	10.37%	7.83%	5.34%
Annualized ratio of total expenses to average net assets (4)(5)	13.06%	14.44%	16.13%	13.50%	11.38%
Annualized ratio of net investment income to average net assets (5)	10.37%	11.42%	11.66%	9.87%	9.32%
Average debt outstanding (in millions)	$1,909.5	$1,567.9	$1,453.7	1,546.0	$1,545.2
Average debt per share	$20.48	$20.11	$22.25	23.94	$23.95
Annualized portfolio turnover rate (5)(7)	34.12%	35.20%	17.53%	26.70%	42.41%
Asset coverage per unit (6)	$1,653	$1,799	$1,684	1,648	$1,635

*Totals may not foot due to rounding.

(1)
Financial highlights are based on the weighted average number of shares outstanding for the period presented.
(2)
The tax character of distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. Although the tax character of distributions paid to stockholders through December 31, 2025 may include return of capital, the exact amount cannot be determined at this point. Per share amounts are based on actual rate per share.
(3)
Total return is based on the change in market price per share during the respective periods. Total return also takes into account distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(4)
The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets are shown inclusive of all voluntary management and incentive fee waivers (See Note 3 to the consolidated financial statements). For the year ended December 31, 2025, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 3.88% and 13.17%, respectively, without the voluntary fee waivers. For the year ended December 31, 2024, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 4.57% and 14.50%, respectively, without the voluntary fee waivers. For the year ended December 31, 2023, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 5.82% and 16.29%, respectively, without the voluntary fee waivers. For the nine months ended December 31, 2022, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 5.73% and 13.63%, respectively, without the voluntary fee waivers. For the year ended March 31, 2022, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 6.10% and 11.44%, respectively, without the voluntary fee waivers.
(5)
Annualized for the nine months ended December 31, 2022.
(6)
The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the asset coverage per unit. As of December 31, 2025 and December 31, 2024, the Company's asset coverage was 165% and 180%, respectively.

Note 11. Senior Securities Table

Information about our senior securities (including debt securities and other indebtedness) is shown in the following table as of the years ended December 31, 2025, 2024, 2023, the nine months ended December 31, 2022, and the years ended March 31, 2022, 2021, 2020, 2019, 2018, and 2017. The report of our current independent registered public accounting firm on the senior securities table is included elsewhere in this Annual Report. The “ — ” indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Estimated Market Value Per Unit (4)
Senior Secured Facility
Fiscal Year Ended December 31, 2025	$941,048	$1,653	$—	N/A(5)
Fiscal Year Ended December 31, 2024	970,148	1,799	—	N/A(5)
Fiscal Year Ended December 31, 2023	682,977	1,684	—	N/A(5)
Fiscal Year Ended December 31, 2022(10)	1,012,503	1,648	—	N/A(5)
Fiscal Year Ended March 31, 2022(10)	1,080,468	1,635	—	N/A(5)
Fiscal Year Ended March 31, 2021	1,119,186	1,705	—	N/A(5)
Fiscal Year Ended March 31, 2020	1,449,402	1,567	—	N/A(5)
Fiscal Year Ended March 31, 2019	638,888	2,153	—	N/A(5)
Fiscal Year Ended March 31, 2018	285,216	2,770	—	N/A(5)
Fiscal Year Ended March 31, 2017	200,923	2,709	—	N/A(5)
Bethesda CLO 1
Fiscal Year Ended December 31, 2025	$—	$—	$—	—
Fiscal Year Ended December 31, 2024	232,000	1,799	—	N/A
Fiscal Year Ended December 31, 2023	232,000	1,684	—	N/A
Fiscal Year Ended December 31, 2022(10)	—	—	—	—
Fiscal Year Ended March 31, 2022(10)	—	—	—	—

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Estimated Market Value Per Unit (4)
Fiscal Year Ended March 31, 2021	—	—	—	—
Fiscal Year Ended March 31, 2020	—	—	—	—
Fiscal Year Ended March 31, 2019	—	—	—	—
Fiscal Year Ended March 31, 2018	—	—	—	—
Fiscal Year Ended March 31, 2017	—	—	—	—
Bethesda CLO 1 R
Fiscal Year Ended December 31, 2025	$456,000	$1,653	$—	N/A
Fiscal Year Ended December 31, 2024	—	—	—	—
Fiscal Year Ended December 31, 2023	—	—	—	—
Fiscal Year Ended December 31, 2022(10)	—	—	—	—
Fiscal Year Ended March 31, 2022(10)	—	—	—	—
Fiscal Year Ended March 31, 2021	—	—	—	—
Fiscal Year Ended March 31, 2020	—	—	—	—
Fiscal Year Ended March 31, 2019	—	—	—	—
Fiscal Year Ended March 31, 2018	—	—	—	—
Fiscal Year Ended March 31, 2017	—	—	—	—
Bethesda CLO 2
Fiscal Year Ended December 31, 2025	$399,000	$1,653	$—	N/A
Fiscal Year Ended December 31, 2024	—	—	—	—
Fiscal Year Ended December 31, 2023	—	—	—	—
Fiscal Year Ended December 31, 2022(10)	—	—	—	—
Fiscal Year Ended March 31, 2022(10)	—	—	—	—
Fiscal Year Ended March 31, 2021	—	—	—	—
Fiscal Year Ended March 31, 2020	—	—	—	—
Fiscal Year Ended March 31, 2019	—	—	—	—
Fiscal Year Ended March 31, 2018	—	—	—	—
Fiscal Year Ended March 31, 2017	—	—	—	—
Senior Secured Notes
Fiscal Year Ended December 31, 2025	$—	$—	$—	—
Fiscal Year Ended December 31, 2024	—	—	—	—
Fiscal Year Ended December 31, 2023	—	—	—	—
Fiscal Year Ended December 31, 2022(10)	—	—	—	—
Fiscal Year Ended March 31, 2022(10)	—	—	—	—
Fiscal Year Ended March 31, 2021	—	—	—	—
Fiscal Year Ended March 31, 2020	—	—	—	—
Fiscal Year Ended March 31, 2019	-	-	—	—(6)
Fiscal Year Ended March 31, 2018	16,000	2,770	—	N/A(6)
Fiscal Year Ended March 31, 2017	16,000	2,709	—	N/A(6)
2042 Notes

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Estimated Market Value Per Unit (4)
Fiscal Year Ended December 31, 2025	$—	$—	$—	—
Fiscal Year Ended December 31, 2024	—	—	—	—
Fiscal Year Ended December 31, 2023	—	—	—	—
Fiscal Year Ended December 31, 2022(10)	—	—	—	—
Fiscal Year Ended March 31, 2022(10)	—	—	—	—
Fiscal Year Ended March 31, 2021	—	—	—	—
Fiscal Year Ended March 31, 2020	—	—	—	—
Fiscal Year Ended March 31, 2019	—	—	—	-
Fiscal Year Ended March 31, 2018	—	—	—	—(7)
Fiscal Year Ended March 31, 2017	150,000	2,709	—	101.44
2043 Notes
Fiscal Year Ended December 31, 2025	$—	$—	$—	—
Fiscal Year Ended December 31, 2024	—	—	—	—
Fiscal Year Ended December 31, 2023	—	—	—	—
Fiscal Year Ended December 31, 2022(10)	—	—	—	—
Fiscal Year Ended March 31, 2022(10)	—	—	—	—
Fiscal Year Ended March 31, 2021	—	—	—	—
Fiscal Year Ended March 31, 2020	—	—	—	—(9)
Fiscal Year Ended March 31, 2019	150,000	2,153	—	101.36
Fiscal Year Ended March 31, 2018	150,000	2,770	—	104.12
Fiscal Year Ended March 31, 2017	150,000	2,709	—	101.16
2025 Notes
Fiscal Year Ended December 31, 2025	$—	$—	$—	—
Fiscal Year Ended December 31, 2024	350,000	1,799	—	N/A
Fiscal Year Ended December 31, 2023	350,000	1,684	—	N/A
Fiscal Year Ended December 31, 2022(10)	350,000	1,648	—	N/A
Fiscal Year Ended March 31, 2022(10)	350,000	1,635	—	N/A
Fiscal Year Ended March 31, 2021	350,000	1,705	—	N/A
Fiscal Year Ended March 31, 2020	350,000	1,567	—	N/A
Fiscal Year Ended March 31, 2019	350,000	2,153	—	N/A
Fiscal Year Ended March 31, 2018	350,000	2,770	—	N/A
Fiscal Year Ended March 31, 2017	350,000	2,709	—	N/A
2026 Notes
Fiscal Year Ended December 31, 2025	$125,000	$1,653	$—	N/A
Fiscal Year Ended December 31, 2024	125,000	1,799	—	N/A
Fiscal Year Ended December 31, 2023	125,000	1,684	—	N/A

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Estimated Market Value Per Unit (4)
Fiscal Year Ended December 31, 2022(10)	125,000	1,648	—	N/A
Fiscal Year Ended March 31, 2022(10)	125,000	1,635	—	N/A
Fiscal Year Ended March 31, 2021	—	—	—	—
Fiscal Year Ended March 31, 2020	—	—	—	—
Fiscal Year Ended March 31, 2019	—	—	—	—
Fiscal Year Ended March 31, 2018	—	—	—	—
Fiscal Year Ended March 31, 2017	—	—	—	—
2028 Notes
Fiscal Year Ended December 31, 2025	$80,000	$1,653	$—	101.84
Fiscal Year Ended December 31, 2024	80,000	1,799	—	101.84
Fiscal Year Ended December 31, 2023	80,000	1,684	—	102
Fiscal Year Ended December 31, 2022(10)	—	—	—	—
Fiscal Year Ended March 31, 2022(10)	—	—	—	—
Fiscal Year Ended March 31, 2021	—	—	—	—
Fiscal Year Ended March 31, 2020	—	—	—	—
Fiscal Year Ended March 31, 2019	—	—	—	—
Fiscal Year Ended March 31, 2018	—	—	—	—
Fiscal Year Ended March 31, 2017	—	—	—	—
Total Debt Securities
Fiscal Year Ended December 31, 2025	$2,001,048	$1,653	$—	N/A
Fiscal Year Ended December 31, 2024	1,757,148	1,799	—	N/A
Fiscal Year Ended December 31, 2023	1,469,977	1,684	—	N/A
Fiscal Year Ended December 31, 2022(10)	1,487,503	1,648	—	N/A
Fiscal Year Ended March 31, 2022(10)	1,555,468	1,635	—	N/A
Fiscal Year Ended March 31, 2021	1,469,186	1,705	—	N/A
Fiscal Year Ended March 31, 2020	1,799,402	1,567	—	N/A
Fiscal Year Ended March 31, 2019	1,138,888	2,153	—	N/A
Fiscal Year Ended March 31, 2018	801,216	2,770	—	N/A
Fiscal Year Ended March 31, 2017	866,923	2,709	—	N/A

(1)
Total amount of each class of senior securities outstanding at the end of the period presented.
(2)
The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the Asset Coverage Per Unit. As of December 31, 2025 and 2024, the Company's asset coverage was 165% and 180%, respectively.
(3)
The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)
Not applicable, except for with respect to the 2028 Notes, 2042 Notes, and the 2043 Notes, as other senior securities do not have sufficient trading for an average market value per unit to be determined. The average market value per unit for each of the 2028 Notes, 2042 Notes, the 2043 Notes,

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

and the Convertible Notes is based on the closing daily prices of such notes and is expressed per $100 of indebtedness (including for the 2028 Notes, 2042 Notes and the 2043 Notes, which were issued in $25 increments).
(5)
Included in this amount is foreign currency debt obligations as outlined in Note 6 to the consolidated financial statements, which are incorporated into this Annual Report.
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

Dividend

On February 25, 2026, the Company’s Board declared a base distribution of $0.31 per share, payable on March 26, 2026, to stockholders of record as of March 10, 2026. There can be no assurances that the Board will continue to declare a base distribution of $0.31 per share.

Stock Repurchase Program

On February 25, 2026, the Company’s Board approved a new stock repurchase plan (the “Repurchase Plan”) to acquire up to $100 million of the Company’s common stock. The new Repurchase Plan is in addition to the Company's existing share repurchase authorization, of which approximately $7,925 of repurchase capacity remains. Accordingly, the Company now has approximately $107,925 available for stock repurchases under its repurchase program. Pursuant to this authorization, the Company has adopted a 10b5-1 plan (the “10b5-1 Plan”). The 10b5-1 Plan provides that purchases will be conducted on the open market in accordance with Rule 10b5-1 and 10b-18 under the Exchange Act and will otherwise be subject to applicable law, which may prohibit purchases under certain circumstances. The amount of purchases made under the 10b5-1 Plan or otherwise and how much will be purchased at any time is uncertain, dependent on prevailing market prices and trading volumes, all of which the Company cannot predict.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2025 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Changes in Internal Control Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2026 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2025, and is incorporated herein by reference.

Item 11. Executive Compensation

Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2026 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2025, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2026 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2025, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2026 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2025, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2026 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2025, and is incorporated herein by reference.

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

3.1	Articles of Amendment and Restatement (7)
3.2	Sixth Amended and Restated Bylaws (8)
4.1	Form of Stock Certificate (5)
4.2	In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the Registrant have been omitted but will be furnished to the SEC upon request.
4.3	Indenture, dated as of October 9, 2012, between the Registrant and U.S. Bank National Association, as Trustee (9)
4.4	Fifth Supplemental Indenture, dated July 16, 2021, relating to the 4.500% Notes due 2026, between the Registrant and U.S. Bank National Association, as Trustee (11)
4.5	Form of 4.500% Notes due 2026 (contained in the Fifth Supplemental Indenture filed as Exhibit 4.6 hereto) (11)
4.6	Sixth Supplemental Indenture, dated December 13, 2023, relating to the 8.00% Notes due 2028, between the Registrant and U.S. Bank Trust Company, National Association, as Trustee (12)
4.7	Form of 8.00% Notes due 2028 (contained in the Sixth Supplemental Indenture filed as Exhibit 4.8 hereto) (12)
4.8	Description of the Registrant’s Registered Securities (13)
4.9	Indenture, dated as of November 2, 2023, by and between MFIC Bethesda CLO 1 LLC, as issuer and Deutsche Bank National Trust Company, as trustee (23)
4.10	First Supplemental Indenture, dated as of October 23, 2025, by and between MFIC Bethesda CLO 1 LLC, as issuer, and Deutsche Bank National Trust Company, as trustee (27)
4.11	Indenture, dated as of February 24, 2025, by and between MFIC Bethesda CLO 2 LLC, as Issuer and Deutsche Bank National Trust Company, as Trustee (28)
10.1	Fourth Amended and Restated Investment Advisory Management Agreement between the Registrant and Apollo Investment Management, L.P. (14)
10.2	Second Amended and Restated Administration Agreement between the Registrant and Apollo Investment Administration, LLC (15)
10.3	Dividend Reinvestment Plan (16)
10.4	Custodian Agreement (17)
10.5	Amended and Restated Trademark License Agreement between the Registrant and Apollo Management Holdings, L.P., dated as of May 14, 2012 (18)
10.6	Form of Transfer Agency and Service Agreement (19)
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

10.11	Collateral Management Agreement, dated as of November 2, 2023, by and between MFIC Bethesda CLO 1 LLC, as issuer, and the Registrant, as collateral manager (25)
10.12	Master Loan Sale Agreement, dated as of November 2, 2023, by and among the Registrant, as transferor, MFIC Bethesda CLO 1 Depositor LLC, as retention holder and MFIC Bethesda CLO 1 LLC, as issuer (26)
10.13

Form of Equity Distribution Agreement, dated as of August 13, 2024, by and among the Registrant, Apollo Investment Management, L.P., Apollo Investment Administration, LLC and the Sales Agent party thereto (3)

10.14

Amended and Restated Senior Secured Revolving Credit Agreement, dated as of October 17, 2024, by and among the Registrant, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (4)

10.15

Purchase and Placement Agency Agreement, dated as of February 24, 2025, by and among MFIC Bethesda CLO 2 LLC, as Issuer, Deutsche Bank Securities Inc., as Initial Purchaser and Apollo Global Securities Inc., as Placement Agent (29)

10.16	Collateral Management Agreement, dated as of February 24, 2025, by and between MFIC Bethesda CLO 2 LLC, as Issuer, and the Registrant, as Collateral Manager (30)
10.17

Master Loan Sale Agreement, dated as of February 24, 2025, by and among the Registrant, as Transferor, MFIC Bethesda CLO 2 Depositor LLC, as Retention Holder and MFIC Bethesda CLO 2 LLC, as Issuer (31)

10.18

Third Amended and Restated Senior Secured Revolving Credit Agreement, dated as of October 1, 2025, by and among the Registrant, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (32)

10.19

Refinancing Placement Agreement, dated as of October 23, 2025, by and among MFIC Bethesda CLO 1 LLC, as issuer, SMBC Nikko Securities America, Inc., as a placement agent and Apollo Global Securities LLC, as a placement agent (33)

11.1	Computation of Per Share Earnings (included in the notes to the financial statements contained in this annual report)
12.1	Computation of Ratios (included in the notes to the financial statements contained in this annual report)
14.1	Amended and Restated Code of Ethics (34)
19.1	Insider Trading Policy (10)
21.1	Subsidiaries of the Registrant (included in the notes to the financial statements contained in this annual report)
23.1	Consent of Independent Registered Public Accounting Firm*
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
97.1	Clawback Policy (6)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document*
101.SHC	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)*

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
(8)
Incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K, filed on August 12, 2022.
(9)
Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on October 9, 2012.
(10)
Incorporated by reference to Exhibit 19.1 to the Registrant's Annual Report on Form 10-K, filed on February 25, 2025.
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
(25)
Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed on November 3, 2023.
(26)
Incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K, filed on November 3, 2023.
(27)
Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed on October 28, 2025.
(28)
Incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q, filed on May 12, 2025.
(29)
Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed on May 12, 2025.
(30)
Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed on May 12, 2025
(31)
Incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q, filed on May 12, 2025.
(32)
Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on October 2, 2025.
(33)
Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on October 28, 2025.
(34)
Incorporated by reference to Exhibit 14.1 to the Registrant's Annual Report on Form 10-K, filed on February 25, 2025.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2026.

MIDCAP FINANCIAL INVESTMENT CORPORATION

By:	/s/ TANNER POWELL
Tanner Powell
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ TANNER POWELL	/s/ KENNETH SEIFERT
Tanner Powell	Kenneth Seifert
Chief Executive Officer	Chief Financial Officer and Treasurer
(Principal Executive Officer)	(Principal Financial Officer)
February 26, 2026	February 26, 2026

/s/ JOSEPH DURKIN	/s/ HOWARD WIDRA
Joseph Durkin	Howard Widra
Chief Accounting Officer	Executive Chairman of the Board of Directors, Director
(Principal Accounting Officer)	February 26, 2026
February 26, 2026

/s/ R. RUDOLPH REINFRANK	/s/ CARMENCITA WHONDER
R. Rudolph Reinfrank	Carmencita Whonder
Director	Director
February 26, 2026	February 26, 2026

/s/ BARBARA MATAS	/s/ ELLIOT STEIN, JR.
Barbara Matas	Elliot Stein, Jr.
Director	Director
February 26, 2026	February 26, 2026

/s/ EMANUEL PEARLMAN	/s/ JOHN J. HANNAN
Emanuel Pearlman	John J. Hannan
Director	Director
February 26, 2026	February 26, 2026