Form 10-Q
period 2026-03-31
MidCap Financial Investment Corp
filed 2026-05-06
CIK 1278752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 2054923

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

(212) 515-3200

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

The number of shares of the Registrant’s common stock, $0.001 par value per share, outstanding as of May 5, 2026 was 82,372,628.

MIDCAP FINANCIAL INVESTMENT CORPORATION

PART I. FINANCIAL INFORMATION

In this report, the terms the “Company,” “we,” “us,” and “our” refer to MidCap Financial Investment Corporation unless the context specifically states otherwise.

Item 1. Consolidated Financial Statements

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(In thousands, except share and per share data)

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost — $2,830,189 and $2,955,173, respectively)	$2,654,656	$2,819,511
Non-controlled/affiliated investments (cost — $181,645 and $176,978, respectively)	105,180	107,111
Controlled investments (cost — $201,373 and $224,619, respectively)	211,651	241,216
Cash and cash equivalents	42,626	98,184
Foreign currencies (cost — $101 and $1,286, respectively)	63	1,264
Receivable for investments sold	6,831	6,253
Interest receivable	23,426	23,678
Dividends receivable	459	630
Deferred financing costs	22,401	23,626
Unrealized appreciation on foreign currency forward contracts	799	—
Prepaid expenses and other assets	1,780	2,171
Total Assets	$3,069,872	$3,323,644

Liabilities
Debt (net of deferred financing costs and unamortized original discount of $5,612 and $5,838, respectively)	$1,870,388	$1,995,210
Payable for investments purchased	211	558
Shares Repurchase Payable	4,082	—
Management fees payable	5,641	6,034
Interest payable	10,729	12,867
Accrued administrative services expense	409	228
Other liabilities and accrued expenses	2,152	1,486
Total Liabilities	$1,893,612	$2,016,383
Commitments and contingencies (Note 8)
Net Assets	$1,176,260	$1,307,261

Net Assets
Common stock, $0.001 par value (130,000,000 shares authorized; 85,127,849 and 92,211,869 shares issued and outstanding, respectively)	$85	$92
Capital in excess of par value	2,576,962	2,652,891
Accumulated under-distributed (over-distributed) earnings	(1,400,787)	(1,345,722)
Net Assets	$1,176,260	$1,307,261

Net Asset Value Per Share	$13.82	$14.18

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Investment Income
Non-controlled/non-affiliated investments:
Interest income (excluding Payment-in-kind (“PIK”) interest income)	$64,063	$69,302
Dividend income	58	—
PIK interest income	3,373	3,170
Other income	574	324
Non-controlled/affiliated investments:
Interest income (excluding PIK interest income)	912	1,229
Dividend income	252	240
PIK interest income	—	351
Controlled investments:
Interest income (excluding PIK interest income)	2,595	4,072
Other income	—	10
Total Investment Income	$71,827	$78,698
Expenses
Management fees	$5,641	$6,061
Performance-based incentive fees	—	6,433
Interest and other debt expenses	28,479	30,464
Administrative services expense	1,441	1,016
Other general and administrative expenses	2,059	1,248
Total expenses	37,620	45,222
Expense reimbursements	(62)	(806)
Net Expenses	$37,558	$44,416
Net Investment Income	$34,269	$34,282
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses):
Non-controlled/non-affiliated investments	$(9,300)	$3,588
Non-controlled/affiliated investments	(67)	(188)
Foreign currency forward contracts	904	—
Foreign currency transactions	(3,952)	(313)
Net realized gains (losses)	(12,415)	3,087
Net change in unrealized gains (losses):
Non-controlled/non-affiliated investments	(39,872)	(6,088)
Non-controlled/affiliated investments	(6,599)	(1,509)
Controlled investments	(6,319)	1,348
Foreign currency forward contracts	799	24
Foreign currency translations	3,266	(814)
Net change in unrealized gains (losses)	(48,725)	(7,039)
Net Realized and Change in Unrealized Gains (Losses)	$(61,140)	$(3,952)
Net Increase (Decrease) in Net Assets Resulting from Operations	$(26,871)	$30,330
Earnings (Loss) Per Share — Basic	$(0.30)	$0.32

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

(In thousands, except share data)

	Three Months Ended March 31,
	2026	2025
Operations
Net investment income	$34,269	$34,282
Net realized gains (losses)	(12,415)	3,087
Net change in unrealized gains (losses)	(48,725)	(7,039)
Net Increase (Decrease) in Net Assets Resulting from Operations	$(26,871)	$30,330

Distributions to Stockholders
Distribution of net investment income	$(28,105)	$(35,637)
Net Decrease in Net Assets Resulting from Distributions to Stockholders	$(28,105)	$(35,637)

Capital Share Transactions
Repurchase of common stock	(76,025)	(6,079)
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	$(76,025)	$(6,079)

Net Assets
Net increase (decrease) in net assets during the period	$(131,001)	$(11,386)
Net assets at beginning of period	1,307,261	1,404,646
Net Assets at End of Period	$1,176,260	$1,393,260

Capital Share Activity
Shares repurchased during the period	(7,084,020)	(476,656)
Shares issued and outstanding at beginning of period	92,211,869	93,780,278
Shares Issued and Outstanding at End of Period	85,127,849	93,303,622

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2026	2025
Operating Activities
Net increase (decrease) in net assets resulting from operations	$(26,871)	$30,330
Net realized (gains) losses on investments	9,367	(3,400)
Net change in unrealized (gains) losses	48,725	7,040
Net amortization of premiums and accretion of discounts on investments	(1,390)	(1,863)
Accretion of discount on notes	456	429
Amortization of deferred financing costs	1,227	1,396
PIK interest and dividends capitalized	(3,373)	(4,055)
Changes in operating assets and liabilities:
Purchases of investments	(102,803)	(394,120)
Proceeds from sales and repayments of investments	240,842	245,918
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable	252	(6,057)
Decrease (increase) in dividends receivable	171	250
Decrease (increase) in prepaid expenses and other assets	391	(1,789)
Increase (decrease) in Shares Repurchase Payable	4,082	—
Increase (decrease) in management and performance-based incentive fees payable	(393)	911
Increase (decrease) in interest payable	(2,138)	(3,410)
Increase (decrease) in accrued administrative services expense	181	(60)
Increase (decrease) in other liabilities and accrued expenses	666	(2,828)
Net Cash (Used in)/Provided by Operating Activities	$169,392	$(131,308)
Financing Activities
Issuances of debt	$78,908	$1,022,282
Payments of debt	(200,673)	(840,000)
Financing costs paid and deferred	(240)	(33)
Repurchase of common stock	(76,025)	(6,079)
Distributions paid	(28,105)	(35,636)
Net Cash (Used in)/Provided by Financing Activities	$(226,135)	$140,534

Cash, Cash Equivalents and Foreign Currencies
Net increase (decrease) in cash, cash equivalents and foreign currencies during the period	$(56,743)	$9,226
Effect of foreign exchange rate changes on cash and cash equivalents	(16)	21
Cash, cash equivalents and foreign currencies at beginning of period	99,448	75,786
Cash, Cash Equivalents and Foreign Currencies at the End of Period	$42,689	$85,033

Supplemental Disclosure of Cash Flow Information
Cash interest paid	$28,933	$32,129

Supplemental Disclosure of Non-Cash Activity
PIK income	$3,373	$3,521

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (34)	Fair Value (1)(35)
Aerospace & Defense
Beaufort
Eagle Aggregator Ltd	Preferred Equity - Preferred Equity	N/A	N/A	36,288 Shares	$49	$48	(9)(13)(15)(19)(32)
	Common Equity - Common Stock	N/A	N/A	741 Shares	1	3	(9)(13)(15)(19)(32)
Eagle U.S. Purchaser, Inc.	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	12/31/32	8,529	8,404	8,404	(9)(15)(23)
	First Lien Secured Debt - Revolver	SOFR+500, 0.75% Floor	12/31/32	—	(21)	(21)	(8)(9)(15)(17) (18)
					8,433	8,434
Sperry Acquisition, LLC
Sperry Acquisition, LLC	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	02/03/31	6,871	6,784	6,785	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 0.75% Floor	02/03/31	1,918	1,893	1,894	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+500, 0.75% Floor	02/03/31	—	(7)	(8)	(8)(9)(17)(18)
Sperry Parent Holdings, L.P.	Common Equity - Common Stock	N/A	N/A	1,088 Shares	109	124	(9)(13)
					8,779	8,795
		Total Aerospace & Defense			$17,212	$17,229
Air Freight & Logistics
Primeflight
PrimeFlight Acquisition, LLC	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	05/01/29	$14,072	$13,947	$14,037	(9)(23)
	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	05/01/29	10,227	10,046	10,227	(9)(23)
	First Lien Secured Debt - Term Loan	SOFR+525, 0.00% Floor	05/01/29	993	984	990	(9)(23)
	First Lien Secured Debt - Term Loan	SOFR+475, 1.00% Floor	05/01/29	995	986	980	(9)(23)
		Total Air Freight & Logistics			$25,963	$26,234
Automobile Components
K&N Parent, Inc.
K&N Holdco, LLC	Common Equity - Common Stock	N/A	N/A	125,967 Shares	$23,718	$147	(13)
Truck-Lite Co., LLC
Truck-Lite Co., LLC	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	02/13/32	3,233	3,235	3,218	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 0.75% Floor	02/13/32	408	389	401	(9)(17)(18)(23)
	First Lien Secured Debt - Revolver	SOFR+475, 0.75% Floor	02/13/32	—	(1)	(2)	(8)(9)(17)(18)
					3,623	3,617

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (34)	Fair Value (1)(35)
Universal Air Conditioner
Cool Acquisition Holdings, LP	Common Equity - Common Stock	N/A	N/A	137,931 Shares	138	33	(9)(13)
Cool Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+475, 1.00% Floor	10/31/30	13,167	13,005	12,676	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 1.00% Floor	10/31/30	—	(18)	(113)	(8)(9)(17)(18)
	First Lien Secured Debt - Revolver	SOFR+475, 1.00% Floor	10/31/30	3,636	3,594	3,499	(9)(18)(23)
					16,719	16,095
		Total Automobile Components			$44,060	$19,859
Beverages
Ronnoco Coffee
Ronnoco Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+450, 1.00% Floor	03/17/31	$5,275	$5,207	$5,235	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+450, 1.00% Floor	03/17/31	579	552	563	(9)(17)(18)(23)
	Preferred Equity - Preferred Equity	N/A	N/A	1,000 Shares	100	100	(9)(13)(19)
	Common Equity - Common Stock	N/A	N/A	107 Shares	—	—	(9)(13)(19)
		Total Beverages			$5,859	$5,898
Biotechnology
Celerion
Celerion Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	11/05/29	$10,976	$10,815	$10,921	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+500, 0.75% Floor	11/03/28	—	(8)	(3)	(8)(9)(17)(18)
					10,807	10,918
Mannkind Corporation
Mannkind Corporation	Common Equity - Common Stock	N/A	N/A	34,226 Shares	—	84	(9)(10)(13)(15)
Partner Therapeutics, Inc
Partner Therapeutics, Inc	Preferred Equity - Preferred Equity	N/A	N/A	55,556 Shares	333	333	(9)(13)
	Warrants - Warrants	N/A	N/A	73,333 Shares	389	133	(9)(13)
					722	466
Rigel Pharmaceuticals
Rigel Pharmaceuticals, Inc.	First Lien Secured Debt - Term Loan	SOFR+650, 4.00% Floor	09/01/27	2,250	2,260	2,250	(9)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+650, 4.00% Floor	09/01/27	11,250	11,246	11,250	(9)(22)
					13,506	13,500
		Total Biotechnology			$25,035	$24,968

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (34)	Fair Value (1)(35)
Building Products
Decks & Docks
D&D Buyer, LLC	First Lien Secured Debt - Term Loan	SOFR+575, 2.00% Floor	10/04/29	$2,453	$2,453	$2,441	(9)(23)
RF Fager
R.F. Fager Company, LLC	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	03/04/30	714	702	703	(9)(24)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	03/04/30	1,543	1,513	1,516	(9)(17)(18)(23)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	03/04/30	31	28	29	(9)(17)(18)(24)
					2,243	2,248
		Total Building Products			$4,696	$4,689
Chemicals
Aspen Aerogels, Inc.
Aspen Aerogels, Inc.	First Lien Secured Debt - Term Loan	SOFR+500, 4.50% Floor	08/19/29	$17,131	$16,882	$16,617	(9)(15)(22)
	First Lien Secured Debt - Revolver	SOFR+510, 2.50% Floor	08/19/29	7	7	5	(9)(15)(17)(18) (22)
					16,889	16,622
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I LLC)
Carbonfree Chemicals Holdings LLC (4)	Common Equity - Common Equity / Interest	N/A	N/A	12,456,274 Shares	56,506	16,177	(13)(19)(30)
FC2 LLC (4)	Common Equity - Common Stock	N/A	N/A	5 Shares	—	—	(13)(19)
	Secured Debt - Promissory Note	6.50%	10/14/27	12,500	12,500	12,349
					69,006	28,526
Heubach
Heubach Holdings USA LLC	First Lien Secured Debt - Term Loan	13.72%	01/03/29	478	54	239	(14)(15)
SK Neptune Husky Group Sarl (Luxembourg Investment Company 428 S.a r.l.)	First Lien Secured Debt - Term Loan	10.72%	01/03/29	9,438	29	—	(14)(15)
					83	239
Meristem Crop Performance
Lunar Buyer, LLC	First Lien Secured Debt - Term Loan	SOFR+550, 0.75% Floor	10/03/30	8,977	8,834	8,708	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+550, 0.75% Floor	10/03/30	—	(52)	(205)	(8)(9)(17)(18)
	First Lien Secured Debt - Revolver	SOFR+550, 0.75% Floor	10/03/30	1,727	1,664	1,605	(9)(17)(18)(22)
					10,446	10,108
		Total Chemicals			$96,424	$55,495

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (34)	Fair Value (1)(35)
Commercial Services & Supplies
Atlas Technical Consultants
GI Apple Midco LLC	First Lien Secured Debt - Term Loan	SOFR+675, 1.00% Floor	04/19/30	$7,460	$7,371	$7,404	(9)(15)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+675, 1.00% Floor	04/19/30	85	84	85	(9)(15)(22)
	First Lien Secured Debt - Revolver	SOFR+675, 1.00% Floor	04/19/29	250	241	246	(9)(15)(17)(18) (22)
					7,696	7,735
Best Trash
Bingo Group Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+475, 1.00% Floor	07/10/31	9,346	9,253	9,300	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 1.00% Floor	07/10/31	2,137	2,099	2,109	(9)(17)(18)(23)
	First Lien Secured Debt - Revolver	SOFR+475, 1.00% Floor	07/10/31	25	17	21	(9)(17)(18)(23)
					11,369	11,430
CARDS + Live Oak
CARDS-Live Oak Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	10/21/32	3,142	3,112	3,089	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 0.75% Floor	10/21/32	450	442	429	(9)(17)(18)(20)
	First Lien Secured Debt - Revolver	SOFR+475, 0.75% Floor	10/21/32	225	219	215	(9)(17)(18)(23)
					3,773	3,733
CoreTrust
Coretrust Purchasing Group LLC (HPG Enterprises LLC)	First Lien Secured Debt - Term Loan	SOFR+525, 0.75% Floor	10/01/29	6,143	6,104	6,081	(22)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 0.75% Floor	10/01/29	—	(3)	(3)	(8)(17)(18)
	First Lien Secured Debt - Revolver	SOFR+525, 0.75% Floor	10/01/29	—	(5)	(7)	(8)(17)(18)
					6,096	6,071
Flatworld Solutions
Flatworld Intermediate Corp	First Lien Secured Debt - Term Loan	SOFR+550, 1.50% Floor	03/25/30	3,940	3,874	3,832	(9)
Heritage Environmental Services
Arcwood Environmental, Inc. (f/k/a Heritage Environmental Services, Inc.)	First Lien Secured Debt - Term Loan	SOFR+525, 0.75% Floor	01/31/31	1,727	1,724	1,727	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 0.75% Floor	01/31/30	—	—	—	(9)(17)(18)
					1,724	1,727
HMA
Health Management Associates Superholdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	03/30/29	3,894	3,829	3,855	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	03/30/29	503	495	498	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	03/30/29	—	(8)	(3)	(8)(9)(17)(18)
					4,316	4,350

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (34)	Fair Value (1)(35)
IronClad
Ironhorse Purchaser, LLC	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	09/30/27	2,962	2,936	2,902	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	09/30/27	—	(4)	(10)	(8)(9)(17)(18)
					2,932	2,892
IRP
Precision Refrigeration & Air Conditioning LLC	First Lien Secured Debt - Term Loan	SOFR+690, 1.00% Floor	03/08/28	10,842	10,743	10,571	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+690, 1.00% Floor	03/08/28	4,887	4,830	4,765	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+690, 1.00% Floor	03/08/28	1,136	1,124	1,080	(9)(17)(18)(23) (24)
SMC IR Holdings, LLC	Common Equity - Common Stock	N/A	N/A	158 Shares	183	223	(9)(13)
					16,880	16,639
Jacent
Jacent Strategic Merchandising, LLC	First Lien Secured Debt - Term Loan	SOFR+585, 1.00% Floor	01/31/27	22,153	22,155	21,945	(9)(22)
	First Lien Secured Debt - Revolver	SOFR+660, 1.00% Floor	01/31/27	2,289	2,287	2,259	(9)(17)(18)(22)
	Common Equity - Common Stock	N/A	N/A	5,000 Shares	500	150	(9)(13)
JSM Equity Investors, L.P.	Preferred Equity - Class P Partnership Units	N/A	N/A	11 Shares	11	1	(9)(13)
					24,953	24,355
Overhaul Group, Inc.
Overhaul Group, Inc.	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	08/01/30	10,714	10,666	10,500	(9)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	08/01/30	—	(19)	(86)	(8)(9)(18)
	Preferred Equity - Preferred Equity	N/A	N/A	5,405 Shares	100	81	(9)(13)(19)
					10,747	10,495
Pavement Preservation
Pavement Preservation Acquisition, LLC	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	08/09/30	10,818	10,624	10,520	(9)(22)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	08/09/30	2,155	2,121	2,096	(9)(22)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	08/09/30	133	98	83	(9)(17)(18)(22)
					12,843	12,699
SafetyCo
HEF Safety Ultimate Holdings, LLC	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	11/19/29	7,331	7,207	7,323	(9)(24)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	11/19/29	5,257	5,169	5,251	(9)(24)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	11/19/29	—	(24)	(2)	(8)(9)(17)(18)
					12,352	12,572

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (34)	Fair Value (1)(35)
Smith System
Smith Topco, Inc.	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	11/06/29	9,501	9,360	9,358	(9)(23)(24)
	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	11/06/29	1,538	1,524	1,515	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	11/06/29	—	(16)	(17)	(8)(9)(17)(18)
					10,868	10,856
Vixxo
Vixxo Corporation	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	08/01/30	1,441	1,421	1,423	(9)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	08/01/30	—	(7)	(16)	(8)(9)(17)(18)
					1,414	1,407
		Total Commercial Services & Supplies			$131,837	$130,793
Communications Equipment
MCA
Mobile Communications America, Inc.	First Lien Secured Debt - Term Loan	SOFR+475, 1.00% Floor	10/16/29	$2,444	$2,403	$2,358	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 1.00% Floor	10/16/29	6,468	6,398	6,168	(9)(17)(18)(23)
	First Lien Secured Debt - Revolver	SOFR+475, 1.00% Floor	10/16/29	—	(20)	(48)	(8)(9)(17)(18)
					8,781	8,478
Mitel Networks
Mitel Networks (International) Limited	Common Equity - Common Stock	N/A	N/A	98,860 Shares	476	27	(9)(10)(13)(15) (19)
MLN US Holdco LLC	First Lien Secured Debt - Term Loan	SOFR+200 Cash plus 6.00% PIK, 1.00% Floor	06/20/30	895	797	403	(9)(10)(15)(22)
					1,273	430
Sorenson Holdings, LLC
Sorenson Holdings, LLC	First Lien Secured Debt - Term Loan	8.00%	04/01/30	334	271	267	(14)
	First Lien Secured Debt - Term Loan	10.00%	04/01/30	87	77	76	(14)
	Common Equity - Membership Interests	N/A	N/A	279 Shares	108	78	(13)
					456	421
		Total Communications Equipment			$10,510	$9,329
Construction & Engineering
Accelevation, LLC
Accelevation LLC	First Lien Secured Debt - Term Loan	SOFR+450, 0.75% Floor	01/02/31	$9,162	$9,043	$9,116	(9)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+450, 0.75% Floor	01/02/31	2,217	2,182	2,200	(9)(17)(18)(22)
	First Lien Secured Debt - Revolver	SOFR+450, 0.75% Floor	01/02/31	769	741	758	(9)(17)(18)(22)
					11,966	12,074

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (34)	Fair Value (1)(35)
American Restoration
American Restoration Holdings, LLC	First Lien Secured Debt - Term Loan	SOFR+510, 1.00% Floor	07/24/30	7,532	7,416	7,438	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+510, 1.00% Floor	07/24/30	11,237	11,102	11,030	(9)(17)(18)(23)
	First Lien Secured Debt - Revolver	SOFR+510, 1.00% Floor	07/24/30	2,268	2,263	2,239	(9)(18)(23)
					20,781	20,707
Core Roofing
CRS Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	06/06/30	1,874	1,846	1,850	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	06/06/30	3,519	3,436	3,431	(9)(17)(18)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	06/06/30	—	(13)	(12)	(8)(9)(16)(17) (18)
					5,269	5,269
Dynagrid
Megavolt Borrower, LLC	First Lien Secured Debt - Term Loan	SOFR+475, 1.00% Floor	02/13/32	4,135	4,063	4,104	(9)(23)
Traffic Management Solutions, LLC
Traffic Management Solutions, LLC	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	11/26/30	11,027	10,902	10,922	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	11/26/30	3,357	3,293	3,283	(9)(17)(18)(23)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	11/26/30	—	(37)	(32)	(8)(9)(17)(18)
					14,158	14,173
Trench Plate
Trench Plate Rental Co.	First Lien Secured Debt - Term Loan	SOFR+560, 1.00% Floor	12/04/28	17,500	17,373	17,325	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+560, 1.00% Floor	12/04/28	1,564	1,553	1,545	(9)(16)(17)(18) (23)
Trench Safety Solutions Holdings, LLC	Preferred Equity - Preferred Equity	N/A	N/A	40 Shares	4	8	(9)(13)(19)
	Common Equity - Common Stock	N/A	N/A	331 Shares	50	35	(9)(13)(19)
					18,980	18,913
		Total Construction & Engineering			$75,217	$75,240
Consumer Finance
Lending Point
LendingPoint 2018-1 Funding Trust	First Lien Secured Debt - Delayed Draw	SOFR+300, 1.00% Floor	12/31/29	$5,929	$5,958	$5,759	(17)(18)(22)
	First Lien Secured Debt - Revolver	SOFR+300, 1.00% Floor	12/31/29	9,020	9,020	8,849	(17)(18)(22)
LendingPoint Consolidated, Inc.	Preferred Equity - Preferred Equity	N/A	N/A	10,710 Shares	2,943	—	(9)(13)(19)
	Common Equity - Common Stock	N/A	N/A	1,106,939 Shares	750	—	(9)(13)(19)
LendingPoint LLC	First Lien Secured Debt - Term Loan	SOFR+500 PIK, 1.00% Floor	12/31/29	20,879	38,425	20,121	(9)(22)
	Unsecured Debt - Term Loan	N/A	12/31/30	1,842	1,842	1,842	(9)(13)
					58,938	36,571

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)		Cost (34)	Fair Value (1)(35)
US Auto
Auto Pool 2023 Trust (Del. Stat. Trust) (4)	Structured Products and Other - Membership Interests	N/A	N/A		N/A	18,986	9,128	(9)(13)(31)
		Total Consumer Finance				$77,924	$45,699
Consumer Staples Distribution & Retail
3D Protein
Protein For Pets Opco, LLC	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	09/20/30		$8,453	$8,323	$8,284	(9)(22)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	09/20/30		—	(12)	(18)	(8)(9)(17)
						8,311	8,266
Metz Culinary
Metz Culinary Management, LLC	First Lien Secured Debt - Term Loan	SOFR+450, 1.00% Floor	12/23/29		4,178	4,138	4,137	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+450, 1.00% Floor	12/23/29		—	(4)	(8)	(8)(9)(17)(18)
						4,134	4,129
Turkey Hill
IC Holdings LLC	Common Equity - Series A Units	N/A	N/A		169 Shares	169	—	(9)(13)
THLP CO., LLC	First Lien Secured Debt - Term Loan	SOFR+600, 1.00% Floor	01/31/28		27,538	27,471	27,277	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	01/31/28		3,154	3,148	3,109	(9)(17)(18)(20) (22)(23)
						30,788	30,386
		Total Consumer Staples Distribution & Retail				$43,233	$42,781
Containers & Packaging
ACP Packaging
ACP Packaging Intermediateco, LLC	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	10/22/31		$10,617	$10,467	$10,450	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	10/22/31		—	(25)	(29)	(8)(9)(17)(18)
						10,442	10,421
Berry Tapes & Adhesives
Vybond Buyer, LLC	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	02/03/32		17,204	16,962	16,902	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 0.75% Floor	02/03/32		—	(28)	(77)	(8)(9)(17)(18)
	First Lien Secured Debt - Revolver	SOFR+500, 0.75% Floor	02/03/32		—	(41)	(57)	(8)(9)(17)(18)
						16,893	16,768
ePac Flexible Packaging
ePac Holdings LLC	First Lien Secured Debt - Term Loan	SOFR+450, 0.75% Floor	01/14/32		9,709	9,615	9,612	(9)(23)
	First Lien Secured Debt - Term Loan	SOFR+450, 0.75% Floor	01/14/32	C$	3,791	2,704	2,697	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+450, 0.75% Floor	01/14/32		—	(39)	(40)	(8)(9)(17)(18)
						12,280	12,269

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (34)	Fair Value (1)(35)
MSI Express, Inc.
NCP-MSI Buyer	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	03/24/31	5,790	5,727	5,572	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 0.75% Floor	03/24/31	1,500	1,483	1,444	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+375, 0.75% Floor	03/24/31	1,911	1,883	1,798	(9)(17)(18)(23)
					9,093	8,814
Truvant
NPPI Buyer, LLC	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	08/20/29	21,774	21,491	21,556	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	08/20/29	—	(24)	(47)	(8)(9)(17)(18)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	08/20/29	—	(32)	(32)	(8)(9)(17)(18)
					21,435	21,477
		Total Containers & Packaging			$70,143	$69,749
Diversified Consumer Services
Accelerate Learning
Eagle Purchaser, Inc.	First Lien Secured Debt - Term Loan	SOFR+250 Cash plus 4.75% PIK, 1.00% Floor	03/22/30	$4,041	$3,971	$3,738	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+250 Cash plus 4.75% PIK, 1.00% Floor	03/22/29	689	678	649	(9)(18)(23)
					4,649	4,387
Clarus Commerce
Marlin DTC-LS Midco 2, LLC	First Lien Secured Debt - Term Loan	SOFR+660, 1.00% Floor	07/01/26	20,349	20,316	19,567	(22)
	First Lien Secured Debt - Revolver	SOFR+660, 1.00% Floor	07/01/26	—	(1)	(26)	(8)(17)(18)
					20,315	19,541
Club Car Wash
Club Car Wash Operating, LLC	First Lien Secured Debt - Term Loan	SOFR+565, 1.00% Floor	06/16/27	11,656	11,606	11,602	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+565, 1.00% Floor	06/16/27	22,687	22,476	22,582	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+565, 1.00% Floor	06/16/27	—	(7)	(7)	(8)(9)(17)(18)
					34,075	34,177
Elase Med Spas
Birch Group of Clinics Acquireco Inc.	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	12/31/31	1,868	1,841	1,841	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	12/31/31	426	410	401	(9)(18)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	12/31/31	—	(6)	(6)	(8)(9)(17)(18)
					2,245	2,236

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (34)	Fair Value (1)(35)
Excelligence
Excelligence Learning Corporation	First Lien Secured Debt - Term Loan	SOFR+575, 1.00% Floor	01/18/30	15,224	14,965	13,107	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+575, 1.00% Floor	01/18/30	1,627	1,591	1,285	(9)(16)(17)(18) (20)(23)
					16,556	14,392
Gateway Services
Gateway US Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	09/22/28	12,510	12,476	12,417	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 0.75% Floor	09/22/28	721	713	710	(9)(17)(18)(23)
	First Lien Secured Debt - Revolver	SOFR+475, 0.75% Floor	09/22/28	—	(1)	(3)	(8)(9)(17)(18)
					13,188	13,124
Go Car Wash
Go Car Wash Management Corp.	First Lien Secured Debt - Term Loan	SOFR+585, 1.00% Floor	06/30/28	1,579	1,572	1,542	(9)(22)
	First Lien Secured Debt - Revolver	SOFR+585, 1.00% Floor	06/30/28	83	83	73	(9)(17)(18)(22)
Go Car Wash Management, Corp.	First Lien Secured Debt - Delayed Draw	SOFR+585, 1.00% Floor	06/30/28	9,198	9,142	8,981	(9)(22)
					10,797	10,596
Legacy.com
Lotus Topco Inc.	First Lien Secured Debt - Term Loan	SOFR+475, 1.00% Floor	06/07/30	5,211	5,148	5,146	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 1.00% Floor	06/07/30	1,095	1,087	1,077	(9)(17)(18)
	First Lien Secured Debt - Revolver	SOFR+475, 1.00% Floor	06/07/30	—	(6)	(7)	(8)(9)(17)(18)
					6,229	6,216
Mariani
CI (MG) GROUP, LLC	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	03/27/30	18,831	18,573	18,518	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+550, 1.00% Floor	03/27/30	4,699	4,613	4,551	(9)(17)(18)(23)
	First Lien Secured Debt - Revolver	SOFR+550, 1.00% Floor	03/27/30	1,176	1,151	1,142	(9)(17)(18)(23)
					24,337	24,211
Regis
Regis Corporation	First Lien Secured Debt - Term Loan	SOFR+450, 2.50% Floor	06/24/29	6,589	6,476	6,490	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+450, 2.50% Floor	06/24/29	172	117	109	(9)(16)(17)(18) (23)
					6,593	6,599
SEV
SEV Intermediate Holdco, LLC	First Lien Secured Debt - Term Loan	SOFR+525, 0.75% Floor	06/21/30	8,188	8,051	8,085	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 0.75% Floor	06/21/30	2,329	2,281	2,288	(9)(17)(18)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 0.75% Floor	06/21/30	492	469	471	(9)(17)(18)(23)
					10,801	10,844

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (34)	Fair Value (1)(35)
Team Car Wash
TCW Midco LLC	First Lien Secured Debt - Term Loan	SOFR+575, 1.00% Floor	10/22/29	4,938	4,900	4,839	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+575, 1.00% Floor	10/22/29	6,605	6,550	6,467	(9)(17)(18)(23)
	First Lien Secured Debt - Revolver	SOFR+575, 1.00% Floor	10/22/29	—	(6)	(17)	(8)(9)(17)(18)
					11,444	11,289
Ultra Clean Newco
Ultra Clean Holdco LLC	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	07/01/30	2,456	2,417	2,413	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	07/01/30	5,464	5,355	5,271	(9)(17)(18)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	07/01/30	—	(18)	(25)	(8)(9)(17)(18)
					7,754	7,659
US Legal Support
US Legal Support Investment Holdings, LLC	Common Equity - Series A-1 Units	N/A	N/A	631,972 Shares	632	1,245	(9)(13)
USLS Acquisition, Inc.	First Lien Secured Debt - Term Loan	SOFR+565, 1.00% Floor	06/01/26	28,023	27,974	27,933	(9)(23)(24)
	First Lien Secured Debt - Delayed Draw	SOFR+565, 1.00% Floor	06/01/26	5,497	5,494	5,471	(9)(17)(18)(23)
	First Lien Secured Debt - Revolver	SOFR+590, 1.00% Floor	06/01/26	563	562	558	(9)(17)(18)(23)
					34,662	35,207
Village Pet Care
Village Pet Care, LLC	First Lien Secured Debt - Term Loan	SOFR+650, 1.00% Floor	09/22/29	1,500	1,480	1,463	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+650, 1.00% Floor	09/22/29	1,050	1,017	925	(9)(17)(18)(23)
	First Lien Secured Debt - Revolver	SOFR+650, 1.00% Floor	09/22/29	803	791	778	(9)(17)(18)(23)
					3,288	3,166
		Total Diversified Consumer Services			$206,933	$203,644
Diversified Telecommunication Services
Cablevision Systems
CSC Holdings, LLC	First Lien Secured Debt - Revolver	SOFR+225, 0.00% Floor	07/13/27	$86	$72	$73	(10)(15)(17) (18)(22)
	Unsecured Debt - Corporate Bond	4.13%	12/01/30	2,000	1,504	1,202	(10)(15)
		Total Diversified Telecommunication Services			$1,576	$1,275
Electrical Equipment
Brush Group
Brush Group Bidco Limited	First Lien Secured Debt - Term Loan	SON+500, 0.00% Floor	07/30/31	£5,970	$7,799	$7,936	(9)(15)(21)
	First Lien Secured Debt - Revolver	SON+500, 0.00% Floor	07/30/31	£—	(27)	—	(9)(15)(17)(18)
					7,772	7,936

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)		Cost (34)	Fair Value (1)(35)
International Wire Group
IW Buyer LLC	First Lien Secured Debt - Term Loan	SOFR+510, 1.00% Floor	06/28/29		13,554	13,426	13,485	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+510, 1.00% Floor	06/28/29		—	(6)	(2)	(8)(9)(16)(17) (18)
						13,420	13,483
Kauffman
Kauffman Holdco, LLC	Common Equity - Common Stock	N/A	N/A		250,000 Shares	250	—	(9)(13)
Kauffman Intermediate, LLC	First Lien Secured Debt - Term Loan	10.30%	09/30/26		18,331	16,914	7,666	(9)(14)
	First Lien Secured Debt - Term Loan	SOFR+460, 1.00% Floor	09/30/26		301	277	301	(9)(23)
	First Lien Secured Debt - Revolver	10.30%	09/30/26		1,371	1,245	574	(9)(14)(18)
						18,686	8,541
		Total Electrical Equipment				$39,878	$29,960
Electronic Equipment, Instruments & Components
AVAD, LLC
Surf Opco, LLC (4)	First Lien Secured Debt - Term Loan	SOFR+411, 1.00% Floor	05/10/27		$9,402	$14,253	$9,356	(9)(22)
	First Lien Secured Debt - Revolver	SOFR+411, 1.00% Floor	05/10/27		18,390	18,390	18,304	(9)(17)(18)(22)
	Preferred Equity - Class P-1 Preferred	N/A	N/A		13,195 Shares	1,713	2,898	(9)(13)(19)(30)
	Common Equity - Class A-1 Common	N/A	N/A		5,000 Shares	—	140	(9)(13)(19)(30)
						34,356	30,698
Evolv Technologies
Evolv Technologies Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+525, 2.00% Floor	07/01/30		6,000	5,947	5,970	(9)(15)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 2.00% Floor	07/01/30		—	(52)	(30)	(8)(9)(15)(18)
	First Lien Secured Debt - Revolver	SOFR+525, 2.00% Floor	07/01/30		—	(26)	(15)	(8)(9)(15)(17) (18)
						5,869	5,925
Generator Buyer, Inc.
Total Power Limited	First Lien Secured Debt - Term Loan	CORRA+450, 0.75% Floor	07/22/30	C$	12,066	8,653	8,497	(9)(15)(26)
	First Lien Secured Debt - Term Loan	SOFR+450, 0.75% Floor	07/22/30		3,818	3,765	3,761	(9)(15)(23)
	First Lien Secured Debt - Delayed Draw	CORRA+450, 0.75% Floor	07/22/30	C$	2,182	1,571	1,518	(9)(15)(17)(18) (26)
	First Lien Secured Debt - Delayed Draw	SOFR+450, 0.75% Floor	07/22/30		—	1	(69)	(8)(9)(15)(17)(18)
	First Lien Secured Debt - Revolver	CORRA+450, 0.75% Floor	07/22/30	C$	—	(16)	(31)	(8)(9)(15)(17) (18)
						13,974	13,676

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (34)	Fair Value (1)(35)
Pro Vigil
Pro-Vigil Holding Company, LLC	First Lien Secured Debt - Term Loan	SOFR+860 (Inclusive of 12.04% PIK), 1.00% Floor	06/30/26	10,004	9,995	9,871	(9)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+860 (Inclusive of 12.04% PIK), 1.00% Floor	06/30/26	22,615	22,589	22,315	(9)(22)
					32,584	32,186
Team LINX, LLC
TeamLINX Buyer, LLC	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	12/18/30	17,768	17,565	17,501	(9)(22)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	12/18/30	—	(17)	(21)	(8)(9)(17)(18)
					17,548	17,480
Wolfspeed
Wolfspeed Inc	First Lien Secured Debt - Corporate Bond	9.88% Cash plus 4.00% PIK	06/23/30	4,329	4,220	4,768	(9)(10)(15)
		Total Electronic Equipment, Instruments & Components			$108,551	$104,733
Energy Equipment & Services
Camin Cargo
Camin Cargo Control Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	12/07/29	$978	$962	$941	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+550, 1.00% Floor	12/07/29	2,056	2,029	1,980	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+550, 1.00% Floor	12/07/29	670	653	632	(9)(17)(18)(20) (23)
		Total Energy Equipment & Services			$3,644	$3,553
Entertainment
Shout Factory
Shout! Factory LLC	First Lien Secured Debt - Term Loan	SOFR+525, 0.75% Floor	06/30/31	$13,169	$12,992	$12,873	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 0.75% Floor	06/30/31	592	571	557	(9)(17)(18)(23)
		Total Entertainment			$13,563	$13,430
Financial Services
AML Rightsource
Gabriel Partners, LLC	First Lien Secured Debt - Term Loan	SOFR+635, 1.00% Floor	05/17/27	$31,162	$31,050	$30,539	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+635, 1.00% Floor	05/17/27	1,321	1,316	1,295	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+635, 1.00% Floor	05/17/27	699	695	685	(9)(18)(22)
					33,061	32,519

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (34)	Fair Value (1)(35)
Definiti LLC
Greylock Holdings LLC	Common Equity - Common Stock	N/A	N/A	100,000 Shares	100	90	(9)(13)
RHI Acquisition LLC	First Lien Secured Debt - Term Loan	SOFR+575, 1.00% Floor	03/16/29	5,909	5,805	5,806	(9)(24)
	First Lien Secured Debt - Delayed Draw	SOFR+575, 1.00% Floor	03/16/29	2,115	2,072	2,061	(9)(17)(18)(24)
	First Lien Secured Debt - Revolver	SOFR+575, 1.00% Floor	03/16/29	—	(10)	(12)	(8)(9)(17)(18)
					7,967	7,945
Golden Bear
Golden Bear 2016-R, LLC (4)	Structured Products and Other - Membership Interests	N/A	N/A	N/A	13,517	7,457	(3)(15)
Nexity
Evoriel	First Lien Secured Debt - Term Loan	EURIBOR+525, 0.00% Floor	04/02/31	€2,283	2,446	2,625	(9)(15)(27)
	First Lien Secured Debt - Delayed Draw	EURIBOR+525, 0.00% Floor	04/02/31	€1,174	1,254	1,350	(9)(15)(27)
					3,700	3,975
Origami Opportunities Fund III
Origami Opportunities Fund III, L.P.	First Lien Secured Debt - Term Loan	SOFR+625, 2.00% Floor	10/25/27	6,767	6,713	6,699	(9)(15)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+625, 2.00% Floor	10/25/27	2,182	2,165	2,160	(9)(15)(17)(18) (23)
					8,878	8,859
PMA
PMA Parent Holdings, LLC	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	01/31/31	13,978	13,858	13,838	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+475, 0.75% Floor	01/31/31	—	(8)	(10)	(8)(9)(17)(18)
					13,850	13,828
Renew Financial LLC (f/k/a Renewable Funding, LLC)
AIC SPV Holdings II, LLC	Preferred Equity - Preferred Stock	N/A	N/A	534,375 Shares	534	472	(13)(15)(29)
Renew Financial LLC (f/k/a Renewable Funding, LLC)	Common Equity - Common Stock	N/A	N/A	1,368,286 Shares	16,813	96	(13)
Renew JV LLC	Common Equity - Membership Interests	N/A	N/A	96,956 Shares	97	337	(13)(15)
					17,444	905
Stretto
Stretto, Inc.	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	10/13/28	10,800	10,765	10,503	(9)(23)
		Total Financial Services			$109,182	$85,991

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (34)	Fair Value (1)(35)
Food Products
Amylu Foods
Amylu Borrower Sub, LLC	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	06/10/31	$10,883	$10,778	$10,801	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 0.75% Floor	06/10/31	315	305	301	(9)(17)(18)(22)
	First Lien Secured Debt - Revolver	SOFR+500, 0.75% Floor	06/10/31	—	(19)	(16)	(8)(9)(17)(18)
					11,064	11,086
Berner Foods
Berner Food & Beverage, LLC	First Lien Secured Debt - Term Loan	SOFR+615, 1.00% Floor	07/30/27	33,861	33,585	33,268	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+615, 1.00% Floor	07/30/26	1,833	1,828	1,811	(9)(17)(18) (23)
					35,413	35,079
Bolthouse Farms
Wm. Bolthouse Farms, Inc.	Common Equity - Equity Interests	N/A	N/A	1,369,301 Shares	1,460	1,520	(13)
Hive
FCP-Hive Holdings, LLC	Preferred Equity - Preferred Equity	N/A	N/A	589 Shares	448	476	(9)(13)
	Common Equity - Common Stock	N/A	N/A	589 Shares	3	—	(9)(13)
Hive Intermediate, LLC	First Lien Secured Debt - Term Loan	SOFR+560, 1.00% Floor	09/22/27	13,540	13,464	13,540	(9)(22)
	First Lien Secured Debt - Revolver	SOFR+560, 1.00% Floor	09/22/27	1,147	1,135	1,147	(9)(17)(18)(22)
					15,050	15,163
Justin's
Justin's LLC	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	12/15/31	4,167	4,106	4,104	(9)(22)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	12/15/31	—	(12)	(12)	(8)(9)(17)(18)
	Common Equity - Common Stock	N/A	N/A	100,000 Shares	100	100	(9)(13)(19)
					4,194	4,192
Nutpods
Green Grass Foods, Inc.	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	12/26/29	3,666	3,615	3,666	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+500, 0.00% Floor	12/26/29	—	(16)	—	(9)(17)(18)
Nutpods Holdings, Inc.	Common Equity - Common Stock	N/A	N/A	125 Shares	125	132	(9)(13)
					3,724	3,798
Patriot Pickle
Patriot Foods Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	12/24/29	244	241	242	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	12/24/29	166	163	161	(9)(17)(18)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	12/24/29	47	44	44	(9)(17)(18)(23)
					448	447
		Total Food Products			$71,353	$71,285

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (34)	Fair Value (1)(35)
Ground Transportation
Bird Rides
Blue Jay Transit Inc. (4)	First Lien Secured Debt - Term Loan	15.84%	03/22/28	$22,137	$20,414	$13,491	(9)(14)
	First Lien Secured Debt - Term Loan	15.84%	07/31/26	2,789	2,596	1,674	(9)(14)
	First Lien Secured Debt - Delayed Draw	15.84%	07/31/26	7,569	7,569	7,569	(9)(14)(18)
Third Lane Mobility Inc. (4)	Common Equity - Common Stock	N/A	N/A	5,012,171 Shares	722	—	(9)(13)(19)
	Warrants - Warrants	N/A	N/A	970,252 Shares	—	—	(9)(13)(19)
					31,301	22,734
Boasso
Channelside AcquisitionCo, Inc. (fka Gruden Acquisition, Inc.)	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	06/30/28	3,498	3,492	3,463	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+475, 0.75% Floor	03/31/28	—	—	(3)	(8)(9)(17)(18)
					3,492	3,460
Heniff and Superior
Heniff Holdco, LLC	First Lien Secured Debt - Term Loan	SOFR+610, 1.00% Floor	12/03/26	27,928	27,813	26,183	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+610, 1.00% Floor	12/03/26	3,793	3,790	3,547	(9)(18)(23)
					31,603	29,730
Olympus Terminals
Olympus Terminals Holdco II LLC	First Lien Secured Debt - Term Loan	SOFR+525, 0.75% Floor	12/17/30	18,395	18,085	18,018	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 0.75% Floor	12/17/30	—	(55)	(70)	(8)(9)(17)(18)
	First Lien Secured Debt - Revolver	SOFR+525, 0.75% Floor	12/17/30	—	(47)	(60)	(8)(9)(17)(18)
					17,983	17,888
		Total Ground Transportation			$84,379	$73,812
Health Care Equipment & Supplies
Capsa Healthcare
CSHC Buyerco, LLC	First Lien Secured Debt - Term Loan	SOFR+485, 1.00% Floor	09/08/26	$10,223	$10,174	$10,130	(9)(23)
Cerus
Cerus Corporation	First Lien Secured Debt - Term Loan	SOFR+660, 1.80% Floor	03/01/28	12,000	11,986	12,000	(9)(15)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+660, 1.80% Floor	03/01/28	4,500	4,495	4,500	(9)(15)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+660, 1.00% Floor	03/01/28	3,000	2,987	3,000	(9)(15)(18)(22)
	First Lien Secured Debt - Revolver	SOFR+560 Cash plus 1.00% PIK, 1.00% Floor	03/01/28	1,043	1,043	1,043	(9)(15)(17)(18) (22)
					20,511	20,543

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (34)	Fair Value (1)(35)
CQ Medical
BW ISO Acquisition LLC	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	11/01/27	4,975	4,935	4,917	(9)(24)
Medical Guardian
Medical Guardian, LLC	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	04/26/28	30,663	30,489	30,662	(9)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	04/26/28	4,679	4,644	4,679	(9)(22)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	04/26/28	381	366	381	(9)(17)(18)(22)
					35,499	35,722
Natus Sensory
Natus Sensory, Inc.	First Lien Secured Debt - Term Loan	SOFR+525, 0.75% Floor	01/07/31	10,573	10,440	10,196	(9)(23)
	First Lien Secured Debt - Term Loan	EURIBOR+525, 0.00% Floor	01/07/31	€2,543	2,597	2,835	(9)(27)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 0.75% Floor	01/07/31	—	(17)	(99)	(8)(9)(17)(18)
	First Lien Secured Debt - Revolver	SOFR+525, 0.75% Floor	01/07/31	—	(17)	(49)	(8)(9)(17)(18)
					13,003	12,883
NeuroPace
NeuroPace, Inc.	First Lien Secured Debt - Term Loan	SOFR+550, 2.00% Floor	05/27/30	20,000	19,912	19,750	(9)(15)(22)
	First Lien Secured Debt - Revolver	SOFR+550, 2.00% Floor	05/27/30	—	(6)	(22)	(8)(9)(15)(17) (18)
					19,906	19,728
Project Titan
Tyber Medical LLC	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	06/12/32	6,029	5,974	5,924	(9)
	First Lien Secured Debt - Term Loan	EURIBOR+500, 0.75% Floor	06/12/32	€1,175	1,348	1,327	(9)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 0.75% Floor	06/12/32	—	(17)	(29)	(8)(9)(17)(18)
	First Lien Secured Debt - Revolver	SOFR+500, 0.75% Floor	06/12/31	456	449	442	(9)(17)(18)(23) (24)
	First Lien Secured Debt - Revolver	EURIBOR+500, 0.75% Floor	06/12/31	€200	234	224	(9)(17)(18)
					7,988	7,888
		Total Health Care Equipment & Supplies			$112,016	$111,811
Health Care Providers & Services
Alcami
Alcami Corporation	First Lien Secured Debt - Term Loan	SOFR+710, 1.00% Floor	12/21/28	$7,952	$7,806	$7,853	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+710, 1.00% Floor	12/21/28	585	575	578	(9)(22)
	First Lien Secured Debt - Revolver	SOFR+710, 1.00% Floor	12/21/28	342	325	329	(9)(17)(18)(22)
					8,706	8,760

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (34)	Fair Value (1)(35)
All Star
All Star Recruiting Locums, LLC	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	05/01/30	7,346	7,237	7,291	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+550, 1.00% Floor	05/01/30	1,726	1,686	1,697	(9)(17)(18)(23)
	First Lien Secured Debt - Revolver	SOFR+550, 1.00% Floor	05/01/30	935	917	925	(9)(17)(18)(23)
					9,840	9,913
Amplity
Amplity Parent, Inc.	First Lien Secured Debt - Term Loan	12.27%	01/31/27	26,805	25,921	15,949	(9)(14)
	First Lien Secured Debt - Revolver	SOFR+1260 PIK, 1.00% Floor	01/31/27	1,284	1,206	1,188	(9)(17)(18)(23)
	First Lien Secured Debt - Revolver	12.27%	01/31/27	1,498	1,440	688	(9)(14)(18)
					28,567	17,825
Cato Research
LS Clinical Services Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+875 (Inclusive of 9.95% PIK), 1.00% Floor	12/16/29	16,798	16,653	12,790	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+875 (Inclusive of 9.95% PIK), 1.00% Floor	06/16/29	1,050	1,031	643	(9)(17)(18)(23)
					17,684	13,433
EmpiRx
EmpiRx Health LLC	First Lien Secured Debt - Term Loan	SOFR+475, 1.00% Floor	08/05/29	8,705	8,624	8,639	(9)(22)
	First Lien Secured Debt - Term Loan	SOFR+475, 1.00% Floor	08/06/29	4,988	4,943	4,950	(9)(22)
	First Lien Secured Debt - Revolver	SOFR+475, 1.00% Floor	08/05/29	—	(6)	(7)	(8)(9)(17)(18)
					13,561	13,582
ExactCare
ExactCare Parent, Inc.	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	11/05/29	17,672	17,268	17,672	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+550, 1.00% Floor	11/05/29	—	(33)	—	(9)(17)(18)
					17,235	17,672
Ingenovis Health
Ingenovis Health, Inc. (CCRR Parent Inc)	First Lien Secured Debt - Term Loan	8.18%	03/06/28	3,811	3,252	1,363	(14)
KCF Puerto Rico, LLC
	Secured Debt - Promissory Note	N/A	06/28/28	1,697	962	675	(13)(15)
KureSmart
Clearway Corporation (f/k/a NP/Clearway Holdings, Inc.)	Common Equity - Common Stock	N/A	N/A	133 Shares	133	228	(9)(13)
Kure Pain Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+560, 1.00% Floor	08/30/30	17,885	17,866	17,726	(9)(22)
	First Lien Secured Debt - Term Loan	SOFR+560, 1.00% Floor	08/31/30	4,263	4,227	4,225	(9)(22)
	First Lien Secured Debt - Revolver	SOFR+560, 1.00% Floor	08/30/30	505	469	480	(9)(17)(18)(22) (23)
					22,695	22,659

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (34)	Fair Value (1)(35)
LucidHealth
Premier Imaging, LLC	First Lien Secured Debt - Term Loan	SOFR+426 Cash plus 2.00% PIK, 1.00% Floor	10/31/27	8,768	8,676	6,554	(9)(23)
Maxor National Pharmacy Services, LLC
Maxor Acquisition, Inc.	First Lien Secured Debt - Term Loan	SOFR+610, 1.00% Floor	03/01/29	9,875	9,801	9,801	(9)(22)
Maxor National Pharmacy Services, LLC	First Lien Secured Debt - Term Loan	SOFR+610, 1.00% Floor	03/01/29	13,017	12,766	12,920	(9)(22)
	First Lien Secured Debt - Revolver	SOFR+610, 1.00% Floor	03/01/29	—	(23)	(11)	(8)(9)(17)(18)
Maxor Topco, L.P.	Preferred Equity - Preferred Equity	N/A	N/A	50,000 Shares	50	89	(9)(13)
					22,594	22,799
Midwest Vision
Midwest Vision Partners Management, LLC	First Lien Secured Debt - Term Loan	10.45%	01/12/28	21,936	21,770	16,836	(9)(14)
	First Lien Secured Debt - Term Loan	10.20%	01/12/28	1,127	1,118	865	(9)(14)
	First Lien Secured Debt - Revolver	10.45%	01/12/28	639	635	490	(9)(14)(18)
					23,523	18,191
Omega Healthcare
OMH-Healthedge Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+450, 1.00% Floor	04/01/30	11,898	11,889	11,541	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+450, 1.00% Floor	04/01/30	—	(1)	(39)	(8)(9)(17)(18)
					11,888	11,502
Rarebreed
Rarebreed Veterinary Partners, Inc.	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	04/18/30	4,184	4,122	4,121	(9)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	04/18/30	18,256	18,052	17,983	(9)(22)
	First Lien Secured Debt - Revolver	P+425, 1.00% Floor	04/18/30	144	131	129	(9)(17)(18)(20)
					22,305	22,233
RHA Health Services
Pace Health Companies, LLC	First Lien Secured Debt - Term Loan	SOFR+565, 1.00% Floor	08/02/27	1,372	1,366	1,365	(9)(23)
	First Lien Secured Debt - Term Loan	SOFR+540, 1.00% Floor	08/02/27	458	457	454	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+540, 1.00% Floor	08/02/27	3,385	3,351	3,323	(9)(17)(18)(23)
	First Lien Secured Debt - Revolver	SOFR+540, 1.00% Floor	08/02/27	—	(34)	(5)	(8)(9)(16)(17) (18)
					5,140	5,137
Tarrytown
Tarrytown Acquisition Holdings, LLC	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	11/12/32	3,583	3,550	3,549	(9)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 0.75% Floor	11/12/32	—	(4)	(7)	(8)(9)(17)(18)
	First Lien Secured Debt - Revolver	SOFR+475, 0.75% Floor	11/12/32	—	(6)	(6)	(8)(9)(17)(18)
					3,540	3,536

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (34)	Fair Value (1)(35)
Team Select
TS Investors, LLC	First Lien Secured Debt - Term Loan	SOFR+475, 1.00% Floor	05/04/29	13,613	13,449	13,511	(9)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 1.00% Floor	05/04/29	13,701	13,572	13,599	(9)(22)(23)
	First Lien Secured Debt - Revolver	SOFR+475, 1.00% Floor	05/04/29	—	(17)	(14)	(8)(9)(17)(18)
					27,004	27,096
Thomas Scientific
BSP-TS, LP	Preferred Equity - Preferred Equity	N/A	N/A	30 Shares	25	59	(9)(13)
	Common Equity - Common Stock	N/A	N/A	185 Shares	185	10	(9)(13)
Thomas Scientific, LLC	First Lien Secured Debt - Term Loan	SOFR+640, 1.00% Floor	12/14/27	32,850	32,608	31,625	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+640, 1.00% Floor	12/14/27	2,352	2,333	2,239	(9)(17)(18)(20) (23)
					35,151	33,933
WellDyneRx, LLC
	First Lien Secured Debt - Term Loan	SOFR+685, 0.75% Floor	12/31/27	17,354	17,198	17,094	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+685, 0.75% Floor	12/31/27	—	(9)	(29)	(8)(9)(17)(18)
					17,189	17,065
Xanitos
Pure Upper Holdco LLC	First Lien Secured Debt - Term Loan	SOFR+475, 1.00% Floor	12/03/31	6,428	6,365	6,332	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 1.00% Floor	12/03/31	—	(8)	(27)	(8)(9)(17)(18)
	First Lien Secured Debt - Revolver	SOFR+475, 1.00% Floor	12/03/31	—	(17)	(27)	(8)(9)(17)(18)
Xanitos TopCo, LLC	Common Equity - Membership Interests	N/A	N/A	100,000 Shares	100	104	(9)(13)(19)
					6,440	6,382
		Total Health Care Providers & Services			$305,952	$280,310
Health Care Technology
Arcadia Solutions
Arcadia Solutions, Inc.	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	08/12/32	$10,714	$10,615	$10,473	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+550, 1.00% Floor	08/12/32	—	(16)	(40)	(8)(9)(17)(18)
					10,599	10,433
CNSI
Acentra Holdings, LLC (fka CNSI Holdings, LLC)	First Lien Secured Debt - Term Loan	SOFR+550, 0.50% Floor	12/17/29	17,415	17,044	17,415	(9)(23)
	First Lien Secured Debt - Term Loan	SOFR+575, 0.50% Floor	12/17/29	3,910	3,872	3,910	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+550, 0.50% Floor	12/17/29	—	(38)	—	(9)(17)(18)
					20,878	21,325

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (34)	Fair Value (1)(35)
Gainwell
Gainwell Acquisition Corp. (Milano Acquisition Corp)	First Lien Secured Debt - Term Loan	SOFR+400, 0.75% Floor	10/01/27	16,560	16,041	16,111	(10)(23)
Inovalon
Inovalon Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+286 Cash plus 2.75% PIK, 0.75% Floor	11/24/28	6,315	6,250	5,621	(23)
	Second Lien Secured Debt - Term Loan	12.28%	11/24/33	98	91	51	(14)
					6,341	5,672
Merative
Merative L.P.	First Lien Secured Debt - Term Loan	SOFR+450, 0.75% Floor	09/30/32	4,107	4,088	4,087	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+450, 0.75% Floor	09/30/32	—	(1)	(2)	(8)(9)(17)(18)
	First Lien Secured Debt - Revolver	SOFR+450, 0.75% Floor	09/30/32	—	(2)	(2)	(8)(9)(17)(18)
					4,085	4,083
MRO Parent Corporation
MRO Parent Corporation	First Lien Secured Debt - Term Loan	SOFR+450, 0.75% Floor	06/09/32	4,238	4,180	4,238	(9)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+450, 0.75% Floor	06/09/32	—	(2)	—	(9)(17)(18)
	First Lien Secured Debt - Revolver	SOFR+450, 0.75% Floor	06/09/32	—	(5)	—	(9)(17)(18)
					4,173	4,238
		Total Health Care Technology			$62,117	$61,862
Hotels, Restaurants & Leisure
CircusTrix
CircusTrix Holdings LLC	First Lien Secured Debt - Term Loan	SOFR+675, 1.00% Floor	07/18/28	$975	$962	$951	(9)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+675, 1.00% Floor	07/18/28	6,934	6,836	6,761	(9)(22)
	First Lien Secured Debt - Revolver	SOFR+675, 1.00% Floor	07/18/28	600	588	575	(9)(17)(18)(22)
					8,386	8,287
Crumbl
Crumbl Enterprises LLC	First Lien Secured Debt - Term Loan	SOFR+450, 0.75% Floor	05/05/32	9,190	9,107	9,006	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+450, 0.75% Floor	05/05/32	—	(6)	(15)	(8)(9)(17)(18)
					9,101	8,991
Guernsey
Guernsey Holdings SDI LA LLC	First Lien Secured Debt - Term Loan	6.95%	11/18/26	1,515	1,513	1,493	(9)
International Cruise & Excursion Gallery, Inc.
Arrivia, Inc. (International Cruise & Excursion Gallery, Inc) (4)	First Lien Secured Debt - Term Loan	SOFR+600, 1.00% Floor	12/31/28	4,012	8,739	3,944	(23)
	Common Equity - Membership Interests	N/A	N/A	531,312 Shares	4,740	2,628	(13)(19)
					13,479	6,572

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (34)	Fair Value (1)(35)
Munson
Munson Buffalo Restaurant Group LLC	First Lien Secured Debt - Term Loan	10.16%	05/31/29	3,474	3,400	2,553	(9)(14)
	First Lien Secured Debt - Delayed Draw	10.16%	05/31/29	5,468	5,357	3,768	(9)(14)(18)
					8,757	6,321
PARS Group LLC
PARS Group LLC	First Lien Secured Debt - Term Loan	SOFR+685, 1.50% Floor	04/03/28	8,590	8,518	7,302	(9)(22)
Taco Cabana
YTC Enterprises, LLC	First Lien Secured Debt - Term Loan	SOFR+636, 1.00% Floor	08/16/26	7,983	7,981	7,644	(9)(22)
Tasty Chick'n
Tasty Chick'n LLC	First Lien Secured Debt - Term Loan	9.91%	05/16/29	11,620	11,281	7,495	(9)(14)
	First Lien Secured Debt - Delayed Draw	9.91%	05/16/29	272	267	176	(9)(14)
	First Lien Secured Debt - Revolver	9.91%	05/16/29	878	841	153	(9)(14)(18)
					12,389	7,824
The Club Company
Eldrickco Limited	First Lien Secured Debt - Term Loan	SON+528, 0.50% Floor	11/26/29	£8,945	11,544	11,735	(9)(15)(21)
	First Lien Secured Debt - Delayed Draw	SON+528, 0.50% Floor	11/26/29	£10,747	13,420	14,093	(9)(15)(21)
	First Lien Secured Debt - Revolver	SON+528, 0.50% Floor	11/26/29	£356	418	464	(9)(15)(18)(21)
	First Lien Secured Debt - Revolver	SON+500, 0.50% Floor	11/26/29	£—	(1)	(6)	(8)(9)(15)(17) (18)
					25,381	26,286
Walters Wedding Estates
WH BorrowerCo, LLC	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	08/02/30	11,243	11,089	10,822	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	08/02/30	4,347	4,264	4,067	(9)(17)(18)(22) (23)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	08/02/30	583	555	489	(9)(17)(18)(23)
					15,908	15,378
		Total Hotels, Restaurants & Leisure			$111,413	$96,098
Household Durables
Allstar Holdings
Athlete Buyer, LLC	First Lien Secured Debt - Term Loan	SOFR+610, 1.00% Floor	04/26/29	$1,903	$1,875	$1,589	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+610, 1.00% Floor	04/26/29	22,923	22,504	19,141	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+610, 1.00% Floor	04/24/29	513	507	428	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+610, 1.00% Floor	04/26/29	3,201	3,140	2,336	(9)(17)(18)(23)
					28,026	23,494

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (34)	Fair Value (1)(35)
Polywood
Poly-Wood, LLC	First Lien Secured Debt - Term Loan	SOFR+488, 1.00% Floor	03/20/30	2,720	2,679	2,706	(9)(22)
	First Lien Secured Debt - Revolver	SOFR+488, 1.00% Floor	03/20/30	191	184	189	(9)(17)(18)(22)
					2,863	2,895
		Total Household Durables			$30,889	$26,389
Insurance
GoHealth
Norvax, LLC (dba GoHealth)	First Lien Secured Debt - Term Loan	SOFR+550, 3.00% Floor	08/05/29	$840	$835	$780	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+550, 3.00% Floor	08/05/29	199	194	185	(9)
	First Lien Secured Debt - Revolver	15.21%	08/06/29	1,044	997	105	(9)(14)(18)
	Common Equity - Common Stock	N/A	N/A	8,648 Shares	—	—	(9)(13)(19)
					2,026	1,070
High Street Insurance
High Street Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+450, 0.75% Floor	04/14/28	9,969	9,898	9,919	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+450, 0.75% Floor	04/14/28	18,932	18,817	18,837	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+450, 0.75% Floor	04/16/27	—	(8)	(11)	(8)(9)(17)(18)
					28,707	28,745
Spectrum Automotive
Shelby 2021 Holdings Corp.	First Lien Secured Debt - Term Loan	SOFR+525, 0.75% Floor	06/29/28	13,927	13,840	13,823	(9)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 0.75% Floor	06/29/28	6,377	6,292	6,312	(9)(17)(18)(22)
	First Lien Secured Debt - Revolver	SOFR+525, 0.75% Floor	06/29/27	—	(1)	(3)	(8)(9)(17)(18)
					20,131	20,132
		Total Insurance			$50,864	$49,947
Interactive Media & Services
Securus Technologies Holdings, Inc.
Aventiv Technologies, LLC (fka Securus Technologies Holdings, LLC)	First Lien Secured Debt - Term Loan	SOFR+1026, 1.00% Floor	09/30/26	$2,205	$2,184	$2,306	(10)(23)
	Second Lien Secured Debt - Term Loan	12.98%	09/30/26	9,451	7,687	—	(14)
		Total Interactive Media & Services			$9,871	$2,306

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (34)	Fair Value (1)(35)
IT Services
Avenu Insights & Analytics
ACP Avenu Buyer, LLC	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	10/02/29	$3,667	$3,624	$3,538	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	10/02/29	5,444	5,322	5,051	(9)(17)(18)(23)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	10/02/29	—	(22)	(50)	(8)(9)(17)(18)
					8,924	8,539
Distinct
Distinct Holdings Inc	First Lien Secured Debt - Term Loan	SOFR+575, 1.00% Floor	07/18/29	13,044	12,837	11,765	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+575, 1.00% Floor	07/18/29	1,260	1,239	1,085	(9)(17)(18)(23) (24)
					14,076	12,850
GrayMatter Systems
Genius Bidco LLC	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	05/01/30	1,317	1,297	1,271	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	05/01/30	4,988	4,904	4,813	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	05/01/30	309	293	269	(9)(16)(17)(18) (23)
	Common Equity - Common Stock	N/A	N/A	773 Shares	77	43	(9)(13)
					6,571	6,396
New Era Technology, Inc.
New Era Technology, Inc.	First Lien Secured Debt - Term Loan	SOFR+640 PIK, 1.00% Floor	06/30/30	13,325	13,325	12,859	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+625, 0.00% Floor	06/30/30	485	485	424	(9)(17)(18)(23)
	Preferred Equity - Preferred Equity	N/A	N/A	11,937 Shares	10,818	6,100	(9)(13)(19)
	Common Equity - Common Stock	N/A	N/A	11,937 Shares	—	—	(9)(13)(19)
					24,628	19,383
VikingCloud
Bullcave Limited	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	08/06/30	29,032	28,683	28,669	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+500, 0.75% Floor	08/06/30	3,684	3,622	3,615	(9)(17)(18)(23)
					32,305	32,284
		Total IT Services			$86,504	$79,452

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (34)	Fair Value (1)(35)
Leisure Products
Dan Dee
Project Comfort Buyer, Inc.	Preferred Equity - Preferred Equity	N/A	N/A	491,405 Shares	$492	$211	(9)(13)
KLO Holdings, LLC
1244311 B.C. Ltd. (4)	Common Equity - Common Stock	N/A	N/A	1,000,032 Shares	1,000	65	(2)(13)(19)(32)
Paladone
Paladone Group Bidco Limited	First Lien Secured Debt - Term Loan	SOFR+585, 1.00% Floor	11/12/27	5,860	5,819	5,789	(9)(15)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+585, 1.00% Floor	11/12/27	918	915	907	(9)(15)(23)
	First Lien Secured Debt - Revolver	SOFR+585, 1.00% Floor	11/12/27	1,130	1,122	1,113	(9)(15)(17)(18) (23)
	First Lien Secured Debt - Revolver	SON+585, 1.00% Floor	11/12/27	£353	471	461	(9)(15)(18)(21)
Paladone Group Holdings Limited	Common Equity - Common Stock	N/A	N/A	70,183 Shares	93	118	(2)(9)(13)(15) (19)(32)
					8,420	8,388
		Total Leisure Products			$9,912	$8,664
Life Sciences Tools & Services
August Bio
August Bioservices, LLC	First Lien Secured Debt - Term Loan	SOFR+595, 2.00% Floor	06/01/29	$12,000	$11,958	$11,430	(9)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+595, 2.00% Floor	06/01/29	3,000	2,990	2,858	(9)(22)
	First Lien Secured Debt - Revolver	SOFR+400, 2.00% Floor	06/01/29	364	362	340	(9)(17)(18)(22)
					15,310	14,628
Unchained Labs
Unchained Labs, LLC	First Lien Secured Debt - Term Loan	SOFR+555, 1.00% Floor	08/09/27	1,844	1,834	1,816	(9)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+555, 1.00% Floor	08/09/27	2,183	2,172	2,150	(9)(22)
	First Lien Secured Debt - Revolver	SOFR+555, 1.00% Floor	08/09/27	—	(3)	(11)	(8)(9)(17)(18)
					4,003	3,955
		Total Life Sciences Tools & Services			$19,313	$18,583
Machinery
Carlisle Fluid Technologies
LSF12 Donnelly Bidco, LLC	First Lien Secured Debt - Term Loan	SOFR+650, 1.00% Floor	10/02/29	$14,625	$14,355	$14,349	(9)(22)
Flow Control
Flow Control Intermediate Holdings 2.0, LLC	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	05/01/31	5,293	5,223	5,214	(9)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	05/01/31	813	786	763	(9)(17)(18)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	05/01/31	—	(17)	(20)	(8)(9)(17)(18)
					5,992	5,957

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (34)	Fair Value (1)(35)
Ideal Tridon
Ideal Components Acquisition, LLC	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	06/30/32	13,026	12,846	12,831	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 0.75% Floor	06/30/32	—	(16)	(36)	(8)(9)(17)(18)
	First Lien Secured Debt - Revolver	SOFR+500, 0.75% Floor	06/30/32	267	240	237	(9)(17)(18)(22)
					13,070	13,032
JPW
JPW Industries Holding Corporation	First Lien Secured Debt - Term Loan	SOFR+588, 2.00% Floor	11/22/28	2,393	2,393	2,357	(9)(23)
Milacron (Project Iota)
IOTA HOLDINGS 3	First Lien Secured Debt - Term Loan	SOFR+475, 0.00% Floor	03/31/32	22,505	22,190	21,830	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+475, 0.00% Floor	03/31/32	1,327	1,264	1,206	(9)(17)(18)(23)
					23,454	23,036
Relevant Industrial
Relevant Industrial, LLC	First Lien Secured Debt - Term Loan	SOFR+450, 1.00% Floor	05/16/31	8,153	8,058	7,990	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+450, 1.00% Floor	05/16/31	195	165	88	(9)(17)(18)(23)
	First Lien Secured Debt - Revolver	SOFR+450, 1.00% Floor	05/16/31	—	(15)	(29)	(8)(9)(17)(18)
					8,208	8,049
		Total Machinery			$67,472	$66,780
Media
Accelerate360
Accelerate360 Holdings, LLC	First Lien Secured Debt - Term Loan	SOFR+626, 1.00% Floor	02/11/27	$3,368	$3,368	$3,309	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+626, 1.00% Floor	02/11/27	1,345	1,345	1,300	(9)(17)(18)(23)
					4,713	4,609
Acosta
Acosta Holdings Corp.	Preferred Equity - Preferred Equity	N/A	N/A	11,749 Shares	527	727
	Common Equity - Common Stock	N/A	N/A	6,266 Shares	77	39
					604	766
ChyronHego Corporation
ChyronHego Corporation (5)	Preferred Equity - Preferred Equity	N/A	N/A	7,800 Shares	6,000	6,827	(13)(19)
ChyronHego US Holding Corporation (5)	First Lien Secured Debt - Term Loan	SOFR+350, 1.75% Floor	06/30/29	105,656	105,455	105,656
	First Lien Secured Debt - Revolver	SOFR+600, 1.75% Floor	06/30/29	18,467	18,453	18,467	(17)(18)(23)
					129,908	130,950

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (34)	Fair Value (1)(35)
FingerPaint Marketing
KL Charlie Acquisition Company	First Lien Secured Debt - Term Loan	SOFR+510, 1.00% Floor	12/30/29	12,843	12,747	12,715	(9)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+510, 1.00% Floor	12/30/29	9,217	9,166	9,093	(9)(17)(18)(22)
	First Lien Secured Debt - Revolver	SOFR+510, 1.00% Floor	12/30/29	—	(14)	(20)	(8)(9)(17)(18)
KL Charlie Co-Invest, L.P.	Common Equity - Common Stock	N/A	N/A	218,978 Shares	220	328	(9)(13)
					22,119	22,116
HALO Branded Solutions
HALO Buyer, Inc	First Lien Secured Debt - Term Loan	SOFR+600, 1.00% Floor	08/07/29	8,609	8,473	8,325	(9)(22)
	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	08/07/29	402	382	359	(9)(17)(18)(22)
					8,855	8,684
Hero Digital
HRO (Hero Digital) Holdings, LLC	First Lien Secured Debt - Term Loan	SOFR+560, 1.00% Floor	11/18/28	24,514	24,287	23,713	(9)(23)
	First Lien Secured Debt - Term Loan	SOFR+610, 1.00% Floor	11/18/28	2,112	2,083	2,043	(9)(23)
	First Lien Secured Debt - Revolver	P+460, 1.00% Floor	11/18/26	1,772	1,765	1,663	(9)(17)(18)(20)
HRO Holdings I LP	Common Equity - Common Stock	N/A	N/A	213 Shares	213	200	(9)(13)
					28,348	27,619
Wilson Language Training
Owl Parent Holdings, LLC	Common Equity - Common Stock	N/A	N/A	100 Shares	100	166	(9)
		Total Media			$194,647	$194,910
Multi-Utilities
Congruex
Congruex Group LLC	First Lien Secured Debt - Term Loan	SOFR+590, 1.50% Floor	05/03/29	$16,014	$15,838	$10,910	(9)(10)(23)
SEER
GS SEER Group Borrower LLC	First Lien Secured Debt - Term Loan	SOFR+675, 1.00% Floor	04/29/30	3,167	3,103	3,017	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+675, 1.00% Floor	04/29/30	1,159	1,134	1,095	(9)(17)(18)(23)
	First Lien Secured Debt - Revolver	SOFR+675, 1.00% Floor	04/30/29	147	141	129	(9)(17)(18)(22)
GS SEER Group Holdings, LLC	Common Equity - Common Stock	N/A	N/A	42 Shares	42	32	(9)(13)
					4,420	4,273
		Total Multi-Utilities			$20,258	$15,183

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (34)	Fair Value (1)(35)
Paper & Forest Products
BiOrigin Specialty Products
Complete Paper Inc.	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	02/04/31	$14,850	$14,651	$14,317	(9)(22)
		Total Paper & Forest Products			$14,651	$14,317
Passenger Airlines
Merx Aviation Finance, LLC
Merx Aviation Finance, LLC (5)	First Lien Secured Debt - Revolver	10%	10/31/26	$—	$—	$—	(18)
	Common Equity - Membership Interests	N/A	N/A	—	71,465	80,701	(13)(19)
		Total Passenger Airlines			$71,465	$80,701
Personal Care Products
Dr. Scholl's
DRS Holdings III, Inc.	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	11/01/28	$23,115	$23,028	$22,884	(9)(22)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	11/01/28	—	(5)	(15)	(8)(9)(17)(18)
					23,023	22,869
LashCo
Lash OpCo, LLC	First Lien Secured Debt - Term Loan	SOFR+510 Cash plus 2.00% PIK, 1.00% Floor	09/17/27	45,189	44,989	41,553	(9)(22)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+510 Cash plus 2.00% PIK, 1.00% Floor	09/17/27	2,431	2,424	2,235	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+510 Cash plus 2.00% PIK, 1.00% Floor	09/17/27	—	(13)	(135)	(8)(9)(17)(18)
					47,400	43,653
RoC Skincare
RoC Holdco LLC	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	02/21/31	12,549	12,326	12,423	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	02/21/31	4,117	4,089	4,076	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	02/21/30	—	(29)	(22)	(8)(9)(17)(18)
					16,386	16,477
Suave
Silk Holdings I Corp.	Common Equity - Common Stock	N/A	N/A	100 Shares	100	237	(9)(13)
Silk Holdings III Corp.	First Lien Secured Debt - Term Loan	SOFR+450, 0.50% Floor	12/03/32	25,640	25,153	25,384	(9)(22)
					25,253	25,621
Summer Fridays
Summer Fridays, LLC	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	05/16/31	22,975	22,660	22,630	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	05/16/31	—	(24)	(28)	(8)(9)(17)(18)
					22,636	22,602
		Total Personal Care Products			$134,698	$131,222

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (34)	Fair Value (1)(35)
Pharmaceuticals
Alcresta Therapeutics Inc.
Alcresta Holdings, LP	Preferred Equity - Preferred Equity	N/A	N/A	116 Shares	$116	$83	(9)(13)
	Common Equity - Common Stock	N/A	N/A	1,176 Shares	1	113	(9)(13)
Alcresta Therapeutics Inc.	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	03/12/31	9,260	9,209	9,168	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+550, 1.00% Floor	03/12/31	103	95	99	(9)(17)(18)(23)
					9,421	9,463
Avid Bioservices
Space Finco, Inc.	First Lien Secured Debt - Term Loan	SOFR+575, 1.00% Floor	02/05/32	10,532	10,390	10,372	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+575, 1.00% Floor	02/05/32	6,898	6,773	6,730	(9)(17)(18)(23)
	First Lien Secured Debt - Revolver	SOFR+575, 1.00% Floor	02/05/31	—	(41)	(48)	(8)(9)(17)(18)
Space Parent, LP	Preferred Equity - Preferred Equity	N/A	N/A	99,000 Shares	100	98	(9)(13)
	Common Equity - Common Stock	N/A	N/A	1,000 Shares	1	1	(9)(13)
					17,223	17,153
Ora LLC
Orion Buyer, LLC	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	07/18/30	6,815	6,710	6,338	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	07/18/30	—	(12)	(118)	(8)(9)(17)(18)
	First Lien Secured Debt - Revolver	P+400, 1.00% Floor	07/18/30	1,401	1,380	1,303	(9)(18)(20)
TVG Orion Blocker, Inc.	Common Equity - Common Stock	N/A	N/A	2 Shares	108	—	(9)(13)
	Unsecured Debt - Promissory Note	11.34%	07/11/30	21	20	—	(9)
					8,206	7,523
PAI Pharma
Pai Middle Tier, LLC	First Lien Secured Debt - Term Loan	SOFR+450, 0.75% Floor	02/13/32	26,351	25,937	25,648	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+450, 0.75% Floor	02/13/32	350	306	257	(9)(17)(18)(23)
PAI Co-Investor FT Aggregator LLC	Common Equity - Common Stock	N/A	N/A	100 Shares	100	83	(9)(13)
					26,343	25,988
Sterling Pharma
Saffron Bidco Ltd	First Lien Secured Debt - Term Loan	SOFR+325 Cash plus 2.50% PIK, 0.75% Floor	09/24/31	13,679	13,455	13,269	(9)(15)(24)
	First Lien Secured Debt - Term Loan	EURIBOR+325 Cash plus 2.50% PIK, 0.75% Floor	09/24/31	€98	107	110	(9)(15)(28)
	First Lien Secured Debt - Delayed Draw	SON+325 Cash plus 2.50% PIK, 0.75% Floor	09/24/31	£—	(65)	(244)	(8)(9)(15)(17) (18)
					13,497	13,135

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)		Cost (34)	Fair Value (1)(35)
Trillium
Trillium Health Care Products Inc.	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	08/06/31		8,023	7,872	7,763	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	08/06/31		1,006	990	973	(9)(17)(18)(23) (24)
	First Lien Secured Debt - Revolver	CORRA+525, 1.00% Floor	08/06/31	C$	—	—	(20)	(8)(9)(17)(18)
						8,862	8,716
		Total Pharmaceuticals				$83,552	$81,978
Professional Services
AGDATA
AGDATA Midco, LLC	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	07/01/30		$5,405	$5,342	$5,297	(9)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 0.75% Floor	07/01/30		708	683	628	(9)(17)(18)(22)
	First Lien Secured Debt - Revolver	SOFR+475, 0.75% Floor	07/01/30		174	168	163	(9)(17)(18)(22)
						6,193	6,088
BDO USA
BDO USA, P.A.	First Lien Secured Debt - Term Loan	SOFR+500, 2.00% Floor	08/31/28		11,700	11,700	11,413	(9)(23)
DCM Services
DCM Parent, LLC	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	03/12/31		12,548	12,376	12,359	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	03/12/31		—	(29)	(35)	(8)(9)(17)(18)
						12,347	12,324
DecisionHR
DecisionHR Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+450, 1.00% Floor	12/08/31		6,809	6,743	6,743	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+450, 1.00% Floor	12/08/31		—	(10)	(20)	(8)(9)(17)(18)
	First Lien Secured Debt - Revolver	SOFR+450, 1.00% Floor	12/08/31		—	(10)	(10)	(8)(9)(17)(18)
						6,723	6,713
Escalent
M&M OPCO, LLC	First Lien Secured Debt - Term Loan	SOFR+600, 1.00% Floor	04/07/29		11,885	11,682	11,647	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	04/07/29		—	(7)	(10)	(8)(9)(17)(18)
						11,675	11,637
G&A
G&A Partners Holding Company II, LLC	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	03/03/31		6,628	6,541	6,612	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 0.75% Floor	03/01/31		2,298	2,277	2,292	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+618, 0.75% Floor	03/01/30		—	(5)	(1)	(8)(9)(17)(18)
						8,813	8,903

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (34)	Fair Value (1)(35)
Health & Safety Institute
HSI Halo Holdings, LLC	Common Equity - Common Stock	N/A	N/A	1,010 Shares	46	1,394	(9)(13)
Lexitas
Chronicle Parent LLC	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	04/15/31	6,984	6,924	6,845	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	04/15/31	300	291	256	(9)(17)(18)(23)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	04/15/31	—	(6)	(15)	(8)(9)(17)(18)
					7,209	7,086
North Highland
The North Highland Company LLC	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	12/20/31	3,026	3,000	2,981	(9)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 0.75% Floor	12/20/31	—	(5)	(17)	(8)(9)(17)(18)
	First Lien Secured Debt - Revolver	SOFR+475, 0.75% Floor	12/20/30	137	131	125	(9)(17)(18)(22)
					3,126	3,089
PSI Services, LLC
Lifelong Learner Holdings, LLC	First Lien Secured Debt - Term Loan	SOFR+115 Cash plus 6.75% PIK, 1.00% Floor	04/12/27	5,727	5,672	4,705	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+115 Cash plus 6.75% PIK, 1.00% Floor	04/12/27	584	583	477	(9)(18)(23)
					6,255	5,182
Schlesinger Group
Schlesinger Global, LLC	First Lien Secured Debt - Term Loan	SOFR+585 Cash plus 0.50% PIK, 1.00% Floor	03/31/27	6,281	6,318	5,917	(9)(22)
		Total Professional Services			$80,405	$79,746
Software
Acronis AG
Angel Lux Bidco S.a.r.l.	First Lien Secured Debt - Term Loan	SOFR+525, 0.00% Floor	12/20/32	$5,000	$4,950	$4,950	(15)(23)
Align
RMCF V CIV L, L.P.	Common Equity - Common Stock	N/A	N/A	241 Shares	500	546	(9)(13)(15)
American Megatrends
AMI Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	10/17/31	12,964	12,775	12,705	(9)(25)
	First Lien Secured Debt - Revolver	SOFR+500, 0.75% Floor	10/17/31	—	(23)	(43)	(8)(9)(17)(18)
					12,752	12,662
Asure Software
Asure Software, Inc.	First Lien Secured Debt - Term Loan	SOFR+500, 2.00% Floor	04/01/30	6,667	6,639	6,550	(9)(15)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 2.00% Floor	04/01/30	13,333	13,278	13,100	(9)(15)(22)
					19,917	19,650

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (34)	Fair Value (1)(35)
Beeline
IQN Holding Corp.	First Lien Secured Debt - Term Loan	SOFR+263 Cash plus 3.13% PIK, 0.75% Floor	05/02/29	4,460	4,460	4,259	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 0.75% Floor	05/02/28	154	154	142	(9)(17)(18)(23)
					4,614	4,401
Calero Holdings, Inc.
Telesoft Holdings, LLC	First Lien Secured Debt - Term Loan	SOFR+585, 1.00% Floor	12/16/26	21,364	21,324	21,099	(22)
	First Lien Secured Debt - Revolver	SOFR+585, 1.00% Floor	12/16/26	265	261	237	(17)(18)(22)
					21,585	21,336
Digital.ai
Digital.ai Software Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+600, 1.00% Floor	08/10/28	22,633	22,342	21,847	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	08/10/28	—	(24)	(85)	(8)(9)(17)(18)
					22,318	21,762
EVER.AG Corporation
EVER.AG Corporation	First Lien Secured Debt - Term Loan	SOFR+510, 1.00% Floor	06/24/27	20,535	20,383	20,311	(9)(22)
	First Lien Secured Debt - Revolver	SOFR+510, 1.00% Floor	06/24/27	—	(6)	(14)	(8)(9)(17)(18)
					20,377	20,297
Forcura + Medalogix (Project Tarpon)
F&M Buyer LLC	First Lien Secured Debt - Term Loan	SOFR+450, 0.75% Floor	03/18/32	16,901	16,753	16,732	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+450, 0.75% Floor	03/18/32	—	(24)	(56)	(8)(9)(17)(18)
	First Lien Secured Debt - Revolver	SOFR+450, 0.75% Floor	03/18/32	—	(21)	(25)	(8)(9)(17)(18)
					16,708	16,651
G2CI
Evergreen IX Borrower 2023, LLC	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	09/30/30	7,043	7,043	6,867	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+475, 0.75% Floor	10/01/29	—	—	(20)	(8)(9)(17)(18)
					7,043	6,847
Instem
Ichor Management Limited	First Lien Secured Debt - Term Loan	SOFR+575, 1.00% Floor	12/08/29	8,861	8,706	8,418	(9)(15)(24)
Litify
Litify Holdings Inc.	Common Equity - Common Stock	N/A	N/A	217,892 Shares	107	423	(9)(13)
Litify LLC	First Lien Secured Debt - Term Loan	SOFR+560, 1.00% Floor	02/02/29	29,167	28,662	28,146	(9)(22)
	First Lien Secured Debt - Revolver	SOFR+560, 1.00% Floor	02/02/29	—	(12)	(29)	(8)(9)(17)(18)
					28,757	28,540

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (34)	Fair Value (1)(35)
Lookout
Lookout, Inc.	First Lien Secured Debt - Term Loan	SOFR+625, 3.00% Floor	06/01/29	5,000	4,983	4,950	(9)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+625, 3.00% Floor	06/01/29	5,000	4,983	4,950	(9)(22)
					9,966	9,900
mPulse
mPulse Mobile, Inc.	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	08/26/32	8,057	7,978	7,674	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 0.75% Floor	08/26/32	—	(8)	(37)	(8)(9)(17)(18)
	First Lien Secured Debt - Revolver	SOFR+475, 0.75% Floor	08/26/32	—	(11)	(58)	(8)(9)(17)(18)
					7,959	7,579
MYCOM
Magnate Holding Corp.	First Lien Secured Debt - Term Loan	SOFR+625, 0.50% Floor	12/31/26	20,656	20,663	19,642	(9)(15)(23)
Naviga
Colonnade Parent Inc (fka Naviga Inc.)	First Lien Secured Debt - Term Loan	4.65%	09/30/26	12,918	10,677	5,813	(9)(14)
	First Lien Secured Debt - Delayed Draw	4.65%	09/30/26	2,208	1,808	993	(9)(14)
	First Lien Secured Debt - Revolver	4.65%	09/30/26	500	480	225	(9)(14)(18)
					12,965	7,031
New Relic
Crewline Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+675, 1.00% Floor	11/08/30	5,623	5,581	5,468	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+675, 1.00% Floor	11/08/30	—	—	(10)	(8)(9)(17)(18)
					5,581	5,458
Poppulo, Inc.
Four Winds Interactive LLC	First Lien Secured Debt - Term Loan	SOFR+575, 0.75% Floor	02/20/30	7,504	7,381	7,260	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+575, 0.75% Floor	02/20/30	—	(11)	(48)	(8)(9)(17)(18)
	First Lien Secured Debt - Revolver	SOFR+575, 0.75% Floor	02/20/30	—	(15)	(32)	(8)(9)(17)(18)
					7,355	7,180
Riverbed Technology, Inc.
	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	04/03/28	—	(5)	(10)	(8)(17)(18)
Simeio
Simeio Group Holdings, Inc.	First Lien Secured Debt - Term Loan	11.03%	02/02/26	8,128	8,115	5,690	(9)(14)(33)
	First Lien Secured Debt - Revolver	11.03%	02/02/26	884	876	619	(9)(14)(18)(33)
					8,991	6,309

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (34)	Fair Value (1)(35)
Solera
Polaris Newco, LLC	First Lien Secured Debt - Term Loan	SOFR+426, 0.50% Floor	06/02/28	8,045	8,007	7,102	(10)(23)
SPS Commerce, Inc.
	Common Equity - Common Stock	N/A	N/A	837 Shares	62	47	(10)(13)(15)
Texada
Texada Software LLC	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	04/30/30	6,923	6,819	6,646	(9)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+550, 1.00% Floor	04/30/30	2,051	2,020	1,969	(9)(22)
	First Lien Secured Debt - Revolver	SOFR+550, 1.00% Floor	04/30/30	77	63	36	(9)(17)(18)(22)
					8,902	8,651
The Weather Company
Zephyr Buyer, L.P.	First Lien Secured Debt - Term Loan	SOFR+475, 0.50% Floor	01/31/31	30,427	29,823	29,819	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+475, 0.50% Floor	01/31/31	—	(68)	(79)	(8)(9)(17)(18)
					29,755	29,740
Uniguest
Uniguest Holdings, Inc	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	11/27/30	19,593	19,349	18,772	(9)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	11/27/30	—	(23)	(166)	(8)(9)(17)(18)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	11/27/30	—	(14)	(50)	(8)(9)(17)(18)
					19,312	18,556
Uplight
Uplight, Inc.	First Lien Secured Debt - Term Loan	SOFR+600, 4.00% Floor	06/01/29	10,000	9,930	9,850	(9)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+600, 4.00% Floor	06/01/29	—	—	(150)	(8)(9)(18)
	First Lien Secured Debt - Revolver	SOFR+350, 4.00% Floor	06/01/29	300	300	285	(9)(17)(18)(22)
					10,230	9,985
Zafin
Zafin Labs Americas Incorporated	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	02/14/31	16,667	16,454	16,422	(9)(15)(23)
	First Lien Secured Debt - Revolver	SOFR+475, 0.75% Floor	02/14/31	—	(41)	(49)	(8)(9)(15)(17) (18)
					16,413	16,373
Zendesk
Zendesk, Inc.	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	11/22/28	6,603	6,603	6,273	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 0.75% Floor	11/22/28	1,684	1,684	1,600	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+500, 0.75% Floor	11/22/28	—	—	(35)	(8)(9)(17)(18)
					8,287	7,838
		Total Software			$342,670	$327,441

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (34)	Fair Value (1)(35)
Specialty Retail
Club Champion
Club Champion LLC	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	06/14/29	$8,997	$8,900	$8,907	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+500, 0.75% Floor	06/14/29	669	651	651	(9)(17)(18)(23)
					9,551	9,558
EG Group
EG Global Finance PLC	First Lien Secured Debt - Corporate Bond	SOFR+750, 0.50% Floor	11/30/28	6,267	6,388	6,627	(15)(23)
		Total Specialty Retail			$15,939	$16,185
Technology Hardware, Storage & Peripherals
Biamp
Biamp	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	04/30/30	$822	$810	$766	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	04/30/30	40	38	32	(9)(17)(18)(23)
					848	798
BusPatrol
BusPatrol Holdco	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	08/02/29	8,333	8,272	8,249	(9)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	08/02/29	6,666	6,643	6,583	(9)(18)(22)
	First Lien Secured Debt - Revolver	SOFR+400, 1.00% Floor	08/02/29	1,733	1,716	1,713	(9)(17)(18)(22)
					16,631	16,545
		Total Technology Hardware, Storage & Peripherals			$17,479	$17,343
Textiles, Apparel & Luxury Goods
Iconix Brand Group
IBG Borrower LLC	First Lien Secured Debt - Term Loan	SOFR+515, 1.00% Floor	08/22/29	$5,758	$5,717	$5,614	(9)(23)
	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	08/22/31	3,387	3,323	3,303	(9)(23)
					9,040	8,917
Sequential Brands Group, Inc.
Gainline Galaxy Holdings LLC	Common Equity - Common Stock	N/A	N/A	3,060 Shares	575	244	(13)(30)
Galaxy Universal LLC	First Lien Secured Debt - Term Loan	SOFR+575, 1.00% Floor	05/12/28	16,241	16,232	15,272	(23)(24)
	First Lien Secured Debt - Term Loan	SOFR+625, 1.00% Floor	05/12/28	2,480	2,480	2,368	(23)
	First Lien Secured Debt - Delayed Draw	SOFR+575, 1.00% Floor	05/12/28	761	748	714	(23)
					20,035	18,598
		Total Textiles, Apparel & Luxury Goods			$29,075	$27,515

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (34)	Fair Value (1)(35)
Trading Companies & Distributors
Banner Solutions
Banner Buyer, LLC	First Lien Secured Debt - Term Loan	10.24%	05/31/27	$12,377	$11,903	$7,137	(9)(14)
	First Lien Secured Debt - Delayed Draw	10.24%	05/31/27	3,014	2,891	1,738	(9)(14)
	First Lien Secured Debt - Revolver	10.24%	05/31/27	592	565	(227)	(8)(9)(14)(17) (18)
Banner Parent Holdings, Inc.	Common Equity - Common Stock	N/A	N/A	6,125 Shares	613	—	(9)(13)
					15,972	8,648
LSG
Lindstrom, LLC	First Lien Secured Debt - Term Loan	SOFR+550, 0.75% Floor	12/30/32	11,500	11,328	11,256	(9)(24)
	First Lien Secured Debt - Revolver	SOFR+550, 0.75% Floor	12/30/32	653	602	579	(9)(17)(18)(24)
					11,930	11,835
MacQueen Equipment, LLC
	First Lien Secured Debt - Delayed Draw	SOFR+551, 1.00% Floor	01/07/28	3,513	3,499	3,502	(9)(17)(18)(23)
McNichols Company
Patriot MCN Buyer Corp.	First Lien Secured Debt - Term Loan	SOFR+475, 1.75% Floor	10/01/31	3,873	3,828	3,827	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 1.75% Floor	10/01/31	—	(4)	(8)	(8)(9)(17)(18)
	First Lien Secured Debt - Revolver	SOFR+475, 1.75% Floor	10/01/31	—	(5)	(5)	(8)(9)(17)(18)
					3,819	3,814
Meritus Gas Partners
MGP Holdings III Corp.	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	03/01/30	14,030	13,841	13,819	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	03/01/30	1,833	1,805	1,794	(9)(17)(18)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	03/01/30	209	206	198	(9)(17)(18)(23)
					15,852	15,811
ORS Nasco
WC ORS Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	08/07/31	9,398	9,273	9,304	(9)(23)
WC ORS Holdings, L.P.	Common Equity - Common Stock	N/A	N/A	100,000 Shares	100	207	(9)(13)
					9,373	9,511

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (34)	Fair Value (1)(35)
PSE
Graffiti Parent, LP	Common Equity - Common Stock	N/A	N/A	2,439 Shares	244	171	(9)(13)
Painters Supply and Equipment Co. (fka Graffiti Buyer, Inc.)	First Lien Secured Debt - Term Loan	SOFR+560, 1.00% Floor	08/10/27	10,720	10,602	10,425	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+560, 1.00% Floor	08/10/27	3,617	3,588	3,417	(9)(17)(18)(23)
	First Lien Secured Debt - Revolver	SOFR+560, 1.00% Floor	08/10/27	—	(6)	(36)	(8)(9)(17)(18)
					14,428	13,977
		Total Trading Companies & Distributors			$74,873	$67,098
Total Investments before Cash Equivalents					$3,213,207	$2,971,487	(7)(12)
J.P. Morgan U.S. Government Money Market Fund		N/A	N/A	$155	$155	$155	(11)
Goldman Sachs Financial Square Government Fund, Institutional		N/A	N/A	$100	$100	$100	(11)
Total Investment after Cash Equivalents					$3,213,462	$2,971,742

Derivative Instrument	Settlement Date	Notional amount to be purchased	Notional amount to be sold		Footnote Reference
Foreign currency forward contract	6/17/2026	$13,463	C$	18,169	Note 5
Foreign currency forward contract	6/17/2026	8,477		€7,295	Note 5
Foreign currency forward contract	6/17/2026	36,501		£27,286	Note 5

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
(3)
Denotes investments in which the Company owns greater than 25% of the equity, where the governing documents of each entity preclude the Company from exercising a controlling influence over the management or policies of such entity. The Company does not have the right to elect or appoint more than 25% of the directors or another party has the right to elect or appoint more directors than the Company and has the right to appoint certain members of senior management. Therefore, the Company has determined that these entities are not controlled affiliates. As of March 31, 2026, we had a 100% equity ownership interest in Golden Bear 2016-R, LLC, a collateralized loan obligation.

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

(4)
Denotes investments in which we are an “Affiliated Person,” as defined in the Investment Company Act of 1940, as amended (the "1940 Act"), due to holding the power to vote or owning 5% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of December 31, 2025 and March 31, 2026 along with transactions during the three months ended March 31, 2026 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2025	Gross Additions ●	Gross Reductions ■	Net Change in Unrealized Gains (Losses)	Fair Value at March 31, 2026	Net Realized Gains (Losses)	Interest/ Dividend/ Other Income
1244311 B.C. Ltd.,Common Stock	$66	$—	$—	$(1)	$65	$—	$—
Carbonfree Chemicals Holdings LLC,Common Equity / Interest	18,332	—	—	(2,153)	16,179	—	—
FC2 LLC,Common Stock	—	—	—	—	—	—	—
FC2 LLC,Term Loan	12,373	—	—	(24)	12,349	—	200
Golden Bear 2016-R, LLC,Membership Interests	8,033	81	(576)	(80)	7,457	—	253
Surf Opco, LLC,Class A-1 Common	115	—	—	25	140	—	—
Surf Opco, LLC,Class P-1 Preferred	2,683	—	—	215	2,898	—	—
Surf Opco, LLC,Revolver	19,829	3,117	(4,610)	(33)	18,304	—	413
Surf Opco, LLC,Term Loan	9,431	18	(58)	36	9,356	(71)	201
Auto Pool 2023 Trust (Del. Stat. Trust) ,Membership Interests	10,317	—	(423)	(766)	9,128	—	—
Blue Jay Transit Inc.,Term Loan	19,344	7,319	(133)	(3,800)	22,734	4	—
Arrivia, Inc. (International Cruise & Excursion Gallery, Inc),Membership Interests	2,628	—	—	—	2,628	—	—
Arrivia, Inc. (International Cruise & Excursion Gallery, Inc),Term Loan	3,962	—	—	(18)	3,944	—	97
	$107,111	$10,534	$(5,801)	$(6,599)	$105,180	$(67)	$1,164
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

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

(5)
Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Fair value as of December 31, 2025 and March 31, 2026 along with transactions during the three months ended March 31, 2026 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2025	Gross Additions ●	Gross Reductions ■	Net Change in Unrealized Gains (Losses)	Fair Value at March 31, 2026	Net Realized Gains (Losses)	Interest/ Dividend/ Other Income
Majority Owned Company
ChyronHego US Holding Corporation	$19,467	$1,500	$(2,500)	$(1)	$18,467	$—	$485
ChyronHego US Holding Corporation	105,906	—	(247)	(3)	105,656	—	1,901
ChyronHego Corporation	13,045	—	—	(6,218)	6,827	—	—
Merx Aviation Finance, LLC	84,222	—	(3,425)	(96)	80,701	—	—
Merx Aviation Finance, LLC	18,576	0	(18,575)	(0)	—	—	209
	$241,216	$1,500	$(24,747)	$(6,319)	$211,651	$—	$2,595

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

As of March 31, 2026, the Company had a 72.9% and 100% equity ownership interest in ChyronHego Corporation and Merx Aviation Finance, LLC, respectively.

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

March 31, 2026

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
(12)
Aggregate gross unrealized gain and loss for federal income tax purposes is $26,894 and $308,160, respectively. Net unrealized loss is $281,266 based on a tax cost of $3,252,753.
(13)
Non-income producing security.
(14)
Non-accrual status (see Note 2 to the consolidated financial statements).
(15)
Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of March 31, 2026, non-qualifying assets represented approximately 8.3% of the total assets of the Company.
(16)
As of March 31, 2026, there were letters of credit issued and outstanding through the Company under this first lien senior secured revolving loan.
(17)
The undrawn portion of these committed revolvers and delayed draw term loans includes a commitment and unused fee rate.

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

(18)
As of March 31, 2026, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 8 to the consolidated financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit **	Undrawn Commitment
Accelerate360 Holdings, LLC	$2,544	$1,346	$—	$1,198
Accelevation LLC	3,540	769	—	2,771
Acentra Holdings, LLC (fka CNSI Holdings, LLC)	2,000	—	—	2,000
ACP Avenu Buyer, LLC	7,247	—	—	7,247
ACP Packaging Intermediateco, LLC	1,829	—	—	1,829
AGDATA Midco, LLC	3,828	174	—	3,654
Alcami Corporation	1,096	342	—	754
Alcresta Therapeutics Inc.	441	103	—	338
All Star Recruiting Locums, LLC	3,478	935	—	2,543
American Restoration Holdings, LLC	7,634	2,268	—	5,366
AMI Buyer, Inc.	1,905	—	—	1,905
Amplity Parent, Inc.	2,000	1,498	—	502
Amylu Borrower Sub, LLC	3,747	—	—	3,747
Arcadia Solutions, Inc.	1,786	—	—	1,786
Arcwood Environmental, Inc. (f/k/a Heritage Environmental Services, Inc.)	242	—	12	230
Aspen Aerogels, Inc.	100	7	—	93
Athlete Buyer, LLC	5,237	3,201	291	1,745
August Bioservices, LLC	500	364	—	136
Banner Buyer, LLC	1,935	592	—	1,343
Berner Food & Beverage, LLC	2,881	1,833	—	1,048
Biamp	120	40	4	76
Bingo Group Buyer, Inc.	4,130	25	—	4,105
Birch Group of Clinics Acquireco Inc.	1,702	—	—	1,702
Blue Jay Transit Inc.	—	—	—	—
Brush Group Bidco Limited*	1,984	—	—	1,984
Bullcave Limited	5,526	3,684	—	1,842
BusPatrol Holdco	3,667	1,733	—	1,934
Camin Cargo Control Holdings, Inc.	1,000	670	—	330
CARDS-Live Oak Holdings, Inc.	1,400	225	—	1,175
Celerion Buyer, Inc.	639	—	—	639
Cerus Corporation	5,000	1,043	—	3,957
Channelside AcquisitionCo, Inc. (fka Gruden Acquisition, Inc.)	333	—	128	205
Chronicle Parent LLC	2,663	—	—	2,663
ChyronHego US Holding Corporation	21,000	18,467	—	2,533
CI (MG) GROUP, LLC	6,223	1,176	—	5,047
CircusTrix Holdings LLC	1,000	600	—	400
Club Car Wash Operating, LLC	1,625	—	—	1,625
Club Champion LLC	1,807	669	—	1,138
Colonnade Parent Inc (fka Naviga Inc.)	500	500	—	—
Cool Buyer, Inc.	6,667	3,636	—	3,031
Coretrust Purchasing Group LLC (HPG Enterprises LLC)	963	—	—	963
Crewline Buyer, Inc.	377	—	—	377
CRS Holdings, Inc.	4,472	—	150	4,322
Crumbl Enterprises LLC	741	—	—	741
CSC Holdings, LLC	100	86	7	7

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit **	Undrawn Commitment
DCM Parent, LLC	2,326	—	—	2,326
DecisionHR Holdings, Inc.	3,191	—	—	3,191
Digital.ai Software Holdings, Inc.	2,419	—	—	2,419
Distinct Holdings Inc	1,758	1,260	469	29
DRS Holdings III, Inc.	1,483	—	—	1,483
Eagle Purchaser, Inc.	689	689	—	—
Eagle U.S. Purchaser, Inc.	1,421	—	—	1,421
Eldrickco Limited*	926	470	—	456
EmpiRx Health LLC	909	—	—	909
ePac Holdings LLC	4,000	—	227	3,773
EVER.AG Corporation	1,257	—	—	1,257
Evergreen IX Borrower 2023, LLC	795	—	—	795
Evolv Technologies Holdings, Inc.	9,000	—	—	9,000
ExactCare Parent, Inc.	1,967	—	—	1,967
Excelligence Learning Corporation	2,466	1,627	223	616
F&M Buyer LLC	8,099	—	—	8,099
Flow Control Intermediate Holdings 2.0, LLC	3,853	—	—	3,853
Four Winds Interactive LLC	2,439	—	5	2,434
G&A Partners Holding Company II, LLC	352	—	—	352
Gabriel Partners, LLC	699	699	—	—
Gateway US Holdings, Inc.	1,226	—	—	1,226
Genius Bidco LLC	1,160	309	77	774
GI Apple Midco LLC	556	250	75	231
Go Car Wash Management Corp.	417	83	—	334
Green Grass Foods, Inc.	1,250	—	—	1,250
GS SEER Group Borrower LLC	563	147	12	404
HALO Buyer, Inc	1,304	402	—	902
Health Management Associates Superholdings, Inc.	284	—	—	284
HEF Safety Ultimate Holdings, LLC	1,500	—	—	1,500
Heniff Holdco, LLC	3,925	3,793	132	—
High Street Buyer, Inc.	2,203	—	7	2,196
Hive Intermediate, LLC	2,326	1,147	—	1,179
HRO (Hero Digital) Holdings, LLC	2,657	1,772	—	885
Ideal Components Acquisition, LLC	4,408	267	40	4,101
IOTA HOLDINGS 3	4,825	1,327	6	3,492
IQN Holding Corp.	264	154	—	110
Ironhorse Purchaser, LLC	483	—	21	462
IW Buyer LLC	393	—	9	384
Jacent Strategic Merchandising, LLC	3,500	2,289	—	1,211
Justin's LLC	833	—	—	833
Kauffman Intermediate, LLC	1,371	1,371	—	—
KL Charlie Acquisition Company	5,141	—	—	5,141
Kure Pain Holdings, Inc.	2,654	505	—	2,149
Lash OpCo, LLC	1,612	—	—	1,612
LendingPoint 2018-1 Funding Trust	12,821	9,020	—	3,801
Lifelong Learner Holdings, LLC	597	584	—	13
Lindstrom, LLC	3,500	653	488	2,359
Litify LLC	833	—	—	833
Lotus Topco Inc.	962	—	—	962
LS Clinical Services Holdings, Inc.	1,875	1,050	—	825
Lunar Buyer, LLC	10,909	1,727	—	9,182
M&M OPCO, LLC	476	—	—	476
MacQueen Equipment, LLC	6,369	—	—	6,369
Marlin DTC-LS Midco 2, LLC	685	—	—	685
Maxor National Pharmacy Services, LLC	1,530	—	—	1,530

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit **	Undrawn Commitment
Medical Guardian, LLC	3,810	381	—	3,429
Merative L.P.	882	—	—	882
Merx Aviation Finance, LLC	—	—	—	—
Metz Culinary Management, LLC	822	—	—	822
MGP Holdings III Corp.	1,546	209	—	1,337
Midwest Vision Partners Management, LLC	639	639	—	—
Mobile Communications America, Inc.	3,449	—	—	3,449
mPulse Mobile, Inc.	1,923	—	—	1,923
MRO Parent Corporation	741	—	—	741
Munson Buffalo Restaurant Group LLC	947	—	—	947
Natus Sensory, Inc.	4,150	—	—	4,150
NCP-MSI Buyer	2,667	1,911	—	756
NeuroPace, Inc.	1,500	—	—	1,500
New Era Technology, Inc.	1,732	485	—	1,247
Norvax, LLC (dba GoHealth)	1,591	1,044	—	547
NPPI Buyer, LLC	7,895	—	—	7,895
Olympus Terminals Holdco II LLC	6,373	—	2,142	4,231
OMH-Healthedge Holdings, Inc.	1,312	—	—	1,312
Origami Opportunities Fund III, L.P.	3	—	—	3
Orion Buyer, LLC	3,081	1,401	—	1,680
Overhaul Group, Inc.	4,286	—	—	4,286
Pace Health Companies, LLC	4,399	—	138	4,261
Pai Middle Tier, LLC	3,500	350	—	3,150
Painters Supply and Equipment Co. (fka Graffiti Buyer, Inc.)	4,973	—	—	4,973
Paladone Group Bidco Limited	1,412	1,130	—	282
Paladone Group Bidco Limited*	467	467	—	—
Patriot Foods Buyer, Inc.	584	47	—	537
Patriot MCN Buyer Corp.	1,127	—	—	1,127
Pavement Preservation Acquisition, LLC	1,829	133	42	1,654
PMA Parent Holdings, LLC	987	—	—	987
Poly-Wood, LLC	409	191	—	218
Precision Refrigeration & Air Conditioning LLC	2,273	1,137	—	1,136
Protein For Pets Opco, LLC	896	—	—	896
Pure Upper Holdco LLC	3,556	—	—	3,556
R.F. Fager Company, LLC	437	31	—	406
Rarebreed Veterinary Partners, Inc.	957	144	43	770
Regis Corporation	4,167	172	833	3,162
Relevant Industrial, LLC	6,589	—	—	6,589
RHI Acquisition LLC	1,663	—	—	1,663
Riverbed Technology, Inc.	160	—	—	160
RoC Holdco LLC	2,195	—	—	2,195
Ronnoco Holdings, Inc.	2,172	579	—	1,593
Saffron Bidco Ltd*	8,135	—	—	8,135
SEV Intermediate Holdco, LLC	2,666	492	—	2,174
Shelby 2021 Holdings Corp.	2,664	—	—	2,664
Shout! Factory LLC	1,579	592	—	987
Simeio Group Holdings, Inc.	884	884	—	—
Smith Topco, Inc.	1,128	—	—	1,128
Space Finco, Inc.	7,447	—	—	7,447
Sperry Acquisition, LLC	615	—	—	615
Summer Fridays, LLC	1,852	—	73	1,779
Surf Opco, LLC	23,333	18,390	1,667	3,276
Tarrytown Acquisition Holdings, LLC	1,417	—	—	1,417
Tasty Chick'n LLC	2,041	878	—	1,163
TCW Midco LLC	1,145	—	—	1,145

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit **	Undrawn Commitment
TeamLINX Buyer, LLC	1,429	—	—	1,429
Telesoft Holdings, LLC	2,273	265	—	2,008
Texada Software LLC	1,026	77	—	949
The North Highland Company LLC	1,935	137	—	1,798
THLP CO., LLC	4,494	3,155	242	1,097
Thomas Scientific, LLC	3,092	2,352	—	740
Total Power Limited	4,615	—	—	4,615
Total Power Limited*	2,467	—	9	2,458
Traffic Management Solutions, LLC	7,704	—	59	7,645
Trench Plate Rental Co.	1,818	1,564	137	117
Trillium Health Care Products Inc.	1,038	1,003	—	35
Trillium Health Care Products Inc.*	602	—	—	602
Truck-Lite Co., LLC	1,274	—	4	1,270
TS Investors, LLC	1,885	—	—	1,885
Tyber Medical LLC	2,578	456	—	2,122
Tyber Medical LLC*	231	231	—	—
Ultra Clean Holdco LLC	6,964	—	—	6,964
Unchained Labs, LLC	726	—	—	726
Uniguest Holdings, Inc	5,159	—	—	5,159
USLS Acquisition, Inc.	2,979	563	86	2,330
Village Pet Care, LLC	4,950	803	—	4,147
Vixxo Corporation	1,250	—	—	1,250
Vybond Buyer, LLC	7,666	—	—	7,666
WelldyneRX, LLC	1,923	—	—	1,923
WH BorrowerCo, LLC	5,627	583	—	5,044
Zafin Labs Americas Incorporated	3,333	—	—	3,333
Zendesk, Inc.	696	—	—	696
Zephyr Buyer, L.P.	3,952	—	—	3,952
Total Commitments	$495,763	$120,457	$7,858	$367,448

* These investments are in a foreign currency and the total commitment has been converted to USD using the March 31, 2026 exchange rate.

**For all letters of credit issued and outstanding on March 31, 2026, $5,833 will expire in 2026, $1,623 will expire in 2027, $214 will expire in 2029 and $187 will expire in 2030.

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

(19)
Securities that are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2026, the aggregate fair value of these securities is $116,025 or 10% of the Company's net assets. The acquisition dates of the restricted securities are as follows:

Issuer	Investment Type	Acquisition Date
1244311 B.C. Ltd.	Common Equity - Common Stock	9/30/2020
Arrivia, Inc. (International Cruise & Excursion Gallery, Inc)	Common Equity - Membership Interests	12/31/2024
Carbonfree Chemicals Holdings LLC	Common Equity - Common Equity / Interest	11/1/2019
ChyronHego Corporation	Preferred Equity - Preferred Equity	12/29/2020
Eagle Aggregator Ltd	Preferred Equity - Preferred Equity	12/31/2025
Eagle Aggregator Ltd	Preferred Equity - Preferred Equity	12/31/2025
FC2 LLC	Common Equity - Common Stock	10/14/2022
Justin's LLC	Common Equity - Common Stock	12/15/2025
LendingPoint Consolidated, Inc.	Preferred Equity - Preferred Equity	12/30/2025
LendingPoint Consolidated, Inc.	Common Equity - Common Stock	12/30/2025
Merx Aviation Finance, LLC	Common Equity - Membership Interests	9/1/2022
Mitel Networks (International) Limited	Common Equity - Common Stock	6/20/2025
New Era Technology, Inc.	Preferred Equity - Preferred Equity	8/21/2025
Norvax, LLC (dba GoHealth)	Common Equity - Common Stock	8/6/2025
Overhaul Group, Inc.	Preferred Equity - Preferred Equity	8/18/2025
Paladone Group Holdings Limited	Common Equity - Common Stock	5/1/2025
Ronnoco Holdings, Inc.	Preferred Equity - Preferred Equity	3/17/2025
Surf Opco, LLC	Preferred Equity - Class P-1 Preferred	3/17/2021
Third Lane Mobility Inc.	Common Equity - Common Stock	3/22/2024
Third Lane Mobility Inc.	Warrants - Warrants	1/31/2025
Trench Safety Solutions Holdings, LLC	Preferred Equity - Preferred Equity	4/3/2025
Xanitos TopCo, LLC	Common Equity - Membership Interests	12/3/2025
(20)
The interest rate on these loans is subject to Prime, which as of March 31, 2026 was 6.75%.
(21)
The interest rate on these loans is subject to SONIA, which as of March 31, 2026 was 3.73%.
(22)
The interest rate on these loans is subject to 1 month SOFR, which as of March 31, 2026 was 3.66%.
(23)
The interest rate on these loans is subject to 3 months SOFR, which as of March 31, 2026 was 3.68%.
(24)
The interest rate on these loans is subject to 6 months SOFR, which as of March 31, 2026 was 3.70%.
(25)
The interest rate on these loans is subject to 12 months SOFR, which as of March 31, 2026 was 3.73%.
(26)
The interest rate on these loans is subject to 1 month CORRA, which as of March 31, 2026 was 2.28%.
(27)
The interest rate on these loans is subject to 3 months EURIBOR, which as of March 31, 2026 was 2.08%.
(28)
The interest rate on these loans is subject to 6 months EURIBOR, which as of March 31, 2026 was 2.48%.
(29)
The underlying investments of AIC SPV Holdings II, LLC is a securitization in which the Company owns preferred shares representing 14.25% economic interest.

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

(30)
AIC SB Holdings LLC, AIC SHD Holdings, AP Surf Investments, LLC are wholly-owned special purpose vehicles which only hold investments of the underlying portfolio companies and have no other significant assets or liabilities. AIC SB Holdings LLC holds equity investments in Gainline Galaxy Holdings LLC. AP Surf Investments, LLC holds equity investments in Surf Opco, LLC. AIC SHD Holdings LLC holds equity investments in both Carbonfree Chemicals Holdings, LLC and Carbonfree Chemicals SA, LLC.
(31)
The Company has approximately 22.5% ownership interest in Auto Pool 2023 Trust. Auto Pool 2023 Trust holds underlying assets that consist of a pool of retail auto loans and residual interests in auto loan trusts. The Company also continues to have an interest in any residual assets from the bankruptcy proceedings related to U.S. Auto Finance.
(32)
Common shares in 1244311 B.C. Ltd. are CAD denominated equity investments. Ordinary shares in Paladone Group Holdings Limited and Ordinary and Preference shares in Eagle Aggregator Ltd are GBP denominated equity investments.
(33)
As of March 31, 2026, the portfolio company remains in maturity default. The respective lenders are pursuing sale-related steps in the absence of an agreement to extend or waive the default.
(34)
The following shows the composition of the Company’s portfolio at cost by control designation, investment type and industry as of March 31, 2026:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Non-Controlled / Non-Affiliated Investments
Aerospace & Defense	$17,053	$—	$—	$—	$49	$110	$—	$17,212
Air Freight & Logistics	25,963	—	—	—	—	—	—	25,963
Automobile Components	20,204	—	—	—	—	23,856	—	44,060
Beverages	5,759	—	—	—	100	—	—	5,859
Biotechnology	24,313	—	—	—	333	—	389	25,035
Building Products	4,696	—	—	—	—	—	—	4,696
Chemicals	27,418	—	—	—	—	—	—	27,418
Commercial Services & Supplies	131,043	—	—	—	111	683	—	131,837
Communications Equipment	9,926	—	—	—	—	584	—	10,510
Construction & Engineering	75,163	—	—	—	4	50	—	75,217
Consumer Finance	53,403	—	1,842	—	2,943	750	—	58,938
Consumer Staples Distribution & Retail	43,064	—	—	—	—	169	—	43,233
Containers & Packaging	70,143	—	—	—	—	—	—	70,143
Diversified Consumer Services	206,301	—	—	—	—	632	—	206,933
Diversified Telecommunication Services	72	—	1,504	—	—	—	—	1,576
Electrical Equipment	39,628	—	—	—	—	250	—	39,878
Electronic Equipment, Instruments & Components	74,195	—	—	—	—	—	—	74,195
Energy Equipment & Services	3,644	—	—	—	—	—	—	3,644
Entertainment	13,563	—	—	—	—	—	—	13,563
Financial Services	78,121	—	—	—	534	17,010	—	95,665
Food Products	69,217	—	—	—	448	1,688	—	71,353
Ground Transportation	53,078	—	—	—	—	—	—	53,078
Health Care Equipment & Supplies	112,016	—	—	—	—	—	—	112,016
Health Care Providers & Services	305,459	—	—	—	75	418	—	305,952
Health Care Technology	62,026	91	—	—	—	—	—	62,117
Hotels, Restaurants & Leisure	97,934	—	—	—	—	—	—	97,934
Household Durables	30,889	—	—	—	—	—	—	30,889
Insurance	50,864	—	—	—	—	—	—	50,864
Interactive Media & Services	2,184	7,687	—	—	—	—	—	9,871
IT Services	75,609	—	—	—	10,818	77	—	86,504

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Leisure Products	$8,327	—	—	—	492	93	—	8,912
Life Sciences Tools & Services	19,313	—	—	—	—	—	—	19,313
Machinery	67,472	—	—	—	—	—	—	67,472
Media	63,602	—	—	—	527	610	—	64,739
Multi-Utilities	20,216	—	—	—	—	42	—	20,258
Paper & Forest Products	14,651	—	—	—	—	—	—	14,651
Personal Care Products	134,598	—	—	—	—	100	—	134,698
Pharmaceuticals	83,106	—	20	—	216	210	—	83,552
Professional Services	80,359	—	—	—	—	46	—	80,405
Software	342,001	—	—	—	—	669	—	342,670
Specialty Retail	15,939	—	—	—	—	—	—	15,939
Technology Hardware, Storage & Peripherals	17,479	—	—	—	—	—	—	17,479
Textiles, Apparel & Luxury Goods	28,500	—	—	—	—	575	—	29,075
Trading Companies & Distributors	73,916	—	—	—	—	957	—	74,873
Total Non-Controlled / Non-Affiliated Investments	$2,752,427	$7,778	$3,366	$—	$16,650	$49,579	$389	$2,830,189
Non-Controlled / Affiliated Investments
Chemicals	12,500	—	—	—	—	56,506	—	69,006
Consumer Finance	—	—	—	18,986	—	—	—	18,986
Electronic Equipment, Instruments & Components	32,643	—	—	—	1,713	—	—	34,356
Financial Services	—	—	—	13,517	—	—	—	13,517
Ground Transportation	30,579	—	—	—	—	722	—	31,301
Hotels, Restaurants & Leisure	8,739	—	—	—	—	4,740	—	13,479
Leisure Products	—	—	—	—	—	1,000	—	1,000
Total Non-Controlled / Affiliated Investments	$84,461	$—	$—	$32,503	$1,713	$62,968	$—	$181,645
Controlled Investments
Media	123,908	—	—	—	6,000	—	—	129,908
Passenger Airlines	—	—	—	—	—	71,465	—	71,465
Total Controlled Investments	$123,908	$—	$—	$—	$6,000	$71,465	$—	$201,373
Total	$2,960,796	$7,778	$3,366	$32,503	$24,363	$184,012	$389	$3,213,207

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

(35)
The following shows the composition of the Company’s portfolio at fair value by control designation, investment type and industry as of March 31, 2026:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total	% of Net Assets
Non-Controlled / Non-Affiliated Investments
Aerospace & Defense	$17,054	$—	$—	$—	$48	$127	$—	$17,229	1.46%
Air Freight & Logistics	26,234	—	—	—	—	—	—	26,234	2.23%
Automobile Components	19,679	—	—	—	—	180	—	19,859	1.69%
Beverages	5,798	—	—	—	100	—	—	5,898	0.50%
Biotechnology	24,418	—	—	—	333	84	133	24,968	2.12%
Building Products	4,689	—	—	—	—	—	—	4,689	0.40%
Chemicals	26,969	—	—	—	—	—	—	26,969	2.29%
Commercial Services & Supplies	130,338	—	—	—	82	373	—	130,793	11.12%
Communications Equipment	9,224	—	—	—	—	105	—	9,329	0.79%
Construction & Engineering	75,197	—	—	—	8	35	—	75,240	6.40%
Consumer Finance	34,729	—	1,842	—	—	—	—	36,571	3.11%
Consumer Staples Distribution & Retail	42,781	—	—	—	—	—	—	42,781	3.64%
Containers & Packaging	69,749	—	—	—	—	—	—	69,749	5.93%
Diversified Consumer Services	202,399	—	—	—	—	1,245	—	203,644	17.31%
Diversified Telecommunication Services	73	—	1,202	—	—	—	—	1,275	0.11%
Electrical Equipment	29,960	—	—	—	—	—	—	29,960	2.55%
Electronic Equipment, Instruments & Components	74,035	—	—	—	—	—	—	74,035	6.29%
Energy Equipment & Services	3,553	—	—	—	—	—	—	3,553	0.30%
Entertainment	13,430	—	—	—	—	—	—	13,430	1.14%
Financial Services	77,539	—	—	—	472	523	—	78,534	6.68%
Food Products	69,057	—	—	—	476	1,752	—	71,285	6.06%
Ground Transportation	51,078	—	—	—	—	—	—	51,078	4.34%
Health Care Equipment & Supplies	111,811	—	—	—	—	—	—	111,811	9.51%
Health Care Providers & Services	279,820	—	—	—	148	342	—	280,310	23.83%

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total	% of Net Assets
Health Care Technology	61,811	51	—	—	—	—	—	61,862	5.26%
Hotels, Restaurants & Leisure	89,526	—	—	—	—	—	—	89,526	7.61%
Household Durables	26,389	—	—	—	—	—	—	26,389	2.24%
Insurance	49,947	—	—	—	—	—	—	49,947	4.25%
Interactive Media & Services	2,306	—	—	—	—	—	—	2,306	0.20%
IT Services	73,309	—	—	—	6,100	43	—	79,452	6.75%
Leisure Products	8,270	—	—	—	211	118	—	8,599	0.73%
Life Sciences Tools & Services	18,583	—	—	—	—	—	—	18,583	1.58%
Machinery	66,780	—	—	—	—	—	—	66,780	5.68%
Media	62,500	—	—	—	727	733	—	63,960	5.44%
Multi-Utilities	15,151	—	—	—	—	32	—	15,183	1.29%
Paper & Forest Products	14,317	—	—	—	—	—	—	14,317	1.22%
Personal Care Products	130,985	—	—	—	—	237	—	131,222	11.16%
Pharmaceuticals	81,600	—	—	—	181	197	—	81,978	6.97%
Professional Services	78,352	—	—	—	—	1,394	—	79,746	6.78%
Software	326,425	—	—	—	—	1,016	—	327,441	27.84%
Specialty Retail	16,185	—	—	—	—	—	—	16,185	1.38%
Technology Hardware, Storage & Peripherals	17,343	—	—	—	—	—	—	17,343	1.47%
Textiles, Apparel & Luxury Goods	27,271	—	—	—	—	244	—	27,515	2.34%
Trading Companies & Distributors	66,720	—	—	—	—	378	—	67,098	5.70%
Total Non-Controlled / Non-Affiliated Investments	$2,633,384	$51	$3,044	$—	$8,886	$9,158	$133	$2,654,656	225.69%
% of Net Assets	223.88%	0.00%	0.26%	0.00%	0.76%	0.78%	0.01%	225.69%

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total	% of Net Assets
Non-Controlled / Affiliated Investments
Chemicals	12,349	—	—	—	—	16,177	—	28,526	2.43%
Consumer Finance	—	—	—	9,128	—	—	—	9,128	0.78%
Electronic Equipment, Instruments & Components	27,660	—	—	—	2,898	140	—	30,698	2.61%
Financial Services	—	—	—	7,457	—	—	—	7,457	0.63%
Ground Transportation	22,734	—	—	—	—	—	—	22,734	1.93%
Hotels, Restaurants & Leisure	3,944	—	—	—	—	2,628	—	6,572	0.56%
Leisure Products	—	—	—	—	—	65	—	65	0.01%
Total Non-Controlled / Affiliated Investments	$66,687	$—	$—	$16,585	$2,898	$19,010	$—	$105,180	8.94%
% of Net Assets	5.67%	0.00%	0.00%	1.41%	0.25%	1.62%	0.00%	8.94%
Controlled Investments
Media	124,123	—	—	—	6,827	—	—	130,950	11.13%
Passenger Airlines	—	—	—	—	—	80,701	—	80,701	6.86%
Total Controlled Investments	$124,123	$—	$—	$—	$6,827	$80,701	$—	$211,651	17.99%
% of Net Assets	10.55%	0.00%	0.00%	0.00%	0.58%	6.86%	0.00%	17.99%
Total	$2,824,194	$51	$3,044	$16,585	$18,611	$108,869	$133	$2,971,487	252.62%
% of Net Assets	240.10%	0.00%	0.26%	1.41%	1.58%	9.26%	0.01%	252.62%

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry Classification	Percentage of Total Investments (at Fair Value) as of March 31, 2026
Software	11.0%
Health Care Providers & Services	9.4%
Diversified Consumer Services	6.9%
Media	6.6%
Personal Care Products	4.4%
Commercial Services & Supplies	4.4%
Health Care Equipment & Supplies	3.8%
Electronic Equipment, Instruments & Components	3.5%
Hotels, Restaurants & Leisure	3.2%
Financial Services	2.9%
Pharmaceuticals	2.8%
Passenger Airlines	2.7%
Professional Services	2.7%
IT Services	2.7%
Construction & Engineering	2.5%
Ground Transportation	2.5%
Food Products	2.4%
Containers & Packaging	2.3%
Trading Companies & Distributors	2.3%
Machinery	2.2%
Health Care Technology	2.1%
Chemicals	1.9%
Insurance	1.7%
Consumer Finance	1.5%
Consumer Staples Distribution & Retail	1.4%
Electrical Equipment	1.0%
Textiles, Apparel & Luxury Goods	0.9%
Household Durables	0.9%
Air Freight & Logistics	0.9%
Biotechnology	0.8%
Automobile Components	0.7%
Life Sciences Tools & Services	0.6%
Technology Hardware, Storage & Peripherals	0.6%
Aerospace & Defense	0.6%
Specialty Retail	0.5%
Multi-Utilities	0.5%
Paper & Forest Products	0.5%
Entertainment	0.5%
Communications Equipment	0.3%
Leisure Products	0.3%
Beverages	0.2%
Building Products	0.2%
Energy Equipment & Services	0.1%
Interactive Media & Services	0.1%
Diversified Telecommunication Services	0.0%
Total Investments	100.0%

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

Note 1. Organization

MidCap Financial Investment Corporation (the “Company,” “we,” “us,” or “our”), a Maryland corporation incorporated on February 2, 2004, is a closed-end, externally managed, diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We commenced operations on April 8, 2004 receiving net proceeds of $870,000 from our initial public offering by selling 62 million shares of common stock at a price of $15.00 per share (20.7 million shares at a price of $45.00 per share adjusted for the one-for-three reverse stock split). Since then, and through March 31, 2026, we have raised approximately $2,680,207 in net proceeds from additional offerings of common stock, including the Mergers with AFT and AIF and repurchased common stock for $343,101.

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

AIM is our investment adviser and an affiliate of Apollo Global Management, Inc. and its consolidated subsidiaries (“AGM”). The Investment Adviser, subject to the overall supervision of our Board, manages the day-to-day operations of and provides investment advisory services to the Company.

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)— Continued

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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

As of March 31, 2026, the Company's consolidated subsidiaries were MFIC Bethesda CLO 1 LLC, MFIC Bethesda CLO 1 Depositor LLC, MFIC Bethesda CLO 2 LLC, MFIC Bethesda CLO 2 Depositor LLC, MFIC Lender LLC, MFIC WP SPV LLC, and MFIC Alpha SPV LLC.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)— Continued

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

Cash and cash equivalents are carried at cost which approximates fair value. Cash and cash equivalents held as of March 31, 2026 was $42,626. Cash and cash equivalents held as of December 31, 2025 was $98,184.

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)— Continued

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)— Continued

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

Investments determined by these valuation procedures which have a fair value of less than $1 million during the prior fiscal quarter may be valued based on inputs identified by the Investment Adviser without the necessity of obtaining valuation from an independent valuation firm, if once annually an independent valuation firm using the procedures described herein provides an independent assessment of value. Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. During the three months ended March 31, 2026, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)— Continued

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

As of March 31, 2026, the Company held certain foreign currency forward contracts with a fair market value of $799. The Company did not hold any derivatives as of December 31, 2025.

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)— Continued

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)— Continued

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)— Continued

(In thousands, except share and per share data)

Federal and State Income Taxes

We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must (among other requirements) meet certain source-of-income and asset diversification requirements and timely distribute to its stockholders at least 90% of its investment company taxable income as defined by the Code, for each year. The Company (among other requirements) has made and intends to continue to make the requisite distributions to its stockholders, which will generally relieve the Company from corporate-level income taxes. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to stockholders through March 31, 2026 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ending December 31, 2026. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividend and distributions and other permanent book and tax difference are reclassified to paid-in capital.

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

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the consolidated financial statements. As of March 31, 2026, there were no uncertain tax positions and no amounts accrued for interest or penalties. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)— Continued

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)— Continued

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)— Continued

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)— Continued

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

For accounting purposes only, we are required under GAAP to accrue a theoretical capital gains incentive fee based upon net realized capital gains and unrealized capital gain and loss on investments held at the end of each period. The accrual of this theoretical capital gains incentive fee assumes all unrealized capital gain and loss is realized in order to reflect a theoretical capital gains incentive fee that would be payable to the Investment Adviser at each measurement date. There was no accrual for theoretical capital gains incentive fee for the three months ended March 31, 2026 and 2025. It should be noted that a fee so calculated and accrued would not be payable under the Investment Advisers Act of 1940 (the “Advisers Act”) or the investment advisory management agreement, and would not be paid based upon such computation of capital gains incentive fees in subsequent periods. Amounts actually paid to the Investment Adviser will be consistent with the Advisers Act and formula reflected in the investment advisory management agreement which specifically excludes consideration of unrealized capital gain.

For the three months ended March 31, 2026 and 2025, the Company recognized $5,641 and $6,061, respectively, of management fees, and $— and $6,433, respectively, of incentive fees before impact of waived fees. For the three months ended March 31, 2026 and 2025, no management fees and no incentive fees were waived.

As of March 31, 2026 management and performance-based incentive fees payable were $5,641 and $—, respectively. As of December 31, 2025, management and performance-based incentive fees payable were $6,034 and $—, respectively.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)— Continued

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)— Continued

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

Administration Agreement with AIA

The Company has also entered into an administration agreement with the Administrator (the “Administration Agreement”) under which AIA provides administrative services for the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator and requested to be reimbursed by the Administrator in performing its obligations under the Administration Agreement. The expenses include rent and the Company’s allocable portion of compensation and other related expenses for its Chief Financial Officer, Chief Legal Officer and Chief Compliance Officer and their respective staffs. For the three months ended March 31, 2026 and 2025, the Company recognized administrative services expense under the Administration Agreement of $1,441 and $1,016, respectively. There was no amount payable to AIA and its affiliates for expenses paid on our behalf as of March 31, 2026 and December 31, 2025.

Administrative Service Expense Reimbursement

Merx Aviation Finance, LLC (“Merx”), a wholly-owned portfolio company of the Company, has entered into an administration agreement with the Administrator, as amended (the “Merx Administration Agreement”) under which AIA provides administrative services to Merx and several Merx managed entities for a annual fee of $250, effective as of January 1, 2026.

For the three months ended March 31, 2026 and 2025 the Company recognized administrative service expense reimbursements of $62 and $768, respectively, under the Merx Administration Agreement.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)— Continued

(In thousands, except share and per share data)

Debt Expense Reimbursements

The Company has also entered into debt expense reimbursement agreements with Merx and several other portfolio companies, which will reimburse the Company for reasonable out-of-pocket expenses incurred, including any interest, fees or other amounts incurred by the Company in connection with letters of credit issued on their behalf. For the three months ended March 31, 2026 and 2025 the Company recognized debt expense reimbursements of $- and $38, respectively, under the debt expense reimbursement agreements.

Co-Investment Activity

The Company, the Investment Adviser and certain affiliates received an exemptive order from the SEC on May 14, 2025 (the “Order”), that permits us, among other things, to co-invest with other funds and accounts managed by the Investment Adviser or its affiliates, subject to certain conditions. Certain types of negotiated co-investments may be made only in accordance with the Order from the SEC permitting the Company to do so. Pursuant to the requirements of the Order, the Board, including a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Independent Directors, has approved co-investment policies and procedures describing how the Company will comply with the Order. Further, the Investment Adviser has adopted policies and procedures (the “Adviser Allocation Policy”) which is designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations. Pursuant to the Adviser Allocation Policy, the Company will be given the opportunity to participate in any investments that fall within certain criteria established by the Investment Adviser. The Company may determine to participate or not to participate, depending on whether the Investment Adviser determines that the investment is appropriate for the Company (e.g., based on investment strategy). If the Investment Adviser determines that the investment is not appropriate for us, the investment will not be allocated to us.

As of March 31, 2026, the Company’s co-investment holdings were 87% of the portfolio or $2,586,944, measured at fair value. On a cost basis, 85% of the portfolio or $2,730,611 were co-investments. As of December 31, 2025, the Company’s co-investment holdings were 87% of the portfolio or $2,754,947, measured at fair value. On a cost basis, 85% of the portfolio or $2,856,364 were co-investments.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)— Continued

(In thousands, except share and per share data)

Merx Aviation

Effective January 16, 2019, Merx entered into a series of service arrangements with affiliates of AGM. Under a servicing agreement with Apollo Credit Management, LLC ("ACM") (the “Servicing Agreement”), Merx serves as technical servicer to aircraft clients of ACM and its affiliates. Under a research support agreement with ACM (the “Research Support Agreement”), Merx employees assist ACM with technical due-diligence and underwriting of new aircraft-related investment opportunities. In addition, on the same date the Company and AIM entered into the Fee Offset Agreement under which the Company receives an offsetting credit against fees otherwise due to AIM under the Investment Advisory Agreement.

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

On September 1, 2022, $110,700 of the Merx first lien secured revolver held by the Company was converted into common equity. On September 30, 2023, Merx amended its credit agreement and the commitment of the Merx first lien secured revolver decreased to $100,000. During the quarter of March 31, 2026, the Company received holdback proceeds of $22 million related to prior sale. The balance of the Merx revolver as of March 31, 2026 was $- and as of December 31, 2025 was $18,575.

Sub-Servicing Agreement

On November 2, 2023, MFIC Bethesda CLO 1 LLC entered into a sub-servicing agreement with MidCap Financial Services, LLC (the “Sub-Servicing Agreement”), under which MidCap Financial Services, LLC provides management services to Bethesda CLO 1 Issuer in connection with the issuance of the Bethesda CLO 1 Notes. Under the Sub-Servicing Agreement, MFIC Bethesda CLO 1 LLC will pay MidCap Financial Services, LLC a fee in the amount of $145 on an annual basis, which began accruing on October 23, 2025. The Company paid $25 to Midcap Financial Services, LLC during the three months ended March 31, 2026. The Company paid $- to Midcap Financial Services, LLC during the three months ended March 31, 2025

On February 24, 2025, MFIC Bethesda CLO 2 LLC entered into a sub-servicing agreement with MidCap Financial Services, LLC (the “CLO2 Sub-Servicing Agreement”), under which MidCap Financial Services, LLC provides management services to Bethesda CLO 2 Issuer in connection with the issuance of the Bethesda CLO 2 Notes. Under the Sub-Servicing Agreement, MFIC Bethesda CLO 2 LLC will pay MidCap Financial Services, LLC a fee in the amount of $100 on an annual basis. The Company paid $25 to Midcap Financial Services, LLC during the three months ended March 31, 2026.

Note 4. Earnings Per Share

The following table sets forth the computation of earnings (loss) per share, pursuant to ASC 260-10, for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Basic Earnings Per Share
Net increase (decrease) in net assets resulting from operations	$(26,871)	$30,330
Weighted average shares outstanding	91,053,511	93,677,003
Basic earnings (loss) per share	$(0.30)	$0.32

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)— Continued

(In thousands, except share and per share data)

Note 5. Investments

Fair Value Measurement and Disclosures

The following table shows the composition of our investment portfolio as of March 31, 2026, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$2,960,796	$2,824,194	$—	$41,674	$2,782,520
Second Lien Secured Debt	7,778	51	—	—	51
Unsecured Debt	3,366	3,044	—	1,202	1,842
Structured Products and Other	32,503	16,585	—	—	16,585
Preferred Equity	24,363	18,611	—	—	18,611
Common Equity/Interests	184,012	108,869	130	27	108,712
Warrants	389	133	—	—	133
Total Investments	$3,213,207	$2,971,487	$130	$42,903	$2,928,454
Money Market Fund	$255	$255	$255	$—	$—
Total Cash Equivalents	$255	$255	$255	$—	$—
Total Investments after Cash Equivalents	$3,213,462	$2,971,742	$385	$42,903	$2,928,454
Foreign currency forward transactions	$—	$799	$—	$799	$—
Total Assets and Liabilities at Fair Value	$3,213,462	$2,972,541	$385	$43,702	$2,928,454

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)— Continued

(In thousands, except share and per share data)

The following table shows changes in the fair value of our Level 3 investments during the three months ended March 31, 2026:

	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Fair value as of December 31, 2025	$2,951,423	$62	$1,842	$18,350	$27,104	$115,791	$326	$3,114,898
Net realized gains (losses)	(1,959)	—	—	—	(4,344)	(817)	—	(7,120)
Net change in unrealized gains (losses)	(42,091)	7	—	(846)	(4,203)	(2,006)	(193)	(49,332)
Net amortization on investments	1,307	(18)	—	—	—	—	—	1,289
Purchases, including capitalized PIK (3)	105,188	3	—	81	54	10	—	105,336
Proceeds from sales and repayments of investments(3)	(232,710)	(3)	—	(1,000)	—	(4,105)	—	(237,818)
Transfers out of Level 3 (1)	—	—	—	—	—	(161)	—	(161)
Transfers into Level 3 (1)	1,362	—	—	—	—	—	—	1,362
Fair value as of March 31, 2026	$2,782,520	$51	$1,842	$16,585	$18,611	$108,712	$133	$2,928,454

Net change in unrealized gains (losses) on Level 3 investments still held as of March 31, 2026	$(44,798)	$258	$—	$(846)	$(8,547)	$(2,861)	$(194)	$(56,988)
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
(2)
Includes unfunded commitments measured at fair value of $(8,984).
(3)
Includes reorganizations and restructuring of investments.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)— Continued

(In thousands, except share and per share data)

The following table shows changes in the fair value of our Level 3 investments during the three months ended March 31, 2025:

	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Fair value as of December 31, 2024	$2,676,253	$5,764	$117	$26,101	$24,831	$161,648	$136	$2,894,850
Net realized gains (losses)	1,434	—	—	—	—	1,979	—	3,413
Net change in unrealized gains (losses)	(2,089)	(1,549)	(8)	(431)	(1,017)	(368)	79	(5,383)
Net amortization on investments	1,687	—	—	—	—	—	—	1,687
Purchases, including capitalized PIK (3)	391,001	6	—	—	100	697	—	391,804
Proceeds from sales and repayments of investments(3)	(164,998)	—	—	(2,178)	(250)	(4,590)	—	(172,016)
Transfers out of Level 3 (1)	(6,564)	—	—	—	—	—	—	(6,564)
Transfers into Level 3 (1)	—	—	—	—	—	—	—	—
Fair value as of March 31, 2025	$2,896,724	$4,221	$109	$23,492	$23,664	$159,366	$215	$3,107,791

Net change in unrealized gains (losses) on Level 3 investments still held as of March 31, 2025	$(1,528)	$(4,533)	$65	$(431)	$(1,017)	$2,798	$79	$(4,567)
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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)— Continued

(In thousands, except share and per share data)

The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of March 31, 2026 and December 31, 2025. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

The unobservable inputs used in the fair value measurement of our Level 3 investments as of March 31, 2026 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range		Weighted Average (1)
First Lien Secured Debt	$2,510,968	Yield Analysis	Discount Rate	7.3%	37.8%	10.8%
	220,120	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
	51,432	Cost Approach	Cost Approach	N/A	N/A	N/A
Second Lien Secured Debt	51	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
Unsecured Debt	1,842	Cost Approach	Cost Approach	N/A	N/A	N/A
	—	Market Comparable Technique	Comparable Multiple	N/A	N/A	N/A
Structured Products and Other	16,585	Yield Analysis	Discount Rate	6.3%	13.7%	9.6%
Preferred Equity	18,139	Market Comparable Technique	Comparable Multiple	2.0x	41.5x	10.1x
	472	Yield Analysis	Discount Rate	12.0%	12.0%	12.0%
Common Equity/Interests	81,103	Yield Analysis	Discount Rate	11.5%	14.0%	11.5%
	11,195	Market Comparable Technique	Comparable Multiple	0.9x	41.5x	10.0x
	236	Option Pricing Model	Expected Volatility	25.0%	60.0%	39.2%
	16,179	Cost Approach	Cost Approach	N/A	N/A	N/A
Warrants	133	Option Pricing Model	Expected Volatility	50.0%	50.0%	50.0%
	—	Market Comparable Technique	Comparable Multiple	N/A	N/A	N/A
Total Level 3 Investments	$2,928,454

(1)
The weighted average information is generally derived by assigning each disclosed unobservable input a proportionate weight based on the fair value of the related investment. For the commodity price unobservable input, the weighted average price is an undiscounted price based upon the estimated production level from the underlying reserves.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)— Continued

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)— Continued

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

Investment Transactions

For the three months ended March 31, 2026 and 2025, purchases of investments on a trade date basis were $102,457 and $391,908, respectively.

For the three months ended March 31, 2026 and 2025, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $244,111 and $221,491, respectively.

PIK Income

The Company holds loans and other investments, including certain preferred equity investments, that have contractual PIK income. PIK income computed at the contractual rate is accrued into income and reflected as a receivable up to the capitalization date. During the three months ended March 31, 2026 and 2025, PIK income earned was $3,373 and $3,521, respectively.

The following table shows the change in capitalized PIK balance for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
PIK balance at beginning of period	$55,607	$36,655
PIK income capitalized	3,373	4,055
PIK capitalized exited from investment sales, repayments, and restructurings	—	(922)
PIK balance at end of period	$58,980	$39,788

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)— Continued

(In thousands, except share and per share data)

Dividend Income on Collateralized Loan Obligations (“CLOs”) and Structured Finance Products

The Company holds structured finance products and other investments. The CLO equity investments and structured finance products are entitled to recurring distributions which are generally equal to the excess cash flow generated from the underlying investments after meeting contractual obligations to debt holders and paying fund expenses. The Company recognizes dividend income on its beneficial interests in structured products, such as CLOs, based on projected cash flows subject to various uncertainties and contingencies. During the three months ended March 31, 2026 and 2025, dividend income from structured products was $253 and $236, respectively.

Investments on Non-Accrual Status

As of March 31, 2026, 5.3% of total investments at amortized cost, or 3.5% of total investments at fair value, were on non-accrual status. As of December 31, 2025, 3.9% of total investments at amortized cost, or 2.6% of total investments at fair value, were on non-accrual status.

Derivative Instruments

In the normal course of business, the Company enters into derivative financial instruments to achieve certain risk management objectives, including managing its interest rate and foreign currency risk exposures.

As of March 31, 2026, the Company held certain foreign currency forward contracts with a fair market value of $799. The Company did not hold any derivatives as of December 31, 2025.

Certain information related to the Company’s foreign currency forward contracts is presented below as of March 31, 2026:

Counterparty	Notional amount to be purchased	Notional amount to be sold		Settlement Date	Fair Value	Balance Sheet Location of Net Amounts
JP MORGAN CHASE BANK N.A	$13,463	C$	(18,169)	6/17/2026	363	Unrealized appreciation (depreciation) on foreign currency forward contracts
JP MORGAN CHASE BANK N.A	8,477		€(7,295)	6/17/2026	22	Unrealized appreciation (depreciation) on foreign currency forward contracts
JP MORGAN CHASE BANK N.A	36,501		£(27,286)	6/17/2026	414	Unrealized appreciation (depreciation) on foreign currency forward contracts
					$799

The Company's foreign currency forward contracts are subject to an enforceable ISDA Master Netting Agreement with JP Morgan Chase Bank N.A. As of March 31, 2026, the Company held a net derivative asset at fair value of $799 subject to such arrangement, with no offsetting derivative liability positions. No cash collateral was posted or received in connection with these contracts. If the Company had elected to offset, the net amount would be $799.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)— Continued

(In thousands, except share and per share data)

The Company’s foreign currency forward contracts are not designated in a qualifying hedge accounting relationship. Net realized and unrealized gains and losses for the three months ended March 31, 2026 and 2025, for the Company’s foreign currency forward contracts, are in the following locations in the Consolidated Statement of Operations:

		Three Months Ended March 31,
Derivative Instrument	Financial Statement Location	2026	2025
Foreign currency forward contracts	Net realized gain(loss) on foreign currency forward contracts	$904	$-
		$904	$-

		Three Months Ended March 31,
Derivative Instrument	Financial Statement Location	2026	2025
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	$799	$24
		$799	$24

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)— Continued

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

The Company’s outstanding debt obligations as of March 31, 2026 were as follows:

	Date Issued/ Amended	Total Aggregate Principal Amount Committed		Principal Amount Outstanding		Fair Value		Final Maturity Date
Senior Secured Facility	10/1/2025	$1,610,000	**	$816,000	*	$816,000	(1)	10/1/2030
MFIC Bethesda CLO 1 LLC Notes (Class A-1, Class A-2, Class B and Class C)	10/23/2025	456,000		456,000		453,829	(2)	10/23/2037
MFIC Bethesda CLO 2 LLC Notes (Class A-1, Class A-2, Class B and Class C)	2/24/2025	399,000		399,000		397,383	(2)	1/23/2037
2026 Notes	7/16/2021	125,000		125,000		124,047	(2)	7/16/2026
2028 Notes	12/13/2023	80,000		80,000		80,480	(3)	12/15/2028
Total Debt Obligations		$2,670,000		$1,876,000		$1,871,739
Deferred Financing Costs and Debt Discount				(5,612)
Total Debt Obligations, net of Deferred Financing Cost and Debt Discount				$1,870,388

* May include foreign currency debt obligations as outlined in Foreign Currency Transactions and Translations within this note to the consolidated financial statements.

** As of March 31, 2026, total lender commitments were $1,610,000.

(1)
The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of March 31, 2026. The valuation is based on a yield analysis and discount rate commensurate with the market yields for similar types of debt.
(2)
The fair value of these debt obligations would be categorized as Level 2 under ASC 820 as of March 31, 2026. The valuation is based on quoted prices.
(3)
The fair value of these debt obligations would be categorized as Level 1 under ASC 820 as of March 31, 2026. The valuation is arrived using the closing price on exchange as on the relevant date.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)— Continued

(In thousands, except share and per share data)

The Company’s outstanding debt obligations as of December 31, 2025 were as follows:

	Date Issued/ Amended	Total Aggregate Principal Amount Committed		Principal Amount Outstanding		Fair Value		Final Maturity Date
Senior Secured Facility	10/1/2025	$1,610,000	**	$941,048	*	$941,048	(1)	10/1/2030
MFIC Bethesda CLO 1 LLC Notes (Class A-1, Class A-2, Class B and Class C)	10/23/2025	456,000		456,000		456,000	(2)	10/23/2037
MFIC Bethesda CLO 2 LLC Notes (Class A-1, Class A-2, Class B and Class C)	2/24/2025	399,000		399,000		396,513	(2)	1/23/2037
2026 Notes	7/16/2021	125,000		125,000		123,451	(2)	7/16/2026
2028 Notes	12/13/2023	80,000		80,000		80,416	(3)	12/15/2028
Total Debt Obligations		$2,670,000		$2,001,048		$1,997,428
Deferred Financing Costs and Debt Discount				(5,838)
Total Debt Obligations, net of Deferred Financing Cost and Debt Discount				$1,995,210

* Includes foreign currency debt obligations as outlined in Foreign Currency Transactions and Translations within this note to the consolidated financial statements.

**Between January 1, 2025 and October 1, 2025, total lender commitments were $1,660,000. As of December 31, 2025, total lender commitments were $1,610,000.

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)— Continued

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

Commencing October 1, 2029, the Company is required to repay, the outstanding amount under the Senior Secured Facility as of October 1, 2029 out of the proceeds of certain asset sales and other recovery events and equity and debt issuances. The stated interest rates on outstanding borrowings under the Senior Secured Facility depend on the type of borrowing and the “gross borrowing base” at the time. USD borrowings accrue at (a) either Term SOFR plus 1.75% per annum or Term SOFR plus 1.875% per annum, or (b) either Alternative Base Rate plus 0.65% per annum or Alternative Base Rate plus 0.775% per annum. The Company is required to pay a commitment fee of 0.325% per annum on any unused portion of the Senior Secured Facility and fronting fees (which fronting fee is exclusive of the applicable margin) of 0.25% per annum on the letters of credit issued.

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

The Senior Secured Facility also provides for the issuance of letters of credit up to an aggregate amount of $150,000. As of March 31, 2026 and December 31, 2025, the Company had $— and $— , respectively, in standby letters of credit issued through the Senior Secured Facility. The amount available for borrowing under the Senior Secured Facility is reduced by any standby letters of credit issued through the Senior Secured Facility. Under GAAP, these letters of credit are considered commitments because no funding has been made and as such are not considered a liability. These letters of credit are not senior securities because they are not in the form of a typical financial guarantee and the portfolio companies are obligated to refund any drawn amounts. The available remaining capacity under the Senior Secured Facility was $794,000 and $668,952 as of March 31, 2026 and December 31, 2025, respectively. Terms used in this disclosure have the meanings set forth in the Senior Secured Facility agreement.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)— Continued

(In thousands, except share and per share data)

Senior Unsecured Notes

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)— Continued

(In thousands, except share and per share data)

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

On October 23, 2025, the Company upsized, extended the maturity, and reduced the pricing on Bethesda CLO 1 (the “Bethesda CLO 1 Upsize”). The size of Bethesda CLO 1 increased from $402,360 to $646,360. The notes offered in Bethesda CLO 1 (collectively, the “Bethesda CLO 1 Upsize Notes”) were issued by Bethesda CLO 1 Issuer, and are primarily secured by a diversified portfolio of middle market loans and participation interests therein. The notes offered by Bethesda CLO 1 Issuer in connection with Bethesda CLO 1 Upsize consisted of $348,000 of AAA(sf) Class A-1 Notes and the-R Senior Secured Floating Rate Notes due 2037, which bear interest at the three-month SOFR plus 1.49%, $24,000 of AAA(sf) Class A-2Notes are scheduled to mature in October 2035 and the -R Senior Secured Floating Rate Notes due 2037, which bear interest at the three-month SOFR plus 1.65%, $36,000 of AA(sf) Class B-R Senior Secured Floating Rate Notes due 2037, which bear interest at the three-month SOFR plus 1.85%, $48,000 of A(sf) Class C-R Secured Deferrable Floating Rate Notes due 2037, which bear interest at the three-month SOFR plus 2.30%, $36,000 of BBB-(sf) Class D-R Secured Deferrable Floating Rate Notes due 2037, which bear interest at the three-month SOFR plus 3.30% (collectively, the “CLO 1 Upsize Secured Notes”). The Company, through Bethesda CLO 1 Depositor retained the $154,360 of Subordinated Notes due in 2123, which do not bear interest. The Company, through Bethesda CLO 1 Depositor acquired 100% of the Class D Notes issued in Bethesda CLO 1 upsize. The Subordinated Notes and Class D Notes are both eliminated in consolidation.

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)— Continued

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

The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Average debt outstanding	$1,909,527	$1,807,602
Maximum amount of debt outstanding	2,004,728	2,325,684

Weighted average annualized interest cost (1)	5.61%	6.42%
Annualized amortized debt issuance cost	0.35%	0.41%
Total annualized interest cost	5.96%	6.83%

(1)
Includes the stated interest expense and commitment fees on the unused portion of the Senior Secured Facility. Commitment fees for the three months ended March 31, 2026 and 2025 were $617 and $632, respectively.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)— Continued

(In thousands, except share and per share data)

Foreign Currency Transactions and Translations

The Company had no foreign-denominated debt outstanding on the Senior Secured Facility as of March 31, 2026.

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

As of March 31, 2026 and December 31, 2025, the Company was in compliance with all debt covenants for all outstanding debt obligations.

Note 7. Stockholders’ Equity

The Company adopted the following plans, approved by the Board, for the purpose of repurchasing its common stock in accordance with applicable rules specified in the Securities Exchange Act of 1934 (the “Repurchase Plans”):

Date of Agreement/Amendment	Maximum Cost of Shares That May Be Repurchased	Cost of Shares Repurchased	Remaining Cost of Shares That May Be Repurchased
August 5, 2015	$50,000	$50,000	$—
December 14, 2015	50,000	50,000	—
September 14, 2016	50,000	50,000	—
October 30, 2018	50,000	50,000	—
February 6, 2019	50,000	50,000	—
February 3, 2022	25,000	25,000	—
February 25, 2026	100,000	68,101	31,899
Total as of March 31, 2026	$375,000	$343,101	$31,899

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)— Continued

(In thousands, except share and per share data)

Under the Repurchase Plans described above, the Company allocated the following amounts to be repurchased in accordance with SEC Rule 10b5-1 (the “10b5-1 Repurchase Plans”):

Effective Date	Termination Date	Amount Allocated to 10b5-1 Repurchase Plans
September 15, 2015	November 5, 2015	$5,000
January 1, 2016	February 5, 2016	10,000
April 1, 2016	May 19, 2016	5,000
July 1, 2016	August 5, 2016	15,000
September 30, 2016	November 8, 2016	20,000
January 4, 2017	February 6, 2017	10,000
March 31, 2017	May 19, 2017	10,000
June 30, 2017	August 7, 2017	10,000
October 2, 2017	November 6, 2017	10,000
January 3, 2018	February 8, 2018	10,000
June 18, 2018	August 9, 2018	10,000
September 17, 2018	October 31, 2018	10,000
December 12, 2018	February 7, 2019	10,000
February 25, 2019	May 17, 2019	25,000
March 18, 2019	May 17, 2019	10,000
June 4, 2019	August 7, 2019	25,000
June 17, 2019	August 7, 2019	20,000
September 16, 2019	November 6, 2019	20,000
December 6, 2019	February 5, 2020	25,000
December 16, 2019	February 5, 2020	15,000
March 12, 2020	March 19, 2020	20,000
March 30, 2021	May 21, 2021	10,000
June 16, 2021	November 5, 2021	10,000
December 16, 2021	August 3, 2022	5,000
December 27, 2022	February 22, 2023	10,000
March 16, 2026	April 13, 2026	76,380

During the three months ended March 31, 2026, the Company repurchased 7,084,020 shares at a weighted average price per share of $10.73, inclusive of commissions, for a total cost of $76,025. This represents a discount of approximately 23.33% of the average net asset value per share for the three months ended March 31, 2026.

During the three months ended March 31, 2025, the Company repurchased 476,656 shares at a weighted average price per share of $12.75, inclusive of commissions, for a total cost of $6,079. This represents a discount of approximately 14.72% of the average net asset value per share for the three months ended March 31, 2025.

Since the inception of the Repurchase Plans through March 31, 2026, the Company repurchased 24,245,549 shares at a weighted average price per share of $14.15, inclusive of commissions, for a total cost of $343,101. Including fractional shares, the Company has repurchased 24,245,579 shares at a weighted average price per share of $14.15, inclusive of commissions for a total cost of $343,101.

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)— Continued

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

On August 13, 2024, the Company entered into (i) an equity distribution agreement by and among the Company, the Investment Adviser, the Administrator and Truist Securities, Inc. (“Truist”) and (ii) an equity distribution agreement by and among the Company, the Investment Adviser, the Administrator and Jefferies LLC (“Jefferies,” and together with Truist, the “Sales Agents”). The equity distribution agreements with the Sales Agents described in the preceding sentence are collectively referred to herein as the “Equity Distribution Agreements.” The Equity Distribution Agreements provided that the Company may from time to time issue and sell shares of its common stock, par value $0.001 per share (“Shares”), having an aggregate offering price of up to $200,000, through the Sales Agents, or to them as principal for their own respective accounts. Sales of the shares, if any, may be made in transactions that are deemed to be an “at the market” (“ATM”) offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, including without limitation sales made directly on or through the NASDAQ Global Select Market, sales made to or through market makers and sales made through any other existing trading market or electronic communications network, and by any other method permitted by law, including but not limited to privately negotiated transactions, which may include block trades, as the Company and the Sales Agents may agree. The Sales Agents will receive a commission from the Company up to 1.5% of the gross sales price of any Shares sold through the Sales Agents under the Equity Distribution Agreements. The Company may from time to time issue and sell shares of its common stock through public or ATM offerings. For the three months ended March 31, 2026, there were no shares issued through ATM offerings.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)— Continued

(In thousands, except share and per share data)

Note 8. Commitments and Contingencies

The Company has various commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of March 31, 2026, and December 31, 2025, the Company had the following unfunded commitments to its portfolio companies:

	March 31, 2026	December 31, 2025
Unfunded revolver obligations and bridge loan commitments (1)	$189,749	$210,900
Standby letters of credit issued and outstanding (2)	7,858	7,036
Unfunded delayed draw loan commitments (including commitments with performance thresholds not met) (3)	177,699	214,452
Total Unfunded Commitments (4)	$375,306	$432,388

(1)
The unfunded revolver obligations may or may not be funded to the borrowing party in the future. The amounts relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of March 31, 2026 and December 31, 2025, subject to the terms of each loan’s respective credit agreements which includes borrowing covenants that need to be met prior to funding. As of March 31, 2026 and December 31, 2025, the bridge loan commitments included in the balances were $- and $-, respectively.
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
(4)
The Company also had an unfunded revolver commitment to its fully controlled affiliate Merx Aviation Finance, LLC of $100,000 and $81,425 as of March 31, 2026 and December 31, 2025, respectively. Given the Company’s controlling interest, the timing and the amount of the funding has not been determined.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)— Continued

(In thousands, except share and per share data)

Note 9. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,	Three Months Ended March 31,
	2026	2025
Per Share Data*
Net asset value at beginning of period	$14.18	$14.98
Net investment income (1)	0.38	0.37
Net realized and change in unrealized gains (losses) (1)	(0.67)	(0.05)
Net increase in net assets resulting from operations	(0.30)	0.32
Distribution of net investment income (2)	(0.31)	(0.38)
Distribution of return of capital (2)	—	—
Accretion due to share repurchases	0.24	0.01
Net asset value at end of period	$13.82	$14.93

Per share market value at end of period	$11.24	$12.86
Total return (3)	0.96%	1.93%
Shares outstanding at end of period	85,127,849	93,303,622
Weighted average shares outstanding	91,053,511	93,677,003

Ratio/Supplemental Data
Net assets at end of period (in millions)	$1,176.3	$1,393.3
Annualized ratio of operating expenses to average net assets (4)(5)	2.97%	4.04%
Annualized ratio of interest and other debt expenses to average net assets (5)	9.30%	8.83%
Annualized ratio of total expenses to average net assets (4)(5)	12.27%	12.88%
Annualized ratio of net investment income to average net assets (5)	11.19%	9.94%
Average debt outstanding (in millions)	$1,909.5	$1,807.6
Average debt per share	$20.97	$19.30
Annualized portfolio turnover rate (5)	13.54%	28.96%
Asset coverage per unit (6)	$1,627	$1,717

* Totals may not foot due to rounding.

(1)
Financial highlights are based on the weighted average number of shares outstanding for the period presented.
(2)
The tax character of distributions is determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. Although the tax character of distributions paid to stockholders through March 31, 2026 may include return of capital, the exact amount cannot be determined at this point. Per share amounts are based on actual rate per share.
(3)
Total return is based on the change in market price per share during the respective periods. Total return also takes into account distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan. Total return does not reflect sales load.
(4)
The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets are shown inclusive of all voluntary management and incentive fee waivers (see Note 3 to the consolidated financial statements). For the three months ended March 31, 2026, the annualized ratio of operating expenses to average net assets and the annualized ratio of total expenses to average net assets would be 2.99% and 12.29%, respectively, without the voluntary fee waivers. For the three months ended March 31, 2025, the annualized ratio of operating expenses to average net assets and the annualized ratio of total expenses to average net assets would be 4.27% and 13.11%, respectively, without the voluntary fee waivers.
(5)
Annualized for the three months ended March 31, 2026 and 2025.
(6)
The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the asset coverage per unit. As of March 31, 2026, the Company's asset coverage was 163%.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)— Continued

(In thousands, except share and per share data)

Note 10. Subsequent Events

Management has evaluated subsequent events through the date of issuance of these financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the consolidated financial statements other than those disclosed below.

Stock Repurchase

Subsequent to March 31, 2026, through April 13, 2026, the Company repurchased 2,755,221 shares of common stock at a weighted average price per share of $11.58, inclusive of commissions, for a total cost of $31.9 million. These repurchases exhausted the remaining capacity under the program.

Distribution Declarations

On May 5, 2026, the Company’s Board declared a base distribution of $0.31 per share, payable on June 25, 2026 to stockholders of record as of June 9, 2026. There can be no assurances that the Board will continue to declare a base distribution of $0.31 per share.

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of MidCap Financial Investment Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of MidCap Financial Investment Corporation (the "Company") as of March 31, 2026, the related consolidated statements of operations, changes in net assets, cash flows, and financial highlights for the three-month periods ended March 31, 2026 and 2025, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities , including the consolidated schedule of investments, of the Company as of December 31, 2025, and the related consolidated statements of operations, changes in net assets, cash flows, and financial highlights for the year then ended (not presented herein); and in our report dated February 26, 2026, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments as of December 31, 2025, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities, including the consolidated schedule of investments from which it has been derived.

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

May 6, 2026

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
•
political, economic or industry conditions, or conditions affecting the financial and capital markets, including the effect of trade policy;
•
the impact of geo-political conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing conflicts in the Middle East and Eastern Europe;
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

Overview

MidCap Financial Investment Corporation (the “Company,” “we,” “us,” or “our”) was incorporated under the Maryland General Corporation Law in February 2004. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Pursuant to this election and assuming we qualify as a RIC, we generally do not have to pay corporate-level federal income taxes on any income we distribute to our stockholders. We commenced operations on April 8, 2004 upon completion of our initial public offering that raised $870 million in net proceeds from selling 62 million shares of common stock at a price of $15.00 per share (20.7 million shares at a price of $45.00 per share adjusted for the one-for-three reverse stock split). Since then, and through March 31, 2026, we have raised approximately $2.68 billion in net proceeds from additional offerings of common stock and we have repurchased common stock for $343.1 million.

Apollo Investment Management, L.P. (the “Investment Adviser” or “AIM”) is our investment adviser and an affiliate of Apollo Global Management, Inc. and its consolidated subsidiaries (“AGM”). The Investment Adviser, subject to the overall supervision of our Board of Directors (the “Board”), manages the day-to-day operations of, and provides investment advisory services to the Company. AGM and other affiliates manage other funds that may have investment mandates that are similar, in whole or in part, with ours. AIM and its affiliates may determine that an investment is appropriate both for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, AIM may determine that we should invest on a side-by-side basis with one or more other funds. We make all such investments subject to compliance with applicable regulations and interpretations, and our allocation procedures. The Company, the Investment Adviser and certain affiliates received an exemptive order from the SEC on May 14, 2025 (the “Order”), that permits us, among other things, to co-invest with other funds and accounts managed by the Investment Adviser or its affiliates, subject to certain conditions. Certain types of negotiated co-investments may be made only in accordance with the Order from the SEC permitting the Company to do so. Pursuant to the requirements of the Order, the Board, including a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Independent Directors, has approved co-investment policies and procedures describing how the Company will comply with the Order. Further, the Investment Adviser has adopted policies and procedures (the “Adviser Allocation Policy”) which is designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations. Pursuant to the Adviser Allocation Policy, the Company will be given the opportunity to participate in any investments that fall within certain criteria established by the Investment Adviser. The Company may determine to participate or not to participate, depending on whether the Investment Adviser determines that the investment is appropriate for the Company (e.g., based on investment strategy). If the Investment Adviser determines that the investment is not appropriate for us, the investment will not be allocated to us.

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

Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment, the competitive environment for the types of investments we make. As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of March 31, 2026, non-qualifying assets represented approximately 8.3% of the total assets of the Company.

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

Portfolio and Investment Activity

Our portfolio and investment activity during the three months ended March 31, 2026 and 2025, was as follows:

	Three Months Ended March 31,
(in millions)*	2026	2025
Investments made in portfolio companies	$102.5	$391.9
Investments sold	(24.0)	—
Net activity before repaid investments	78.5	391.9
Investments repaid	(220.1)	(221.5)
Net investment activity	$(141.7)	$170.4

Portfolio companies, at beginning of period	247	233
Number of investments in new portfolio companies	2	20
Number of exited companies	(13)	(13)
Portfolio companies at end of period	236	240

Number of investments in existing portfolio companies	83	78

* Totals may not foot due to rounding.

Our portfolio composition and weighted average yields as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026	December 31, 2025
Portfolio composition, at fair value:
First lien secured debt	95%	95%
Second lien secured debt	0%	0%
Total secured debt	95%	95%
Unsecured debt	0%	0%
Structured products and other	0%	0%
Preferred equity	1%	1%
Common equity/interests and warrants	4%	4%
Weighted average yields, at amortized cost (1):
First lien secured debt (2)	9.5%	9.7%
Second lien secured debt (2)	0.0%	13.0%
Secured debt portfolio (2)	9.5%	9.7%
Unsecured debt portfolio (2)	11.1%	11.1%
Total debt portfolio (2)	9.5%	9.7%
Total portfolio (3)	8.3%	8.6%
Interest rate type, at fair value (4):
Fixed rate amount	$0.0 billion	$0.0 billion
Floating rate amount	$2.7 billion	$2.9 billion
Fixed rate, as percentage of total	0%	0%
Floating rate, as percentage of total	100%	100%
Interest rate type, at amortized cost (4):
Fixed rate amount	$0.0 billion	$0.0 billion
Floating rate amount	$2.8 billion	$2.9 billion
Fixed rate, as percentage of total	0%	0%
Floating rate, as percentage of total	100%	100%

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

Since the initial public offering of the Company in April 2004 and through March 31, 2026, invested capital totaled $26.9 billion in 850 portfolio companies. Over the same period, the Company completed transactions with more than 100 different financial sponsors.

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

As of March 31, 2026, $2.93 billion or 98.6% of the Company’s investments were classified as Level 3. The high proportion of Level 3 investments relative to our total investments is directly related to our investment philosophy and target portfolio, which consists primarily of long-term secured debt, as well as unsecured and mezzanine positions of private middle-market companies. A fundamental difference exists between our investments and those of comparable publicly traded fixed income investments, namely high-yield bonds, and this difference affects the valuation of our private investments relative to comparable publicly traded instruments.

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. During the three months ended March 31, 2026, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

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

Results of Operations

Operating results for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
(in millions)*	2026	2025
Investment Income
Interest income	$67.6	$74.6
Dividend income	0.3	0.2
PIK interest income	3.4	3.5
Other income	0.6	0.3
Total investment income	$71.8	$78.7
Expenses
Management and performance-based incentive fees, net of amounts waived	$5.6	$12.5
Interest and other debt expenses, net of reimbursements	28.5	30.4
Administrative services expense, net of reimbursements	1.4	0.2
Other general and administrative expenses	2.0	1.2
Net Expenses	$37.5	$44.4
Net Investment Income	$34.3	$34.3
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses)	$(12.4)	$3.1
Net change in unrealized gains (losses)	(48.7)	(7.0)
Net Realized and Change in Unrealized Gains (Losses)	$(61.1)	$(4.0)
Net Increase in Net Assets Resulting from Operations	$(26.9)	$30.3

Net Investment Income on Per Average Share Basis (1)	$0.38	$0.37
Earnings per share — basic (1)	$(0.30)	$0.32

* Totals may not foot due to rounding.

(1) Based on the weighted average number of shares outstanding for the period presented.

Total Investment Income

For the three months ended March 31, 2026 as compared to the three months ended March 31, 2025

The decrease in total investment income for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily driven by a decrease in recurring interest income of $7.0 million. The decrease in recurring interest income was due to a decrease in the average yield for the total debt portfolio, from 10.7% for the three months ended March 31, 2025 to 9.6% for the three months ended March 31, 2026 combined with a decrease in the overall income-bearing investment portfolio.

Net Expenses

For the three months ended March 31, 2026 as compared to the three months ended March 31, 2025

Net expenses decreased by $6.9 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, due to the fact that incentive fees were not accrued in the current quarter, as the Company did not meet its total return threshold. Interest and other debt expenses also decreased, driven by lower base rates and a lower average debt outstanding during the period. This was partially offset by an increase in administrative service and other G&A expenses.

Net Realized Gains (Losses)

For the three months ended March 31, 2026 as compared to the three months ended March 31, 2025

During the three months ended March 31, 2026, we recognized gross realized gains of $1.6 million and gross realized losses of $14.0 million, resulting in net realized losses of $12.4 million.

Net realized losses on investments for the three months ended March 31, 2026 totaled $10.0 million and was primarily driven by the write off of Renovo and the sale of Carestream. Net realized gains on investments for the three months ended March 31, 2026 totaled $0.7 million, resulting in a net realized loss of $9.4 million.

The Company also had a realized gain of $0.9 million on the settlement of foreign currency forward contracts during the period. This was offset by a $3.9 million realized loss on foreign currencies driven by the principal repayment of the CAD, EUR, and GBP contracts on the Senior Secured Facility.

Significant realized gains (losses) for the three months ended March 31, 2026 are summarized below:

(in millions)	Net Realized Gain (Loss)
Renovo	$(9.0)

During the three months ended March 31, 2025, we recognized gross realized gains of $4.5 million and gross realized losses of $1.4 million, resulting in net realized gains of $3.1 million. Net realized gains for the three months ended March 31, 2025 was primarily due to the exit of Orgain, Inc. and the partial exit of Heubach.. Significant realized gains (losses) for the three months ended March 31, 2025 are summarized below:

(in millions)	Net Realized Gain (Loss)
Orgain, Inc.*	$1.2
Heubach	1.0

*Orgain, Inc was sold during the quarter and the realized gain was previously recorded as an unrealized gain.

Net Change in Unrealized Gains (Losses)

For the three months ended March 31, 2026 as compared to the three months ended March 31, 2025

During the three months ended March 31, 2026, we recognized gross unrealized gains of $16.1 million and gross unrealized losses of $64.8 million, resulting in a net unrealized loss of $48.7 million.

Net unrealized losses on investments for the three months ended March 31, 2026, totaled $64.8 million and was primarily driven by market-wide spread widening, concentrated in software and technology as well as credit stress in a handful of positions. Net unrealized gains on investments for the three months ended March 31, 2026 totaled $12.0 million and was driven by the unrealized to realized flip of Renovo and Carestream.

The Company also had a unrealized gain of $0.8 million on open foreign currency forward contracts and a $3.3 million unrealized gain on foreign currencies driven by the principal repayment of the CAD, EUR, and GBP contracts on the Senior Security Facility.

Significant unrealized gains (losses) for the three months ended March 31, 2026 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
ChyronHego Corporation	$(6.2)
Midwest Vision	(5.0)
Bird Rides	(3.8)
Kauffman	(3.4)
Lending Point	(2.7)
Banner Solutions	(2.4)
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I LLC)	(2.2)
Congruex	(2.0)
Excelligence	(1.8)
Heniff and Superior	(1.6)
LashCo	(1.5)
New Era Technology, Inc.	(1.1)
Distinct	(1.0)

During the three months ended March 31, 2025, we recognized gross unrealized gains of $12.5 million and gross unrealized losses of $19.5 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized losses in investments of $7.0 million. Net change in unrealized gains (losses) for the three months ended March 31, 2025 was primarily driven by the the underperformance of Renovo, AVAD, LLC and Modern Campus, the recent restructure in Mitel Networks and the sale of Orgain, Inc. The change in unrealized losses were partially offset by an increase in Merx equity, expected sale proceedings of The Club Company, performance improvement in Congruex and recent equity infusion in the Sequential Brands Inc. Significant changes in unrealized gains (losses) for the three months ended March 31, 2025 are summarized below:

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

We believe that our current cash and cash equivalents on hand, our short-term investments, proceeds from the sale of our 2026 Notes and 2028 Notes, Bethesda CLO 1, and Bethesda CLO 2, together with our available borrowing capacity under our Senior Secured Facility and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months.

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

Debt

See Note 6 to the consolidated financial statements for information on the Company’s debt.

The following table shows the contractual maturities of our debt obligations as of March 31, 2026:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Senior Secured Facility (1)	$816.0	$—	$—	$816.0	$—
2026 Notes	125.0	125.0	—	—	—
2028 Notes	80.0	—	80.0	—	—
MFIC Bethesda CLO 1 LLC (Class A-1, Class A-2, Class B and Class C)	456.0	—	—	—	456.0
MFIC Bethesda CLO 2 LLC (Class A-1, Class A-2, Class B and Class C)	399.0	—	—	—	399.0
Total Debt Obligations	$1,876.0	$125.0	$80.0	$816.0	$855.0

(1)
As of March 31, 2026, aggregate lender commitments under the Senior Secured Facility totaled $1.61 billion and $0.79 million of unused capacity. As of March 31, 2026, the Company had $— million of letters of credit issued under the Senior Secured Facility as shown as part of total commitments in Note 8 to the consolidated financial statements.

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

Distributions

Distributions paid to stockholders during the three months ended March 31, 2026 totaled $28.1 million ($0.31 per share). Distributions paid to stockholders during the three months ended March 31, 2025 totaled $35.6 million ($0.38 per share). For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. Although the tax character of distributions paid to stockholders through March 31, 2026 may include return of capital, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ended December 31, 2026. Tax characteristics of all distributions will be reported to stockholders on Form 1099 after the end of the calendar year. Our quarterly distributions, if any, will be determined by our Board.

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

PIK Income

For the three months ended March 31, 2026, PIK income totaled $3.4 million on total investment income of $71.8. For the three months ended March 31, 2025, PIK income totaled $3.5 million on total investment income of $78.7 million. In order to maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders annually in the form of distributions, even though the Company has not yet collected the cash. See Note 5 to the consolidated financial statements for more information on the Company’s PIK income.

Related Party Transactions

See Note 3 to the consolidated financial statements for information on the Company’s related party transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio.

Investment Valuation Risk

Because there is not a readily available market value for most of the investments in our portfolio, we value all of our portfolio investments at fair value as determined in good faith by our Board based on, among other things, the input of our management and audit committee and independent valuation firms that have been engaged at the direction of our Board to assist in the valuation of each portfolio investment without a readily available market quotation (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” and “—Fair Value Measurements” as well as Notes 2 and 5 to our consolidated financial statements for the three months ended March 31, 2026 for more information relating to our investment valuation.

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

As of March 31, 2026, the majority of our debt portfolio investments bore interest at variable rates, which generally are SOFR-based (or based on an equivalent applicable currency rate) and typically have durations of one to six months after which they reset to current market interest rates, and many of which are subject to certain floors. Further, our Senior Secured Facility, Class A-1 Notes under the Bethesda CLO 1 and the Notes under MFIC Bethesda CLO 2 LLC bears interest at SOFR rates with no interest rate floors, while our 2026 Notes and 2028 Notes bear interest at a fixed rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of March 31, 2026, assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income(1)	Net Investment Income Per Share
Up 150 basis points	$13.5 million	$0.159
Up 100 basis points	8.9 million	0.105
Up 50 basis points	4.4 million	0.052
Down 50 basis points	(4.4) million	(0.052)
Down 100 basis points	(8.8) million	(0.103)
Down 150 basis points	(13.1) million	(0.154)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2026 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Control Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, and as provided below you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the twelve months ended December 31, 2025, which could materially affect our business, financial condition and/or operating results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

We may be subject to risks associated with our investments in the software industry.

The revenue, income (or losses) and valuations of software and other technology-related companies, including companies focused on the development of artificial intelligence, can and often do fluctuate suddenly and dramatically. While the continued expansion of such companies may present opportunities, it may also lead to inflated or unsustainable valuations for certain companies, particularly in the absence of consistent revenue or profitability. If valuations are not supported by long-term fundamentals, a correction in the market could result in substantial losses for our investments in the software industry. This risk is heightened in an environment where market sentiment and investor enthusiasm for artificial intelligence-driven innovation may outpace actual business performance of certain software and other technology-related companies, potentially creating valuation bubbles that could burst with broader economic or market shifts.

In addition, because of rapid technological change, the average selling prices of software products have historically decreased over their productive lives. As a result, the average selling prices of software offered by our portfolio companies may decrease over time, which could adversely affect their operating results and, correspondingly, the value of any securities that we may hold. Additionally, companies operating in the software industry are subject to vigorous competition, changing technology, changing client and end-consumer needs, evolving industry standards and frequent introductions of new products and services. Our portfolio companies in the software industry could compete with companies that are larger and could be engaged in a greater range of businesses or have greater financial, technical, sales or other resources than our portfolio companies do. Our portfolio companies could lose market share if their competitors introduce or acquire new products that compete with their software and related services or add new features to existing products. Any deterioration in the results of our portfolio companies due to competition or otherwise could, in turn, materially adversely affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The Company adopted the following plans, approved by the Board, for the purpose of repurchasing its common stock in accordance with applicable rules specified in the Securities Exchange Act of 1934 (the “Repurchase Plans”):

Date of Agreement/Amendment	Maximum Cost of Shares That May Be Repurchased	Cost of Shares Repurchased	Remaining Cost of Shares That May Be Repurchased
August 5, 2015	$50.0 million	$50.0 million	$	— million
December 14, 2015	50.0 million	50.0 million		— million
September 14, 2016	50.0 million	50.0 million		— million
October 30, 2018	50.0 million	50.0 million		— million
February 6, 2019	50.0 million	50.0 million		— million
February 3, 2022	25.0 million	25.0 million		— million
February 25, 2026	100.0 million	68.1 million		31.9 million
Total as of March 31, 2026	$375.0 million	$343.1 million		$31.9 million

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

Under the Repurchase Plans described above, the Company allocated the following amounts to be repurchased in accordance with SEC Rule 10b5-1 (the “10b5-1 Repurchase Plans”):

Effective Date	Termination Date	Amount Allocated to 10b5-1 Repurchase Plans
September 15, 2015	November 5, 2015	$5.0 million
January 1, 2016	February 5, 2016	10.0 million
April 1, 2016	May 19, 2016	5.0 million
July 1, 2016	August 5, 2016	15.0 million
September 30, 2016	November 8, 2016	20.0 million
January 4, 2017	February 6, 2017	10.0 million
March 31, 2017	May 19, 2017	10.0 million
June 30, 2017	August 7, 2017	10.0 million
October 2, 2017	November 6, 2017	10.0 million
January 3, 2018	February 8, 2018	10.0 million
June 18, 2018	August 9, 2018	10.0 million
September 17, 2018	October 31, 2018	10.0 million
December 12, 2018	February 7, 2019	10.0 million
February 25, 2019	May 17, 2019	25.0 million
March 18, 2019	May 17, 2019	10.0 million
June 4, 2019	August 7, 2019	25.0 million
June 17, 2019	August 7, 2019	20.0 million
September 16, 2019	November 6, 2019	20.0 million
December 6, 2019	February 5, 2020	25.0 million
December 16, 2019	February 5, 2020	15.0 million
March 12, 2020	March 19, 2020	20.0 million
March 30, 2021	May 21, 2021	10.0 million
June 16, 2021	November 5, 2021	10.0 million
December 16, 2021	August 3, 2022	5.0 million
December 27, 2022	February 22, 2023	10.0 million
March 16, 2026	April 13, 2026	76.4 million

The following table presents information with respect to the Company’s purchases of its common stock since adoption of the Repurchase Plans through March 31, 2026:

Month	Total Number of Shares Purchased	Average Price Paid Per Share*	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans
August 2015	510,000	$19.71	510,000	$	$ 40.0 million
September 2015	603,466	18.46	603,466		28.8 million
November 2015	1,116,666	18.10	1,116,666		8.6 million
December 2015	627,443	17.58	627,443		47.6 million
January 2016	670,708	14.91	670,708		37.6 million
June 2016	362,933	16.73	362,933		31.5 million
July 2016	16,491	16.53	16,491		31.2 million
August 2016	596,294	17.67	596,294		20.7 million
September 2016	411,523	18.13	411,523		63.2 million
October 2016	527,417	17.82	527,417		53.8 million
November 2016	239,289	17.45	239,289		49.6 million
August 2017	33,333	17.96	33,333		49.0 million
September 2017	186,767	17.98	186,767		45.7 million
October 2017	144,867	17.96	144,867		43.1 million
November 2017	64,500	17.79	64,500		41.9 million
December 2017	50,100	17.89	50,100		41.0 million
January 2018	577,386	17.32	577,386		31.0 million
February 2018	70,567	16.23	70,567		29.9 million
May 2018	263,667	17.12	263,667		25.4 million
June 2018	198,601	16.94	198,601		22.0 million
July 2018	8,867	16.75	8,867		21.9 million
August 2018	502,767	17.11	502,767		13.3 million
September 2018	444,467	16.54	444,467		5.9 million
October 2018	160,800	16.46	160,800		53.3 million
November 2018	595,672	15.81	595,672		43.9 million
December 2018	741,389	13.49	741,359		33.9 million
February 2019	19,392	15.16	19,392		83.6 million
March 2019	291,426	15.40	291,426		79.1 million
April 2019	44,534	15.23	44,534		78.4 million
May 2019	298,026	15.93	298,026		73.6 million
June 2019	607,073	15.97	607,073		63.9 million
July 2019	89,610	16.10	89,610		62.5 million
August 2019	758,020	16.15	758,020		50.3 million
September 2019	32,371	16.26	32,371		49.7 million
October 2019	495,464	15.65	495,464		42.0 million
November 2019	6,147	15.91	6,147		41.9 million
March 2020	1,286,565	11.62	1,286,565		26.9 million
May 2021	145,572	13.92	145,572		24.9 million
July 2021	44,418	13.46	44,418		24.3 million
August 2021	45,675	13.32	45,675		23.7 million
September 2021	360,860	13.02	360,860		19.0 million
October 2021	308,005	13.30	308,005		14.9 million
November 2021	419,372	13.05	419,372		9.4 million
December 2021	227,429	12.44	227,429		6.6 million
January 2022	60,605	12.70	60,605		30.8 million
April 2022	88,478	12.82	88,478		29.7 million
May 2022	40,044	12.57	40,044		29.2 million
May 2023	171,061	11.56	171,061		27.2 million
June 2023	27,023	11.84	27,023		26.9 million
March 2025	476,656	12.75	476,656		20.8 million
November 2025	1,091,753	11.81	1,091,753		7.9 million
March 2026	7,084,020	10.73	7,084,020		31.9 million
Total	24,245,579	$14.15	24,245,549

From April 1, 2026, through April 13, 2026, the Company repurchased 2,755,221 shares of common stock at a weighted average price per share of $11.58, inclusive of commissions, for a total cost of $31.9 million, which fully utilized the existing capacity under the Repurchase Plans.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended March 31, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

(1)
Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on August 12, 2022.
(2)
Incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K, filed on August 12, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 6, 2026.

MIDCAP FINANCIAL INVESTMENT CORPORATION

By:	/s/ TANNER POWELL
Tanner Powell
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ KENNETH SEIFERT
Kenneth Seifert
Chief Financial Officer and Treasurer
(Principal Financial Officer)

By:	/s/ JOSEPH DURKIN
Joseph Durkin
Chief Accounting Officer
(Principal Accounting Officer)