Form 10-Q
period 2026-06-30
MidCap Financial Investment Corp
filed 2026-08-06
CIK 1278752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 5, 2026, the Registrant had 82,372,628 Common Shares outstanding.

MIDCAP FINANCIAL INVESTMENT CORPORATION

PART I. FINANCIAL INFORMATION

In this report, the terms the “Company,” “we,” “us,” and “our” refer to MidCap Financial Investment Corporation unless the context specifically states otherwise.

Item 1. Consolidated Financial Statements

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(In thousands, except share and per share data)

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost — $2,658,642 and $2,955,173, respectively)	$2,466,332	$2,819,511
Non-controlled/affiliated investments (cost — $212,542 and $176,978, respectively)	124,185	107,111
Controlled investments (cost — $190,625 and $224,619, respectively)	179,825	241,216
Cash and cash equivalents	43,284	98,184
Foreign currencies (cost — $108 and $1,286, respectively)	70	1,264
Receivable for investments sold	2,195	6,253
Interest receivable	21,268	23,678
Dividends receivable	201	630
Deferred financing costs	21,216	23,626
Unrealized appreciation on foreign currency forward contracts	772	—
Prepaid expenses and other assets	1,201	2,171
Total Assets	$2,860,549	$3,323,644

Liabilities
Debt (net of deferred financing costs and unamortized original discount of $5,396 and $5,838, respectively)	$1,739,604	$1,995,210
Payable for investments purchased	—	558
Management fees payable	5,132	6,034
Interest payable	12,336	12,867
Accrued administrative services expense	581	228
Other liabilities and accrued expenses	1,576	1,486
Total Liabilities	$1,759,229	$2,016,383
Commitments and contingencies (Note 8)
Net Assets	$1,101,320	$1,307,261

Net Assets
Common stock, $0.001 par value (130,000,000 shares authorized; 82,372,628 and 92,211,869 shares issued and outstanding, respectively)	$82	$92
Capital in excess of par value	2,545,065	2,652,891
Accumulated under-distributed (over-distributed) earnings	(1,443,827)	(1,345,722)
Net Assets	$1,101,320	$1,307,261

Net Asset Value Per Share	$13.37	$14.18

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Investment Income
Non-controlled/non-affiliated investments:
Interest income (excluding Payment-in-kind (“PIK”) interest income)	$59,765	$70,230	$123,377	$138,301
Dividend income	30	—	88	—
PIK interest income	4,077	4,770	7,901	9,171
Other income	582	220	1,156	544
Non-controlled/affiliated investments:
Interest income (excluding PIK interest income)	1,028	1,517	1,939	2,745
Dividend income	201	200	454	440
PIK interest income	170	403	170	755
Controlled investments:
Interest income (excluding PIK interest income)	2,373	3,907	4,968	7,979
Other income	—	—	—	10
Total Investment Income	$68,226	$81,247	$140,053	$159,945
Expenses
Management fees	$5,132	$6,079	$10,773	$12,140
Performance-based incentive fees	—	3,849	—	10,282
Interest and other debt expenses	27,074	32,581	55,552	63,044
Administrative services expense	1,193	1,010	2,635	2,026
Other general and administrative expenses	2,120	1,611	4,179	2,859
Total expenses	35,519	45,130	73,139	90,351
Expense reimbursements	(62)	(280)	(124)	(1,086)
Net Expenses	$35,457	$44,850	$73,015	$89,265
Net Investment Income	$32,769	$36,397	$67,038	$70,680
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses):
Non-controlled/non-affiliated investments	$(393)	$(16,788)	$(9,692)	$(13,200)
Non-controlled/affiliated investments	(64)	(117)	(131)	(305)
Controlled investments	(2)	—	(2)	—
Foreign currency forward contracts	334	(610)	1,238	(610)
Foreign currency transactions	(373)	277	(4,325)	(36)
Net realized gains (losses)	(498)	(17,238)	(12,912)	(14,151)
Net change in unrealized gains (losses):
Non-controlled/non-affiliated investments	(16,777)	(2,524)	(56,649)	(8,611)
Non-controlled/affiliated investments	(11,892)	(883)	(18,491)	(2,393)
Controlled investments	(21,079)	4,946	(27,398)	6,295
Foreign currency forward contracts	(28)	(33)	772	(9)
Foreign currency translations	—	(2,550)	3,265	(3,364)
Net change in unrealized gains (losses)	(49,776)	(1,044)	(98,501)	(8,082)
Net Realized and Change in Unrealized Gains (Losses)	$(50,274)	$(18,282)	$(111,413)	$(22,233)
Net Increase (Decrease) in Net Assets Resulting from Operations	$(17,505)	$18,115	$(44,375)	$48,447
Earnings (Loss) Per Share — Basic	$(0.21)	$0.19	$(0.51)	$0.52

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

(In thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operations
Net investment income	$32,769	$36,397	$67,038	$70,680
Net realized gains (losses)	(498)	(17,238)	(12,912)	(14,151)
Net change in unrealized gains (losses)	(49,776)	(1,044)	(98,501)	(8,082)
Net Increase (Decrease) in Net Assets Resulting from Operations	$(17,505)	$18,115	$(44,375)	$48,447

Distributions to Stockholders
Distribution of net investment income	$(25,536)	$(35,455)	$(53,641)	$(71,092)
Net Decrease in Net Assets Resulting from Distributions to Stockholders	$(25,536)	$(35,455)	$(53,641)	$(71,092)

Capital Share Transactions
Repurchase of common stock	$(31,899)	$—	$(107,925)	$(6,079)
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	$(31,899)	$—	$(107,925)	$(6,079)

Net Assets
Net increase (decrease) in net assets during the period	$(74,940)	$(17,340)	$(205,941)	$(28,724)
Net assets at beginning of period	1,176,260	1,393,261	1,307,261	1,404,646
Net Assets at End of Period	$1,101,320	$1,375,921	$1,101,320	$1,375,921

Capital Share Activity
Shares repurchased during the period	(2,755,221)	—	(9,839,241)	(476,656)
Shares issued and outstanding at beginning of period	85,127,849	93,303,622	92,211,869	93,780,278
Shares Issued and Outstanding at End of Period	82,372,628	93,303,622	82,372,628	93,303,622

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2026	2025
Operating Activities
Net increase (decrease) in net assets resulting from operations	$(44,375)	$48,447
Net realized (gains) losses on investments	9,825	13,505
Net change in unrealized (gains) losses	98,501	8,082
Net amortization of premiums and accretion of discounts on investments	(7,983)	(3,549)
Accretion of discount on notes	923	906
Amortization of deferred financing costs	2,410	2,619
PIK interest and dividends capitalized	(8,762)	(11,390)
Purchases of investments	(150,200)	(680,122)
Proceeds from sales and repayments of investments	455,582	412,795
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable	2,410	(9,275)
Decrease (increase) in dividends receivable	429	50
Decrease (increase) in prepaid expenses and other assets	970	(3,458)
Increase (decrease) in management and performance-based incentive fees payable	(902)	(1,655)
Increase (decrease) in interest payable	(531)	3,748
Increase (decrease) in accrued administrative services expense	353	(60)
Increase (decrease) in other liabilities and accrued expenses	90	(2,991)
Net Cash (Used in)/Provided by Operating Activities	$358,740	$(222,348)
Financing Activities
Issuances of debt	$133,908	$1,208,562
Payments of debt	(386,673)	(913,000)
Financing costs paid and deferred	(487)	—
Repurchase of common stock	(107,925)	(6,079)
Distributions paid	(53,641)	(71,092)
Net Cash (Used in)/Provided by Financing Activities	$(414,818)	$218,391

Cash, Cash Equivalents and Foreign Currencies
Net increase (decrease) in cash, cash equivalents and foreign currencies during the period	$(56,078)	$(3,957)
Effect of foreign exchange rate changes on cash and cash equivalents	(16)	67
Cash, cash equivalents and foreign currencies at beginning of period	99,448	75,786
Cash, Cash Equivalents and Foreign Currencies at the End of Period	$43,354	$71,896

Supplemental Disclosure of Cash Flow Information
Cash interest paid	$52,750	$55,821

Supplemental Disclosure of Non-Cash Activity
PIK income	$8,071	$9,926

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (33)	Fair Value (1)(34)
Aerospace & Defense
Beaufort
Eagle Aggregator Ltd	Preferred Equity - Preferred Equity	N/A	N/A	36,288 Shares	$49	$47	(9)(13)(15)(19)(32)
	Common Equity - Common Stock	N/A	N/A	741 Shares	1	2	(9)(13)(15)(19)(32)
Eagle U.S. Purchaser, Inc.	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	12/31/32	8,507	8,386	8,376	(9)(15)(23)
	First Lien Secured Debt - Revolver	SOFR+500, 0.75% Floor	12/31/32	—	(20)	(22)	(8)(9)(15)(16) (17)(18)
					8,416	8,403
Sperry Acquisition, LLC
Sperry Acquisition, LLC	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	02/03/31	6,854	6,770	6,794	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 0.75% Floor	02/03/31	1,913	1,888	1,897	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+500, 0.75% Floor	02/03/31	154	147	148	(9)(17)(18)(23)
Sperry Parent Holdings, L.P.	Common Equity - Common Stock	N/A	N/A	1,088 Shares	109	163	(9)(13)
					8,914	9,002
		Total Aerospace & Defense			$17,330	$17,405
Air Freight & Logistics
Primeflight
PrimeFlight Acquisition, LLC	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	05/01/29	$14,036	$13,917	$14,036	(9)(23)
	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	05/01/29	10,201	10,028	10,201	(9)(23)
	First Lien Secured Debt - Term Loan	SOFR+525, 0.00% Floor	05/01/29	990	982	990	(9)(23)
	First Lien Secured Debt - Term Loan	SOFR+475, 1.00% Floor	05/01/29	993	984	982	(9)(22)
		Total Air Freight & Logistics			$25,911	$26,209
Automobile Components
K&N Parent, Inc.							(13)
K&N Holdco, LLC	Common Equity - Common Stock	N/A	N/A	125,967 Shares	$23,718	$399	(13)
Truck-Lite Co., LLC
Truck-Lite Co., LLC	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	02/13/32	3,225	3,227	3,210	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 0.75% Floor	02/13/32	407	389	401	(9)(17)(18)(23)
	First Lien Secured Debt - Revolver	SOFR+475, 0.75% Floor	02/13/32	—	(1)	(2)	(8)(9)(17)(18)
					3,615	3,609

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (33)	Fair Value (1)(34)
Universal Air Conditioner
Cool Acquisition Holdings, LP	Common Equity - Common Stock	N/A	N/A	137,931 Shares	138	59	(9)(13)
Cool Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+475, 1.00% Floor	10/31/30	13,133	12,977	12,738	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 1.00% Floor	10/31/30	—	(17)	(91)	(8)(9)(17)(18)
	First Lien Secured Debt - Revolver	SOFR+475, 1.00% Floor	10/31/30	3,636	3,595	3,525	(9)(18)(23)
					16,693	16,231
		Total Automobile Components			$44,026	$20,239
Beverages
Ronnoco Coffee
Ronnoco Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+450, 1.00% Floor	03/17/31	$5,262	$5,196	$5,235	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+450, 1.00% Floor	03/17/31	579	553	569	(9)(17)(18)(23)
	Preferred Equity - Preferred Equity	N/A	N/A	1,000 Shares	100	100	(9)(13)
	Common Equity - Common Stock	N/A	N/A	107 Shares	—	—	(9)(13)
		Total Beverages			$5,849	$5,904
Biotechnology
Mannkind Corporation
Mannkind Corporation	Common Equity - Common Stock	N/A	N/A	34,226 Shares	$—	$146	(9)(10)(13)(15)
Partner Therapeutics, Inc
Partner Therapeutics, Inc	Preferred Equity - Preferred Equity	N/A	N/A	55,556 Shares	333	333	(9)(13)
	Warrants - Warrants			73,333 Shares	389	134	(9)(13)
					722	467
		Total Biotechnology			$722	$613
Building Products
Decks & Docks
D&D Buyer, LLC	First Lien Secured Debt - Term Loan	SOFR+585, 2.00% Floor	10/04/29	$2,437	$2,437	$2,426	(9)(23)
RF Fager
R.F. Fager Company, LLC	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	03/04/30	714	703	701	(9)(24)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	03/04/30	1,702	1,672	1,671	(9)(17)(18)(23)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	03/04/30	133	130	130	(9)(17)(18)(24)
					2,505	2,502
		Total Building Products			$4,942	$4,928

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (33)	Fair Value (1)(34)
Chemicals
Aspen Aerogels, Inc.
Aspen Aerogels, Inc.	First Lien Secured Debt - Term Loan	SOFR+500, 4.50% Floor	08/19/29	$15,836	$15,620	$15,391	(9)(15)(22)
	First Lien Secured Debt - Revolver	SOFR+510, 2.50% Floor	08/19/29	11	11	9	(9)(15)(17)(18) (22)
					15,631	15,400
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I LLC)
Carbonfree Chemicals Holdings LLC (4)	Common Equity - Common Equity / Interest	N/A	N/A	12,456,274 Shares	56,505	14,574	(13)(19)(30)
FC2 LLC (4)	Common Equity - Common Stock	N/A	N/A	5 Shares	—	—	(13)(19)
	Secured Debt - Promissory Note	6.50%	10/14/27	12,500	12,500	12,158
					69,005	26,732
Heubach
Heubach Holdings USA LLC	First Lien Secured Debt - Term Loan	13.72%	01/03/29	478	54	239	(14)(15)
SK Neptune Husky Group Sarl (Luxembourg Investment Company 428 S.a r.l.)	First Lien Secured Debt - Term Loan	10.75%	01/03/29	9,438	29	—	(14)(15)
					83	239
Meristem Crop Performance
Lunar Buyer, LLC	First Lien Secured Debt - Term Loan	SOFR+550, 0.75% Floor	10/03/30	8,955	8,818	8,741	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+550, 0.75% Floor	10/03/30	—	(49)	(163)	(8)(9)(17)(18)
	First Lien Secured Debt - Revolver	SOFR+550, 0.75% Floor	10/03/30	1,727	1,667	1,630	(9)(17)(18)(22)
					10,436	10,208
		Total Chemicals			$95,155	$52,579
Commercial Services & Supplies
Atlas Technical Consultants
GI Apple Midco LLC	First Lien Secured Debt - Term Loan	SOFR+675, 1.00% Floor	04/19/30	$7,441	$7,351	$7,299	(9)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+675, 1.00% Floor	04/19/30	85	84	84	(9)(22)
	First Lien Secured Debt - Revolver	SOFR+675, 1.00% Floor	04/19/29	369	361	358	(9)(16)(17)(18) (22)
					7,796	7,741
Best Trash
Bingo Group Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+475, 1.00% Floor	07/10/31	9,322	9,233	9,300	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 1.00% Floor	07/10/31	2,753	2,714	2,739	(9)(17)(18)(23)
	First Lien Secured Debt - Revolver	SOFR+475, 1.00% Floor	07/10/31	25	18	23	(9)(17)(18)(23)
					11,965	12,062

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (33)	Fair Value (1)(34)
CARDS + Live Oak
CARDS-Live Oak Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	10/21/32	3,134	3,105	3,094	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 0.75% Floor	10/21/32	819	809	803	(9)(17)(18)(23)
	First Lien Secured Debt - Revolver	SOFR+475, 0.75% Floor	10/21/32	355	350	347	(9)(17)(18)(23)
					4,264	4,244
CoreTrust
Coretrust Purchasing Group LLC (HPG Enterprises LLC)	First Lien Secured Debt - Term Loan	SOFR+525, 0.75% Floor	10/01/29	6,127	6,091	6,064	(22)
	First Lien Secured Debt - Revolver	SOFR+525, 0.75% Floor	10/01/29	—	(4)	(7)	(8)(17)(18)
					6,087	6,057
Flatworld Solutions
Flatworld Intermediate Corp	First Lien Secured Debt - Term Loan	SOFR+550, 1.50% Floor	03/25/30	3,930	3,868	3,838	(9)(22)
HMA
Health Management Associates Superholdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	03/30/29	3,884	3,823	3,859	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	03/30/29	502	494	499	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	03/30/29	—	(8)	(2)	(8)(9)(16)(17) (18)
					4,309	4,356
IronClad
Mersino, Inc. (fka Ironhorse Purchaser, LLC)	First Lien Secured Debt - Term Loan	SOFR+600, 1.00% Floor	03/31/29	2,954	2,932	2,921	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	03/31/29	39	35	33	(9)(16)(17)(18) (23)
					2,967	2,954
IRP
Precision Refrigeration & Air Conditioning LLC	First Lien Secured Debt - Term Loan	SOFR+675, 1.00% Floor	03/08/28	10,819	10,732	10,705	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+675, 1.00% Floor	03/08/28	4,875	4,819	4,824	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+675, 1.00% Floor	03/08/28	227	216	203	(9)(17)(18)(24)
SMC IR Holdings, LLC	Common Equity - Common Stock	N/A	N/A	158 Shares	183	242	(9)(13)
					15,950	15,974
Jacent
Jacent Strategic Merchandising, LLC	First Lien Secured Debt - Term Loan	SOFR+585, 1.00% Floor	01/31/27	22,096	22,102	21,957	(9)(22)
	First Lien Secured Debt - Revolver	SOFR+650, 1.00% Floor	01/31/27	2,779	2,777	2,757	(9)(18)(22)
	Common Equity - Common Stock	N/A	N/A	5,000 Shares	500	210	(9)(13)
JSM Equity Investors, L.P.	Preferred Equity - Class P Partnership Units	N/A	N/A	11 Shares	11	1	(9)(13)
					25,390	24,925

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (33)	Fair Value (1)(34)
Overhaul Group, Inc.
Overhaul Group, Inc.	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	08/01/30	10,714	10,668	10,542	(9)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	08/01/30	—	(18)	(69)	(8)(9)(18)
	Preferred Equity - Preferred Equity	N/A	N/A	5,405 Shares	100	88	(9)(13)(19)
					10,750	10,561
Pavement Preservation
Pavement Preservation Acquisition, LLC	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	08/09/30	10,785	10,593	10,574	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	08/09/30	2,155	2,123	2,113	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	08/09/30	713	678	677	(9)(17)(18)(22) (23)
					13,394	13,364
SafetyCo
HEF Safety Ultimate Holdings, LLC	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	11/19/29	88	87	88	(9)(24)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	11/19/29	—	(22)	(1)	(8)(9)(17)(18)
					65	87
Smith System
Smith Topco, Inc.	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	11/06/29	11,010	10,866	10,846	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	11/06/29	98	83	81	(9)(17)(18)(23)
					10,949	10,927
Vixxo
Vixxo Corporation	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	08/01/30	1,441	1,421	1,423	(9)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	08/01/30	—	(6)	(15)	(8)(9)(17)(18)
					1,415	1,408
		Total Commercial Services & Supplies			$119,169	$118,498
Communications Equipment
MCA
Mobile Communications America, Inc.	First Lien Secured Debt - Term Loan	SOFR+475, 1.00% Floor	10/16/29	$2,438	$2,399	$2,359	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 1.00% Floor	10/16/29	6,668	6,601	6,393	(9)(17)(18)(23)
	First Lien Secured Debt - Revolver	SOFR+475, 1.00% Floor	10/16/29	—	(19)	(44)	(8)(9)(17)(18)
					8,981	8,708

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (33)	Fair Value (1)(34)
Mitel Networks
Mitel Networks (International) Limited	Common Equity - Common Stock	N/A	N/A	98,860 Shares	476	27	(9)(10)(13)(15)
MLN US Holdco LLC	First Lien Secured Debt - Term Loan	SOFR+200 Cash plus 6.00% PIK, 1.00% Floor	06/20/30	907	815	408	(9)(10)(15)(22)
					1,291	435
Sorenson Holdings, LLC
Sorenson Holdings, LLC	First Lien Secured Debt - Term Loan	8.00%	04/01/30	347	271	284	(14)
	First Lien Secured Debt - Term Loan	10.00%	04/01/30	40	33	35	(14)
	Common Equity - Membership Interests	N/A	N/A	279 Shares	108	102	(13)
					412	421
		Total Communications Equipment			$10,684	$9,564
Construction & Engineering
American Restoration
American Restoration Holdings, LLC	First Lien Secured Debt - Term Loan	SOFR+510, 1.00% Floor	07/24/30	$12,310	$12,113	$9,908	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+510, 1.00% Floor	07/24/30	6,442	6,393	4,138	(9)(17)(18)(23)
	First Lien Secured Debt - Revolver	SOFR+510, 1.00% Floor	07/24/30	2,268	2,264	1,825	(9)(18)(23)
					20,770	15,871
Core Roofing
CRS Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	06/06/30	1,869	1,842	1,823	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	06/06/30	3,511	3,471	3,425	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	06/06/30	—	(12)	(23)	(8)(9)(16)(17) (18)
					5,301	5,225
Dynagrid
Megavolt Borrower, LLC	First Lien Secured Debt - Term Loan	SOFR+475, 1.00% Floor	02/13/32	4,125	4,055	4,098	(9)(23)
Traffic Management Solutions, LLC
Traffic Management Solutions, LLC	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	11/26/30	6,866	6,794	6,808	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	11/26/30	1,746	1,718	1,708	(9)(17)(18)(23)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	11/26/30	—	(35)	(28)	(8)(9)(16)(17) (18)
					8,477	8,488

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (33)	Fair Value (1)(34)
Trench Plate
Trench Plate Rental Co.	First Lien Secured Debt - Term Loan	SOFR+560, 1.00% Floor	12/04/28	17,455	17,332	17,261	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+560, 1.00% Floor	12/04/28	1,673	1,663	1,653	(9)(16)(17)(18) (23)
Trench Safety Solutions Holdings, LLC	Preferred Equity - Preferred Equity	N/A	N/A	40 Shares	4	8	(9)(13)
	Common Equity - Common Stock	N/A	N/A	331 Shares	50	30	(9)(13)
					19,049	18,952
		Total Construction & Engineering			$57,652	$52,634
Consumer Finance
Lending Point
LendingPoint 2018-1 Funding Trust	First Lien Secured Debt - Delayed Draw	SOFR+300, 1.00% Floor	12/31/29	$9,375	$9,402	$9,090	(9)(22)
	First Lien Secured Debt - Revolver	SOFR+300, 1.00% Floor	12/31/29	9,354	9,354	9,069	(9)(17)(18)(22)
LendingPoint Consolidated, Inc.	Preferred Equity - Preferred Equity Class A Units	N/A	N/A	5,808 Shares	2,313	—	(9)(13)(19)
	Preferred Equity - Preferred Equity Class A1 Units	N/A	N/A	1,900 Shares	548	—	(9)(13)(19)
	Preferred Equity - Preferred Equity Class B1 Units	N/A	N/A	627 Shares	17	—	(9)(13)(19)
	Preferred Equity - Preferred Equity Class B2 Units	N/A	N/A	780 Shares	21	—	(9)(13)(19)
	Preferred Equity - Preferred Equity Class B3 Units	N/A	N/A	1,595 Shares	44	—	(9)(13)(19)
	Common Equity - Common Stock	N/A	N/A	1,106,939 Shares	750	—	(9)(13)(19)
LendingPoint LLC	First Lien Secured Debt - Term Loan	SOFR+500 PIK, 1.00% Floor	12/31/29	21,343	38,890	20,218	(9)(22)
	Unsecured Debt - Term Loan	N/A	12/31/30	1,842	1,842	1,842	(9)(13)
					63,181	40,219
US Auto
Auto Pool 2023 Trust (Del. Stat. Trust) (4)	Structured Products and Other - Membership Interests	N/A	N/A	N/A	18,708	7,555	(9)(13)(31)
		Total Consumer Finance			$81,889	$47,774
Consumer Staples Distribution & Retail
3D Protein
Protein For Pets Opco, LLC	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	09/20/30	$8,432	$8,306	$8,305	(9)(22)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	09/20/30	—	(11)	(13)	(8)(9)(17)
					8,295	8,292
Metz Culinary
Metz Culinary Management, LLC	First Lien Secured Debt - Term Loan	SOFR+450, 1.00% Floor	12/23/29	4,167	4,130	4,129	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+450, 1.00% Floor	12/23/29	—	(4)	(7)	(8)(9)(17)(18)
					4,126	4,122

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)		Cost (33)	Fair Value (1)(34)
Turkey Hill
IC Holdings LLC	Common Equity - Series A Units	N/A	N/A		169 Shares	169	—	(9)(13)
THLP CO., LLC	First Lien Secured Debt - Term Loan	SOFR+600, 1.00% Floor	01/31/28		27,521	27,457	27,286	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	01/31/28		2,593	2,587	2,552	(9)(16)(17)(18) (20)(22)
						30,213	29,838
		Total Consumer Staples Distribution & Retail				$42,634	$42,252
Containers & Packaging
ACP Packaging
ACP Packaging Intermediateco, LLC	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	10/21/31		$10,591	$10,446	$10,409	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	10/21/31		305	281	273	(9)(17)(18)(23)
						10,727	10,682
Berry Tapes & Adhesives
Vybond Buyer, LLC	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	02/03/32		17,160	16,922	16,966	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 0.75% Floor	02/03/32		—	(26)	(50)	(8)(9)(17)(18)
	First Lien Secured Debt - Revolver	SOFR+475, 0.75% Floor	02/03/32		—	(40)	(37)	(8)(9)(17)(18)
						16,856	16,879
ePac Flexible Packaging
ePac Holdings LLC	First Lien Secured Debt - Term Loan	SOFR+450, 0.75% Floor	01/14/32		9,685	9,594	9,540	(9)(23)
	First Lien Secured Debt - Term Loan	CORRA+450, 0.75% Floor	01/14/32	C$	3,782	2,698	2,624	(9)(26)
	First Lien Secured Debt - Revolver	SOFR+450, 0.75% Floor	01/14/32		—	(37)	(61)	(8)(9)(17)(18)
						12,255	12,103
MSI Express, Inc.
NCP-MSI Buyer	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	03/24/31		5,775	5,715	5,605	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 0.75% Floor	03/24/31		1,496	1,480	1,452	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+375, 0.75% Floor	03/24/31		1,903	1,877	1,822	(9)(17)(18)(23)
						9,072	8,879
Truvant
NPPI Buyer, LLC	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	08/20/29		21,718	21,441	21,497	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	08/20/29		—	(23)	(48)	(8)(9)(17)(18)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	08/20/29		—	(30)	(32)	(8)(9)(17)(18)
						21,388	21,417
		Total Containers & Packaging				$70,298	$69,960

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (33)	Fair Value (1)(34)
Diversified Consumer Services
Accelerate Learning
Eagle Purchaser, Inc.	First Lien Secured Debt - Term Loan	SOFR+150 Cash plus 5.75% PIK, 1.00% Floor	03/22/30	$4,099	$4,033	$3,765	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+150 Cash plus 5.75% PIK, 1.00% Floor	03/22/29	698	688	654	(9)(18)(23)
					4,721	4,419
Clarus Commerce
Marlin DTC-LS Midco 2, LLC	First Lien Secured Debt - Term Loan	SOFR+660, 1.00% Floor	05/01/27	19,981	19,932	19,340	(22)
	First Lien Secured Debt - Revolver	SOFR+660, 1.00% Floor	05/01/27	—	(1)	(15)	(8)(17)(18)
					19,931	19,325
Club Car Wash
Club Car Wash Operating, LLC	First Lien Secured Debt - Term Loan	SOFR+565, 1.00% Floor	06/16/27	11,078	11,040	11,052	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+565, 1.00% Floor	06/16/27	21,563	21,364	21,511	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+565, 1.00% Floor	06/16/27	1,625	1,619	1,621	(9)(18)(24)
					34,023	34,184
Elase Med Spas
Birch Group of Clinics Acquireco Inc.	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	12/31/31	1,863	1,837	1,829	(9)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	12/31/31	424	410	394	(9)(18)(22)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	12/31/31	—	(6)	(8)	(8)(9)(17)(18)
					2,241	2,215
Excelligence
Excelligence Learning Corporation	First Lien Secured Debt - Term Loan	SOFR+575, 1.00% Floor	01/18/30	15,185	14,933	13,015	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+575, 1.00% Floor	01/18/30	1,085	1,051	727	(9)(16)(17)(18) (20)(23)
					15,984	13,742
Gateway Services
Gateway US Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	09/22/28	12,478	12,447	12,397	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 0.75% Floor	09/22/28	760	753	750	(9)(17)(18)(23)
	First Lien Secured Debt - Revolver	SOFR+475, 0.75% Floor	09/22/28	—	(1)	(3)	(8)(9)(17)(18)
					13,199	13,144

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (33)	Fair Value (1)(34)
Go Car Wash
Go Car Wash Management Corp.	First Lien Secured Debt - Term Loan	SOFR+585, 1.00% Floor	06/30/28	1,575	1,568	1,538	(9)(22)
	First Lien Secured Debt - Revolver	SOFR+585, 1.00% Floor	06/30/28	83	83	73	(9)(17)(18)(22)
Go Car Wash Management, Corp.	First Lien Secured Debt - Term Loan	SOFR+575, 1.00% Floor	06/30/28	3,108	3,104	3,034	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+585, 1.00% Floor	06/30/28	6,066	6,020	5,921	(9)(22)
					10,775	10,566
Legacy.com
Lotus Topco Inc.	First Lien Secured Debt - Term Loan	SOFR+475, 1.00% Floor	06/07/30	6,290	6,230	6,237	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 1.00% Floor	06/07/30	—	(2)	(3)	(8)(9)(18)
	First Lien Secured Debt - Revolver	SOFR+475, 1.00% Floor	06/07/30	—	(6)	(5)	(8)(9)(17)(18)
					6,222	6,229
Mariani
CI (MG) GROUP, LLC	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	03/27/30	18,783	18,532	18,524	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+550, 1.00% Floor	03/27/30	5,686	5,605	5,574	(9)(17)(18)(23)
	First Lien Secured Debt - Revolver	SOFR+550, 1.00% Floor	03/27/30	1,164	1,141	1,136	(9)(17)(18)(23) (24)
					25,278	25,234
Regis
Regis Corporation	First Lien Secured Debt - Term Loan	SOFR+450, 2.50% Floor	06/24/29	6,554	6,442	6,470	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+450, 2.50% Floor	06/24/29	172	121	118	(9)(16)(17)(18) (23)
					6,563	6,588
SEV
SEV Intermediate Holdco, LLC	First Lien Secured Debt - Term Loan	SOFR+525, 0.75% Floor	06/21/30	8,167	8,030	8,027	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 0.75% Floor	06/21/30	3,323	3,277	3,266	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 0.75% Floor	06/21/30	325	304	297	(9)(17)(18)(23)
					11,611	11,590
Team Car Wash
TCW Midco LLC	First Lien Secured Debt - Term Loan	SOFR+575, 1.00% Floor	10/22/29	4,925	4,890	4,833	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+575, 1.00% Floor	10/22/29	6,589	6,538	6,461	(9)(17)(18)(23)
	First Lien Secured Debt - Revolver	SOFR+575, 1.00% Floor	10/22/29	—	(6)	(15)	(8)(9)(17)(18)
					11,422	11,279

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (33)	Fair Value (1)(34)
Ultra Clean Newco
Ultra Clean Holdco LLC	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	07/01/30	2,450	2,411	2,401	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	07/01/30	5,450	5,347	5,231	(9)(17)(18) (23)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	07/01/30	—	(17)	(28)	(8)(9)(17)(18)
					7,741	7,604
US Legal Support
US Legal Support Investment Holdings, LLC	Common Equity - Series A-1 Units	N/A	N/A	631,972 Shares	632	1,270	(9)(13)
USLS Acquisition, Inc.	First Lien Secured Debt - Term Loan	SOFR+540, 1.00% Floor	06/01/27	18,592	18,546	18,592	(9)(23)
	First Lien Secured Debt - Term Loan	SOFR+565, 1.00% Floor	06/01/27	9,334	9,301	9,334	(9)(24)
	First Lien Secured Debt - Delayed Draw	SOFR+540, 1.00% Floor	06/01/27	5,485	5,470	5,484	(9)(18)(23)
	First Lien Secured Debt - Revolver	SOFR+540, 1.00% Floor	06/01/27	683	680	683	(9)(16)(17)(18) (22)(23)
					34,629	35,363
Village Pet Care
Village Pet Care, LLC	First Lien Secured Debt - Term Loan	SOFR+650, 1.00% Floor	09/22/29	1,500	1,481	1,456	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+650, 1.00% Floor	09/22/29	1,050	1,019	902	(9)(17)(18)(23)
	First Lien Secured Debt - Revolver	SOFR+650, 1.00% Floor	09/22/29	803	791	774	(9)(17)(18)(23)
					3,291	3,132
		Total Diversified Consumer Services			$207,631	$204,614
Diversified Telecommunication Services
Cablevision Systems
CSC Holdings, LLC	First Lien Secured Debt - Revolver	SOFR+225, 0.00% Floor	07/13/27	$90	$71	$56	(10)(15)(16) (17)(18)(22)
	Unsecured Debt - Corporate Bond	4.13%	12/01/30	2,000	1,524	1,189	(10)(15)
		Total Diversified Telecommunication Services			$1,595	$1,245
Electrical Equipment
Brush Group
Brush Group Bidco Limited	First Lien Secured Debt - Term Loan	SON+500, 0.00% Floor	07/30/31	£5,955	$7,784	$7,976	(9)(15)(21)
	First Lien Secured Debt - Revolver	SON+500, 0.00% Floor	07/30/31	£—	(25)	—	(9)(15)(17)(18)
					7,759	7,976
International Wire Group
IW Buyer LLC	First Lien Secured Debt - Term Loan	SOFR+510, 1.00% Floor	06/28/29	7,105	7,036	7,105	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+510, 1.00% Floor	06/28/29	—	(6)	—	(9)(16)(17)(18)
					7,030	7,105

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)		Cost (33)	Fair Value (1)(34)
Kauffman
Kauffman Holdco, LLC	Common Equity - Common Stock	N/A	N/A		250,000 Shares	250	—	(9)(13)
Kauffman Intermediate, LLC	First Lien Secured Debt - Term Loan	10.33%	09/30/26		18,809	16,914	6,555	(9)(14)
	First Lien Secured Debt - Term Loan	SOFR+460, 1.00% Floor	09/30/26		301	288	301	(9)(23)
	First Lien Secured Debt - Revolver	10.33%	09/30/26		1,407	1,239	490	(9)(14)(18)
						18,691	7,346
		Total Electrical Equipment				$33,480	$22,427
Electronic Equipment, Instruments & Components
AVAD, LLC
Surf Opco, LLC (4)	First Lien Secured Debt - Term Loan	SOFR+411, 1.00% Floor	05/10/27		$9,286	$14,074	$9,253	(9)(22)
	First Lien Secured Debt - Revolver	SOFR+411, 1.00% Floor	05/10/27		18,032	18,032	17,970	(9)(16)(17)(18) (22)
	Preferred Equity - Class P-1 Preferred	N/A	N/A		13,195 Shares	1,713	2,960	(9)(13)(19)(30)
	Common Equity - Class A-1 Common	N/A	N/A		5,000 Shares	—	155	(9)(13)(19)(30)
						33,819	30,338
Evolv Technologies
Evolv Technologies Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+500, 2.00% Floor	07/01/30		6,000	5,949	5,957	(9)(15)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 2.00% Floor	07/01/30		—	(49)	(43)	(8)(9)(15)(18)
	First Lien Secured Debt - Revolver	SOFR+500, 2.00% Floor	07/01/30		—	(24)	(22)	(8)(9)(15)(17) (18)
						5,876	5,892
Generator Buyer, Inc.
Total Power Limited	First Lien Secured Debt - Term Loan	CORRA+450, 0.75% Floor	07/22/30	C$	12,036	8,637	8,373	(9)(15)(26)
	First Lien Secured Debt - Term Loan	SOFR+450, 0.75% Floor	07/22/30		3,808	3,758	3,761	(9)(15)(23)
	First Lien Secured Debt - Delayed Draw	CORRA+450, 0.75% Floor	07/22/30	C$	2,177	1,569	1,503	(9)(15)(17)(18) (26)
	First Lien Secured Debt - Delayed Draw	SOFR+450, 0.75% Floor	07/22/30		—	1	(58)	(8)(9)(15)(17) (18)
	First Lien Secured Debt - Revolver	SOFR+450, 0.75% Floor	07/22/30		285	285	281	(9)(15)(16)(17) (18)(23)
	First Lien Secured Debt - Revolver	CORRA+450, 0.75% Floor	07/22/30	C$	142	83	84	(9)(15)(16)(17) (18)(26)
						14,333	13,944
Pro Vigil
Pro-Vigil Holding Company, LLC	First Lien Secured Debt - Term Loan	SOFR+860 (Inclusive of 12.01% PIK), 1.00% Floor	07/31/26		10,305	10,303	10,282	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+860 (Inclusive of 12.01% PIK), 1.00% Floor	07/31/26		23,294	23,294	23,241	(9)(23)
						33,597	33,523

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (33)	Fair Value (1)(34)
Team LINX, LLC
TeamLINX Buyer, LLC	First Lien Secured Debt - Term Loan	SOFR+475, 1.00% Floor	12/18/30	17,723	17,526	17,754	(9)(22)
	First Lien Secured Debt - Revolver	SOFR+475, 1.00% Floor	12/18/30	—	(16)	—	(9)(17)(18)
					17,510	17,754
		Total Electronic Equipment, Instruments & Components			$105,135	$101,451
Energy Equipment & Services
Camin Cargo
Camin Cargo Control Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	12/07/29	$975	$961	$920	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+550, 1.00% Floor	12/07/29	2,051	2,025	1,936	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+550, 1.00% Floor	12/07/29	827	811	770	(9)(17)(18)(22)
		Total Energy Equipment & Services			$3,797	$3,626
Entertainment
Shout Factory
Shout! Factory LLC	First Lien Secured Debt - Term Loan	SOFR+525, 0.75% Floor	06/30/31	$13,086	$12,916	$12,872	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 0.75% Floor	06/30/31	434	414	408	(9)(17)(18)(23)
		Total Entertainment			$13,330	$13,280
Financial Services
AML Rightsource
Gabriel Partners, LLC	First Lien Secured Debt - Term Loan	SOFR+635, 1.00% Floor	05/17/27	$32,405	$32,313	$32,108	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+635, 1.00% Floor	05/17/27	663	660	657	(9)(17)(18)(20) (22)(23)
					32,973	32,765
Definiti LLC
Greylock Holdings LLC	Common Equity - Common Stock	N/A	N/A	100,000 Shares	100	99	(9)(13)
RHI Acquisition LLC	First Lien Secured Debt - Term Loan	SOFR+575, 1.00% Floor	03/16/29	5,894	5,798	5,802	(9)(24)
	First Lien Secured Debt - Delayed Draw	SOFR+575, 1.00% Floor	03/16/29	3,113	3,059	3,065	(9)(23)(24)
	First Lien Secured Debt - Revolver	SOFR+575, 1.00% Floor	03/16/29	198	189	188	(9)(17)(18)(23)
					9,146	9,154
Golden Bear
Golden Bear 2016-R, LLC (4)	Structured Products and Other - Membership Interests	N/A	N/A	N/A	13,543	7,385	(3)(15)
Nexity
Evoriel	First Lien Secured Debt - Term Loan	EURIBOR+525, 0.00% Floor	04/02/31	€2,283	2,447	2,595	(9)(15)(27)
	First Lien Secured Debt - Delayed Draw	EURIBOR+525, 0.00% Floor	04/02/31	€1,174	1,256	1,335	(9)(15)(27)
					3,703	3,930

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (33)	Fair Value (1)(34)
Origami Opportunities Fund III
Origami Opportunities Fund III, L.P.	First Lien Secured Debt - Term Loan	SOFR+625, 2.00% Floor	10/25/27	4,422	4,392	4,377	(9)(15)(23)
PMA
PMA Parent Holdings, LLC	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	01/31/31	13,978	13,863	13,780	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+475, 0.75% Floor	01/31/31	—	(8)	(14)	(8)(9)(17)(18)
					13,855	13,766
Renew Financial LLC (f/k/a Renewable Funding, LLC)
AIC SPV Holdings II, LLC	Preferred Equity - Preferred Equity	N/A	N/A	534,375 Shares	534	509	(3)(13)(15)(29)
Renew Financial LLC (f/k/a Renewable Funding, LLC)	Common Equity - Common Stock	N/A	N/A	1,368,286 Shares	16,813	109	(3)(13)
Renew JV LLC	Common Equity - Membership Interests	N/A	N/A	92,506 Shares	93	337	(3)(13)(15)
					17,440	955
Stretto
Stretto, Inc.	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	10/13/28	10,650	10,618	10,398	(9)(23)
		Total Financial Services			$105,670	$82,730
Food Products
Amylu Foods
Amylu Borrower Sub, LLC	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	06/10/31	$10,855	$10,751	$10,814	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 0.75% Floor	06/10/31	314	305	307	(9)(17)(18)(22)
	First Lien Secured Debt - Revolver	SOFR+475, 0.75% Floor	06/10/31	—	(18)	(8)	(8)(9)(17)(18)
					11,038	11,113
Berner Foods
Berner Food & Beverage, LLC	First Lien Secured Debt - Term Loan	SOFR+615, 1.00% Floor	07/30/27	33,773	33,517	33,357	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+615, 1.00% Floor	07/30/27	2,167	2,166	2,141	(9)(17)(18)(23)
					35,683	35,498
Bolthouse Farms
Wm. Bolthouse Farms, Inc.	Common Equity - Equity Interests	N/A	N/A	1,369,301 Shares	1,460	1,328	(13)
Hive
FCP-Hive Holdings, LLC	Preferred Equity - Preferred Equity	N/A	N/A	589 Shares	448	554	(9)(13)(19)
	Common Equity - Common Stock	N/A	N/A	589 Shares	3	—	(9)(13)(19)
Hive Intermediate, LLC	First Lien Secured Debt - Term Loan	SOFR+560, 1.00% Floor	09/22/27	13,540	13,476	13,540	(9)(22)
	First Lien Secured Debt - Revolver	SOFR+560, 1.00% Floor	09/22/27		(10)	—	(9)(17)(18)
					13,917	14,094

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (33)	Fair Value (1)(34)
Justin's
Justin's LLC	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	12/15/31	4,156	4,098	4,099	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	12/15/31	—	(11)	(11)	(8)(9)(17)(18)
	Common Equity - Common Stock	N/A	N/A	100,000 Shares	100	98	(9)(13)(19)
					4,187	4,186
Nutpods
Green Grass Foods, Inc.	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	12/26/29	3,656	3,608	3,580	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 0.00% Floor	12/26/29	438	423	411	(9)(17)(18)(23)
Nutpods Holdings, Inc.	Common Equity - Common Stock	N/A	N/A	125 Shares	125	86	(9)(13)
					4,156	4,077
Patriot Pickle
Patriot Foods Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	12/24/29	244	240	241	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	12/24/29	165	163	159	(9)(17)(18)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	12/24/29	26	23	23	(9)(17)(18)(23)
					426	423
		Total Food Products			$70,867	$70,719
Ground Transportation
Bird Rides
Blue Jay Transit Inc. (4)	First Lien Secured Debt - Term Loan	15.64%	03/22/28	$22,492	$19,914	$13,300	(9)(14)
	First Lien Secured Debt - Term Loan	15.64%	09/30/26	3,445	3,096	2,259	(9)(14)
	First Lien Secured Debt - Delayed Draw	15.64%	09/30/26	10,220	9,833	10,220	(9)(14)(18)
Third Lane Mobility Inc. (4)	Common Equity - Common Stock	N/A	N/A	5,012,171 Shares	722	—	(9)(13)(19)
	Warrants - Warrants			970,252 Shares	—	—	(9)(13)(19)
					33,565	25,779
Boasso
Channelside AcquisitionCo, Inc. (fka Gruden Acquisition, Inc.)	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	06/30/28	3,489	3,484	3,436	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+475, 0.75% Floor	03/31/28	—	—	(5)	(8)(9)(16)(17)(18)
					3,484	3,431
Heniff and Superior
Heniff Holdco, LLC	First Lien Secured Debt - Term Loan	SOFR+610 PIK, 1.00% Floor	07/01/27	28,620	28,519	25,140	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+610 PIK, 1.00% Floor	07/01/27	3,887	3,885	3,398	(9)(16)(18) (23)
					32,404	28,538

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (33)	Fair Value (1)(34)
Olympus Terminals
Olympus Terminals Holdco II LLC	First Lien Secured Debt - Term Loan	SOFR+525, 0.75% Floor	12/17/30	10,867	10,689	10,721	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 0.75% Floor	12/17/30	—	(52)	(46)	(8)(9)(17)(18)
	First Lien Secured Debt - Revolver	SOFR+525, 0.75% Floor	12/17/30	—	(44)	(39)	(8)(9)(16)(17) (18)
					10,593	10,636
		Total Ground Transportation			$80,046	$68,384
Health Care Equipment & Supplies
Cerus
Cerus Corporation	First Lien Secured Debt - Revolver	SOFR+370, 1.00% Floor	06/01/31	$2,476	$2,470	$2,469	(9)(15)(17)(18) (22)
CQ Medical
BW ISO Acquisition LLC	First Lien Secured Debt - Term Loan	SOFR+490, 0.75% Floor	11/01/27	4,963	4,928	4,915	(9)(23)
Medical Guardian
Medical Guardian, LLC	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	04/26/28	30,583	30,418	30,583	(9)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	04/26/28	4,667	4,636	4,667	(9)(22)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	04/26/28	381	368	381	(9)(17)(18)(22)
					35,422	35,631
Natus Sensory
Natus Sensory, Inc.	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	01/07/31	10,546	10,419	10,176	(9)(23)
	First Lien Secured Debt - Term Loan	EURIBOR+500, 0.00% Floor	01/07/31	€2,536	2,592	2,804	(9)(27)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 0.75% Floor	01/07/31	—	(16)	(97)	(8)(9)(17)(18)
	First Lien Secured Debt - Revolver	SOFR+500, 0.75% Floor	01/07/31	—	(16)	(49)	(8)(9)(17)(18)
					12,979	12,834
NeuroPace
NeuroPace, Inc.	First Lien Secured Debt - Term Loan	SOFR+550, 2.00% Floor	05/27/30	20,000	19,916	19,958	(9)(15)(22)
	First Lien Secured Debt - Revolver	SOFR+550, 2.00% Floor	05/27/30	—	(6)	(9)	(8)(9)(15)(17) (18)
					19,910	19,949
Project Titan
Tyber Medical LLC	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	06/12/32	6,014	5,961	5,947	(9)
	First Lien Secured Debt - Term Loan	EURIBOR+500, 0.75% Floor	06/12/32	€1,172	1,345	1,326	(9)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 0.75% Floor	06/12/32	—	(16)	(19)	(8)(9)(17)(18)
	First Lien Secured Debt - Revolver	SOFR+500, 0.75% Floor	06/12/31	678	671	669	(9)(17)(18)(23) (24)
	First Lien Secured Debt - Revolver	EURIBOR+500, 0.75% Floor	06/12/31	€286	336	323	(9)(17)(18)
					8,297	8,246
		Total Health Care Equipment & Supplies			$84,006	$84,044

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (33)	Fair Value (1)(34)
Health Care Providers & Services
All Star
All Star Recruiting Locums, LLC	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	05/01/30	$7,327	$7,224	$7,268	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+550, 1.00% Floor	05/01/30	1,722	1,683	1,690	(9)(17)(18)(23)
	First Lien Secured Debt - Revolver	SOFR+550, 1.00% Floor	05/01/30	848	831	837	(9)(17)(18)(23)
					9,738	9,795
Amplity
Amplity Parent, Inc. (4)	First Lien Secured Debt - Term Loan	SOFR+660 PIK, 1.00% Floor	03/31/29	6,617	9,932	6,617	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+1260 PIK, 1.00% Floor	03/31/29	1,610	1,576	1,572	(9)(17)(18)(23)
	First Lien Secured Debt - Revolver	SOFR+1260 PIK, 1.00% Floor	03/31/29	359	359	317	(9)(17)(18)(23)
Amplity Topco, LLC (4)	Preferred Equity - Preferred Equity Class A Units	N/A	N/A	16,022,199 Shares	17,557	11,055	(9)(13)(19)
	Preferred Equity - Preferred Equity Class B Units	N/A	N/A	8,568,021 Shares	—	—	(9)(13)(19)
	Common Equity - Common Stock	N/A	N/A	1,408,963 Shares	—	—	(9)(13)(19)
					29,424	19,561
Cato Research
LS Clinical Services Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+925 (Inclusive of 9.98% PIK), 1.00% Floor	12/16/29	17,221	17,084	12,730	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+925 (Inclusive of 9.98% PIK), 1.00% Floor	06/16/29	1,077	1,059	634	(9)(17)(18)(23)
					18,143	13,364
EmpiRx
EmpiRx Health LLC	First Lien Secured Debt - Term Loan	SOFR+475, 1.00% Floor	08/05/29	8,682	8,607	8,621	(9)(22)
	First Lien Secured Debt - Term Loan	SOFR+475, 1.00% Floor	08/06/29	4,975	4,933	4,940	(9)(22)
	First Lien Secured Debt - Revolver	SOFR+475, 1.00% Floor	08/05/29	—	(6)	(6)	(8)(9)(17)(18)
					13,534	13,555
ExactCare
ExactCare Parent, Inc.	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	11/05/29	17,627	17,226	17,627	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+550, 1.00% Floor	11/05/29	—	(31)	—	(9)(17)(18)
					17,195	17,627

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (33)	Fair Value (1)(34)
Ingenovis Health
Ingenovis Health, Inc. (CCRR Parent Inc)	First Lien Secured Debt - Term Loan	SOFR+525, 0.75% Floor	05/27/32	1,293	2,747	929	(10)(23)
KCF Puerto Rico, LLC
KCF Puerto Rico, LLC	Secured Debt - Promissory Note	N/A	06/28/28	1,697	1,024	681	(13)(15)
KureSmart
Clearway Corporation (f/k/a NP/Clearway Holdings, Inc.)	Common Equity - Common Stock	N/A	N/A	133 Shares	132	209	(9)(13)
Kure Pain Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+560, 1.00% Floor	08/30/30	17,837	17,820	17,687	(9)(22)
	First Lien Secured Debt - Term Loan	SOFR+560, 1.00% Floor	08/31/30	4,252	4,218	4,216	(9)(22)
	First Lien Secured Debt - Revolver	SOFR+560, 1.00% Floor	08/30/30	505	471	482	(9)(17)(18)(22) (23)
					22,642	22,594
LucidHealth
Premier Imaging, LLC	First Lien Secured Debt - Term Loan	SOFR+326 Cash plus 3.00% PIK, 1.00% Floor	10/31/27	8,818	8,729	6,525	(9)(23)
Maxor National Pharmacy Services, LLC
Maxor Acquisition, Inc.	First Lien Secured Debt - Term Loan	SOFR+625, 1.00% Floor	03/01/29	9,850	9,780	9,769	(9)(24)
Maxor National Pharmacy Services, LLC	First Lien Secured Debt - Term Loan	SOFR+625, 1.00% Floor	03/01/29	12,984	12,743	12,877	(9)(24)
	First Lien Secured Debt - Revolver	SOFR+625, 1.00% Floor	03/01/29	—	(21)	(13)	(8)(9)(17)(18)
Maxor Topco, L.P.	Preferred Equity - Preferred Equity	N/A	N/A	50,000 Shares	50	86	(9)(13)
					22,552	22,719
Midwest Vision
Midwest Vision Partners Management, LLC	First Lien Secured Debt - Term Loan	10.48%	01/12/29	11,273	10,667	10,839	(9)(14)
	First Lien Secured Debt - Term Loan	10.48%	01/12/29	2,029	1,920	465	(9)(14)
	First Lien Secured Debt - Term Loan	10.48%	01/12/29	10,844	10,165	—	(9)(14)
	First Lien Secured Debt - Revolver	10.48%	01/12/29	612	579	588	(9)(14)(18)
					23,331	11,892
Omega Healthcare
OMH-Healthedge Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+425, 1.00% Floor	04/01/30	11,868	11,860	11,544	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+450, 1.00% Floor	04/01/30	—	(1)	(36)	(8)(9)(17)(18)
					11,859	11,508

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (33)	Fair Value (1)(34)
Rarebreed
Rarebreed Veterinary Partners, Inc.	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	04/18/30	4,173	4,115	4,104	(9)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	04/18/30	18,208	18,022	17,907	(9)(22)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	04/18/30	—	(12)	(16)	(8)(9)(16)(17) (18)
					22,125	21,995
RHA Health Services
Pace Health Companies, LLC	First Lien Secured Debt - Term Loan	SOFR+540, 1.00% Floor	08/02/27	3,184	3,177	3,172	(9)(23)
	First Lien Secured Debt - Term Loan	SOFR+565, 1.00% Floor	08/02/27	1,368	1,364	1,368	(9)(23)
	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	08/02/27	457	456	455	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+540, 1.00% Floor	08/02/27	192	188	192	(9)(17)(18)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	08/02/27	—	(17)	(11)	(8)(9)(17)(18)
	First Lien Secured Debt - Revolver	SOFR+540, 1.00% Floor	08/02/27	—	(39)	(2)	(8)(9)(16)(17) (18)
					5,129	5,174
Tarrytown
Tarrytown Acquisition Holdings, LLC	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	11/12/32	3,583	3,551	3,574	(9)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 0.75% Floor	11/12/32	—	(3)	(2)	(8)(9)(17)(18)
	First Lien Secured Debt - Revolver	SOFR+475, 0.75% Floor	11/12/32	—	(6)	(2)	(8)(9)(17)(18)
					3,542	3,570
Team Select
TS Investors, LLC	First Lien Secured Debt - Term Loan	SOFR+475, 1.00% Floor	05/04/29	13,579	13,422	13,479	(9)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 1.00% Floor	05/04/29	13,667	13,543	13,566	(9)(22)
	First Lien Secured Debt - Revolver	SOFR+475, 1.00% Floor	05/04/29	—	(16)	(14)	(8)(9)(17)(18)
					26,949	27,031
Thomas Scientific
BSP-TS, LP	Preferred Equity - Preferred Equity Class D Units	N/A	N/A	13 Shares	8	17	(9)(13)
	Preferred Equity - Preferred Equity Class C Units	N/A	N/A	17 Shares	17	—	(9)(13)
	Common Equity - Common Stock	N/A	N/A	185 Shares	185	—	(9)(13)
Thomas Scientific, LLC	First Lien Secured Debt - Term Loan	SOFR+640, 1.00% Floor	12/14/27	32,850	32,634	29,004	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+640, 1.00% Floor	12/14/27	2,352	2,335	1,988	(9)(17)(18)(20) (23)
					35,179	31,009

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (33)	Fair Value (1)(34)
WellDyneRx, LLC
WellDyneRx, LLC	First Lien Secured Debt - Term Loan	SOFR+685, 0.75% Floor	12/31/27	17,309	17,161	17,122	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+685, 0.75% Floor	12/31/27	—	(8)	(23)	(8)(9)(17)(18)
					17,153	17,099
Xanitos
Pure Upper Holdco LLC	First Lien Secured Debt - Term Loan	SOFR+475, 1.00% Floor	12/03/31	28	28	28	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 1.00% Floor	12/03/31	—	(8)	(25)	(8)(9)(17)(18)
	First Lien Secured Debt - Revolver	SOFR+475, 1.00% Floor	12/03/31	—	(16)	(25)	(8)(9)(17)(18)
Xanitos TopCo, LLC	Common Equity - Membership Interests	N/A	N/A	100,000 Shares	100	117	(9)(13)(19)
					104	95
		Total Health Care Providers & Services			$291,098	$256,723
Health Care Technology
Acentra
Acentra Holdings, LLC (fka CNSI Holdings, LLC)	First Lien Secured Debt - Term Loan	SOFR+550, 0.50% Floor	12/17/29	$17,370	$17,021	$17,370	(9)(23)
	First Lien Secured Debt - Term Loan	SOFR+575, 0.50% Floor	12/17/29	3,900	3,864	3,900	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+550, 0.50% Floor	12/17/29	—	(36)	—	(9)(17)(18)
					20,849	21,270
Arcadia Solutions
Arcadia Solutions, Inc.	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	08/12/32	10,714	10,615	10,557	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+550, 1.00% Floor	08/12/32	—	(16)	(26)	(8)(9)(17)(18)
					10,599	10,531
Gainwell
Gainwell Acquisition Corp. (Milano Acquisition Corp)	First Lien Secured Debt - Term Loan	SOFR+400, 0.75% Floor	10/01/27	16,516	16,079	16,296	(10)(23)
Inovalon
Inovalon Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+286 Cash plus 2.75% PIK, 0.75% Floor	11/24/28	6,359	6,267	5,659	(23)
	Second Lien Secured Debt - Term Loan	12.43%	11/25/33	101	92	51	(14)
					6,359	5,710
Merative
Merative L.P.	First Lien Secured Debt - Term Loan	SOFR+450, 0.75% Floor	09/30/32	4,097	4,078	4,094	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+450, 0.75% Floor	09/30/32	—	(1)	—	(9)(17)(18)
	First Lien Secured Debt - Revolver	SOFR+450, 0.75% Floor	09/30/32	—	(2)	—	(9)(17)(18)
					4,075	4,094

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (33)	Fair Value (1)(34)
MRO Parent Corporation
MRO Parent Corporation	First Lien Secured Debt - Term Loan	SOFR+450, 0.75% Floor	06/09/32	4,227	4,171	4,227	(9)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+450, 0.75% Floor	06/09/32	—	(2)	—	(9)(17)(18)
	First Lien Secured Debt - Revolver	SOFR+450, 0.75% Floor	06/09/32	—	(5)	—	(9)(17)(18)
					4,164	4,227
		Total Health Care Technology			$62,125	$62,128
Hotels, Restaurants & Leisure
CircusTrix
CircusTrix Holdings LLC	First Lien Secured Debt - Term Loan	SOFR+675, 1.00% Floor	07/18/28	$973	$961	$932	(9)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+675, 1.00% Floor	07/18/28	6,916	6,828	6,629	(9)(22)
	First Lien Secured Debt - Revolver	SOFR+675, 1.00% Floor	07/18/28	1,000	989	959	(9)(18)(22)
					8,778	8,520
Crumbl
Crumbl Enterprises LLC	First Lien Secured Debt - Term Loan	SOFR+450, 0.75% Floor	05/05/32	9,167	9,087	9,024	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+450, 0.75% Floor	05/05/32	—	(6)	(12)	(8)(9)(17)(18)
					9,081	9,012
International Cruise & Excursion Gallery, Inc.
Arrivia, Inc. (International Cruise & Excursion Gallery, Inc) (4)	First Lien Secured Debt - Term Loan	SOFR+600, 0.00% Floor	12/29/28	4,012	8,739	3,950	(23)
	Common Equity - Membership Interests	N/A	N/A	531,312 Shares	4,740	2,843	(13)(19)
					13,479	6,793
Munson
Munson Buffalo Restaurant Group LLC	First Lien Secured Debt - Term Loan	10.12%	05/31/29	3,467	3,361	2,429	(9)(14)
	First Lien Secured Debt - Delayed Draw	10.12%	05/31/29	5,457	5,345	3,540	(9)(14)(18)
					8,706	5,969
PARS Group LLC
PARS Group LLC	First Lien Secured Debt - Term Loan	SOFR+685, 1.50% Floor	04/03/28	8,553	8,489	7,006	(9)(22)
					8,489	7,006

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (33)	Fair Value (1)(34)
Taco Cabana
YTC Enterprises, LLC	First Lien Secured Debt - Term Loan	SOFR+636, 1.00% Floor	08/16/26	7,733	7,739	7,139	(9)(22)
Tasty Chick'n
Tasty Chick'n LLC	First Lien Secured Debt - Term Loan	9.90%	05/16/29	11,590	10,945	7,146	(9)(14)
	First Lien Secured Debt - Delayed Draw	9.90%	05/16/29	271	259	167	(9)(14)
	First Lien Secured Debt - Revolver	9.90%	05/16/29	878	809	95	(9)(14)(18)
					12,013	7,408
The Club Company
Eldrickco Limited	First Lien Secured Debt - Term Loan	SON+528, 0.50% Floor	11/26/29	£8,945	11,547	11,764	(9)(15)(21)
	First Lien Secured Debt - Delayed Draw	SON+528, 0.50% Floor	11/26/29	£10,747	13,432	14,134	(9)(15)(21)
	First Lien Secured Debt - Revolver	SON+528, 0.50% Floor	05/26/29	£356	417	468	(9)(15)(18)(21)
	First Lien Secured Debt - Revolver	SON+500, 0.50% Floor	05/26/29	£—	(1)	(3)	(8)(9)(15)(17) (18)
					25,395	26,363
Walters Wedding Estates
WH BorrowerCo, LLC	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	08/02/30	11,243	11,089	10,662	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	08/02/30	4,961	4,882	4,575	(9)(17)(18)(23)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	08/02/30	583	556	453	(9)(17)(18)(23)
					16,527	15,690
		Total Hotels, Restaurants & Leisure			$110,207	$93,900
Household Durables
Allstar Holdings
Athlete Buyer, LLC	First Lien Secured Debt - Term Loan	SOFR+610, 1.00% Floor	04/26/29	$21,928	$21,568	$18,341	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+610, 1.00% Floor	04/26/29	3,345	3,290	2,798	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+610, 1.00% Floor	04/26/29	3,201	3,145	2,344	(9)(16)(17)(18)(23)
					28,003	23,483
Polywood
Poly-Wood, LLC	First Lien Secured Debt - Term Loan	SOFR+488, 1.00% Floor	03/20/30	2,713	2,674	2,701	(9)(22)
	First Lien Secured Debt - Revolver	SOFR+488, 1.00% Floor	03/20/30	—	(6)	(2)	(8)(9)(17)(18)
					2,668	2,699
		Total Household Durables			$30,671	$26,182

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (33)	Fair Value (1)(34)
Insurance
GoHealth
Norvax, LLC (dba GoHealth)	First Lien Secured Debt - Term Loan	SOFR+550, 3.00% Floor	08/05/29	$1,331	$1,321	$1,138	(9)(23)
	First Lien Secured Debt - Revolver	15.00%	08/06/29	1,085	997	(506)	(8)(9)(14)(18)
	Common Equity - Common Stock	N/A	N/A	8,648 Shares	—	—	(9)(13)(19)
					2,318	632
High Street Insurance
High Street Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+425, 0.75% Floor	04/14/28	9,943	9,881	9,903	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+425, 0.75% Floor	04/14/28	18,882	18,784	18,806	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+425, 0.75% Floor	04/14/28	—	(42)	(18)	(8)(9)(16)(17) (18)
					28,623	28,691
Spectrum Automotive
Shelby 2021 Holdings Corp.	First Lien Secured Debt - Term Loan	SOFR+525, 0.75% Floor	06/29/28	13,891	13,808	13,861	(9)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 0.75% Floor	06/29/28	6,361	6,283	6,343	(9)(17)(18)(22) (23)
	First Lien Secured Debt - Revolver	SOFR+525, 0.75% Floor	06/29/27	—	(1)	(1)	(8)(9)(17)(18)
					20,090	20,203
		Total Insurance			$51,031	$49,526
Interactive Media & Services
Securus Technologies Holdings, Inc.
Aventiv Technologies, LLC (fka Securus Technologies Holdings, LLC)	First Lien Secured Debt - Term Loan	SOFR+1026, 1.00% Floor	09/30/26	$2,205	$2,195	$2,242	(10)(22)(23)
	Second Lien Secured Debt - Term Loan	13.01%	09/30/26	9,762	7,686	—	(14)
		Total Interactive Media & Services			$9,881	$2,242
IT Services
Avenu Insights & Analytics
ACP Avenu Buyer, LLC	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	10/02/29	$3,658	$3,618	$3,528	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	10/02/29	5,431	5,317	5,033	(9)(17)(18)(23)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	10/02/29	322	301	271	(9)(17)(18)(22) (23)
					9,236	8,832
Distinct
Distinct Holdings Inc	First Lien Secured Debt - Term Loan	SOFR+575, 1.00% Floor	07/18/29	13,010	12,805	11,114	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+575, 1.00% Floor	07/18/29	996	977	736	(9)(16)(17)(18) (23)
					13,782	11,850

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (33)	Fair Value (1)(34)
GrayMatter Systems
Genius Bidco LLC	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	05/01/30	1,313	1,294	1,298	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	05/01/30	4,975	4,893	4,926	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	05/01/30	—	(15)	(11)	(8)(9)(17)(18)
	Common Equity - Common Stock	N/A	N/A	773 Shares	77	116	(9)(13)
					6,249	6,329
New Era Technology, Inc.
New Era Technology, Inc.	First Lien Secured Debt - Term Loan	SOFR+640 PIK, 1.00% Floor	06/30/30	13,662	13,662	12,725	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+640 PIK, 1.00% Floor	06/30/30	416	416	297	(9)(17)(18)(23)
	Preferred Equity - Preferred Equity	N/A	N/A	11,937 Shares	10,818	633	(9)(13)(19)
	Common Equity - Common Stock	N/A	N/A	11,937 Shares	—	—	(9)(13)(19)
					24,896	13,655
VikingCloud
Bullcave Limited	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	08/06/30	28,958	28,619	28,636	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+500, 0.75% Floor	08/06/30	4,053	3,993	3,991	(9)(17)(18)(23)
					32,612	32,627
		Total IT Services			$86,775	$73,293
Leisure Products
Dan Dee
Project Comfort Buyer, Inc.	Preferred Equity - Preferred Equity	N/A	N/A	491,405 Shares	$492	$211	(9)(13)
KLO Holdings, LLC
1244311 B.C. Ltd. (4)	Common Equity - Common Stock	N/A	N/A	1,000,032 Shares	1,000	42	(13)(19)(32)
Paladone
Paladone Group Bidco Limited	First Lien Secured Debt - Term Loan	SOFR+585, 1.00% Floor	11/12/27	5,844	5,809	5,753	(9)(15)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+585, 1.00% Floor	11/12/27	916	913	901	(9)(15)(23)
	First Lien Secured Debt - Revolver	SOFR+585, 1.00% Floor	11/12/27	1,271	1,264	1,249	(9)(15)(17)(18) (23)
	First Lien Secured Debt - Revolver	SON+585, 1.00% Floor	11/12/27	£353	471	461	(9)(15)(18)(21)
Paladone Group Holdings Limited	Common Equity - Common Stock	N/A	N/A	70,183 Shares	93	92	(9)(13)(15)(32)
					8,550	8,456
		Total Leisure Products			$10,042	$8,709

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (33)	Fair Value (1)(34)
Life Sciences Tools & Services
August Bio
August Bioservices, LLC	First Lien Secured Debt - Term Loan	SOFR+595, 2.00% Floor	06/01/29	$12,000	$11,961	$11,480	(9)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+595, 2.00% Floor	06/01/29	3,000	2,991	2,870	(9)(22)
	First Lien Secured Debt - Revolver	SOFR+400, 2.00% Floor	06/01/29	275	273	252	(9)(17)(18)(22)
					15,225	14,602
Unchained Labs
Unchained Labs, LLC	First Lien Secured Debt - Term Loan	SOFR+555, 1.00% Floor	08/09/29	1,839	1,825	1,823	(9)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+555, 1.00% Floor	08/09/29	2,178	2,167	2,159	(9)(22)
	First Lien Secured Debt - Revolver	SOFR+555, 1.00% Floor	08/09/29	—	(5)	(6)	(8)(9)(17)(18)
					3,987	3,976
		Total Life Sciences Tools & Services			$19,212	$18,578
Machinery
Carlisle Fluid Technologies
LSF12 Donnelly Bidco, LLC	First Lien Secured Debt - Term Loan	SOFR+650, 1.00% Floor	10/02/29	$14,588	$14,325	$14,335	(9)(22)
Flow Control
Flow Control Intermediate Holdings 2.0, LLC	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	05/01/31	5,280	5,213	5,234	(9)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	05/01/31	811	785	782	(9)(17)(18)(22)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	05/01/31	—	(16)	(11)	(8)(9)(17)(18)
					5,982	6,005
Ideal Tridon
Ideal Components Acquisition, LLC	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	06/30/32	12,993	12,819	12,901	(9)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 0.75% Floor	06/30/32	—	(16)	(17)	(8)(9)(17)(18)
	First Lien Secured Debt - Revolver	SOFR+500, 0.75% Floor	06/30/32	775	749	761	(9)(16)(17)(18) (20)(22)
					13,552	13,645
JPW
JPW Industries Holding Corporation	First Lien Secured Debt - Term Loan	SOFR+588, 2.00% Floor	11/22/28	1,961	1,961	1,940	(9)(23)
Milacron (Project Iota)
IOTA HOLDINGS 3	First Lien Secured Debt - Term Loan	SOFR+475, 0.00% Floor	03/31/32	22,449	22,139	22,132	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+475, 0.00% Floor	03/31/32	1,327	1,267	1,258	(9)(16)(17)(18) (23)
					23,406	23,390

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (33)	Fair Value (1)(34)
Relevant Industrial
Relevant Industrial, LLC	First Lien Secured Debt - Term Loan	SOFR+450, 1.00% Floor	05/16/31	3,145	3,108	3,099	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+450, 1.00% Floor	05/16/31	1,345	1,310	1,268	(9)(17)(18)(23)
	First Lien Secured Debt - Revolver	P+450, 0.00% Floor	05/16/31	179	164	158	(9)(17)(18)(20)
					4,582	4,525
		Total Machinery			$63,808	$63,840
Media
Accelerate360
McClatchy Media Company, LLC (fka Accelerate360 Holdings, LLC)	First Lien Secured Debt - Term Loan	SOFR+576, 1.00% Floor	02/11/28	$3,284	$3,284	$3,229	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+576, 1.00% Floor	02/11/28	1,246	1,246	1,203	(9)(17)(18)(23)
					4,530	4,432
Acosta
Acosta Holdings Corp.	Preferred Equity - Preferred Equity	N/A	N/A	12,601 Shares	557	773
	Common Equity - Common Stock	N/A	N/A	6,266 Shares	77	38	(13)
					634	811
ChyronHego Corporation
ChyronHego Parent Corporation (5)	Preferred Equity - Preferred Equity	N/A	N/A	67,800 Shares	65,250	45,335	(13)(19)
ChyronHego US Holding Corporation (5)	First Lien Secured Debt - Term Loan	SOFR+350, 1.75% Floor	06/30/29	60,874	61,414	60,874	(23)
	First Lien Secured Debt - Revolver	SOFR+600, 1.75% Floor	06/30/29	5,000	4,996	5,000	(18)(23)
					131,660	111,209
FingerPaint Marketing
KL Charlie Acquisition Company	First Lien Secured Debt - Term Loan	SOFR+535, 1.00% Floor	12/30/29	12,809	12,715	12,671	(9)(22)
	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	12/30/29	3,764	3,751	3,723	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+535, 1.00% Floor	12/30/29	5,430	5,394	5,337	(9)(17)(18)(22)
	First Lien Secured Debt - Revolver	SOFR+535, 1.00% Floor	12/30/29	—	(13)	(21)	(8)(9)(17)(18)
KL Charlie Co-Invest, L.P.	Common Equity - Common Stock	N/A	N/A	218,978 Shares	220	296	(9)(13)
					22,067	22,006
HALO Branded Solutions
HALO Buyer, Inc	First Lien Secured Debt - Term Loan	SOFR+600, 1.00% Floor	08/07/29	8,587	8,460	8,321	(9)(22)
	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	08/07/29	609	590	568	(9)(17)(18)(22)
					9,050	8,889

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (33)	Fair Value (1)(34)
Hero Digital
HRO (Hero Digital) Holdings, LLC	First Lien Secured Debt - Term Loan	SOFR+610, 1.00% Floor	11/18/28	26,560	26,327	25,560	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+610, 1.00% Floor	11/18/28	2,113	2,097	1,990	(9)(17)(18)(23)
HRO Holdings I LP	Common Equity - Common Stock	N/A	N/A	213 Shares	213	77	(9)(13)
					28,637	27,627
Wilson Language Training
Owl Parent Holdings, LLC	Common Equity - Common Stock	N/A	N/A	100 Shares	100	166	(9)
		Total Media			$196,678	$175,140
Multi-Utilities
Congruex
Congruex Group LLC	First Lien Secured Debt - Term Loan	SOFR+590, 1.50% Floor	05/03/29	$15,977	$15,813	$10,385	(9)(10)(23)
SEER
GS SEER Group Borrower LLC	First Lien Secured Debt - Term Loan	SOFR+675, 1.00% Floor	04/29/30	3,159	3,098	2,916	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+675, 1.00% Floor	04/29/30	1,156	1,135	1,068	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+675, 1.00% Floor	04/30/29	275	270	247	(9)(17)(18)(22)
GS SEER Group Holdings, LLC	Common Equity - Common Stock	N/A	N/A	42 Shares	42	24	(9)(13)
					4,545	4,255
		Total Multi-Utilities			$20,358	$14,640
Paper & Forest Products
BiOrigin Specialty Products
Complete Paper Inc.	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	02/04/31	$10,634	$10,495	$10,004	(9)(23)
		Total Paper & Forest Products			$10,495	$10,004
Passenger Airlines
Merx Aviation Finance, LLC
Merx Aviation Finance, LLC (5)	First Lien Secured Debt - Revolver	10%	10/31/26	$—	$—	$—
	Common Equity - Membership Interests	N/A	N/A	—	58,965	68,616	(13)(19)
		Total Passenger Airlines			$58,965	$68,616
Personal Care Products
Dr. Scholl's
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	11/01/28	—	(5)	(13)	(8)(9)(17)(18)
					(5)	(13)

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (33)	Fair Value (1)(34)
LashCo
Lash OpCo, LLC	First Lien Secured Debt - Term Loan	SOFR+510 Cash plus 2.00% PIK, 1.00% Floor	09/18/27	47,749	47,589	43,625	(9)(22)(23)
	First Lien Secured Debt - Revolver	SOFR+510 Cash plus 2.00% PIK, 1.00% Floor	09/18/27	—	(13)	(137)	(8)(9)(17)(18)
					47,576	43,488
RoC Skincare
RoC Holdco LLC	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	02/21/31	12,517	12,295	12,410	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	02/21/31	4,107	4,080	4,072	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	02/21/30	—	(27)	(18)	(8)(9)(17)(18)
					16,348	16,464
Suave
Silk Holdings I Corp.	Common Equity - Common Stock	N/A	N/A	100 Shares	100	247	(9)(13)
Silk Holdings III Corp.	First Lien Secured Debt - Term Loan	SOFR+450, 0.50% Floor	12/03/32	24,988	24,514	24,868	(9)(22)
					24,614	25,115
Summer Fridays
Summer Fridays, LLC	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	05/16/31	21,890	21,599	21,577	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	05/16/31	—	(23)	(26)	(8)(9)(16)(17) (18)
					21,576	21,551
		Total Personal Care Products			$110,109	$106,605
Pharmaceuticals
Alcresta Therapeutics Inc.
Alcresta Holdings, LP	Preferred Equity - Preferred Equity	N/A	N/A	116 Shares	$116	$84	(9)(13)
	Common Equity - Common Stock	N/A	N/A	1,176 Shares	1	124	(9)(13)
Alcresta Therapeutics Inc.	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	03/12/31	9,237	9,187	9,170	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	03/12/31	103	95	100	(9)(17)(18)(23)
					9,399	9,478
Avid Bioservices
Space Finco, Inc.	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	02/05/32	10,505	10,367	10,390	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	02/05/32	6,880	6,760	6,758	(9)(17)(18)(23)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	02/05/31	—	(39)	(34)	(8)(9)(17)(18)
Space Parent, LP	Preferred Equity - Preferred Equity	N/A	N/A	99,000 Shares	99	99	(9)(13)
	Common Equity - Common Stock	N/A	N/A	1,000 Shares	1	1	(9)(13)
					17,188	17,214

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)		Cost (33)	Fair Value (1)(34)
Ora LLC
Orion Buyer, LLC	First Lien Secured Debt - Term Loan	SOFR+500 (Inclusive of 4.37% PIK), 1.00% Floor	07/18/30		6,643	6,547	6,063	(9)(23)
	First Lien Secured Debt - Revolver	P+400, 1.00% Floor	07/18/30		1,123	1,104	1,001	(9)(17)(18)(20) (22)
TVG Orion Blocker, Inc.	Common Equity - Common Stock	N/A	N/A		2 Shares	110	—	(9)(13)
	Unsecured Debt - Promissory Note	11.34%	07/11/30		21	21	—	(9)
						7,782	7,064
PAI Pharma
Pai Middle Tier, LLC	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	02/13/32		26,285	25,880	25,363	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+475, 0.75% Floor	02/13/32		—	(42)	(123)	(8)(9)(17)(18)
PAI Co-Investor FT Aggregator LLC	Common Equity - Common Stock	N/A	N/A		100 Shares	100	66	(9)(13)
						25,938	25,306
Sterling Pharma
Saffron Bidco Ltd	First Lien Secured Debt - Term Loan	SOFR+325 Cash plus 2.50% PIK, 0.75% Floor	09/24/31		14,365	14,149	13,939	(9)(15)(24)
	First Lien Secured Debt - Term Loan	EURIBOR+325 Cash plus 2.50% PIK, 0.75% Floor	09/24/31		€102	112	113	(9)(15)(28)
	First Lien Secured Debt - Delayed Draw	SON+325 Cash plus 2.50% PIK, 0.75% Floor	09/24/31		£—	(62)	(242)	(8)(9)(15)(17) (18)(21)
						14,199	13,810
Trillium
Trillium Health Care Products Inc.	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	08/06/31		8,003	7,852	7,800	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	08/06/31		1,006	990	980	(9)(17)(18)(23) (24)
	First Lien Secured Debt - Revolver	CORRA+525, 1.00% Floor	08/06/31	C$		—	(15)	(8)(9)(17)(18)
						8,842	8,765
		Total Pharmaceuticals				$83,348	$81,637
Professional Services
AGDATA
AGDATA Midco, LLC	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	07/01/30		$5,392	$5,330	$5,328	(9)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 0.75% Floor	07/01/30		706	682	659	(9)(17)(18)(22)
	First Lien Secured Debt - Revolver	P+375, 0.75% Floor	07/01/30		236	231	230	(9)(17)(18)(20) (22)
						6,243	6,217

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (33)	Fair Value (1)(34)
BDO USA
BDO USA, P.A.	First Lien Secured Debt - Term Loan	SOFR+500, 2.00% Floor	08/31/28	11,670	11,670	11,355	(9)(23)
DCM Services
DCM Parent, LLC	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	03/12/31	5,035	4,960	4,999	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	03/12/31	—	(27)	(17)	(8)(9)(17)(18)
					4,933	4,982
DecisionHR
DecisionHR Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+425, 1.00% Floor	12/08/31	6,791	6,729	6,686	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+425, 1.00% Floor	12/08/31	—	(10)	(33)	(8)(9)(17)(18)
	First Lien Secured Debt - Revolver	SOFR+425, 1.00% Floor	12/08/31	—	(10)	(17)	(8)(9)(17)(18)
					6,709	6,636
Escalent
M&M OPCO, LLC	First Lien Secured Debt - Term Loan	SOFR+600, 1.00% Floor	04/07/29	11,792	11,606	11,565	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	04/07/29	152	146	143	(9)(17)(18)(23)
					11,752	11,708
G&A
G&A Partners Holding Company II, LLC	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	03/03/31	6,612	6,528	6,612	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 0.75% Floor	03/03/31	2,292	2,272	2,292	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+500, 0.75% Floor	03/01/30	35	31	35	(9)(17)(18)(23)
					8,831	8,939
Health & Safety Institute
HSI Halo Holdings, LLC	Common Equity - Common Stock	N/A	N/A	1,010 Shares	46	1,394	(9)(13)
Lexitas
Chronicle Parent LLC	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	04/15/31	6,967	6,909	6,953	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	04/15/31	393	383	389	(9)(17)(18)(22) (23)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	04/15/31	—	(6)	(1)	(8)(9)(17)(18)
					7,286	7,341
North Highland
The North Highland Company LLC	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	12/20/31	3,019	2,993	2,977	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 0.75% Floor	12/20/31	—	(4)	(15)	(8)(9)(17)(18)
	First Lien Secured Debt - Revolver	SOFR+475, 0.75% Floor	12/20/30	97	91	86	(9)(17)(18)(22)
					3,080	3,048

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (33)	Fair Value (1)(34)
PSI Services, LLC
Lifelong Learner Holdings, LLC	First Lien Secured Debt - Term Loan	SOFR+115 Cash plus 6.75% PIK, 1.00% Floor	04/12/27	5,810	5,758	4,562	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+115 Cash plus 6.75% PIK, 1.00% Floor	04/12/27	594	593	466	(9)(18)(23)
					6,351	5,028
Schlesinger Group
Schlesinger Global, LLC	First Lien Secured Debt - Term Loan	SOFR+585 Cash plus 0.50% PIK, 1.00% Floor	06/30/27	6,289	6,327	5,918	(9)(22)
		Total Professional Services			$73,228	$72,566
Software
Acronis AG
Angel Lux Bidco S.a.r.l.	First Lien Secured Debt - Term Loan	SOFR+525, 0.00% Floor	02/26/33	$5,000	$4,952	$4,863	(15)(23)
Align
RMCF V CIV L, L.P.	Common Equity - Common Stock	N/A	N/A	241 Shares	500	534	(9)(13)
American Megatrends
AMI Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	10/17/31	12,932	12,742	12,726	(9)(25)
	First Lien Secured Debt - Revolver	SOFR+500, 0.75% Floor	10/17/31	—	(22)	(30)	(8)(9)(17)(18)
					12,720	12,696
Asure Software
Asure Software, Inc.	First Lien Secured Debt - Term Loan	SOFR+500, 2.00% Floor	04/01/30	6,667	6,640	6,592	(9)(15)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 2.00% Floor	04/01/30	13,333	13,281	13,184	(9)(15)(22)
					19,921	19,776
Beeline
IQN Holding Corp.	First Lien Secured Debt - Term Loan	SOFR+263 Cash plus 3.13% PIK, 0.75% Floor	05/02/29	4,475	4,475	4,144	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+263 Cash plus 3.13% PIK, 0.75% Floor	05/02/28	158	158	139	(9)(17)(18)(23)
					4,633	4,283
Calero Holdings, Inc.
Telesoft Holdings, LLC	First Lien Secured Debt - Term Loan	SOFR+635, 1.00% Floor	05/31/27	21,307	21,262	21,124	(22)
	First Lien Secured Debt - Revolver	SOFR+635, 1.00% Floor	05/31/27	417	412	397	(17)(18)(22)
					21,674	21,521
Digital.ai
Digital.ai Software Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+600, 1.00% Floor	08/10/28	22,574	22,292	21,255	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	08/10/28	242	221	100	(9)(17)(18)(22)
					22,513	21,355

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (33)	Fair Value (1)(34)
EVER.AG Corporation
EVER.AG Corporation	First Lien Secured Debt - Term Loan	SOFR+510, 1.00% Floor	06/24/27	20,482	20,348	20,450	(9)(22)
	First Lien Secured Debt - Revolver	SOFR+510, 1.00% Floor	06/24/27	—	(5)	(2)	(8)(9)(17)(18)
					20,343	20,448
Forcura + Medalogix (Project Tarpon)
F&M Buyer LLC	First Lien Secured Debt - Term Loan	SOFR+450, 0.75% Floor	03/18/32	16,901	16,757	16,695	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+450, 0.75% Floor	03/18/32	—	(23)	(69)	(8)(9)(17)(18)
	First Lien Secured Debt - Revolver	SOFR+450, 0.75% Floor	03/18/32	—	(20)	(30)	(8)(9)(17)(18)
					16,714	16,596
G2CI
Evergreen IX Borrower 2023, LLC	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	09/30/30	7,025	7,025	6,824	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+475, 0.75% Floor	10/01/29	—	—	(23)	(8)(9)(17)(18)
					7,025	6,801
Instem
Ichor Management Limited	First Lien Secured Debt - Term Loan	SOFR+600, 1.00% Floor	12/08/29	8,838	8,692	8,364	(9)(15)(24)
Litify
Litify Holdings Inc.	Common Equity - Common Stock	N/A	N/A	217,892 Shares	107	438	(9)(13)
Litify LLC	First Lien Secured Debt - Term Loan	SOFR+560, 1.00% Floor	02/02/29	29,094	28,617	28,207	(9)(22)
	First Lien Secured Debt - Revolver	SOFR+560, 1.00% Floor	02/02/29	—	(11)	(25)	(8)(9)(17)(18)
					28,713	28,620
Lookout
Lookout, Inc.	First Lien Secured Debt - Term Loan	SOFR+625, 3.00% Floor	06/01/29	5,000	4,984	4,958	(9)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+625, 3.00% Floor	06/01/29	5,000	4,984	4,958	(9)(22)
					9,968	9,916
mPulse
mPulse Mobile, Inc.	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	08/26/32	8,037	7,960	7,664	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 0.75% Floor	08/26/32	—	(7)	(36)	(8)(9)(17)(18)
	First Lien Secured Debt - Revolver	SOFR+475, 0.75% Floor	08/26/32	—	(11)	(55)	(8)(9)(17)(18)
					7,942	7,573

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (33)	Fair Value (1)(34)
MYCOM
Magnate Holding Corp.	First Lien Secured Debt - Term Loan	SOFR+625 PIK, 0.50% Floor	12/31/26	21,344	21,351	19,440	(9)(15)(23)
Naviga
Colonnade Parent Inc (fka Naviga Inc.)	First Lien Secured Debt - Term Loan	5.15%	09/30/26	12,909	10,513	5,857	(9)(14)
	First Lien Secured Debt - Delayed Draw	5.15%	09/30/26	2,207	1,780	1,000	(9)(14)(17)(18)
	First Lien Secured Debt - Revolver	5.15%	09/30/26	500	474	227	(9)(14)(18)
					12,767	7,084
New Relic
Crewline Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+675, 1.00% Floor	11/08/30	5,623	5,582	5,476	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+675, 1.00% Floor	11/08/30	—	—	(10)	(8)(9)(17)(18)
					5,582	5,466
Poppulo, Inc.
Four Winds Interactive LLC	First Lien Secured Debt - Term Loan	SOFR+575, 0.75% Floor	02/20/30	7,485	7,369	7,264	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+575, 0.75% Floor	02/20/30	1,460	1,435	1,417	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+575, 0.75% Floor	02/20/30	—	(14)	(29)	(8)(9)(16)(17) (18)
					8,790	8,652
Riverbed Technology, Inc.
Riverbed Technology, Inc.	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	04/03/28	—	(5)	(11)	(8)(17)(18)
Simeio
Simeio Group Holdings, Inc.	First Lien Secured Debt - Term Loan	10.74%	01/31/28	8,128	8,115	5,609	(9)(14)(33)
	First Lien Secured Debt - Revolver	10.74%	01/31/28	884	876	610	(9)(14)(18)(33)
					8,991	6,219
Solera
Polaris Newco, LLC	First Lien Secured Debt - Term Loan	SOFR+426, 0.50% Floor	06/02/28	8,024	7,990	6,994	(10)(23)
SPS Commerce, Inc.
	Common Equity - Common Stock	N/A	N/A	837 Shares	62	48	(10)(13)(15)
Texada
Texada Software LLC	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	04/30/30	6,923	6,824	6,689	(9)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+550, 1.00% Floor	04/30/30	2,051	2,021	1,982	(9)(22)
	First Lien Secured Debt - Revolver	SOFR+550, 1.00% Floor	04/30/30	77	64	42	(9)(17)(18)(22)
					8,909	8,713

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (33)	Fair Value (1)(34)
The Weather Company
Zephyr Buyer, L.P.	First Lien Secured Debt - Term Loan	SOFR+475, 0.50% Floor	01/31/31	30,248	29,660	29,712	(9)(22)
	First Lien Secured Debt - Revolver	SOFR+475, 0.50% Floor	01/31/31	—	(65)	(72)	(8)(9)(17)(18)
					29,595	29,640
Uniguest
Uniguest Holdings, Inc	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	11/27/30	19,544	19,308	19,219	(9)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	11/27/30	—	(22)	(66)	(8)(9)(17)(18)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	11/27/30	—	(13)	(20)	(8)(9)(17)(18)
					19,273	19,133
Uplight
Uplight, Inc.	First Lien Secured Debt - Term Loan	SOFR+600, 4.00% Floor	06/01/29	10,000	9,935	9,999	(9)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+600, 4.00% Floor	06/01/29	—	—	—	(9)(18)
	First Lien Secured Debt - Revolver	SOFR+350, 4.00% Floor	06/01/29	300	300	300	(9)(17)(18)(22)
					10,235	10,299
Zafin
Zafin Labs Americas Incorporated	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	02/14/31	16,667	16,462	16,480	(9)(15)(24)
	First Lien Secured Debt - Revolver	SOFR+475, 0.75% Floor	02/14/31	—	(39)	(37)	(8)(9)(15)(17) (18)
					16,423	16,443
Zendesk
Zendesk, Inc.	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	11/22/28	6,587	6,587	6,120	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 0.75% Floor	11/22/28	1,680	1,680	1,560	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+500, 0.75% Floor	11/22/28	—	—	(49)	(8)(9)(16)(17) (18)
					8,267	7,631
		Total Software			$344,540	$329,097
Specialty Retail
Club Champion
Club Champion LLC	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	06/14/29	$8,974	$8,882	$8,894	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+500, 0.75% Floor	06/14/29	669	652	653	(9)(17)(18)(23)
					9,534	9,547
EG Group
EG Global Finance PLC	First Lien Secured Debt - Corporate Bond	SOFR+750, 0.50% Floor	11/30/28	6,267	6,378	6,557	(15)(23)
		Total Specialty Retail			$15,912	$16,104

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (33)	Fair Value (1)(34)
Technology Hardware, Storage & Peripherals
Accelevation, LLC
Accelevation LLC	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	01/02/31	$4,151	$4,096	$4,114	(9)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 0.75% Floor	01/02/31	2,212	2,178	2,181	(9)(17)(18)(22)
	First Lien Secured Debt - Revolver	SOFR+500, 0.75% Floor	01/02/31	—	(26)	(21)	(8)(9)(17)(18)
					6,248	6,274
Biamp
Biamp	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	04/30/30	820	809	752	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	04/30/30	28	26	18	(9)(16)(17)(18)(22)
					835	770
BusPatrol
BusPatrol Holdco	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	08/02/29	8,333	8,276	8,208	(9)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	08/02/29	8,333	8,312	8,209	(9)(22)
	First Lien Secured Debt - Revolver	SOFR+400, 1.00% Floor	08/02/29	1,733	1,718	1,708	(9)(17)(18)(22)
					18,306	18,125
		Total Technology Hardware, Storage & Peripherals			$25,389	$25,169
Textiles, Apparel & Luxury Goods
Iconix Brand Group
IBG Borrower LLC	First Lien Secured Debt - Term Loan	SOFR+515, 1.00% Floor	08/22/31	$5,719	$5,674	$5,614	(9)(23)
	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	08/22/31	3,366	3,304	3,304	(9)(23)
					8,978	8,918
Sequential Brands Group, Inc.
Gainline Galaxy Holdings LLC	Common Equity - Common Stock	N/A	N/A	3,060 Shares	575	255	(13)(30)
Galaxy Universal LLC	First Lien Secured Debt - Term Loan	SOFR+575, 1.00% Floor	05/12/28	16,241	16,233	15,389	(23)(24)
	First Lien Secured Debt - Term Loan	SOFR+625, 1.00% Floor	05/12/28	2,480	2,480	2,382	(23)
	First Lien Secured Debt - Delayed Draw	SOFR+575, 1.00% Floor	05/12/28	761	749	719	(23)
					20,037	18,745
		Total Textiles, Apparel & Luxury Goods			$29,015	$27,663

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (33)	Fair Value (1)(34)
Trading Companies & Distributors
Banner Solutions
Banner Buyer, LLC	First Lien Secured Debt - Term Loan	10.24%	05/31/27	$12,377	$11,903	$5,336	(9)(14)
	First Lien Secured Debt - Delayed Draw	10.24%	05/31/27	3,022	2,899	1,303	(9)(14)
	First Lien Secured Debt - Revolver	10.24%	05/31/27	592	565	(509)	(8)(9)(14)(17) (18)
Banner Parent Holdings, Inc.	Common Equity - Common Stock	N/A	N/A	6,125 Shares	613	—	(9)(13)
					15,980	6,130
LSG
Lindstrom, LLC	First Lien Secured Debt - Term Loan	SOFR+550, 0.75% Floor	12/30/32	11,471	11,300	11,338	(9)(24)
	First Lien Secured Debt - Revolver	SOFR+550, 0.75% Floor	12/30/32	—	(49)	(41)	(8)(9)(16)(17) (18)
					11,251	11,297
MacQueen Equipment, LLC
MacQueen Equipment, LLC	First Lien Secured Debt - Delayed Draw	SOFR+551, 1.00% Floor	01/07/28	6,039	6,015	5,962	(9)(17)(18)(22) (23)
McNichols Company
Patriot MCN Buyer Corp.	First Lien Secured Debt - Term Loan	SOFR+475, 1.75% Floor	10/01/31	3,864	3,820	3,797	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 1.75% Floor	10/01/31	—	(4)	(12)	(8)(9)(17)(18)
	First Lien Secured Debt - Revolver	SOFR+475, 1.75% Floor	10/01/31	—	(5)	(7)	(8)(9)(17)(18)
					3,811	3,778
Meritus Gas Partners
MGP Holdings III Corp.	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	03/01/30	13,994	13,816	13,799	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	03/01/30	2,012	1,983	1,975	(9)(17)(18)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	03/01/30	366	363	355	(9)(17)(18)(23)
					16,162	16,129
ORS Nasco
WC ORS Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	08/07/31	9,374	9,251	9,313	(9)(23)
WC ORS Holdings, L.P.	Common Equity - Common Stock	N/A	N/A	100,000 Shares	100	220	(9)(13)
					9,351	9,533

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (33)	Fair Value (1)(34)
PSE
Graffiti Parent, LP	Common Equity - Common Stock	N/A	N/A	2,439 Shares	244	171	(9)(13)
Painters Supply and Equipment Co. (fka Graffiti Buyer, Inc.)	First Lien Secured Debt - Term Loan	SOFR+560, 1.00% Floor	08/10/27	10,692	10,574	10,330	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+560, 1.00% Floor	08/10/27	3,608	3,591	3,485	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+560, 1.00% Floor	08/10/27	131	125	86	(9)(17)(18)(23)
					14,534	14,072
		Total Trading Companies & Distributors			$77,104	$66,901
Total Investments before Cash Equivalents					$3,061,809	$2,770,342	(7)(12)
J.P. Morgan U.S. Government Money Market Fund		N/A	N/A	$185	$185	$185	(11)
Total Investment after Cash Equivalents					$3,061,994	$2,770,527

Derivative Instrument	Settlement Date	Notional amount to be purchased	Notional amount to be sold		Footnote Reference
Foreign currency forward contract	9/16/2026	$12,981	C$	18,045	Note 5
Foreign currency forward contract	9/16/2026	8,479		€7,285	Note 5
Foreign currency forward contract	9/16/2026	35,974		£26,815	Note 5

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
(3)
Denotes investments in which the Company owns greater than 25% of the equity, where the governing documents of each entity preclude the Company from exercising a controlling influence over the management or policies of such entity. The Company does not have the right to elect or appoint more than 25% of the directors or another party has the right to elect or appoint more directors than the Company and has the right to appoint certain members of senior management. Therefore, the Company has determined that these entities are not controlled affiliates. As of June 30, 2026, we had a 100% equity ownership interest in Golden Bear 2016-R, LLC, a collateralized loan obligation.

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

(4)
Denotes investments in which we are an “Affiliated Person,” as defined in the Investment Company Act of 1940, as amended (the "1940 Act"), due to holding the power to vote or owning 5% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of December 31, 2025 and June 30, 2026 along with transactions during the six months ended June 30, 2026 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2025	Gross Additions ●	Gross Reductions ■	Net Change in Unrealized Gains (Losses)	Fair Value at June 30, 2026	Net Realized Gains (Losses)	Interest/ Dividend/ Other Income
1244311 B.C. Ltd.,Common Stock	$66	$—	$—	$(23)	$42	$—	$—
Carbonfree Chemicals Holdings LLC,Common Equity / Interest	18,332	—	—	(3,758)	14,574	—	—
FC2 LLC,Common Stock	—	—	—	—	—	—	—
FC2 LLC,Term Loan	12,373	—	—	(215)	12,158	—	405
Golden Bear 2016-R, LLC,Membership Interests	8,033	107	(576)	(178)	7,385	—	456
Surf Opco, LLC,Class A-1 Common	115	—	—	40	155	—	—
Surf Opco, LLC,Class P-1 Preferred	2,683	—	—	277	2,960	—	—
Surf Opco, LLC,Revolver	19,829	5,729	(7,581)	(7)	17,971	—	806
Surf Opco, LLC,Term Loan	9,431	18	(174)	113	9,253	(135)	384
Auto Pool 2023 Trust (Del. Stat. Trust) ,Membership Interests	10,317	—	(701)	(2,061)	7,555	—	—
Blue Jay Transit Inc.,Term Loan	19,344	9,583	(133)	(3,020)	25,779	4	—
Arrivia, Inc. (International Cruise & Excursion Gallery, Inc),Membership Interests	2,628	—	—	215	2,843	—	—
Arrivia, Inc. (International Cruise & Excursion Gallery, Inc),Term Loan	3,962	—	—	(12)	3,950	—	195
Third Lane Mobility Inc.,Common Stock	—	—	—	—	—	—	—
Third Lane Mobility Inc.,Warrants	—	—	—	—	—	—	—
Amplity Parent, Inc.,Revolver	—	359	—	(42)	317	—	57
Amplity Parent, Inc.,Term Loan	—	11,511	—	(3,319)	8,189	(0)	260
Amplity Topco, LLC,Common Stock	—	—	—	—	—	—	—
Amplity Topco, LLC,Preferred Equity	—	17,556	—	(6,501)	11,055	—	—
	$107,111	$44,863	$(9,165)	$(18,491)	$124,185	$(131)	$2,563
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

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

(5)
Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Fair value as of December 31, 2025 and June 30, 2026 along with transactions during the six months ended June 30, 2026 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2025	Gross Additions ●	Gross Reductions ■	Net Change in Unrealized Gains (Losses)	Fair Value at June 30, 2026	Net Realized Gains (Losses)	Interest/ Dividend/ Other Income
Majority Owned Company
ChyronHego US Holding Corporation	$19,467	$3,502	$(17,956)	$(11)	$5,000	$(2)	$941
ChyronHego US Holding Corporation	105,906	—	(44,287)	(745)	60,874	—	3,818
ChyronHego Corporation	13,045	59,250	—	(26,960)	45,335	—	—
Merx Aviation Finance, LLC	84,222	—	(15,924)	318	68,616	—	—
Merx Aviation Finance, LLC	18,576	—	(18,576)	—	—	—	209
	$241,216	$62,752	$(96,743)	$(27,398)	$179,825	$(2)	$4,968

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

As of June 30, 2026, the Company had a 93.14% and 100% equity ownership interest in ChyronHego Corporation and Merx Aviation Finance, LLC, respectively.

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

June 30, 2026

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
(12)
Aggregate gross unrealized gain and loss for federal income tax purposes is $26,955 and $357,709, respectively. Net unrealized loss is $330,754 based on a tax cost of $3,101,096.
(13)
Non-income producing security.
(14)
Non-accrual status (see Note 2 to the consolidated financial statements).
(15)
Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of June 30, 2026, non-qualifying assets represented approximately 7.7% of the total assets of the Company.
(16)
As of June 30, 2026, there were letters of credit issued and outstanding through the Company under this first lien senior secured revolving loan.
(17)
The undrawn portion of these committed revolvers and delayed draw term loans includes a commitment and unused fee rate.

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

(18)
As of June 30, 2026, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 8 to the consolidated financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit **	Undrawn Commitment
ACP Avenu Buyer, LLC	$7,247	$322	$—	$6,925
ACP Packaging Intermediateco, LLC	1,829	305	—	1,524
AGDATA Midco, LLC	3,828	236	—	3,592
AMI Buyer, Inc.	1,905	—	—	1,905
Accelevation LLC	3,540	—	—	3,540
Acentra Holdings, LLC (fka CNSI Holdings, LLC)	2,000	—	—	2,000
Alcresta Therapeutics Inc.	441	103	—	338
All Star Recruiting Locums, LLC	3,478	848	—	2,630
American Restoration Holdings, LLC	7,634	2,268	—	5,366
Amplity Parent, Inc.	2,796	359	—	2,437
Amylu Borrower Sub, LLC	3,747	—	—	3,747
Arcadia Solutions, Inc.	1,786	—	—	1,786
Aspen Aerogels, Inc.	100	11	—	89
Athlete Buyer, LLC	5,237	3,201	368	1,668
August Bioservices, LLC	500	275	—	225
Banner Buyer, LLC	1,935	592	—	1,343
Berner Food & Beverage, LLC	2,881	2,167	—	714
Biamp	120	28	4	88
Bingo Group Buyer, Inc.	3,508	25	—	3,483
Birch Group of Clinics Acquireco Inc.	1,702	—	—	1,702
Blue Jay Transit Inc.	—	—	—	—
Brush Group Bidco Limited*	1,989	—	—	1,989
Bullcave Limited	5,526	4,052	—	1,474
BusPatrol Holdco	2,000	1,733	—	267
CARDS-Live Oak Holdings, Inc.	1,030	355	—	675
CI (MG) GROUP, LLC	4,411	1,164	—	3,247
CRS Holdings, Inc.	943	—	194	749
CSC Holdings, LLC	100	90	6	4
Camin Cargo Control Holdings, Inc.	1,000	827	—	173
Cerus Corporation	3,000	2,476	—	524
Channelside AcquisitionCo, Inc. (fka Gruden Acquisition, Inc.)	333	—	127	206
Chronicle Parent LLC	2,570	—	—	2,570
ChyronHego US Holding Corporation	15,000	5,000	—	10,000
CircusTrix Holdings LLC	1,000	1,000	—	—
Club Car Wash Operating, LLC	1,625	1,625	—	—
Club Champion LLC	1,807	668	—	1,139
Colonnade Parent Inc (fka Naviga Inc.)	502	500	—	2
Cool Buyer, Inc.	6,667	3,637	—	3,030
Coretrust Purchasing Group LLC (HPG Enterprises LLC)	677	—	—	677
Crewline Buyer, Inc.	377	—	—	377
Crumbl Enterprises LLC	741	—	—	741
DCM Parent, LLC	2,326	—	—	2,326
DRS Holdings III, Inc.	1,483	—	—	1,483
DecisionHR Holdings, Inc.	3,191	—	—	3,191
Digital.ai Software Holdings, Inc.	2,419	242	—	2,177

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit **	Undrawn Commitment
Distinct Holdings Inc	1,758	996	469	293
EVER.AG Corporation	1,257	—	—	1,257
Eagle Purchaser, Inc.	698	698	—	—
Eagle U.S. Purchaser, Inc.	1,421	—	131	1,290
Eldrickco Limited*	929	472	—	457
EmpiRx Health LLC	909	—	—	909
Evergreen IX Borrower 2023, LLC	795	—	—	795
Evolv Technologies Holdings, Inc.	9,000	—	—	9,000
ExactCare Parent, Inc.	1,967	—	—	1,967
Excelligence Learning Corporation	2,466	1,085	223	1,158
F&M Buyer LLC	8,099	—	—	8,099
Flow Control Intermediate Holdings 2.0, LLC	3,853	—	—	3,853
Four Winds Interactive LLC	976	—	6	970
G&A Partners Holding Company II, LLC	352	35	—	317
GI Apple Midco LLC	556	369	75	112
GS SEER Group Borrower LLC	367	275	—	92
Gabriel Partners, LLC	699	663	—	36
Gateway US Holdings, Inc.	1,184	—	—	1,184
Genius Bidco LLC	1,160	—	—	1,160
Go Car Wash Management Corp.	417	83	—	334
Green Grass Foods, Inc.	1,249	436	—	813
HALO Buyer, Inc	1,303	607	—	696
HEF Safety Ultimate Holdings, LLC	1,500	—	—	1,500
HRO (Hero Digital) Holdings, LLC	2,657	2,113	—	544
Health Management Associates Superholdings, Inc.	284	—	2	282
Heniff Holdco, LLC	4,019	3,887	132	—
High Street Buyer, Inc.	2,203	—	10	2,193
Hive Intermediate, LLC	2,326	—	—	2,326
IOTA HOLDINGS 3	4,825	1,327	6	3,492
IQN Holding Corp.	264	158	—	106
IW Buyer LLC	393	—	11	382
Ideal Components Acquisition, LLC	4,408	775	119	3,514
Jacent Strategic Merchandising, LLC	3,500	2,779	—	721
Justin's LLC	833	—	—	833
KL Charlie Acquisition Company	5,141	—	—	5,141
Kauffman Intermediate, LLC	1,407	1,407	—	—
Kure Pain Holdings, Inc.	2,654	505	—	2,149
LS Clinical Services Holdings, Inc.	1,875	1,077	—	798
Lash OpCo, LLC	1,612	—	—	1,612
LendingPoint 2018-1 Funding Trust	9,375	9,354	—	21
Lifelong Learner Holdings, LLC	597	594	—	3
Lindstrom, LLC	3,500	—	488	3,012
Litify LLC	833	—	—	833
Lotus Topco Inc.	962	—	—	962
Lunar Buyer, LLC	10,909	1,727	—	9,182
M&M OPCO, LLC	476	152	—	324
MGP Holdings III Corp.	1,363	366	—	997
MRO Parent Corporation	741	—	—	741
MacQueen Equipment, LLC	3,828	—	—	3,828
Marlin DTC-LS Midco 2, LLC	479	—	—	479
Maxor National Pharmacy Services, LLC	1,530	—	—	1,530
McClatchy Media Company, LLC (fka Accelerate360 Holdings, LLC)	2,544	1,246	—	1,298
Medical Guardian, LLC	3,810	381	—	3,429
Merative L.P.	882	—	—	882
Mersino, Inc. (fka Ironhorse Purchaser, LLC)	483	38	32	413

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit **	Undrawn Commitment
Metz Culinary Management, LLC	822	—	—	822
Midwest Vision Partners Management, LLC	612	612	—	—
Mobile Communications America, Inc.	3,231	—	—	3,231
Munson Buffalo Restaurant Group LLC	947	—	—	947
NCP-MSI Buyer	2,667	1,903	—	764
NPPI Buyer, LLC	7,895	—	—	7,895
Natus Sensory, Inc.	4,150	—	—	4,150
NeuroPace, Inc.	1,500	—	—	1,500
New Era Technology, Inc.	1,732	416	—	1,316
Norvax, LLC (dba GoHealth)	1,591	1,085	—	506
OMH-Healthedge Holdings, Inc.	1,312	—	—	1,312
Olympus Terminals Holdco II LLC	6,373	—	1,633	4,740
Orion Buyer, LLC	1,401	1,123	—	278
Overhaul Group, Inc.	4,286	—	—	4,286
PMA Parent Holdings, LLC	987	—	—	987
Pace Health Companies, LLC	4,399	—	138	4,261
Pai Middle Tier, LLC	3,500	—	—	3,500
Painters Supply and Equipment Co. (fka Graffiti Buyer, Inc.)	1,307	131	—	1,176
Paladone Group Bidco Limited	1,412	1,271	—	141
Paladone Group Bidco Limited*	468	468	—	—
Patriot Foods Buyer, Inc.	584	26	—	558
Patriot MCN Buyer Corp.	1,127	—	—	1,127
Pavement Preservation Acquisition, LLC	1,829	713	—	1,116
Poly-Wood, LLC	409	—	—	409
Precision Refrigeration & Air Conditioning LLC	2,273	227	—	2,046
Protein For Pets Opco, LLC	896	—	—	896
Pure Upper Holdco LLC	3,556	—	—	3,556
R.F. Fager Company, LLC	274	133	—	141
RHI Acquisition LLC	660	198	—	462
Rarebreed Veterinary Partners, Inc.	957	—	43	914
Regis Corporation	4,167	172	833	3,162
Relevant Industrial, LLC	5,439	179	—	5,260
Riverbed Technology, Inc.	160	—	—	160
RoC Holdco LLC	2,195	—	—	2,195
Ronnoco Holdings, Inc.	2,172	579	—	1,593
SEV Intermediate Holdco, LLC	1,667	325	—	1,342
Saffron Bidco Ltd*	8,156	—	—	8,156
Shelby 2021 Holdings Corp.	2,664	—	—	2,664
Shout! Factory LLC	1,579	434	—	1,145
Simeio Group Holdings, Inc.	884	884	—	—
Smith Topco, Inc.	1,128	98	—	1,030
Space Finco, Inc.	7,447	—	—	7,447
Sperry Acquisition, LLC	615	154	—	461
Summer Fridays, LLC	1,852	—	73	1,779
Surf Opco, LLC	23,333	18,032	1,667	3,634
TCW Midco LLC	1,139	—	—	1,139
THLP CO., LLC	4,494	2,593	253	1,648
TS Investors, LLC	1,885	—	—	1,885
Tarrytown Acquisition Holdings, LLC	1,417	—	—	1,417
Tasty Chick'n LLC	2,041	878	—	1,163
TeamLINX Buyer, LLC	1,429	—	—	1,429
Telesoft Holdings, LLC	2,273	417	—	1,856
Texada Software LLC	1,026	77	—	949
The North Highland Company LLC	1,935	97	—	1,838

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit **	Undrawn Commitment
Thomas Scientific, LLC	3,092	2,352	—	740
Total Power Limited	4,900	285	9	4,606
Total Power Limited*	2,218	100	6	2,112
Traffic Management Solutions, LLC	5,956	—	59	5,897
Trench Plate Rental Co.	1,818	1,673	13	132
Trillium Health Care Products Inc.	1,038	1,006	—	32
Trillium Health Care Products Inc.*	590	—	—	590
Truck-Lite Co., LLC	1,274	—	—	1,274
Tyber Medical LLC	2,492	678	—	1,814
Tyber Medical LLC*	327	327	—	—
USLS Acquisition, Inc.	2,979	683	75	2,221
Ultra Clean Holdco LLC	6,964	—	—	6,964
Unchained Labs, LLC	726	—	—	726
Uniguest Holdings, Inc	5,159	—	—	5,159
Uplight, Inc.	—	—	—	—
Village Pet Care, LLC	4,950	803	—	4,147
Vixxo Corporation	1,250	—	—	1,250
Vybond Buyer, LLC	7,666	—	—	7,666
WH BorrowerCo, LLC	5,013	583	—	4,430
WelldyneRX, LLC	1,923	—	—	1,923
Zafin Labs Americas Incorporated	3,333	—	—	3,333
Zendesk, Inc.	696	—	7	689
Zephyr Buyer, L.P.	3,952	—	—	3,952
ePac Holdings LLC	4,000	—	—	4,000
mPulse Mobile, Inc.	1,923	—	—	1,923
Total Commitments	$459,052	$109,429	$7,212	$342,411

* These investments are in a foreign currency and the total commitment has been converted to USD using the June 30, 2026 exchange rate.

**For all letters of credit issued and outstanding on June 30, 2026, $5,671 will expire in 2026, $1,137 will expire in 2027, $214 will expire in 2029 and $190 will expire in 2030.

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

(19)
Securities that are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2026, the aggregate fair value of these securities is $146,564 or 13% of the Company's net assets. The acquisition dates of the restricted securities are as follows:

Issuer	Investment Type	Acquisition Date
1244311 B.C. Ltd.	Common Equity - Common Stock	9/30/2020
Amplity Topco, LLC	Preferred Equity - Preferred Equity	4/20/2026
Amplity Topco, LLC	Common Equity - Common Equity / Interest	4/20/2026
Arrivia, Inc. (International Cruise & Excursion Gallery, Inc)	Common Equity - Membership Interests	12/31/2024
Carbonfree Chemicals Holdings LLC	Common Equity - Common Equity / Interest	11/1/2019
ChyronHego Corporation	Preferred Equity - Preferred Equity	12/29/2020
Eagle Aggregator Ltd	Preferred Equity - Preferred Equity	12/31/2025
Eagle Aggregator Ltd	Preferred Equity - Preferred Equity	12/31/2025
FC2 LLC	Common Equity - Common Stock	10/14/2022
Justin's LLC	Common Equity - Common Stock	12/15/2025
LendingPoint Consolidated, Inc.	Preferred Equity - Preferred Equity	12/30/2025
LendingPoint Consolidated, Inc.	Common Equity - Common Stock	12/30/2025
Merx Aviation Finance, LLC	Common Equity - Membership Interests	9/1/2022
New Era Technology, Inc.	Preferred Equity - Preferred Equity	8/21/2025
Norvax, LLC (dba GoHealth)	Common Equity - Common Stock	8/6/2025
Overhaul Group, Inc.	Preferred Equity - Preferred Equity	8/18/2025
Surf Opco, LLC	Preferred Equity - Class P-1 Preferred	3/17/2021
Third Lane Mobility Inc.	Common Equity - Common Stock	3/22/2024
Third Lane Mobility Inc.	Warrants - Warrants	1/31/2025
Trench Safety Solutions Holdings, LLC	Preferred Equity - Preferred Equity	4/3/2025
Xanitos TopCo, LLC	Common Equity - Membership Interests	12/3/2025
(20)
The interest rate on these loans is subject to Prime, which as of June 30, 2026 was 6.75%.
(21)
The interest rate on these loans is subject to SONIA, which as of June 30, 2026 was 3.73%.
(22)
The interest rate on these loans is subject to 1 month SOFR, which as of June 30, 2026 was 3.65%.
(23)
The interest rate on these loans is subject to 3 months SOFR, which as of June 30, 2026 was 3.73%.
(24)
The interest rate on these loans is subject to 6 months SOFR, which as of June 30, 2026 was 3.85%.
(25)
The interest rate on these loans is subject to 12 months SOFR, which as of June 30, 2026 was 3.99%.
(26)
The interest rate on these loans is subject to 1 month CORRA, which as of June 30, 2026 was 2.28%.
(27)
The interest rate on these loans is subject to 3 months EURIBOR, which as of June 30, 2026 was 2.32%.
(28)
The interest rate on these loans is subject to 6 months EURIBOR, which as of June 30, 2026 was 2.57%.
(29)
The underlying investments of AIC SPV Holdings II, LLC is a securitization in which the Company owns preferred shares representing 14.25% economic interest.

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

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
(33)
The following shows the composition of the Company’s portfolio at cost by control designation, investment type and industry as of June 30, 2026:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Non-Controlled / Non-Affiliated Investments
Aerospace & Defense	$17,171	$—	$—	$—	$49	$110	$—	$17,330
Air Freight & Logistics	25,911	—	—	—	—	—	—	25,911
Automobile Components	20,170	—	—	—	—	23,856	—	44,026
Beverages	5,749	—	—	—	100	—	—	5,849
Biotechnology	—	—	—	—	333	—	389	722
Building Products	4,942	—	—	—	—	—	—	4,942
Chemicals	26,150	—	—	—	—	—	—	26,150
Commercial Services & Supplies	118,375	—	—	—	111	683	—	119,169
Communications Equipment	10,100	—	—	—	—	584	—	10,684
Construction & Engineering	57,598	—	—	—	4	50	—	57,652
Consumer Finance	57,646	—	1,842	—	2,943	750	—	63,181
Consumer Staples Distribution & Retail	42,465	—	—	—	—	169	—	42,634
Containers & Packaging	70,298	—	—	—	—	—	—	70,298
Diversified Consumer Services	206,999	—	—	—	—	632	—	207,631
Diversified Telecommunication Services	71	—	1,524	—	—	—	—	1,595
Electrical Equipment	33,230	—	—	—	—	250	—	33,480
Electronic Equipment, Instruments & Components	71,316	—	—	—	—	—	—	71,316
Energy Equipment & Services	3,797	—	—	—	—	—	—	3,797
Entertainment	13,330	—	—	—	—	—	—	13,330
Financial Services	74,587	—	—	—	534	17,006	—	92,127
Food Products	68,731	—	—	—	448	1,688	—	70,867
Ground Transportation	46,481	—	—	—	—	—	—	46,481
Health Care Equipment & Supplies	84,006	—	—	—	—	—	—	84,006
Health Care Providers & Services	261,182	—	—	—	76	417	—	261,675
Health Care Technology	62,033	92	—	—	—	—	—	62,125
Hotels, Restaurants & Leisure	96,728	—	—	—	—	—	—	96,728
Household Durables	30,671	—	—	—	—	—	—	30,671
Insurance	51,031	—	—	—	—	—	—	51,031
Interactive Media & Services	2,195	7,686	—	—	—	—	—	9,881
IT Services	75,880	—	—	—	10,818	77	—	86,775

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Leisure Products	$8,457	—	—	—	492	93	—	9,042
Life Sciences Tools & Services	19,212	—	—	—	—	—	—	19,212
Machinery	63,808	—	—	—	—	—	—	63,808
Media	63,851	—	—	—	557	610	—	65,018
Multi-Utilities	20,316	—	—	—	—	42	—	20,358
Paper & Forest Products	10,495	—	—	—	—	—	—	10,495
Personal Care Products	110,009	—	—	—	—	100	—	110,109
Pharmaceuticals	82,900	—	21	—	215	212	—	83,348
Professional Services	73,182	—	—	—	—	46	—	73,228
Software	343,871	—	—	—	—	669	—	344,540
Specialty Retail	15,912	—	—	—	—	—	—	15,912
Technology Hardware, Storage & Peripherals	25,389	—	—	—	—	—	—	25,389
Textiles, Apparel & Luxury Goods	28,440	—	—	—	—	575	—	29,015
Trading Companies & Distributors	76,147	—	—	—	—	957	—	77,104
Total Non-Controlled / Non-Affiliated Investments	$2,580,832	$7,778	$3,387	$—	$16,680	$49,576	$389	$2,658,642
Non-Controlled / Affiliated Investments
Chemicals	12,500	—	—	—	—	56,505	—	69,005
Consumer Finance	—	—	—	18,708	—	—	—	18,708
Electronic Equipment, Instruments & Components	32,106	—	—	—	1,713	—	—	33,819
Financial Services	—	—	—	13,543	—	—	—	13,543
Ground Transportation	32,843	—	—	—	—	722	—	33,565
Health Care Providers & Services	11,867				17,556			29,423
Hotels, Restaurants & Leisure	8,739	—	—	—	—	4,740	—	13,479
Leisure Products	—	—	—	—	—	1,000	—	1,000
Total Non-Controlled / Affiliated Investments	$98,055	$—	$—	$32,251	$19,269	$62,967	$—	$212,542
Controlled Investments
Media	66,410	—	—	—	65,250	—	—	131,660
Passenger Airlines	—	—	—	—	—	58,965	—	58,965
Total Controlled Investments	$66,410	$—	$—	$—	$65,250	$58,965	$—	$190,625
Total	$2,745,297	$7,778	$3,387	$32,251	$101,199	$171,508	$389	$3,061,809

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

(34)
The following shows the composition of the Company’s portfolio at fair value by control designation, investment type and industry as of June 30, 2026:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total	% of Net Assets
Non-Controlled / Non-Affiliated Investments
Aerospace & Defense	$17,193	$—	$—	$—	$47	$165	$—	$17,405	1.58%
Air Freight & Logistics	26,209	—	—	—	—	—	—	26,209	2.38%
Automobile Components	19,781	—	—	—	—	458	—	20,239	1.84%
Beverages	5,804	—	—	—	100	—	—	5,904	0.54%
Biotechnology	—	—	—	—	333	146	134	613	0.06%
Building Products	4,928	—	—	—	—	—	—	4,928	0.45%
Chemicals	25,847	—	—	—	—	—	—	25,847	2.35%
Commercial Services & Supplies	117,957	—	—	—	89	452	—	118,498	10.76%
Communications Equipment	9,435	—	—	—	—	129	—	9,564	0.87%
Construction & Engineering	52,596	—	—	—	8	30	—	52,634	4.78%
Consumer Finance	38,377	—	1,842	—	—	—	—	40,219	3.65%
Consumer Staples Distribution & Retail	42,252	—	—	—	—	—	—	42,252	3.84%
Containers & Packaging	69,960	—	—	—	—	—	—	69,960	6.35%
Diversified Consumer Services	203,344	—	—	—	—	1,270	—	204,614	18.58%
Diversified Telecommunication Services	56	—	1,189	—	—	—	—	1,245	0.11%
Electrical Equipment	22,427	—	—	—	—	—	—	22,427	2.04%
Electronic Equipment, Instruments & Components	71,113	—	—	—	—	—	—	71,113	6.46%
Energy Equipment & Services	3,626	—	—	—	—	—	—	3,626	0.33%
Entertainment	13,280	—	—	—	—	—	—	13,280	1.21%
Financial Services	74,291	—	—	—	509	545	—	75,345	6.84%
Food Products	68,653	—	—	—	554	1,512	—	70,719	6.42%
Ground Transportation	42,605	—	—	—	—	—	—	42,605	3.87%
Health Care Equipment & Supplies	84,044	—	—	—	—	—	—	84,044	7.63%
Health Care Providers & Services	236,733	—	—	—	103	326	—	237,162	21.53%

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total	% of Net Assets
Health Care Technology	62,077	51	—	—	—	—	—	62,128	5.64%
Hotels, Restaurants & Leisure	87,107	—	—	—	—	—	—	87,107	7.91%
Household Durables	26,182	—	—	—	—	—	—	26,182	2.38%
Insurance	49,526	—	—	—	—	—	—	49,526	4.50%
Interactive Media & Services	2,242	—	—	—	—	—	—	2,242	0.20%
IT Services	72,544	—	—	—	633	116	—	73,293	6.66%
Leisure Products	8,364	—	—	—	211	92	—	8,667	0.79%
Life Sciences Tools & Services	18,578	—	—	—	—	—	—	18,578	1.69%
Machinery	63,840	—	—	—	—	—	—	63,840	5.80%
Media	62,581	—	—	—	773	577	—	63,931	5.80%
Multi-Utilities	14,616	—	—	—	—	24	—	14,640	1.33%
Paper & Forest Products	10,004	—	—	—	—	—	—	10,004	0.91%
Personal Care Products	106,358	—	—	—	—	247	—	106,605	9.68%
Pharmaceuticals	81,263	—	—	—	183	191	—	81,637	7.41%
Professional Services	71,172	—	—	—	—	1,394	—	72,566	6.59%
Software	328,077	—	—	—	—	1,020	—	329,097	29.88%
Specialty Retail	16,104	—	—	—	—	—	—	16,104	1.46%
Technology Hardware, Storage & Peripherals	25,169	—	—	—	—	—	—	25,169	2.29%
Textiles, Apparel & Luxury Goods	27,408	—	—	—	—	255	—	27,663	2.51%
Trading Companies & Distributors	66,510	—	—	—	—	391	—	66,901	6.07%
Total Non-Controlled / Non-Affiliated Investments	$2,450,233	$51	$3,031	$—	$3,543	$9,340	$134	$2,466,332	223.94%
% of Net Assets	222.48%	0.00%	0.28%	0.00%	0.32%	0.85%	0.01%	223.94%

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total	% of Net Assets
Non-Controlled / Affiliated Investments
Chemicals	12,158	—	—	—	—	14,574	—	26,732	2.43%
Consumer Finance	—	—	—	7,555	—	—	—	7,555	0.69%
Electronic Equipment, Instruments & Components	27,223	—	—	—	2,960	155	—	30,338	2.75%
Financial Services	—	—	—	7,385	—	—	—	7,385	0.67%
Ground Transportation	25,779	—	—	—	—	—	—	25,779	2.34%
Health Care Providers & Services	8,506	—	—	—	11,055	—	—	19,561	1.78%
Hotels, Restaurants & Leisure	3,950	—	—	—	—	2,843	—	6,793	0.62%
Leisure Products	—	—	—	—	—	42	—	42	0.00%
Total Non-Controlled / Affiliated Investments	$77,616	$—	$—	$14,940	$14,015	$17,614	$—	$124,185	11.28%
% of Net Assets	7.05%	0.00%	0.00%	1.36%	1.27%	1.60%	0.00%	11.28%
Controlled Investments
Media	65,874	—	—	—	45,335	—	—	111,209	10.10%
Passenger Airlines	—	—	—	—	—	68,616	—	68,616	6.23%
Total Controlled Investments	$65,874	$—	$—	$—	$45,335	$68,616	$—	$179,825	16.33%
% of Net Assets	5.98%	0.00%	0.00%	0.00%	4.12%	6.23%	0.00%	16.33%
Total	$2,593,723	$51	$3,031	$14,940	$62,893	$95,570	$134	$2,770,342	251.55%
% of Net Assets	235.51%	0.00%	0.28%	1.36%	5.71%	8.68%	0.01%	251.55%

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry Classification	Percentage of Total Investments (at Fair Value) as of June 30, 2026
Software	11.9%
Health Care Providers & Services	9.4%
Diversified Consumer Services	7.4%
Media	6.4%
Commercial Services & Supplies	4.4%
Personal Care Products	3.8%
Electronic Equipment, Instruments & Components	3.7%
Hotels, Restaurants & Leisure	3.4%
Health Care Equipment & Supplies	3.0%
Financial Services	3.0%
Pharmaceuticals	2.9%
IT Services	2.6%
Professional Services	2.6%
Food Products	2.6%
Containers & Packaging	2.5%
Passenger Airlines	2.5%
Ground Transportation	2.5%
Trading Companies & Distributors	2.4%
Machinery	2.3%
Health Care Technology	2.2%
Construction & Engineering	1.9%
Chemicals	1.9%
Insurance	1.8%
Consumer Finance	1.7%
Consumer Staples Distribution & Retail	1.5%
Textiles, Apparel & Luxury Goods	1.0%
Air Freight & Logistics	0.9%
Household Durables	0.9%
Technology Hardware, Storage & Peripherals	0.9%
Electrical Equipment	0.8%
Automobile Components	0.7%
Life Sciences Tools & Services	0.7%
Aerospace & Defense	0.6%
Specialty Retail	0.6%
Multi-Utilities	0.5%
Entertainment	0.5%
Paper & Forest Products	0.4%
Communications Equipment	0.3%
Leisure Products	0.3%
Beverages	0.2%
Building Products	0.2%
Energy Equipment & Services	0.1%
Interactive Media & Services	0.1%
Diversified Telecommunication Services	0.0%
Biotechnology	0.0%
Total Investments	100.0%

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

Note 1. Organization

MidCap Financial Investment Corporation (the “Company,” “we,” “us,” or “our”), a Maryland corporation incorporated on February 2, 2004, is a closed-end, externally managed, diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We commenced operations on April 8, 2004 receiving net proceeds of $870,000 from our initial public offering by selling 62 million shares of common stock at a price of $15.00 per share (20.7 million shares at a price of $45.00 per share adjusted for the one-for-three reverse stock split). Since then, and through June 30, 2026, we have raised approximately $2,680,207 in net proceeds from additional offerings of common stock, including the Mergers with AFT and AIF and repurchased common stock for $375,000.

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

As of June 30, 2026, the Company's consolidated subsidiaries were MFIC Bethesda CLO 1 LLC, MFIC Bethesda CLO 1 Depositor LLC, MFIC Bethesda CLO 2 LLC, MFIC Bethesda CLO 2 Depositor LLC, MFIC Lender LLC, MFIC WP SPV LLC, and MFIC Alpha SPV LLC.

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

Cash and cash equivalents are carried at cost which approximates fair value. Cash and cash equivalents held as of June 30, 2026 was $43,284. Cash and cash equivalents held as of December 31, 2025 was $98,184.

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

Investments determined by these valuation procedures which have a fair value of less than $1 million during the prior fiscal quarter may be valued based on inputs identified by the Investment Adviser without the necessity of obtaining valuation from an independent valuation firm, if once annually an independent valuation firm using the procedures described herein provides an independent assessment of value. Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. During the three months ended June 30, 2026, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

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

As of June 30, 2026, the Company held certain foreign currency forward contracts with a fair market value of $772. The Company did not hold any derivatives as of December 31, 2025.

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

The Company records origination and other expenses related to its debt obligations as deferred financing costs. The deferred financing cost for all outstanding debt is presented as a direct deduction from the carrying amount of the related debt liability, except that incurred under the Senior Secured Facility (as defined in Note 6 to the consolidated financial statements), which the Company presents as an asset on the Consolidated Statements of Assets and Liabilities. These expenses are deferred and amortized as part of interest expense using the straight-line method over the stated life of the obligation which approximates the effective yield method. In the event that we modify or extinguish our debt before maturity, the Company follows the guidance in ASC 470-50, Modification and Extinguishments (“ASC 470-50”). For modifications to or exchanges of our Senior Secured Facility (as defined in Note 6 to the consolidated financial statements), any unamortized deferred financing costs relating to lenders who are not part of the new lending group are expensed. For extinguishments of our senior secured notes and senior unsecured notes, any unamortized deferred financing costs are deducted from the carrying amount of the debt in determining the gain or loss from the extinguishments.

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)— Continued

(In thousands, except share and per share data)

Federal and State Income Taxes

We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must (among other requirements) meet certain source-of-income and asset diversification requirements and timely distribute to its stockholders at least 90% of its investment company taxable income as defined by the Code, for each year. The Company (among other requirements) has made and intends to continue to make the requisite distributions to its stockholders, which will generally relieve the Company from corporate-level income taxes. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to stockholders through June 30, 2026 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ending December 31, 2026. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividend and distributions and other permanent book and tax difference are reclassified to paid-in capital.

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

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the consolidated financial statements. As of June 30, 2026, there were no uncertain tax positions and no amounts accrued for interest or penalties. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal.

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

Segment Reporting

The Company adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Update 2023-07, “Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). An operating segment is defined as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. The Company operates under one operating segment and reporting unit, investment management. The CODM is the chief executive officer of the Company, who is responsible for determining the Company’s investment strategy, capital allocation, expense structure, and significant transactions impacting the Company. Key metrics include, but are not limited to, net investment income and net increase in net assets resulting from operations that is reported on the Consolidated Statements of Operations, fair value of investments as disclosed on the Consolidated Schedule of Investments, as well as distributions made to the Company’s stockholders.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)— Continued

(In thousands, except share and per share data)

Income Taxes

In December 2023, FASB issued Accounting Standards Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which enhances the income tax disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and is to be applied prospectively, with an option for retrospective application. The Company adopted ASU 2023-09 on December 31, 2025, and the adoption did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements

Income Statement - Reporting Comprehensive Income

In November 2024, FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). The amendments in ASU 2024-03 improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. This information generally is not presented in the consolidated financial statements today. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company does not expect the adoption ASU 2024-03 to have a material impact on its year-end financial statements.

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

For accounting purposes only, we are required under GAAP to accrue a theoretical capital gains incentive fee based upon net realized capital gains and unrealized capital gain and loss on investments held at the end of each period. The accrual of this theoretical capital gains incentive fee assumes all unrealized capital gain and loss is realized in order to reflect a theoretical capital gains incentive fee that would be payable to the Investment Adviser at each measurement date. There was no accrual for theoretical capital gains incentive fee for the three and six months ended June 30, 2026 and 2025. It should be noted that a fee so calculated and accrued would not be payable under the Investment Advisers Act of 1940 (the “Advisers Act”) or the investment advisory management agreement, and would not be paid based upon such computation of capital gains incentive fees in subsequent periods. Amounts actually paid to the Investment Adviser will be consistent with the Advisers Act and formula reflected in the investment advisory management agreement which specifically excludes consideration of unrealized capital gain.

For the three and six months ended June 30, 2026, the Company recognized $5,132 and $10,773, respectively, of management fees, and $— and $—, respectively, of incentive fees. For the three and six months ended June 30, 2025, the Company recognized $6,079 and $12,140, respectively, of management fees, and $3,849 and $10,282, respectively, of incentive fees.

As of June 30, 2026 management and performance-based incentive fees payable were $5,132 and $—, respectively. As of December 31, 2025, management and performance-based incentive fees payable were $6,034 and $—, respectively.

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

Administration Agreement with AIA

The Company has also entered into an administration agreement with the Administrator (the “Administration Agreement”) under which AIA provides administrative services for the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator and requested to be reimbursed by the Administrator in performing its obligations under the Administration Agreement. The expenses include rent and the Company’s allocable portion of compensation and other related expenses for its Chief Financial Officer, Chief Legal Officer and Chief Compliance Officer and their respective staffs. For the three and six months ended June 30, 2026, the Company recognized administrative services expense under the Administration Agreement of $1,193 and $2,635, respectively. For the three and six months ended June 30, 2025, the Company recognized administrative services expense under the Administration Agreement of $1,010 and $2,026, respectively. There was no amount payable to AIA and its affiliates for expenses paid on our behalf as of June 30, 2026 and December 31, 2025.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)— Continued

(In thousands, except share and per share data)

Administrative Service Expense Reimbursement

Merx Aviation Finance, LLC (“Merx”), a wholly-owned portfolio company of the Company, has entered into an administration agreement with the Administrator, as amended (the “Merx Administration Agreement”) under which AIA provides administrative services to Merx and several Merx managed entities for an annual fee of $250, effective as of January 1, 2026.

For the three and six months ended June 30, 2026, the Company recognized administrative service expense reimbursements of $62 and $124, respectively, under the Merx Administration Agreement. For the three and six months ended June 30, 2025, the Company recognized administrative service expense reimbursements of $249 and $1,017, respectively, under the Merx Administration Agreement.

Debt Expense Reimbursements

The Company has also entered into debt expense reimbursement agreements with Merx and several other portfolio companies, which will reimburse the Company for reasonable out-of-pocket expenses incurred, including any interest, fees or other amounts incurred by the Company in connection with letters of credit issued on their behalf. For the three and six months ended June 30, 2026, the Company recognized debt expense reimbursements of $— and $—, respectively, under the debt expense reimbursement agreements. For the three and six months ended June 30, 2025, the Company recognized debt expense reimbursements of $30 and $69, respectively, under the debt expense reimbursement agreements.

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

As of June 30, 2026, the Company’s co-investment holdings were 88% of the portfolio or $2,439,075, measured at fair value. On a cost basis, 85% of the portfolio or $2,610,570 were co-investments. As of December 31, 2025, the Company’s co-investment holdings were 87% of the portfolio or $2,754,947, measured at fair value. On a cost basis, 85% of the portfolio or $2,856,364 were co-investments.

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

On September 1, 2022, $110,700 of the Merx first lien secured revolver held by the Company was converted into common equity. On September 30, 2023, Merx amended its credit agreement and the commitment of the Merx first lien secured revolver decreased to $100,000. During the quarter of June 30, 2026, the Company received proceeds of $12.5 million related to an aircraft sale during the quarter. The balance of the Merx revolver as of June 30, 2026 was $— and as of December 31, 2025 was $18,575.

Sub-Servicing Agreement

On November 2, 2023, MFIC Bethesda CLO 1 LLC entered into a sub-servicing agreement with MidCap Financial Services, LLC (the “Sub-Servicing Agreement”), under which MidCap Financial Services, LLC provides management services to Bethesda CLO 1 Issuer in connection with the issuance of the Bethesda CLO 1 Notes. Under the Sub-Servicing Agreement, MFIC Bethesda CLO 1 LLC will pay MidCap Financial Services, LLC a fee in the amount of $145 on an annual basis, which began accruing on October 23, 2025. The Company paid $45 and $70 to Midcap Financial Services, LLC during the three and six months ended June 30, 2026, respectively. The Company paid $— and $— to Midcap Financial Services, LLC during the three and six months ended June 30, 2025, respectively.

On February 24, 2025, MFIC Bethesda CLO 2 LLC entered into a sub-servicing agreement with MidCap Financial Services, LLC (the “CLO2 Sub-Servicing Agreement”), under which MidCap Financial Services, LLC provides management services to Bethesda CLO 2 Issuer in connection with the issuance of the Bethesda CLO 2 Notes. Under the Sub-Servicing Agreement, MFIC Bethesda CLO 2 LLC will pay MidCap Financial Services, LLC a fee in the amount of $100 on an annual basis. The Company paid $25 and $50 to Midcap Financial Services, LLC during the three and six months ended June 30, 2026, respectively. The Company paid $— and $— to Midcap Financial Services, LLC during the three and six months ended June 30, 2025, respectively.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)— Continued

(In thousands, except share and per share data)

Note 4. Earnings Per Share

The following table sets forth the computation of earnings (loss) per share, pursuant to ASC 260-10, for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic Earnings Per Share
Net increase (decrease) in net assets resulting from operations	$(17,505)	$18,115	$(44,375)	$48,447
Weighted average shares outstanding	82,545,053	93,303,622	86,775,778	93,489,281
Basic earnings (loss) per share	$(0.21)	$0.19	$(0.51)	$0.52

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)— Continued

(In thousands, except share and per share data)

Note 5. Investments

Fair Value Measurement and Disclosures

The following table shows the composition of our investment portfolio as of June 30, 2026, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$2,745,297	$2,593,723	$—	$37,309	$2,556,414
Second Lien Secured Debt	7,778	51	—	—	51
Unsecured Debt	3,387	3,031	—	1,189	1,842
Structured Products and Other	32,251	14,940	—	—	14,940
Preferred Equity	101,199	62,893	—	—	62,893
Common Equity/Interests	171,508	95,570	194	27	95,349
Warrants	389	134	—	—	134
Total Investments	$3,061,809	$2,770,342	$194	$38,525	$2,731,623
Money Market Fund	$185	$185	$185	$—	$—
Total Cash Equivalents	$185	$185	$185	$—	$—
Total Investments after Cash Equivalents	$3,061,994	$2,770,527	$379	$38,525	$2,731,623
Foreign currency forward transactions	$—	$772	$—	$772	$—
Total Assets and Liabilities at Fair Value	$3,061,994	$2,771,299	$379	$39,297	$2,731,623

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)— Continued

(In thousands, except share and per share data)

The following table shows changes in the fair value of our Level 3 investments during the three months ended June 30, 2026:

	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Fair value as of March 31, 2026	$2,782,520	$51	$1,842	$16,585	$18,612	$108,712	$133	$2,928,455
Net realized gains (losses)	1,693	—	—	—	—	—	—	1,693
Net change in unrealized gains (losses)	(12,057)	—	—	(1,393)	(32,554)	(859)	1	(46,862)
Net amortization on investments	961	—	—	—	—	—	—	961
Purchases, including capitalized PIK (3)	52,277	—	—	26	76,835	—	—	129,138
Proceeds from sales and repayments of investments(3)	(268,980)	—	—	(278)	—	(12,504)	—	(281,762)
Transfers out of Level 3 (1)	—	—	—	—	—	—	—	—
Transfers into Level 3 (1)	—	—	—	—	—	—	—	—
Fair value as of June 30, 2026	$2,556,414	$51	$1,842	$14,940	$62,893	$95,349	$134	$2,731,623

Net change in unrealized gains (losses) on Level 3 investments still held as of June 30, 2026	$(32,289)	$212	$—	$(1,393)	$(32,569)	$(848)	$1	$(66,885)
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
(2)
Includes unfunded commitments measured at fair value of $(9,052).
(3)
Includes reorganizations and restructuring of investments.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)— Continued

(In thousands, except share and per share data)

The following table shows changes in the fair value of our Level 3 investments during the six months ended June 30, 2026:

	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Fair value as of December 31, 2025	$2,951,423	$62	$1,842	$18,350	$27,104	$115,791	$326	$3,114,898
Net realized gains (losses)	(75)	—	—	—	(4,344)	(817)	—	(5,236)
Net change in unrealized gains (losses)	(56,038)	7	—	(2,239)	(36,757)	(2,865)	(192)	(98,084)
Net amortization on investments	2,355	(18)	—	—	—	—	—	2,337
Purchases, including capitalized PIK (3)	157,343	—	—	107	76,890	11	—	234,351
Proceeds from sales and repayments of investments(3)	(498,594)	—	—	(1,278)	—	(16,610)	—	(516,482)
Transfers out of Level 3 (1)	—	—	—	—	—	(161)	—	(161)
Transfers into Level 3 (1)	—	—	—	—	—	—	—	—
Fair value as of June 30, 2026	$2,556,414	$51	$1,842	$14,940	$62,893	$95,349	$134	$2,731,623

Net change in unrealized gains (losses) on Level 3 investments still held as of June 30, 2026	$(72,762)	$230	$—	$(2,239)	$(41,119)	$(3,715)	$(192)	$(119,796)

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
(2)
Includes unfunded commitments measured at fair value of $(9,052).
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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)— Continued

(In thousands, except share and per share data)

The following table shows changes in the fair value of our Level 3 investments during the six months ended June 30, 2025:

	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Fair value as of December 31, 2024	$2,676,253	$5,764	$117	$26,101	$24,831	$161,648	$136	$2,894,850
Net realized gains (losses)	(8,132)	(2,501)	(2,672)	—	—	1,983	—	(11,322)
Net change in unrealized gains (losses)	(5,813)	(2,716)	2,576	(1,456)	(5,235)	7,951	26	(4,667)
Net amortization on investments	3,291	—	—	—	—	—	—	3,291
Purchases, including capitalized PIK (3)	679,489	9	—	152	4,549	1,271	—	685,470
Proceeds from sales and repayments of investments(3)	(302,640)	(481)	—	(3,198)	(250)	(4,801)	—	(311,370)
Transfers out of Level 3 (1)	(6,633)	—	—	—	—	—	—	(6,633)
Transfers into Level 3 (1)	—	—	—	—	—	—	—	—
Fair value as of June 30, 2025	$3,035,815	$75	$21	$21,599	$23,895	$168,052	$162	$3,249,619

Net change in unrealized gains (losses) on Level 3 investments still held as of June 30, 2025	$(11,490)	$(7,705)	$—	$(1,456)	$(5,235)	$11,157	$26	$(14,703)

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)— Continued

(In thousands, except share and per share data)

The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of June 30, 2026 and December 31, 2025. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

The unobservable inputs used in the fair value measurement of our Level 3 investments as of June 30, 2026 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range		Weighted Average (1)
First Lien Secured Debt	$2,424,449	Yield Analysis	Discount Rate	3.8%	29.2%	11.3%
	131,965	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
	—	Cost Approach	Cost Approach	N/A	N/A	N/A
Second Lien Secured Debt	51	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
Unsecured Debt	1,842	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
	—	Market Comparable Technique	Comparable Multiple	N/A	N/A	N/A
Structured Products and Other	14,940	Yield Analysis	Discount Rate	14.2%	17.5%	15.9%
Preferred Equity	62,384	Market Comparable Technique	Comparable Multiple	2.0x	38.5x	11.0x
	509	Yield Analysis	Discount Rate	11.5%	11.5%	11.5%
Common Equity/Interests	68,995	Yield Analysis	Discount Rate	11.5%	13.0%	11.5%
	11,516	Market Comparable Technique	Comparable Multiple	0.6x	38.5x	9.5x
	264	Option Pricing Model	Expected Volatility	25.0%	40.0%	31.0%
	14,574	Cost Approach	Cost Approach	N/A	N/A	N/A
Warrants	134	Option Pricing Model	Expected Volatility	50.0%	50.0%	50.0%
	—	Market Comparable Technique	Comparable Multiple	N/A	N/A	N/A
Total Level 3 Investments	$2,731,623

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

Investment Transactions

For the three and six months ended June 30, 2026, purchases of investments on a trade date basis were $47,185 and $149,642, respectively. For the three and six months ended June 30, 2025, purchases of investments on a trade date basis were $288,731 and $680,640, respectively.

For the three and six months ended June 30, 2026, sales and repayments of investments on a trade date basis were $207,413 and $451,516, respectively. For the three and six months ended June 30, 2025, sales and repayments of investments on a trade date basis were $144,779 and $366,270, respectively.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)— Continued

(In thousands, except share and per share data)

PIK Income

The Company holds loans and other investments, including certain preferred equity investments, that have contractual PIK income. PIK income computed at the contractual rate is accrued into income and reflected as a receivable up to the capitalization date. During the three and six months ended June 30, 2026, PIK income earned was $4,247 and $8,071, respectively. During the three and six months ended June 30, 2025, PIK income earned was $5,173 and $9,926, respectively.

The following table shows the change in capitalized PIK balance for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
PIK balance at beginning of period	$58,980	$39,789	$55,607	$36,656
PIK income capitalized	5,389	7,335	8,762	11,390
PIK capitalized exited from investment sales, repayments, and restructurings	(511)	(8)	(511)	(930)
PIK balance at end of period	$63,858	$47,116	$63,858	$47,116

Dividend Income on Collateralized Loan Obligations (“CLOs”) and Structured Finance Products

The Company holds structured finance products and other investments. The CLO equity investments and structured finance products are entitled to recurring distributions which are generally equal to the excess cash flow generated from the underlying investments after meeting contractual obligations to debt holders and paying fund expenses. The Company recognizes dividend income on its beneficial interests in structured products, such as CLOs, based on projected cash flows subject to various uncertainties and contingencies. During the three and six months ended June 30, 2026, dividend income from structured products was $201 and $454, respectively. During the three and six months ended June 30, 2025, dividend income from structured products was $200 and $440, respectively.

Investments on Non-Accrual Status

As of June 30, 2026, 4.6% of total investments at amortized cost, or 2.8% of total investments at fair value, were on non-accrual status. As of December 31, 2025, 3.9% of total investments at amortized cost, or 2.6% of total investments at fair value, were on non-accrual status.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)— Continued

(In thousands, except share and per share data)

Derivative Instruments

In the normal course of business, the Company enters into derivative financial instruments to achieve certain risk management objectives, including managing its interest rate and foreign currency risk exposures.

As of June 30, 2026, the Company held certain foreign currency forward contracts with a fair market value of $772. The Company did not hold any derivatives as of December 31, 2025.

Certain information related to the Company’s foreign currency forward contracts is presented below as of June 30, 2026:

Counterparty	Notional amount to be purchased	Notional amount to be sold		Settlement Date	Fair Value	Balance Sheet Location of Net Amounts
JP MORGAN CHASE BANK N.A	$12,981	C$	(18,045)	9/16/2026	228	Unrealized appreciation (depreciation) on foreign currency forward contracts
JP MORGAN CHASE BANK N.A	8,479		€(7,285)	9/16/2026	132	Unrealized appreciation (depreciation) on foreign currency forward contracts
JP MORGAN CHASE BANK N.A	35,974		£(26,815)	9/16/2026	412	Unrealized appreciation (depreciation) on foreign currency forward contracts
					$772

The Company's foreign currency forward contracts are subject to an enforceable ISDA Master Netting Agreement with JP Morgan Chase Bank N.A. As of June 30, 2026, the Company held a net derivative asset at fair value of $772 subject to such arrangement, with no offsetting derivative liability positions. No cash collateral was posted or received in connection with these contracts. If the Company had elected to offset, the net amount would be $772.

The Company’s foreign currency forward contracts are not designated in a qualifying hedge accounting relationship. Net realized and unrealized gains and losses for the three and six months ended June 30, 2026 and 2025, for the Company’s foreign currency forward contracts, are in the following locations in the Consolidated Statement of Operations:

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Instrument	Financial Statement Location	2026	2025	2026	2025
Foreign currency forward contracts	Net realized gain(loss) on foreign currency forward contracts	$334	$(610)	$1,238	$(610)
		$334	$(610)	1,238	(610)

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Instrument	Financial Statement Location	2026	2025	2026	2025
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	$(28)	$(33)	$772	$(9)
		$(28)	$(33)	772	(9)

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

The Company’s outstanding debt obligations as of June 30, 2026 were as follows:

	Date Issued/ Amended	Total Aggregate Principal Amount Committed		Principal Amount Outstanding		Fair Value		Final Maturity Date
Senior Secured Facility	10/1/2025	$1,610,000	**	$685,000	*	$685,000	(1)	10/1/2030
MFIC Bethesda CLO 1 LLC Notes (Class A-1, Class A-2, Class B and Class C)	10/23/2025	456,000		456,000		454,920	(2)	10/23/2037
MFIC Bethesda CLO 2 LLC Notes (Class A-1, Class A-2, Class B and Class C)	2/24/2025	399,000		399,000		398,198	(2)	1/23/2037
2026 Notes	7/16/2021	125,000		125,000		124,845	(2)	7/16/2026
2028 Notes	12/13/2023	80,000		80,000		80,704	(3)	12/15/2028
Total Debt Obligations		$2,670,000		$1,745,000		$1,743,667
Deferred Financing Costs and Debt Discount				(5,396)
Total Debt Obligations, net of Deferred Financing Cost and Debt Discount				$1,739,604

* May include foreign currency debt obligations as outlined in Foreign Currency Transactions and Translations within this note to the consolidated financial statements.

** As of June 30, 2026, total lender commitments were $1,610,000.

(1)
The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of June 30, 2026. The valuation is based on a yield analysis and discount rate commensurate with the market yields for similar types of debt.
(2)
The fair value of these debt obligations would be categorized as Level 2 under ASC 820 as of June 30, 2026. The valuation is based on quoted prices.
(3)
The fair value of these debt obligations would be categorized as Level 1 under ASC 820 as of June 30, 2026. The valuation is arrived using the closing price on exchange as on the relevant date.

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

The Senior Secured Facility also provides for the issuance of letters of credit up to an aggregate amount of $150,000. As of June 30, 2026 and December 31, 2025, the Company had $— and $— , respectively, in standby letters of credit issued through the Senior Secured Facility. The amount available for borrowing under the Senior Secured Facility is reduced by any standby letters of credit issued through the Senior Secured Facility. Under GAAP, these letters of credit are considered commitments because no funding has been made and as such are not considered a liability. These letters of credit are not senior securities because they are not in the form of a typical financial guarantee and the portfolio companies are obligated to refund any drawn amounts. The available remaining capacity under the Senior Secured Facility was $925,000 and $668,952 as of June 30, 2026 and December 31, 2025, respectively. Terms used in this disclosure have the meanings set forth in the Senior Secured Facility agreement.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)— Continued

(In thousands, except share and per share data)

Senior Unsecured Notes

2026 Notes

On July 16, 2021, the Company issued $125,000 aggregate principal amount of general unsecured notes for net proceeds of $122,965 (the “2026 Notes”). The 2026 Notes matured on July 16, 2026 and were fully repaid. Interest on the 2026 Notes is due semi-annually on January 16 and July 16, at an annual rate of 4.50%, commencing on January 16, 2022. The 2026 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness.

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

The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Average debt outstanding	$1,796,198	$1,925,540	$1,852,550	$1,866,897
Maximum amount of debt outstanding	1,894,000	2,053,954	2,004,728	2,325,684

Weighted average annualized interest cost (1)	5.66%	6.45%	5.64%	6.42%
Annualized amortized debt issuance cost	0.37%	0.36%	0.36%	0.38%
Total annualized interest cost	6.03%	6.81%	6.00%	6.80%

(1)
Includes the stated interest expense and commitment fees on the unused portion of the Senior Secured Facility. Commitment fees for the three and six months ended June 30, 2026 were $718 and $1,335, respectively. Commitment fees for the three and six months ended June 30, 2025 were $532 and $1,164, respectively.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)— Continued

(In thousands, except share and per share data)

Foreign Currency Transactions and Translations

The Company had no foreign-denominated debt outstanding on the Senior Secured Facility as of June 30, 2026.

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

As of June 30, 2026 and December 31, 2025, the Company was in compliance with all debt covenants for all outstanding debt obligations.

Note 7. Stockholders’ Equity

The Company adopted the following plans, approved by the Board, for the purpose of repurchasing its common stock in accordance with applicable rules specified in the Securities Exchange Act of 1934 (the “Repurchase Plans”):

Date of Agreement/Amendment	Maximum Cost of Shares That May Be Repurchased	Cost of Shares Repurchased	Remaining Cost of Shares That May Be Repurchased
August 5, 2015	$50,000	$50,000	$—
December 14, 2015	50,000	50,000	—
September 14, 2016	50,000	50,000	—
October 30, 2018	50,000	50,000	—
February 6, 2019	50,000	50,000	—
February 3, 2022	25,000	25,000	—
February 25, 2026	100,000	100,000	—
Total as of June 30, 2026	$375,000	$375,000	$—

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)— Continued

(In thousands, except share and per share data)

Under the Repurchase Plans described above, the Company allocated the following amounts to be repurchased in accordance with SEC Rule 10b5-1 (the “10b5-1 Repurchase Plans”):

Effective Date	Termination Date	Amount Allocated to 10b5-1 Repurchase Plans
September 15, 2015	November 5, 2015	$5,000
January 1, 2016	February 5, 2016	10,000
April 1, 2016	May 19, 2016	5,000
July 1, 2016	August 5, 2016	15,000
September 30, 2016	November 8, 2016	20,000
January 4, 2017	February 6, 2017	10,000
March 31, 2017	May 19, 2017	10,000
June 30, 2017	August 7, 2017	10,000
October 2, 2017	November 6, 2017	10,000
January 3, 2018	February 8, 2018	10,000
June 18, 2018	August 9, 2018	10,000
September 17, 2018	October 31, 2018	10,000
December 12, 2018	February 7, 2019	10,000
February 25, 2019	May 17, 2019	25,000
March 18, 2019	May 17, 2019	10,000
June 4, 2019	August 7, 2019	25,000
June 17, 2019	August 7, 2019	20,000
September 16, 2019	November 6, 2019	20,000
December 6, 2019	February 5, 2020	25,000
December 16, 2019	February 5, 2020	15,000
March 12, 2020	March 19, 2020	20,000
March 30, 2021	May 21, 2021	10,000
June 16, 2021	November 5, 2021	10,000
December 16, 2021	August 3, 2022	5,000
December 27, 2022	February 22, 2023	10,000
March 16, 2026	April 13, 2026	79,987

During the three months ended June 30, 2026, the Company repurchased 2,755,221 shares at a weighted average price per share of $11.58, inclusive of commissions, for a total cost of $31,899. This represents a discount of approximately 14.83% of the average net asset value per share for the three months ended June 30, 2026.

During the six months ended June 30, 2026, the Company repurchased 9,839,241 shares at a weighted average price per share of $10.97, inclusive of commissions, for a total cost of $107,925. This represents a discount of approximately 20.45%of the average net asset value per share for the six months ended June 30, 2026.

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

Since the inception of the Repurchase Plans through June 30, 2026, the Company repurchased 27,000,770 shares at a weighted average price per share of $13.89, inclusive of commissions, for a total cost of $375,000. Including fractional shares, the Company has repurchased 27,000,800 shares at a weighted average price per share of $13.89, inclusive of commissions for a total cost of $375,000.

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

On August 13, 2024, the Company entered into (i) an equity distribution agreement by and among the Company, the Investment Adviser, the Administrator and Truist Securities, Inc. (“Truist”) and (ii) an equity distribution agreement by and among the Company, the Investment Adviser, the Administrator and Jefferies LLC (“Jefferies,” and together with Truist, the “Sales Agents”). The equity distribution agreements with the Sales Agents described in the preceding sentence are collectively referred to herein as the “Equity Distribution Agreements.” The Equity Distribution Agreements provided that the Company may from time to time issue and sell shares of its common stock, par value $0.001 per share (“Shares”), having an aggregate offering price of up to $200,000, through the Sales Agents, or to them as principal for their own respective accounts. Sales of the shares, if any, may be made in transactions that are deemed to be an “at the market” (“ATM”) offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, including without limitation sales made directly on or through the NASDAQ Global Select Market, sales made to or through market makers and sales made through any other existing trading market or electronic communications network, and by any other method permitted by law, including but not limited to privately negotiated transactions, which may include block trades, as the Company and the Sales Agents may agree. The Sales Agents will receive a commission from the Company up to 1.5% of the gross sales price of any Shares sold through the Sales Agents under the Equity Distribution Agreements. The Company may from time to time issue and sell shares of its common stock through public or ATM offerings. The ATM program effectively expired on April 12, 2026. For the six months ended June 30, 2026, there were no shares issued through ATM offerings.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)— Continued

(In thousands, except share and per share data)

Note 8. Commitments and Contingencies

The Company has various commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of June 30, 2026 and December 31, 2025, the Company had the following unfunded commitments to its portfolio companies:

	June 30, 2026	December 31, 2025
Unfunded revolver obligations and bridge loan commitments (1)	$280,546	$210,900
Standby letters of credit issued and outstanding (2)	7,212	7,036
Unfunded delayed draw loan commitments (including commitments with performance thresholds not met) (3)	61,865	214,452
Total Unfunded Commitments (4)	$349,623	$432,388

(1)
The unfunded revolver obligations may or may not be funded to the borrowing party in the future. The amounts relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of June 30, 2026 and December 31, 2025, subject to the terms of each loan’s respective credit agreements which includes borrowing covenants that need to be met prior to funding. As of June 30, 2026 and December 31, 2025, the bridge loan commitments included in the balances were $— and $—, respectively.
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
(4)
The Company also had an unfunded revolver commitment to its fully controlled affiliate Merx Aviation Finance, LLC of $100,000 and $81,425 as of June 30, 2026 and December 31, 2025, respectively. Given the Company’s controlling interest, the timing and the amount of the funding has not been determined.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)— Continued

(In thousands, except share and per share data)

Note 9. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
Per Share Data*
Net asset value at beginning of period	$14.18	$14.98
Net investment income (1)	0.77	0.76
Net realized and change in unrealized gains (losses) (1)	(1.28)	(0.24)
Net increase in net assets resulting from operations	(0.51)	0.52
Distribution of net investment income (2)	(0.62)	(0.76)
Accretion due to share repurchases	0.32	0.01
Net asset value at end of period	$13.37	$14.75

Per share market value at end of period	$10.08	$12.62
Total return (3)	(6.58)%	(0.87)%
Shares outstanding at end of period	82,372,628	93,303,622
Weighted average shares outstanding	86,775,778	93,489,281

Ratio/Supplemental Data
Net assets at end of period (in millions)	$1,101.3	$1,375.9
Annualized ratio of operating expenses to average net assets (4)(5)	2.95%	3.80%
Annualized ratio of interest and other debt expenses to average net assets (5)	9.37%	9.14%
Annualized ratio of total expenses to average net assets (4)(5)	12.32%	12.94%
Annualized ratio of net investment income to average net assets (5)	11.31%	10.24%
Average debt outstanding (in millions)	$1,852.6	$1,866.9
Average debt per share	$21.35	$19.96
Annualized portfolio turnover rate (5)	10.14%	27.27%
Asset coverage per unit (6)	$1,631	$1,669

* Totals may not foot due to rounding.

(1)
Financial highlights are based on the weighted average number of shares outstanding for the period presented.
(2)
The tax character of distributions is determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. Although the tax character of distributions paid to stockholders through June 30, 2026 may include return of capital, the exact amount cannot be determined at this point. Per share amounts are based on actual rate per share.
(3)
Total return is based on the change in market price per share during the respective periods. Total return also takes into account distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan. Total return does not reflect sales load.
(4)
The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets are shown inclusive of all expense reimbursements (see Note 3 to the consolidated financial statements). For the six months ended June 30, 2026, the annualized ratio of operating expenses to average net assets and the annualized ratio of total expenses to average net assets would be 2.97% and 12.34%, respectively, without the expense reimbursements. For the six months ended June 30, 2025, the annualized ratio of operating expenses to average net assets and the annualized ratio of total expenses to average net assets would be 3.95% and 13.10%, respectively, without the voluntary fee waivers.
(5)
Annualized for the six months ended June 30, 2026 and 2025.
(6)
The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the asset coverage per unit. As of June 30, 2026, the Company's asset coverage was 163%.

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

Distribution Declarations

On August 5, 2026, the Company’s Board declared a base distribution of $0.31 per share, payable on September 24, 2026 to stockholders of record as of September 8, 2026. There can be no assurances that the Board will continue to declare a base distribution of $0.31 per share.

2026 Notes Maturity

On July 16, 2026, the Company repaid the 2026 Notes.

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of MidCap Financial Investment Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated statements of assets and liabilities, including the consolidated schedule of investments, of MidCap Financial Investment Corporation and subsidiaries (the "Company") as of June 30, 2026, the related consolidated statements of operations and changes in net assets for the three-month and six-month periods ended June 30, 2026 and 2025, the consolidated statements of cash flows and financial highlights for the six-month periods ended June 30, 2026 and 2025, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

August 5, 2026

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

Overview

MidCap Financial Investment Corporation (the “Company,” “we,” “us,” or “our”) was incorporated under the Maryland General Corporation Law in February 2004. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Pursuant to this election and assuming we qualify as a RIC, we generally do not have to pay corporate-level federal income taxes on any income we distribute to our stockholders. We commenced operations on April 8, 2004 upon completion of our initial public offering that raised $870 million in net proceeds from selling 62 million shares of common stock at a price of $15.00 per share (20.7 million shares at a price of $45.00 per share adjusted for the one-for-three reverse stock split). Since then, and through June 30, 2026, we have raised approximately $2.68 billion in net proceeds from additional offerings of common stock and we have repurchased common stock for $375.0 million.

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

All dollar amounts in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” are in thousands, unless otherwise noted.

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

Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment, and the competitive environment for the types of investments we make. As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of June 30, 2026, non-qualifying assets represented approximately 7.7% of the total assets of the Company.

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

Portfolio and Investment Activity

Our portfolio and investment activity during the three and six months ended June 30, 2026 and 2025, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)*	2026	2025	2026	2025
Investments made in portfolio companies	$47.2	$288.7	$149.6	$680.6
Investments sold	(79.1)	(14.9)	(103.1)	(58.9)
Net activity before repaid investments	(32.0)	273.8	46.5	621.8
Investments repaid	(128.3)	(129.9)	(348.4)	(307.4)
Net investment activity	$(160.2)	$144.0	$(301.9)	$314.4

Portfolio companies, at beginning of period	236	240	247	233
Number of investments in new portfolio companies	0	14	2	34
Number of exited companies	(7)	(5)	(20)	(18)
Portfolio companies at end of period	229	249	229	249

Number of investments in existing portfolio companies	75	80	116	158

* Totals may not foot due to rounding.

Our portfolio composition and weighted average yields as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026	December 31, 2025
Portfolio composition, at fair value:
First lien secured debt	94%	95%
Second lien secured debt	0%	0%
Total secured debt	94%	95%
Unsecured debt	0%	0%
Structured products and other	1%	0%
Preferred equity	2%	1%
Common equity/interests and warrants	3%	4%
Weighted average yields, at amortized cost (1):
First lien secured debt (2)	9.5%	9.7%
Second lien secured debt (2)	0.0%	13.0%
Secured debt portfolio (2)	9.5%	9.7%
Unsecured debt portfolio (2)	11.1%	11.1%
Total debt portfolio (2)	9.5%	9.7%
Total portfolio (3)	8.1%	8.6%
Interest rate type, at fair value (4):
Fixed rate amount	$0.0 billion	$0.0 billion
Floating rate amount	$2.5 billion	$2.9 billion
Fixed rate, as percentage of total	0%	0%
Floating rate, as percentage of total	100%	100%
Interest rate type, at amortized cost (4):
Fixed rate amount	$0.0 billion	$0.0 billion
Floating rate amount	$2.6 billion	$2.9 billion
Fixed rate, as percentage of total	0%	0%
Floating rate, as percentage of total	100%	100%

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

Since the initial public offering of the Company in April 2004 and through June 30, 2026, invested capital totaled $26.9 billion in 850 portfolio companies. Over the same period, the Company completed transactions with more than 100 different financial sponsors.

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

As of June 30, 2026, $2.73 billion or 98.6% of the Company’s investments were classified as Level 3. The high proportion of Level 3 investments relative to our total investments is directly related to our investment philosophy and target portfolio, which consists primarily of long-term secured debt, as well as unsecured and mezzanine positions of private middle-market companies. A fundamental difference exists between our investments and those of comparable publicly traded fixed income investments, namely high-yield bonds, and this difference affects the valuation of our private investments relative to comparable publicly traded instruments.

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. During the six months ended June 30, 2026, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

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

Results of Operations

Operating results for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)*	2026	2025	2026	2025
Investment Income
Interest income	$63.2	$75.7	$130.3	$149.0
Dividend income	0.2	0.2	0.5	0.4
PIK interest income	4.2	5.2	8.1	9.9
Other income	0.6	0.2	1.2	0.6
Total investment income	$68.2	$81.2	$140.1	$159.9
Expenses
Management and performance-based incentive fees, net of amounts waived	$5.1	$9.9	$10.8	$22.4
Interest and other debt expenses, net of reimbursements	27.1	32.3	55.6	62.0
Administrative services expense, net of reimbursements	1.2	1.0	2.5	2.0
Other general and administrative expenses	2.1	1.6	4.1	2.9
Net Expenses	$35.5	$44.9	$73.0	$89.3
Net Investment Income	$32.8	$36.4	$67.0	$70.7
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses)	$(0.5)	$(17.2)	$(12.9)	$(14.2)
Net change in unrealized gains (losses)	(49.8)	(1.0)	(98.5)	(8.1)
Net Realized and Change in Unrealized Gains (Losses)	$(50.3)	$(18.3)	$(111.4)	$(22.2)
Net Increase in Net Assets Resulting from Operations	$(17.5)	$18.1	$(44.4)	$48.4

Net Investment Income on Per Average Share Basis (1)	$0.40	$0.39	$0.77	$0.76
Earnings per share — basic (1)	$(0.21)	$0.19	$(0.51)	$0.52

* Totals may not foot due to rounding.

(1) Based on the weighted average number of shares outstanding for the period presented.

Total Investment Income

For the three months ended June 30, 2026 as compared to the three months ended June 30, 2025

The decrease in total investment income for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was primarily driven by a decrease in interest income (including PIK) of $13.5 million. The decrease in interest income was due to a decrease in the average yield for the total debt portfolio, from 10.5% for the three months ended June 30, 2025 to 9.5% for the three months ended June 30, 2026 combined with a decrease in the overall income-bearing investment portfolio.

For the six months ended June 30, 2026 as compared to the six months ended June 30, 2025

The decrease in total investment income for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily driven by a decrease in interest income (including PIK) of $20.5 million. The decrease in interest income was due to a decrease in the average yield for the total debt portfolio, from 10.4% for the six months ended June 30, 2025 to 9.6% for the six months ended June 30, 2026 combined with a decrease in the overall income-bearing investment portfolio.

Net Expenses

For the three months ended June 30, 2026 as compared to the three months ended June 30, 2025

Net expenses decreased by $9.4 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, due to the fact that incentive fees were not accrued in the current quarter, as the Company did not meet its total return threshold. Interest and other debt expenses also decreased, driven by lower base rates and a lower average debt outstanding during the period. This was partially offset by an increase in administrative service and other G&A expenses.

For the six months ended June 30, 2026 as compared to the six months ended June 30, 2025

Net expenses decreased by $16.3 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, due to the fact that incentive fees were not accrued in the current quarter, as the Company did not meet its total return threshold. Interest and other debt expenses also decreased, driven by lower base rates and a lower average debt outstanding during the period. This was partially offset by an increase in administrative service and other G&A expenses.

Net Realized Gains (Losses)

For the three months ended June 30, 2026 as compared to the three months ended June 30, 2025

During the three months ended June 30, 2026, we recognized gross realized gains of $0.7 million and gross realized losses of $1.2 million, resulting in net realized losses of $0.5 million.

During the three months ended June 30, 2025, we recognized gross realized gains of $0.1 million and gross realized losses of $17.1 million, resulting in net realized losses of $17.0 million. Net realized gains for the three months ended June 30, 2025 was primarily due to the restructure of Renovo and Mitel Networks and partial write off of Ambrosia Buyer Corp. Significant realized gains (losses) for the three months ended June 30, 2025 are summarized below:

(in millions)	Net Realized Gain (Loss)
Renovo	$(9.8)
Mitel Networks	(3.4)
Ambrosia Buyer Corp.	(2.7)

For the six months ended June 30, 2026 as compared to the six months ended June 30, 2025

During the six months ended June 30, 2026, we recognized gross realized gains of $2.2 million and gross realized losses of $15.1 million, resulting in net realized losses of $12.9 million.

Gross realized losses on investments for the six months ended June 30, 2026 totaled $10.8 million and was primarily driven by the write off of Renovo and the sale of Carestream. Gross realized gains on investments for the six months ended June 30, 2026 totaled $1.0 million, resulting in net realized losses on investments of $9.8 million.

The Company also had a realized gain of $1.2 million on the settlement of foreign currency forward contracts during the period. This was offset by a $4.3 million realized loss on foreign currencies driven by the principal repayment of the CAD, EUR, and GBP contracts on the Senior Secured Facility.

Significant realized gains (losses) for the six months ended June 30, 2026 are summarized below:

(in millions)	Net Realized Gain (Loss)
Renovo	(9.0)

During the six months ended June 30, 2025, we recognized gross realized gains of $4.6 million and gross realized losses of $18.1 million, resulting in net realized losses of $13.5 million. Net realized losses for the six months ended June 30, 2025 was primarily driven by the restructure of Renovo and Mitel Networks and partial write off of Ambrosia Buyer Corp, offset by the exit of Orgain, Inc. and partial exit of Heubach. Significant realized gains (losses) for the six months ended June 30, 2025 are summarized below:

(in millions)	Net Realized Gain (Loss)
Orgain, Inc.	$1.2
Heubach	1.0
Renovo	(9.8)
Mitel Networks	(3.4)
Ambrosia Buyer Corp.	(2.7)

Net Change in Unrealized Gains (Losses)

For the three months ended June 30, 2026 as compared to the three months ended June 30, 2025

During the three months ended June 30, 2026, we recognized gross unrealized gains on investments of $12.0 million and gross unrealized losses on investments of $61.8 million, resulting in net unrealized losses on investments of $49.8 million.

Net change in unrealized losses for the three months ended June 30, 2026 was primarily driven by credit related weakness concentrated in a limited number of positions.

Significant unrealized gains (losses) for the three months ended June 30, 2026 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
ChyronHego Corporation	$(21.5)
Midwest Vision	(6.1)
New Era Technology, Inc.	(6.0)
American Restoration	(4.8)
Thomas Scientific	(3.0)
Banner Solutions	(2.5)
Heniff and Superior	(2.0)
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I LLC)	(1.8)
US Auto	(1.3)
Kauffman	(1.2)

During the three months ended June 30, 2025, we recognized gross unrealized gains of $30.4 million and gross unrealized losses of $31.4 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized losses in investments of $1.0 million. Net change in unrealized gains (losses) for the three months ended June 30, 2025 was primarily driven by the increased fair market value of Renovo and Mitel Networks following restructures as well as increase in Merx given settlement on Russian insurance claims and certain recoveries. The net change in unrealized gains was offset by the underperformance of New Era, Securus Technologies Holdings, Inc., ChyronHego Corporation, Tasty Chick'n and Amplity. Significant changes in unrealized gains (losses) for the three months ended June 30, 2025 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
Renovo	$8.7
Merx Aviation Finance, LLC	8.2
Mitel Networks	3.7
Ambrosia Buyer Corp.	2.6
The Club Company	1.5
New Era Technology, Inc.	(6.6)
Securus Technologies Holdings, Inc.	(3.9)
ChyronHego Corporation	(3.2)
Tasty Chick'n	(2.5)
Amplity	(2.0)

For the six months ended June 30, 2026 as compared to the six months ended June 30, 2025

During the six months ended June 30, 2026, we recognized gross unrealized gains of $21.2 million and gross unrealized losses of $119.7 million, resulting in a net unrealized loss of $98.5 million.

Net unrealized losses on investments for the six months ended June 30, 2026 totaled $102.5 million and was primarily driven by market-wide spread widening, concentrated in software and technology during the first half of the year, coupled with credit related weakness concentrated in a limited number of positions.

The Company also had a unrealized gain of $0.7 million on open foreign currency forward contracts and a $3.3 million unrealized gain on foreign currencies.

Significant changes in unrealized gains (losses) for the six months ended June 30, 2026 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
Renovo	$9.0
Amplity	1.1
Carestream Health	1.0
ChyronHego Corporation	(27.7)
Midwest Vision	(11.1)
New Era Technology, Inc.	(7.1)
Banner Solutions	(4.9)
American Restoration	(4.9)
Kauffman	(4.6)
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I LLC)	(4.0)
Heniff and Superior	(3.6)
Lending Point	(3.3)
Thomas Scientific	(3.1)
Bird Rides	(3.0)
Congruex	(2.5)
US Auto	(2.1)
Excelligence	(1.8)
LashCo	(1.8)
Distinct	(1.7)
GoHealth	(1.7)
MYCOM	(1.5)
Cato Research	(1.5)

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

We believe that our current cash and cash equivalents on hand, our short-term investments, proceeds from the sale of our 2026 Notes, 2028 Notes, Bethesda CLO 1, and Bethesda CLO 2, together with our available borrowing capacity under our Senior Secured Facility and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months.

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

Debt

See Note 6 to the consolidated financial statements for information on the Company’s debt.

The following table shows the contractual maturities of our debt obligations as of June 30, 2026:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Senior Secured Facility (1)	$685.0	$—	$—	$685.0	$—
2026 Notes	125.0	125.0	—	—	—
2028 Notes	80.0	—	80.0	—	—
MFIC Bethesda CLO 1 LLC (Class A-1, Class A-2, Class B and Class C)	456.0	—	—	—	456.0
MFIC Bethesda CLO 2 LLC (Class A-1, Class A-2, Class B and Class C)	399.0	—	—	—	399.0
Total Debt Obligations	$1,745.0	$125.0	$80.0	$685.0	$855.0

(1)
As of June 30, 2026, aggregate lender commitments under the Senior Secured Facility totaled $1.61 billion and $0.93 billion of unused capacity. As of June 30, 2026, the Company had $— million of letters of credit issued under the Senior Secured Facility as shown as part of total commitments in Note 8 to the consolidated financial statements.

Stockholders’ Equity

See Note 7 to the consolidated financial statements for information on the Company’s public offerings and share repurchase plans.

Equity Issuances

On August 13, 2024, we entered into (i) an equity distribution agreement by and among us, the Investment Adviser, the Administrator and Truist Securities, Inc. (“Truist”) and (ii) an equity distribution agreement by and among us, the Investment Adviser, the Administrator and Jefferies LLC (“Jefferies,” and together with Truist, the “Sales Agents”). The equity distribution agreements with Sales Agents described in the preceding sentence are collectively referred to herein as the “Equity Distribution Agreements.” For further details regarding the Equity Distribution Agreements, see Note 7 "Stockholders’ Equity—Equity Issuances — At-the market (“ATM”) Offering” to our consolidated financial statements included in this report. The ATM program effectively expired on April 12, 2026.

Distributions

Distributions paid to stockholders during the three and six months ended June 30, 2026 totaled $25.5 million ($0.31 per share) and $53.6 million ($0.62 per share), respectively. Distributions paid to stockholders during the three and six months ended June 30, 2025 totaled $35.5 million ($0.38 per share) and $71.1 million ($0.76 per share), respectively. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. Although the tax character of distributions paid to stockholders through June 30, 2026 may include return of capital, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ended December 31, 2026. Tax characteristics of all distributions will be reported to stockholders on Form 1099 after the end of the calendar year. Our quarterly distributions, if any, will be determined by our Board.

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

PIK Income

For the three and six months ended June 30, 2026, PIK income totaled $4.2 million and $8.1 million on total investment income of $68.2 million and $140.1 million, respectively. For the three and six months ended June 30, 2025, PIK income totaled $5.2 million and $9.9 million on total investment income of $81.2 million and $159.9 million, respectively. In order to maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders annually in the form of distributions, even though the Company has not yet collected the cash. See Note 5 to the consolidated financial statements for more information on the Company’s PIK income.

Related Party Transactions

See Note 3 to the consolidated financial statements for information on the Company’s related party transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio.

Investment Valuation Risk

Because there is not a readily available market value for most of the investments in our portfolio, we value all of our portfolio investments at fair value as determined in good faith by our Board based on, among other things, the input of our management and audit committee and independent valuation firms that have been engaged at the direction of our Board to assist in the valuation of each portfolio investment without a readily available market quotation (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting estimate” and “—Fair Value Measurements” as well as Notes 2 and 5 to our consolidated financial statements for the three and six months ended June 30, 2026 for more information relating to our investment valuation.

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

As of June 30, 2026, the majority of our debt portfolio investments bore interest at variable rates, which generally are SOFR-based (or based on an equivalent applicable currency rate) and typically have durations of one to six months after which they reset to current market interest rates, and many of which are subject to certain floors. Further, our Senior Secured Facility, Class A-1 Notes under the Bethesda CLO 1 and the Notes under MFIC Bethesda CLO 2 LLC bears interest at SOFR rates with no interest rate floors, while our 2026 Notes and 2028 Notes bear interest at a fixed rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of June 30, 2026, assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income(1)	Net Investment Income Per Share
Up 150 basis points	$11.2 million	$0.136
Up 100 basis points	7.4 million	0.090
Up 50 basis points	3.7 million	0.045
Down 50 basis points	(3.7) million	(0.045)
Down 100 basis points	(7.3) million	(0.089)
Down 150 basis points	(10.9) million	(0.133)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2026 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Control Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, which could materially affect our business, financial condition and/or operating results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The Company adopted the following plans, approved by the Board, for the purpose of repurchasing its common stock in accordance with applicable rules specified in the Securities Exchange Act of 1934 (the “Repurchase Plans”):

Date of Agreement/Amendment	Maximum Cost of Shares That May Be Repurchased	Cost of Shares Repurchased	Remaining Cost of Shares That May Be Repurchased
August 5, 2015	$50.0 million	$50.0 million	$	— million
December 14, 2015	50.0 million	50.0 million		— million
September 14, 2016	50.0 million	50.0 million		— million
October 30, 2018	50.0 million	50.0 million		— million
February 6, 2019	50.0 million	50.0 million		— million
February 3, 2022	25.0 million	25.0 million		— million
February 25, 2026	100.0 million	100.0 million		— million
Total as of June 30, 2026	$375.0 million	$375.0 million	$	— million

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

Under the Repurchase Plans described above, the Company allocated the following amounts to be repurchased in accordance with SEC Rule 10b5-1 (the “10b5-1 Repurchase Plans”):

Effective Date	Termination Date	Amount Allocated to 10b5-1 Repurchase Plans
September 15, 2015	November 5, 2015	$5.0 million
January 1, 2016	February 5, 2016	10.0 million
April 1, 2016	May 19, 2016	5.0 million
July 1, 2016	August 5, 2016	15.0 million
September 30, 2016	November 8, 2016	20.0 million
January 4, 2017	February 6, 2017	10.0 million
March 31, 2017	May 19, 2017	10.0 million
June 30, 2017	August 7, 2017	10.0 million
October 2, 2017	November 6, 2017	10.0 million
January 3, 2018	February 8, 2018	10.0 million
June 18, 2018	August 9, 2018	10.0 million
September 17, 2018	October 31, 2018	10.0 million
December 12, 2018	February 7, 2019	10.0 million
February 25, 2019	May 17, 2019	25.0 million
March 18, 2019	May 17, 2019	10.0 million
June 4, 2019	August 7, 2019	25.0 million
June 17, 2019	August 7, 2019	20.0 million
September 16, 2019	November 6, 2019	20.0 million
December 6, 2019	February 5, 2020	25.0 million
December 16, 2019	February 5, 2020	15.0 million
March 12, 2020	March 19, 2020	20.0 million
March 30, 2021	May 21, 2021	10.0 million
June 16, 2021	November 5, 2021	10.0 million
December 16, 2021	August 3, 2022	5.0 million
December 27, 2022	February 22, 2023	10.0 million
March 16, 2026	April 13, 2026	80.0 million

The following table presents information with respect to the Company’s purchases of its common stock for each month in the three month period ended June 30, 2026:

Month	Total Number of Shares Purchased	Average Price Paid Per Share*	Total Number of Shares Purchased as Part of Publicly Announced Plans(1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans(1)
April 1-April 30, 2026	2,755,221	$11.58	2,755,221	$0.0
May 1-May 31, 2026	—	—	—	—
June 1-June 30, 2026	—	—	—	—
Total	2,755,221	$11.58	2,755,221

(1) On February 26, 2026, the Company announced that its Board approved the repurchase of up to $100 million of the Company’s common stock (the “Repurchase Plan”), as a supplement to the existing availability under the then current outstanding share repurchase authorization. The Repurchase Plan did not have an expiration date but as of June 30, 2026, there was no remaining authorized value of shares available to be repurchased under the Repurchase Plan. Under the Repurchase Plan, the Company was authorized but not obligated to, repurchase its outstanding common stock in the open market from time to time, at certain thresholds below net asset value per share (including in accordance with Rule 10b5-1 of the Exchange Act) provided that the Company complied with the prohibitions under its insider trading policies and the requirements of Rule 10b-18 of the Exchange Act, including certain price, market volume and timing constraints.

* The average price per share is inclusive of commissions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended June 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

(a)
Exhibits

3.1(a)	Articles of Amendment and Restatement (1)
3.2	Sixth Amended and Restated Bylaws (2)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

_________________________

* Filed herewith.

(1)
Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on August 12, 2022.
(2)
Incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K, filed on August 12, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 5, 2026.

MIDCAP FINANCIAL INVESTMENT CORPORATION

By:	/s/ TANNER POWELL
Tanner Powell
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ KENNETH SEIFERT
Kenneth Seifert
Chief Financial Officer and Treasurer
(Principal Financial Officer)

By:	/s/ JOSEPH DURKIN
Joseph Durkin
Chief Accounting Officer
(Principal Accounting Officer)