Form 10-Q
period 2026-09-30
MidCap Financial Investment Corp
filed 2026-11-05
CIK 1278752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 4, 2026, the Registrant had 82,372,628 Common Shares outstanding.

MIDCAP FINANCIAL INVESTMENT CORPORATION

PART I. FINANCIAL INFORMATION

In this report, the terms the “Company,” “we,” “us,” and “our” refer to MidCap Financial Investment Corporation unless the context specifically states otherwise.

Item 1. Consolidated Financial Statements

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(In thousands, except share and per share data)

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost — $2,457,040 and $2,955,173, respectively)	$2,271,232	$2,819,511
Non-controlled/affiliated investments (cost — $228,518 and $176,978, respectively)	131,913	107,111
Controlled investments (cost — $166,475 and $224,619, respectively)	142,000	241,216
Cash and cash equivalents	57,379	98,184
Foreign currencies (cost — $311 and $1,286, respectively)	270	1,264
Receivable for investments sold	6,738	6,253
Interest receivable	22,243	23,678
Dividends receivable	—	630
Deferred financing costs	20,637	23,626
Unrealized appreciation on foreign currency forward contracts	1,256	—
Prepaid expenses and other assets	1,053	2,171
Total Assets	$2,654,721	$3,323,644

Liabilities
Debt (net of deferred financing costs and unamortized original discount of $5,281 and $5,838, respectively)	$1,577,719	$1,995,210
Payable for investments purchased	41	558
Management fees payable	4,858	6,034
Interest payable	10,036	12,867
Accrued administrative services expense	1,052	228
Other liabilities and accrued expenses	1,666	1,486
Total Liabilities	$1,595,372	$2,016,383
Commitments and contingencies (Note 8)
Net Assets	$1,059,349	$1,307,261

Net Assets
Common stock, $0.001 par value (130,000,000 shares authorized; 82,372,628 and 92,211,869 shares issued and outstanding, respectively)	$82	$92
Capital in excess of par value	2,545,065	2,652,891
Accumulated under-distributed (over-distributed) earnings	(1,485,798)	(1,345,722)
Net Assets	$1,059,349	$1,307,261

Net Asset Value Per Share	$12.86	$14.18

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Investment Income
Non-controlled/non-affiliated investments:
Interest income (excluding Payment-in-kind (“PIK”) interest income)	$56,253	$72,964	$179,422	$212,495
Dividend income	—	—	88	—
PIK interest income	2,607	3,785	10,717	11,724
Other income	444	458	1,600	1,003
Non-controlled/affiliated investments:
Interest income (excluding PIK interest income)	877	1,548	2,816	4,293
Dividend income	201	200	654	640
PIK interest income	275	407	445	1,162
Other income	17	—	17	—
Controlled investments:
Interest income (excluding PIK interest income)	1,308	3,214	6,276	11,193
Other income	—	—	—	10
Total Investment Income	$61,982	$82,576	$202,035	$242,520
Expenses
Management fees	$4,858	$6,069	$15,631	$18,209
Performance-based incentive fees	—	5,818	—	16,100
Interest and other debt expenses	26,046	33,038	81,598	96,083
Administrative services expense	1,357	1,029	3,908	3,055
Other general and administrative expenses	2,188	1,599	6,451	4,457
Total expenses	34,449	47,553	107,588	137,904
Expense reimbursements	(63)	(284)	(187)	(1,370)
Net Expenses	$34,386	$47,269	$107,401	$136,534
Net Investment Income	$27,596	$35,307	$94,634	$105,986
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses):
Non-controlled/non-affiliated investments	$(28,719)	$(18,988)	$(38,410)	$(32,187)
Non-controlled/affiliated investments	(82)	(19)	(213)	(324)
Controlled investments	(6)	—	(8)	—
Foreign currency forward contracts	(287)	—	951	(610)
Foreign currency transactions	2	(160)	(4,325)	(196)
Net realized gains (losses)	(29,092)	(19,167)	(42,005)	(33,317)
Net change in unrealized gains (losses):
Non-controlled/non-affiliated investments	6,500	(3,688)	(50,150)	(12,300)
Non-controlled/affiliated investments	(8,247)	(1,173)	(26,738)	(3,565)
Controlled investments	(13,674)	15,316	(41,072)	21,610
Foreign currency forward contracts	485	—	1,256	(9)
Foreign currency translations	(3)	859	3,264	(2,505)
Net change in unrealized gains (losses)	(14,939)	11,314	(113,440)	3,231
Net Realized and Change in Unrealized Gains (Losses)	$(44,031)	$(7,853)	$(155,445)	$(30,086)
Net Increase (Decrease) in Net Assets Resulting from Operations	$(16,435)	$27,454	$(60,811)	$75,900
Earnings (Loss) Per Share — Basic	$(0.20)	$0.29	$(0.71)	$0.81

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

(In thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operations
Net investment income	$27,596	$35,307	$94,634	$105,986
Net realized gains (losses)	(29,092)	(19,167)	(42,005)	(33,317)
Net change in unrealized gains (losses)	(14,939)	11,314	(113,440)	3,231
Net Increase (Decrease) in Net Assets Resulting from Operations	$(16,435)	$27,454	$(60,811)	$75,900

Distributions to Stockholders
Distribution of net investment income	$(25,536)	$(35,455)	$(79,176)	$(106,547)
Net Decrease in Net Assets Resulting from Distributions to Stockholders	$(25,536)	$(35,455)	$(79,176)	$(106,547)

Capital Share Transactions
Repurchase of common stock	$—	$—	$(107,925)	$(6,079)
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	$—	$—	$(107,925)	$(6,079)

Net Assets
Net increase (decrease) in net assets during the period	$(41,971)	$(8,001)	$(247,912)	$(36,726)
Net assets at beginning of period	1,101,320	1,375,921	1,307,261	1,404,646
Net Assets at End of Period	$1,059,349	$1,367,920	$1,059,349	$1,367,920

Capital Share Activity
Shares repurchased during the period	—	—	(9,839,241)	(476,656)
Shares issued and outstanding at beginning of period	82,372,628	93,303,622	92,211,869	93,780,278
Shares Issued and Outstanding at End of Period	82,372,628	93,303,622	82,372,628	93,303,622

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2026	2025
Operating Activities
Net increase (decrease) in net assets resulting from operations	$(60,811)	$75,900
Net realized (gains) losses on investments	38,631	32,511
Net change in unrealized (gains) losses	113,440	(3,231)
Net amortization of premiums and accretion of discounts on investments	(13,336)	(5,218)
Accretion of discount on notes	1,198	1,355
Amortization of deferred financing costs	3,663	3,877
PIK interest and dividends capitalized	(11,162)	(16,135)
Purchases of investments	(186,648)	(1,084,344)
Proceeds from sales and repayments of investments	676,247	954,071
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable	1,435	(6,933)
Decrease (increase) in dividends receivable	630	279
Decrease (increase) in prepaid expenses and other assets	1,118	(3,438)
Increase (decrease) in management and performance-based incentive fees payable	(1,176)	304
Increase (decrease) in interest payable	(2,831)	(1,340)
Increase (decrease) in accrued administrative services expense	824	(60)
Increase (decrease) in other liabilities and accrued expenses	180	(3,677)
Net Cash (Used in)/Provided by Operating Activities	$561,402	$(56,079)
Financing Activities
Issuances of debt	$289,908	$1,520,968
Payments of debt	(704,673)	(1,361,626)
Financing costs paid and deferred	(1,316)	—
Repurchase of common stock	(107,925)	(6,079)
Distributions paid	(79,176)	(106,547)
Net Cash (Used in)/Provided by Financing Activities	$(603,182)	$46,716

Cash, Cash Equivalents and Foreign Currencies
Net increase (decrease) in cash, cash equivalents and foreign currencies during the period	$(41,780)	$(9,363)
Effect of foreign exchange rate changes on cash and cash equivalents	(19)	36
Cash, cash equivalents and foreign currencies at beginning of period	99,448	75,786
Cash, Cash Equivalents and Foreign Currencies at the End of Period	$57,649	$66,459

Supplemental Disclosure of Cash Flow Information
Cash interest paid	$79,568	$92,310

Supplemental Disclosure of Non-Cash Activity
PIK income	$11,162	$12,886

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (36)	Fair Value (1)(37)
Aerospace & Defense
Beaufort
Eagle Aggregator Ltd	Preferred Equity - Preferred Equity	N/A	N/A	36,288 Shares	$49	$68	(9)(13)(15)(19) (33)
	Common Equity - Common Stock	N/A	N/A	741 Shares	1	5	(9)(13)(15)(19) (33)
Eagle U.S. Purchaser, Inc.	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	12/31/32	8,486	8,368	8,362	(9)(15)(23)
	First Lien Secured Debt - Revolver	SOFR+500, 0.75% Floor	12/31/32	—	(19)	(21)	(8)(9)(15)(16) (17)(18)
					8,399	8,414
Sperry Acquisition, LLC
Sperry Acquisition, LLC	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	02/03/31	6,837	6,757	6,801	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 0.75% Floor	02/03/31	1,909	1,884	1,899	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+500, 0.75% Floor	02/03/31	308	301	304	(9)(17)(18)(22) (23)
Sperry Parent Holdings, L.P.	Common Equity - Common Stock	N/A	N/A	1,088 Shares	109	178	(9)(13)
					9,051	9,182
		Total Aerospace & Defense			$17,450	$17,596
Air Freight & Logistics
Primeflight
PrimeFlight Acquisition, LLC	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	05/01/29	$14,001	$13,887	$14,001	(9)(23)
	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	05/01/29	10,174	10,008	10,175	(9)(23)
	First Lien Secured Debt - Term Loan	SOFR+525, 0.00% Floor	05/01/29	988	979	988	(9)(23)
	First Lien Secured Debt - Term Loan	SOFR+475, 1.00% Floor	05/01/29	990	982	981	(9)(23)
		Total Air Freight & Logistics			$25,856	$26,145
Automobile Components
K&N Parent, Inc.
K&N Holdco, LLC	Common Equity - Common Stock	N/A	N/A	125,967 Shares	$23,718	$388	(13)

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (36)	Fair Value (1)(37)
Truck-Lite Co., LLC
Truck-Lite Co., LLC	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	02/13/32	3,217	3,219	3,203	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 0.75% Floor	02/13/32	406	389	400	(9)(17)(18)(23)
	First Lien Secured Debt - Revolver	SOFR+475, 0.75% Floor	02/13/32	—	(1)	(1)	(8)(9)(16)(17)(18)
					3,607	3,602
Universal Air Conditioner
Cool Acquisition Holdings, LP	Common Equity - Common Stock	N/A	N/A	137,931 Shares	138	58	(9)(13)
Cool Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+475, 1.00% Floor	10/31/30	13,100	12,950	12,717	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 1.00% Floor	10/31/30	—	(16)	(88)	(8)(9)(17)(18)
	First Lien Secured Debt - Revolver	SOFR+475, 1.00% Floor	10/31/30	1,273	1,234	1,165	(9)(17)(18)(23)
					14,306	13,852
		Total Automobile Components			$41,631	$17,842
Beverages
Ronnoco Coffee
Ronnoco Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+475, 1.00% Floor	03/17/31	$5,248	$5,185	$5,192	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+475, 1.00% Floor	03/17/31	579	555	556	(9)(17)(18)(23)
	Preferred Equity - Preferred Equity	N/A	N/A	1,000 Shares	100	100	(9)(13)
	Common Equity - Common Stock	N/A	N/A	107 Shares	—	—	(9)(13)
		Total Beverages			$5,840	$5,848
Biotechnology
Mannkind Corporation
Mannkind Corporation	Common Equity - Common Stock	N/A	N/A	34,226 Shares	$—	$133	(9)(10)(13)(15)
Partner Therapeutics, Inc
Partner Therapeutics, Inc	Preferred Equity - Preferred Equity	N/A	N/A	55,556 Shares	333	333	(9)(13)
	Warrants - Warrants			73,333 Shares	389	137	(9)(13)
					722	470
		Total Biotechnology			$722	$603

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (36)	Fair Value (1)(37)
Building Products
Decks & Docks
D&D Buyer, LLC	First Lien Secured Debt - Term Loan	SOFR+585, 2.00% Floor	10/04/29	$2,422	$2,422	$2,405	(9)(23)
RF Fager
R.F. Fager Company, LLC	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	03/04/30	714	703	699	(9)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	03/04/30	1,697	1,670	1,660	(9)(17)(18)(23)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	03/04/30	148	146	145	(9)(17)(18)(22)
					2,519	2,504
		Total Building Products			$4,941	$4,909
Chemicals
Aspen Aerogels, Inc.
Aspen Aerogels, Inc.	First Lien Secured Debt - Term Loan	SOFR+500, 4.50% Floor	08/19/29	$14,542	$14,357	$14,158	(9)(15)(22)
	First Lien Secured Debt - Revolver	SOFR+510, 2.50% Floor	08/19/29	11	11	9	(9)(15)(17)(18) (22)
					14,368	14,167
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I LLC)
Carbonfree Chemicals Holdings LLC (4)	Common Equity - Common Equity / Interest	N/A	N/A	12,456,274 Shares	56,505	13,702	(13)(19)(31)
FC2 LLC (4)	Secured Debt - Promissory Note	6.50%	10/14/27	12,500	12,500	12,139
	Common Equity - Common Stock	N/A	N/A	5 Shares	—	—	(13)(19)
					69,005	25,841
Heubach
Heubach Holdings USA LLC	First Lien Secured Debt - Term Loan	11.10%	01/03/29	478	30	239	(14)(15)
SK Neptune Husky Group Sarl (Luxembourg Investment Company 428 S.a r.l.)	First Lien Secured Debt - Term Loan	14.07%	01/03/29	9,438	29	—	(14)(15)
					59	239
Meristem Crop Performance
Lunar Buyer, LLC	First Lien Secured Debt - Term Loan	SOFR+550, 0.75% Floor	10/03/30	8,932	8,802	8,631	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+550, 0.75% Floor	10/03/30	—	(46)	(230)	(8)(9)(17)(18)
	First Lien Secured Debt - Revolver	SOFR+550, 0.75% Floor	10/03/30	1,727	1,671	1,589	(9)(17)(18)(22)
					10,427	9,990
		Total Chemicals			$93,859	$50,237

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (36)	Fair Value (1)(37)
Commercial Services & Supplies
Atlas Technical Consultants
GI Apple Midco LLC	First Lien Secured Debt - Term Loan	SOFR+675, 1.00% Floor	04/19/30	$7,422	$7,332	$7,212	(9)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+675, 1.00% Floor	04/19/30	85	83	83	(9)(22)
	First Lien Secured Debt - Revolver	SOFR+675, 1.00% Floor	04/19/29	448	441	433	(9)(16)(17)(18) (22)
					7,856	7,728
Best Trash
Bingo Group Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+475, 1.00% Floor	07/10/31	9,299	9,213	9,299	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 1.00% Floor	07/10/31	3,099	3,060	3,099	(9)(17)(18)(23)
	First Lien Secured Debt - Revolver	SOFR+475, 1.00% Floor	07/10/31	25	18	25	(9)(16)(17)(18) (23)
					12,291	12,423
CARDS + Live Oak
CARDS-Live Oak Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	10/21/32	3,126	3,098	3,112	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 0.75% Floor	10/21/32	974	964	968	(9)(17)(18)(20) (23)
	First Lien Secured Debt - Revolver	SOFR+475, 0.75% Floor	10/21/32	528	522	525	(9)(17)(18)(20) (23)
					4,584	4,605
CoreTrust
Coretrust Purchasing Group LLC (HPG Enterprises LLC)	First Lien Secured Debt - Term Loan	SOFR+525, 0.75% Floor	10/01/29	6,112	6,078	6,080	(22)
	First Lien Secured Debt - Revolver	SOFR+525, 0.75% Floor	10/01/29	—	(4)	(3)	(8)(17)(18)
					6,074	6,077
Flatworld Solutions
Flatworld Intermediate Corp	First Lien Secured Debt - Term Loan	SOFR+550, 1.50% Floor	03/25/30	3,920	3,862	3,844	(9)(23)

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (36)	Fair Value (1)(37)
HMA
Health Management Associates Superholdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	03/30/29	3,669	3,617	3,644	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	03/30/29	474	468	471	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	03/30/29	—	(7)	(2)	(8)(9)(16)(17) (18)
					4,078	4,113
IronClad
Mersino, Inc. (fka Ironhorse Purchaser, LLC)	First Lien Secured Debt - Term Loan	SOFR+600, 1.00% Floor	03/31/29	2,946	2,916	2,918	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	03/31/29	—	(5)	(5)	(8)(9)(16)(17) (18)
					2,911	2,913
IRP
Precision Refrigeration & Air Conditioning LLC	First Lien Secured Debt - Term Loan	SOFR+675, 1.00% Floor	03/08/28	10,796	10,721	10,717	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+675, 1.00% Floor	03/08/28	4,862	4,809	4,827	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+675, 1.00% Floor	03/08/28	—	(9)	(17)	(8)(9)(17)(18)
SMC IR Holdings, LLC	Common Equity - Common Stock	N/A	N/A	158 Shares	183	301	(9)(13)
					15,704	15,828
Jacent
Jacent Strategic Merchandising, LLC	Common Equity - Common Stock	N/A	N/A	5,000 Shares	500	291	(9)(13)
JSM Equity Investors, L.P.	Preferred Equity - Class P Partnership Units	N/A	N/A	11 Shares	11	1	(9)(13)
					511	292
Overhaul Group, Inc.
Overhaul Group, Inc.	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	08/01/30	10,714	10,671	10,601	(9)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	08/01/30	—	(17)	(45)	(8)(9)(18)
	Preferred Equity - Preferred Equity	N/A	N/A	5,405 Shares	100	93	(9)(13)
					10,754	10,649
Pavement Preservation
Pavement Preservation Acquisition, LLC	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	08/09/30	10,753	10,563	10,556	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	08/09/30	2,155	2,124	2,116	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	08/09/30	494	460	460	(9)(16)(17)(18)(23)
					13,147	13,132

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (36)	Fair Value (1)(37)
Smith System
Smith Topco, Inc.	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	11/06/29	10,982	10,847	10,831	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	11/06/29	—	(13)	(16)	(8)(9)(17)(18)
					10,834	10,815
Vixxo
Vixxo Corporation	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	08/01/30	1,441	1,421	1,424	(9)(22)
		Total Commercial Services & Supplies			$94,027	$93,843
Communications Equipment
MCA
Mobile Communications America, Inc.	First Lien Secured Debt - Term Loan	SOFR+475, 1.00% Floor	10/16/29	$2,431	$2,395	$2,351	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 1.00% Floor	10/16/29	6,772	6,709	6,492	(9)(17)(18)(23)
	First Lien Secured Debt - Revolver	SOFR+475, 1.00% Floor	10/16/29	109	91	64	(9)(17)(18)(23)
					9,195	8,907
Mitel Networks
Mitel Networks (International) Limited	Common Equity - Common Stock	N/A	N/A	98,860 Shares	476	27	(9)(10)(13)(15)
MLN US Holdco LLC	First Lien Secured Debt - Term Loan	SOFR+200 Cash plus 6.00% PIK, 1.00% Floor	06/20/30	920	832	414	(9)(10)(15)(22)
					1,308	441
Sorenson Holdings, LLC
Sorenson Holdings, LLC	First Lien Secured Debt - Term Loan	8.00%	04/01/30	347	271	292	(14)
	First Lien Secured Debt - Term Loan	10.00%	04/01/30	40	33	36	(14)
	Common Equity - Membership Interests	N/A	N/A	279 Shares	108	94	(13)
					412	422
		Total Communications Equipment			$10,915	$9,770
Construction & Engineering
American Restoration
American Restoration Holdings, LLC	First Lien Secured Debt - Term Loan	SOFR+510, 1.00% Floor	07/24/30	$12,322	$12,130	$9,618	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+510, 1.00% Floor	07/24/30	6,447	6,398	3,855	(9)(17)(18)(23)
	First Lien Secured Debt - Revolver	SOFR+510, 1.00% Floor	07/24/30	2,268	2,264	1,770	(9)(18)(23)
					20,792	15,243

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (36)	Fair Value (1)(37)
Core Roofing
CRS Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	06/06/30	1,864	1,838	1,826	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	06/06/30	3,502	3,465	3,431	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	06/06/30	—	(12)	(19)	(8)(9)(16)(17) (18)
					5,291	5,238
Dynagrid
Megavolt Borrower, LLC	First Lien Secured Debt - Term Loan	SOFR+475, 1.00% Floor	02/13/32	4,115	4,047	4,087	(9)(23)
Traffic Management Solutions, LLC
Traffic Management Solutions, LLC	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	11/26/30	6,849	6,780	6,811	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	11/26/30	1,741	1,715	1,717	(9)(17)(18)(23)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	11/26/30	—	(33)	(17)	(8)(9)(16)(17) (18)
					8,462	8,511
Trench Plate
Trench Plate Rental Co.	First Lien Secured Debt - Term Loan	SOFR+560, 1.00% Floor	12/04/28	17,409	17,291	17,249	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+560, 1.00% Floor	12/04/28	1,600	1,592	1,583	(9)(16)(17)(18) (23)
Trench Safety Solutions Holdings, LLC	Preferred Equity - Preferred Equity	N/A	N/A	40 Shares	4	8	(9)(13)
	Common Equity - Common Stock	N/A	N/A	331 Shares	50	32	(9)(13)
					18,937	18,872
		Total Construction & Engineering			$57,529	$51,951

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (36)	Fair Value (1)(37)
Consumer Finance
Lending Point
LendingPoint 2018-1 Funding Trust	First Lien Secured Debt - Delayed Draw	SOFR+300, 1.00% Floor	12/31/29	$9,375	$9,400	$9,000	(9)(22)
	First Lien Secured Debt - Revolver	SOFR+300, 1.00% Floor	12/31/29	9,300	9,193	8,925	(9)(17)(18)(22)
LendingPoint Consolidated, Inc.	Preferred Equity - Preferred Equity Class A Units	N/A	N/A	5,808 Shares	2,313	—	(9)(13)(19)
	Preferred Equity - Preferred Equity Class A1 Units	N/A	N/A	1,900 Shares	548	—	(9)(13)(19)
	Preferred Equity - Preferred Equity Class B3 Units	N/A	N/A	1,595 Shares	44	—	(9)(13)(19)
	Preferred Equity - Preferred Equity Class B2 Units	N/A	N/A	780 Shares	21	—	(9)(13)(19)
	Preferred Equity - Preferred Equity Class B1 Units	N/A	N/A	627 Shares	17	—	(9)(13)(19)
	Common Equity - Common Stock	N/A	N/A	1,106,939 Shares	750	—	(9)(13)(19)
LendingPoint LLC	First Lien Secured Debt - Term Loan	9.10%	12/31/29	21,821	39,042	16,421	(9)(14)
	Unsecured Debt - Term Loan	N/A	12/31/30	1,842	1,842	—	(9)(13)
					63,170	34,346
US Auto
Auto Pool 2023 Trust (Del. Stat. Trust) (4)	Structured Products and Other - Membership Interests	N/A	N/A	N/A	18,290	2,010	(9)(13)(32)
		Total Consumer Finance			$81,460	$36,356
Consumer Staples Distribution & Retail
3D Protein
Protein For Pets Opco, LLC	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	09/20/30	$8,410	$8,288	$8,312	(9)(22)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	09/20/30	—	(11)	(10)	(8)(9)(17)(18)
					8,277	8,302
Metz Culinary
Metz Culinary Management, LLC	First Lien Secured Debt - Term Loan	SOFR+450, 1.00% Floor	12/23/29	4,157	4,122	4,126	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+450, 1.00% Floor	12/23/29	—	(3)	(6)	(8)(9)(17)(18)
					4,119	4,120

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)		Cost (36)	Fair Value (1)(37)
Turkey Hill
IC Holdings LLC	Common Equity - Series A Units	N/A	N/A		169 Shares	169	—	(9)(13)
THLP CO., LLC	First Lien Secured Debt - Term Loan	SOFR+600, 1.00% Floor	01/31/28		27,503	27,444	27,339	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	01/31/28		1,357	1,352	1,328	(9)(16)(17)(18) (22)
						28,965	28,667
		Total Consumer Staples Distribution & Retail				$41,361	$41,089
Containers & Packaging
ACP Packaging
ACP Packaging Intermediateco, LLC	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	10/22/31		$10,564	$10,425	$10,168	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+550, 1.00% Floor	10/22/31		1,402	1,379	1,333	(9)(17)(18)(23)
						11,804	11,501
Berry Tapes & Adhesives
Vybond Buyer, LLC	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	02/03/32		17,117	16,882	17,024	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 0.75% Floor	02/03/32		—	(25)	(24)	(8)(9)(17)(18)
	First Lien Secured Debt - Revolver	SOFR+475, 0.75% Floor	02/03/32		—	(38)	(17)	(8)(9)(17)(18)
						16,819	16,983
ePac Flexible Packaging
ePac Holdings LLC	First Lien Secured Debt - Term Loan	SOFR+450, 0.75% Floor	01/14/32		9,660	9,573	9,571	(9)(23)
	First Lien Secured Debt - Term Loan	CORRA+450, 0.75% Floor	01/14/32	C$	3,772	2,692	2,626	(9)(26)
	First Lien Secured Debt - Revolver	SOFR+450, 0.75% Floor	01/14/32		—	(35)	(37)	(8)(9)(16)(17)(18)
						12,230	12,160
MSI Express, Inc.
NCP-MSI Buyer	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	03/24/31		5,760	5,703	5,596	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 0.75% Floor	03/24/31		1,493	1,477	1,450	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+375, 0.75% Floor	03/24/31		2,353	2,327	2,272	(9)(16)(17)(18)(23)
						9,507	9,318

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (36)	Fair Value (1)(37)
Truvant
NPPI Buyer, LLC	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	08/20/29	21,663	21,390	21,460	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	08/20/29	3,079	3,036	3,034	(9)(17)(18)(23)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	08/20/29	—	(28)	(30)	(8)(9)(17)(18)
					24,398	24,464
		Total Containers & Packaging			$74,758	$74,426
Diversified Consumer Services
Accelerate Learning
Eagle Purchaser, Inc.	First Lien Secured Debt - Term Loan	SOFR+150 Cash plus 5.75% PIK, 1.00% Floor	03/22/30	$4,159	$4,097	$3,776	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+150 Cash plus 5.75% PIK, 1.00% Floor	03/22/29	708	699	659	(9)(18)(23)
					4,796	4,435
Clarus Commerce
Marlin DTC-LS Midco 2, LLC	First Lien Secured Debt - Term Loan	SOFR+660, 1.00% Floor	05/01/27	19,924	19,883	19,516	(22)
	First Lien Secured Debt - Revolver	SOFR+660, 1.00% Floor	05/01/27	—	(1)	(10)	(8)(17)(18)
					19,882	19,506
Elase Med Spas
Birch Group of Clinics Acquireco Inc.	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	12/31/31	1,858	1,833	1,836	(9)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	12/31/31	423	409	403	(9)(17)(18)(22)
	First Lien Secured Debt - Revolver	P+425	12/31/31	85	79	80	(9)(17)(18)(20)
					2,321	2,319
Excelligence
Excelligence Learning Corporation	First Lien Secured Debt - Term Loan	SOFR+575, 1.00% Floor	01/18/30	15,146	14,901	13,471	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+575, 1.00% Floor	01/18/30	592	560	319	(9)(16)(17)(18) (23)
					15,461	13,790
Gateway Services
Gateway US Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	09/22/28	12,446	12,419	12,343	(9)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 0.75% Floor	09/22/28	758	752	746	(9)(17)(18)(23)
	First Lien Secured Debt - Revolver	SOFR+475, 0.75% Floor	09/22/28	—	(1)	(3)	(8)(9)(17)(18)
					13,170	13,086

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (36)	Fair Value (1)(37)
Go Car Wash
Go Car Wash Management Corp.	First Lien Secured Debt - Term Loan	SOFR+585, 1.00% Floor	06/30/28	1,571	1,565	1,547	(9)(22)
	First Lien Secured Debt - Revolver	SOFR+585, 1.00% Floor	06/30/28	83	84	77	(9)(17)(18)(22)
Go Car Wash Management, Corp.	First Lien Secured Debt - Term Loan	SOFR+575, 1.00% Floor	06/30/28	3,100	3,096	3,054	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+585, 1.00% Floor	06/30/28	6,050	6,010	5,960	(9)(22)
					10,755	10,638
Legacy.com
Lotus Topco Inc.	First Lien Secured Debt - Term Loan	SOFR+475, 1.00% Floor	06/07/30	6,274	6,218	6,224	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+475, 1.00% Floor	06/07/30	—	(5)	(5)	(8)(9)(17)(18)
					6,213	6,219
Mariani
CI (MG) GROUP, LLC	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	03/27/30	18,736	18,491	18,599	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+550, 1.00% Floor	03/27/30	5,886	5,809	5,827	(9)(17)(18)(23)
	First Lien Secured Debt - Revolver	SOFR+550, 1.00% Floor	03/27/30	324	302	310	(9)(17)(18)(24)
					24,602	24,736
Regis
Regis Corporation	First Lien Secured Debt - Term Loan	SOFR+450, 2.50% Floor	06/24/29	5,636	5,542	5,576	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+450, 2.50% Floor	06/24/29	69	22	24	(9)(16)(17)(18) (23)
					5,564	5,600
SEV
SEV Intermediate Holdco, LLC	First Lien Secured Debt - Term Loan	SOFR+525, 0.75% Floor	06/21/30	8,146	8,010	8,016	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 0.75% Floor	06/21/30	3,314	3,270	3,262	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 0.75% Floor	06/21/30	658	639	632	(9)(17)(18)(23)
					11,919	11,910
Team Car Wash
TCW Midco LLC	First Lien Secured Debt - Term Loan	SOFR+575, 1.00% Floor	10/22/29	4,913	4,880	4,828	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+575, 1.00% Floor	10/22/29	6,572	6,524	6,454	(9)(17)(18)(23)
	First Lien Secured Debt - Revolver	SOFR+575, 1.00% Floor	10/22/29	—	(5)	(14)	(8)(9)(17)(18)
					11,399	11,268

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (36)	Fair Value (1)(37)
Ultra Clean Newco
Ultra Clean Holdco LLC	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	07/01/30	2,271	2,235	2,229	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	07/01/30	5,052	5,008	4,959	(9)(18)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	07/01/30	—	(16)	(27)	(8)(9)(17)(18)
					7,227	7,161
US Legal Support
US Legal Support Investment Holdings, LLC	Common Equity - Series A-1 Units	N/A	N/A	631,972 Shares	632	1,283	(9)(13)
USLS Acquisition, Inc.	First Lien Secured Debt - Term Loan	SOFR+540, 1.00% Floor	05/31/27	27,852	27,782	27,843	(9)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+540, 1.00% Floor	05/31/27	5,468	5,458	5,465	(9)(17)(18)(22)
	First Lien Secured Debt - Revolver	SOFR+540, 1.00% Floor	05/31/27	844	842	844	(9)(16)(17)(18) (22)(23)
					34,714	35,435
Village Pet Care
Village Pet Care, LLC	First Lien Secured Debt - Term Loan	SOFR+650, 1.00% Floor	09/22/29	1,500	1,483	1,453	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+650, 1.00% Floor	09/22/29	1,050	1,021	895	(9)(17)(18)(23)
	First Lien Secured Debt - Revolver	SOFR+650, 1.00% Floor	09/22/29	803	792	772	(9)(17)(18)(23)
					3,296	3,120
		Total Diversified Consumer Services			$171,319	$169,223
Diversified Telecommunication Services
Cablevision Systems
CSC Holdings, LLC	First Lien Secured Debt - Revolver	6.32%	07/13/27	$90	$75	$41	(14)(15)(16) (17)(18)
	Unsecured Debt - Corporate Bond	4.13%	12/01/30	2,000	1,546	914	(10)(14)(15)
					1,621	955
US Telepacific
U.S. TelePacific Corp.	First Lien Secured Debt - Term Loan	SOFR+1100, 1.00% Floor	09/30/27	41	41	41	(15)(23)
		Total Diversified Telecommunication Services			$1,662	$996

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (36)	Fair Value (1)(37)
Electrical Equipment
Brush Group
Brush Group Bidco Limited	First Lien Secured Debt - Term Loan	SON+500, 0.00% Floor	07/30/31	£5,940	$7,768	$7,831	(9)(15)(21)
	First Lien Secured Debt - Revolver	SON+500, 0.00% Floor	07/30/31	£500	638	652	(9)(15)(17)(18) (21)
					8,406	8,483
International Wire Group
IW Buyer LLC	First Lien Secured Debt - Term Loan	SOFR+510, 1.00% Floor	06/28/29	7,105	7,040	7,105	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+510, 1.00% Floor	06/28/29	—	(5)	—	(9)(16)(17)(18)
					7,035	7,105
Kauffman
Kauffman Blocker Topco, LLC (4)	Common Equity - Membership Interests	N/A	N/A	776,940 Shares	—	—	(9)(13)(19)
Kauffman Engineering Holdings, LLC (4)	First Lien Secured Debt - Term Loan	6.50%	03/31/31	5,439	3,230	3,229	(9)(14)
Kauffman Intermediate, LLC (4)	First Lien Secured Debt - Term Loan	SOFR+210 PIK, 1.00% Floor	03/30/30	3,885	3,885	3,885	(9)(22)
	First Lien Secured Debt - Term Loan	SOFR+210, 1.00% Floor	09/30/29	301	301	301	(9)(22)
	First Lien Secured Debt - Revolver	SOFR+510, 1.00% Floor	09/30/29	—	—	—	(9)(18)
					7,416	7,415
		Total Electrical Equipment			$22,857	$23,003
Electronic Equipment, Instruments & Components
AVAD, LLC
Surf Opco, LLC (4)	First Lien Secured Debt - Term Loan	SOFR+411, 1.00% Floor	05/10/27	$9,170	$13,895	$9,163	(9)(22)
	First Lien Secured Debt - Revolver	SOFR+411, 1.00% Floor	05/10/27	19,974	19,974	19,971	(9)(16)(17)(18) (22)
	Preferred Equity - Class P-1 Preferred	N/A	N/A	13,195 Shares	1,713	2,728	(9)(13)(19)(31)
	Common Equity - Class A-1 Common	N/A	N/A	5,000 Shares	—	169	(9)(13)(19)(31)
					35,582	32,031
Evolv Technologies
Evolv Technologies Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+500, 2.00% Floor	07/01/30	6,000	5,952	5,974	(9)(15)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 2.00% Floor	07/01/30	—	(46)	(26)	(8)(9)(15)(18)
	First Lien Secured Debt - Revolver	SOFR+500, 2.00% Floor	07/01/30	—	(23)	(13)	(8)(9)(15)(17) (18)
					5,883	5,935

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)		Cost (36)	Fair Value (1)(37)
Generator Buyer, Inc.
Total Power Limited	First Lien Secured Debt - Term Loan	CORRA+450, 0.75% Floor	07/22/30	C$	12,036	8,643	8,399	(9)(15)(26)
	First Lien Secured Debt - Term Loan	SOFR+450, 0.75% Floor	07/22/30		3,798	3,751	3,773	(9)(15)(23)
	First Lien Secured Debt - Delayed Draw	CORRA+450, 0.75% Floor	07/22/30	C$	2,171	1,583	1,515	(9)(15)(26)
	First Lien Secured Debt - Delayed Draw	SOFR+450, 0.75% Floor	07/22/30		—	—	(31)	(8)(9)(15)(17) (18)
	First Lien Secured Debt - Revolver	CORRA+450, 0.75% Floor	07/22/30	C$	213	194	203	(9)(15)(16)(17) (18)(26)
						14,171	13,859
Team LINX, LLC
TeamLINX Buyer, LLC	First Lien Secured Debt - Term Loan	SOFR+475, 1.00% Floor	12/18/30		17,678	17,489	17,707	(9)(22)
	First Lien Secured Debt - Revolver	SOFR+475, 1.00% Floor	12/18/30		—	(15)	—	(9)(17)(18)
						17,474	17,707
		Total Electronic Equipment, Instruments & Components				$73,110	$69,532
Energy Equipment & Services
Camin Cargo
Camin Cargo Control Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	12/07/29		$972	$959	$920	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+550, 1.00% Floor	12/07/29		2,046	2,021	1,935	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+550, 1.00% Floor	12/07/29		785	767	730	(9)(17)(18)(20) (23)
		Total Energy Equipment & Services				$3,747	$3,585
Entertainment
Shout Factory
Shout! Factory LLC	First Lien Secured Debt - Term Loan	SOFR+525, 0.75% Floor	06/30/31		$13,002	$12,840	$12,890	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 0.75% Floor	06/30/31		414	395	401	(9)(17)(18)(22) (23)
		Total Entertainment				$13,235	$13,291

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (36)	Fair Value (1)(37)
Financial Services
AML Rightsource
Gabriel Partners, LLC	First Lien Secured Debt - Term Loan	SOFR+635, 1.00% Floor	05/17/27	$30,076	$30,014	$29,978	(9)(23)
	First Lien Secured Debt - Term Loan	SOFR+640, 1.00% Floor	05/17/27	2,244	2,237	2,237	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+635, 1.00% Floor	05/17/27	663	661	661	(9)(18)(23)
					32,912	32,876
Definiti LLC
Greylock Holdings LLC	Common Equity - Common Stock	N/A	N/A	100,000 Shares	100	117	(9)(13)
RHI Acquisition LLC	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	03/16/29	5,879	5,791	5,810	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	03/16/29	3,105	3,056	3,069	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	03/16/29	—	(8)	(8)	(8)(9)(17)(18)
					8,939	8,988
Golden Bear
Golden Bear 2016-R, LLC (4)	Structured Products and Other - Membership Interests	2.97%	N/A	N/A	12,870	6,569	(3)(15)
Nexity
Evoriel	First Lien Secured Debt - Term Loan	EURIBOR+525, 0.00% Floor	04/02/31	€2,283	2,449	2,576	(9)(15)(28)
	First Lien Secured Debt - Delayed Draw	EURIBOR+525, 0.00% Floor	04/02/31	€1,174	1,257	1,325	(9)(15)(28)
					3,706	3,901
Origami Opportunities Fund III
Origami Opportunities Fund III, L.P.	First Lien Secured Debt - Term Loan	SOFR+625, 2.00% Floor	10/25/27	559	556	554	(9)(15)(23)
PMA
PMA Parent Holdings, LLC	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	01/31/31	13,978	13,868	13,862	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+475, 0.75% Floor	01/31/31	—	(7)	(8)	(8)(9)(17)(18)
					13,861	13,854
Renew Financial LLC (f/k/a Renewable Funding, LLC)
AIC SPV Holdings II, LLC	Preferred Equity - Preferred Equity	N/A	N/A	534,375 Shares	854	818	(13)(15)(30)
Renew Financial LLC (f/k/a Renewable Funding, LLC)	Common Equity - Common Stock	N/A	N/A	1,368,286 Shares	16,813	109	(13)
Renew JV LLC	Common Equity - Membership Interests	N/A	N/A	60,480 Shares	60	286	(13)(15)
					17,727	1,213

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (36)	Fair Value (1)(37)
Stretto
Stretto, Inc.	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	10/13/28	10,500	10,472	10,294	(9)(23)
		Total Financial Services			$101,043	$78,249
Food Products
Amylu Foods
Amylu Borrower Sub, LLC	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	06/10/31	$10,828	$10,724	$10,812	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 0.75% Floor	06/10/31	313	304	310	(9)(17)(18)(22)
	First Lien Secured Debt - Revolver	SOFR+475, 0.75% Floor	06/10/31	—	(17)	(3)	(8)(9)(17)(18)
					11,011	11,119
Berner Foods
Berner Food & Beverage, LLC	First Lien Secured Debt - Term Loan	SOFR+615, 1.00% Floor	07/30/27	33,684	33,449	33,320	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+615, 1.00% Floor	07/30/27	2,513	2,504	2,482	(9)(18)(20)(23)
					35,953	35,802
Bolthouse Farms
Wm. Bolthouse Farms, Inc.	Common Equity - Equity Interests	N/A	N/A	1,369,301 Shares	1,460	1,671	(13)
Hive
FCP-Hive Holdings, LLC	Preferred Equity - Preferred Equity	N/A	N/A	589 Shares	448	597	(9)(13)
	Common Equity - Common Stock	N/A	N/A	589 Shares	3	—	(9)(13)
Hive Intermediate, LLC	First Lien Secured Debt - Term Loan	SOFR+560, 1.00% Floor	09/22/27	13,540	13,489	13,540	(9)(22)
	First Lien Secured Debt - Revolver	SOFR+560, 1.00% Floor	09/22/27	620	612	620	(9)(17)(18)(22)
					14,552	14,757
Justin's
Justin's LLC	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	12/15/31	4,146	4,090	4,101	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	12/15/31	—	(11)	(9)	(8)(9)(17)(18)
	Common Equity - Common Stock	N/A	N/A	100,000 Shares	100	99	(9)(13)(19)
					4,179	4,191
Nutpods
Green Grass Foods, Inc.	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	12/26/29	3,647	3,602	3,582	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 0.00% Floor	12/26/29	438	424	415	(9)(17)(18)(23)
Nutpods Holdings, Inc.	Common Equity - Common Stock	N/A	N/A	125 Shares	125	99	(9)(13)
					4,151	4,096

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (36)	Fair Value (1)(37)
Patriot Pickle
Patriot Foods Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	12/24/29	243	240	241	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	12/24/29	165	162	160	(9)(17)(18)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	12/24/29	—	(3)	(3)	(8)(9)(17)(18)
					399	398
		Total Food Products			$71,705	$72,034
Ground Transportation
Bird Rides
Blue Jay Transit Inc. (4)	First Lien Secured Debt - Term Loan	15.92%	03/22/28	$23,969	$20,414	$13,891	(9)(14)
	First Lien Secured Debt - Term Loan	15.92%	09/30/26	3,020	2,596	1,720	(9)(14)(35)
	First Lien Secured Debt - Delayed Draw	15.92%	09/30/26	11,635	10,833	11,635	(9)(14)(18)(35)
Third Lane Mobility Inc. (4)	Common Equity - Common Stock	N/A	N/A	5,012,171 Shares	722	—	(9)(13)(19)
	Warrants - Warrants			970,252 Shares	—	—	(9)(13)(19)
					34,565	27,246
Boasso
Channelside AcquisitionCo, Inc. (fka Gruden Acquisition, Inc.)	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	06/30/28	3,480	3,476	3,315	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+475, 0.75% Floor	03/31/28	—	—	(16)	(8)(9)(16)(17) (18)
					3,476	3,299
Heniff and Superior
Heniff Holdco, LLC	First Lien Secured Debt - Term Loan	9.86%	07/01/27	29,350	28,761	25,197	(9)(14)
	First Lien Secured Debt - Revolver	9.86%	07/01/27	3,986	3,914	3,403	(9)(14)(18)
					32,675	28,600
Olympus Terminals
Olympus Terminals Holdco II LLC	First Lien Secured Debt - Term Loan	SOFR+525, 0.75% Floor	12/17/30	10,839	10,667	10,752	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 0.75% Floor	12/17/30	—	(49)	(28)	(8)(9)(17)(18)
	First Lien Secured Debt - Revolver	SOFR+525, 0.75% Floor	12/17/30	—	(42)	(23)	(8)(9)(16)(17) (18)
					10,576	10,701
		Total Ground Transportation			$81,292	$69,846

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (36)	Fair Value (1)(37)
Health Care Equipment & Supplies
Cerus
Cerus Corporation	First Lien Secured Debt - Revolver	SOFR+370, 1.00% Floor	06/01/31	$2,174	$2,168	$2,174	(9)(15)(17)(18) (22)
CQ Medical
BW ISO Acquisition LLC	First Lien Secured Debt - Term Loan	SOFR+490, 0.75% Floor	11/01/27	4,950	4,922	4,909	(9)(23)
Medical Guardian
Medical Guardian, LLC	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	04/26/28	30,503	30,346	30,503	(9)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	04/26/28	4,655	4,627	4,655	(9)(22)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	04/26/28	381	369	381	(9)(17)(18)(22)
					35,342	35,539
Natus Sensory
Natus Sensory, Inc.	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	01/07/31	10,520	10,399	10,384	(9)(23)
	First Lien Secured Debt - Term Loan	EURIBOR+500, 0.00% Floor	01/07/31	€2,530	2,587	2,836	(9)(28)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 0.75% Floor	01/07/31	—	(15)	(36)	(8)(9)(17)(18)
	First Lien Secured Debt - Revolver	SOFR+500, 0.75% Floor	01/07/31	—	(15)	(18)	(8)(9)(17)(18)
					12,956	13,166
NeuroPace
NeuroPace, Inc.	First Lien Secured Debt - Term Loan	SOFR+550, 2.00% Floor	06/04/30	20,000	19,921	20,056	(9)(15)(22)
	First Lien Secured Debt - Revolver	SOFR+550, 2.00% Floor	06/04/30	—	(6)	(2)	(8)(9)(15)(17) (18)
					19,915	20,054
Project Titan
Tyber Medical LLC	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	06/12/32	5,999	5,948	5,965	(9)(25)
	First Lien Secured Debt - Term Loan	EURIBOR+500, 0.75% Floor	06/12/32	€1,169	1,342	1,316	(9)(28)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 0.75% Floor	06/12/32	111	95	101	(9)(17)(18)(23)
	First Lien Secured Debt - Revolver	SOFR+500, 0.75% Floor	06/12/31	700	694	695	(9)(17)(18)(23) (24)
	First Lien Secured Debt - Revolver	EURIBOR+500, 0.75% Floor	06/12/31	€286	336	322	(9)(17)(18)(29)
					8,415	8,399
		Total Health Care Equipment & Supplies			$83,718	$84,241

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (36)	Fair Value (1)(37)
Health Care Providers & Services
All Star
All Star Recruiting Locums, LLC	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	05/01/30	$7,309	$7,211	$7,257	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	05/01/30	3,891	3,840	3,863	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	05/01/30	196	180	186	(9)(16)(17)(18) (23)
					11,231	11,306
Amplity
Amplity Parent, Inc. (4)	First Lien Secured Debt - Term Loan	SOFR+660 PIK, 1.00% Floor	03/31/29	6,792	10,107	6,737	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+1260 PIK, 1.00% Floor	03/31/29	1,679	1,648	1,631	(9)(17)(18)(23)
	First Lien Secured Debt - Revolver	SOFR+1260 PIK, 1.00% Floor	03/31/29	390	390	337	(9)(17)(18)(23)
Amplity Topco, LLC (4)	Preferred Equity - Preferred Equity Class A Units	N/A	N/A	16,022,199 Shares	17,556	8,812	(9)(13)(19)
	Preferred Equity - Preferred Equity Class B Units	N/A	N/A	8,568,021 Shares	—	—	(9)(13)(19)
	Common Equity - Common Stock	N/A	N/A	1,408,963 Shares	—	—	(9)(13)(19)
					29,701	17,517
Cato Research
LS Clinical Services Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+1000 (Inclusive of 10.24% PIK), 1.00% Floor	12/16/29	17,660	17,531	12,846	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+1000 (Inclusive of 10.24% PIK), 1.00% Floor	06/16/29	1,104	1,095	834	(9)(18)(22)
					18,626	13,680
EmpiRx
EmpiRx Health LLC	First Lien Secured Debt - Term Loan	SOFR+475, 1.00% Floor	08/06/29	13,622	13,513	13,552	(9)(22)
	First Lien Secured Debt - Revolver	SOFR+485, 1.00% Floor	08/06/29	—	(5)	(5)	(8)(9)(17)(18)
					13,508	13,547
ExactCare
ExactCare Parent, Inc.	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	11/05/29	17,582	17,184	17,582	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+550, 1.00% Floor	11/05/29	—	(28)	—	(9)(17)(18)
					17,156	17,582

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (36)	Fair Value (1)(37)
Ingenovis Health
Ingenovis Health, Inc. (CCRR Parent Inc)	First Lien Secured Debt - Term Loan	SOFR+525, 0.75% Floor	05/27/32	1,289	2,741	882	(10)(23)
KCF Puerto Rico, LLC
KCF Puerto Rico, LLC	Secured Debt - Promissory Note	N/A	06/28/28	1,697	1,091	680	(13)(15)
KureSmart
Clearway Corporation (f/k/a NP/Clearway Holdings, Inc.)	Common Equity - Common Stock	N/A	N/A	133 Shares	133	250	(9)(13)
Kure Pain Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+560, 1.00% Floor	08/30/30	17,789	17,773	17,702	(9)(22)
	First Lien Secured Debt - Term Loan	SOFR+560, 1.00% Floor	08/31/30	4,241	4,209	4,220	(9)(22)
	First Lien Secured Debt - Revolver	SOFR+560, 1.00% Floor	08/30/30	505	473	492	(9)(17)(18)(22) (23)
					22,588	22,664
LucidHealth
Premier Imaging, LLC	First Lien Secured Debt - Term Loan	SOFR+366 Cash plus 2.60% PIK, 1.00% Floor	10/31/27	8,858	8,774	6,819	(9)(23)
Maxor National Pharmacy Services, LLC
Maxor Acquisition, Inc.	First Lien Secured Debt - Term Loan	SOFR+650, 1.00% Floor	03/01/29	9,825	9,759	9,721	(9)(24)
Maxor National Pharmacy Services, LLC	First Lien Secured Debt - Term Loan	SOFR+650, 1.00% Floor	03/01/29	12,950	12,720	12,813	(9)(24)
	First Lien Secured Debt - Revolver	SOFR+650, 1.00% Floor	03/01/29	—	(19)	(16)	(8)(9)(17)(18)
Maxor Topco, L.P.	Preferred Equity - Preferred Equity	N/A	N/A	50,000 Shares	50	62	(9)(13)
					22,510	22,580
Midwest Vision
Midwest Vision Partners Management, LLC	First Lien Secured Debt - Term Loan	0.00%	01/12/29	11,575	10,667	9,860	(9)(13)
	First Lien Secured Debt - Term Loan	10.84%	01/12/29	11,434	10,257	—	(9)(14)
	First Lien Secured Debt - Term Loan	10.83%	01/12/29	1,991	1,834	—	(9)(14)
	First Lien Secured Debt - Revolver	0.00%	01/12/29	612	579	521	(9)(13)(18)
					23,337	10,381
Omega Healthcare
OMH-Healthedge Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+425, 1.00% Floor	04/01/30	11,838	11,831	11,606	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+425, 1.00% Floor	04/01/30	—	(1)	(26)	(8)(9)(17)(18)
					11,830	11,580

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (36)	Fair Value (1)(37)
Rarebreed
Rarebreed Veterinary Partners, Inc.	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	04/18/30	4,163	4,108	4,104	(9)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	04/18/30	18,161	17,990	17,905	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	04/18/30	—	(11)	(13)	(8)(9)(16)(17) (18)
					22,087	21,996
RHA Health Services
Pace Health Companies, LLC	First Lien Secured Debt - Term Loan	SOFR+540, 1.00% Floor	08/02/27	3,631	3,626	3,620	(9)(23)
	First Lien Secured Debt - Term Loan	SOFR+565, 1.00% Floor	08/02/27	1,365	1,361	1,365	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+540, 1.00% Floor	08/02/27	192	176	183	(9)(17)(18)(23)
	First Lien Secured Debt - Revolver	SOFR+540, 1.00% Floor	08/02/27	—	(43)	(1)	(8)(9)(16)(17) (18)
					5,120	5,167
Tarrytown
Tarrytown Acquisition Holdings, LLC	First Lien Secured Debt - Term Loan	SOFR+450, 0.75% Floor	11/12/32	3,583	3,552	3,607	(9)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+450, 0.75% Floor	11/12/32	—	(3)	5	(9)(17)(18)
	First Lien Secured Debt - Revolver	SOFR+450, 0.75% Floor	11/12/32	—	(6)	—	(9)(17)(18)
					3,543	3,612
Team Select
TS Investors, LLC	First Lien Secured Debt - Term Loan	SOFR+475, 1.00% Floor	05/04/29	13,544	13,395	13,452	(9)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 1.00% Floor	05/04/29	13,632	13,513	13,540	(9)(22)
	First Lien Secured Debt - Revolver	SOFR+475, 1.00% Floor	05/04/29	—	(14)	(13)	(8)(9)(17)(18)
					26,894	26,979
Thomas Scientific
BSP-TS, LP	Preferred Equity - Preferred Equity Class C Units	N/A	N/A	17 Shares	17	—	(9)(13)
	Preferred Equity - Preferred Equity Class D Units	N/A	N/A	13 Shares	8	—	(9)(13)
	Common Equity - Common Stock	N/A	N/A	185 Shares	185	—	(9)(13)
Thomas Scientific, LLC	First Lien Secured Debt - Term Loan	10.47%	12/14/27	32,850	32,634	25,209	(9)(14)
	First Lien Secured Debt - Revolver	10.47%	12/14/27	2,352	2,335	1,632	(9)(14)(18)
					35,179	26,841

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (36)	Fair Value (1)(37)
WellDyneRx, LLC
WellDyneRx, LLC	First Lien Secured Debt - Term Loan	SOFR+685, 0.75% Floor	12/31/27	17,263	17,124	17,145	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+685, 0.75% Floor	12/31/27	—	(6)	(15)	(8)(9)(17)(18)
					17,118	17,130
Xanitos
Pure Upper Holdco LLC	First Lien Secured Debt - Term Loan	SOFR+475, 1.00% Floor	12/03/31	28	28	28	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 1.00% Floor	12/03/31	124	116	100	(9)(17)(18)(23)
	First Lien Secured Debt - Revolver	SOFR+475, 1.00% Floor	12/03/31	—	(15)	(24)	(8)(9)(17)(18)
Xanitos TopCo, LLC	Common Equity - Membership Interests	N/A	N/A	100,000 Shares	100	135	(9)(13)(19)
					229	239
		Total Health Care Providers & Services			$293,263	$251,182
Health Care Technology
Acentra
Acentra Holdings, LLC (fka CNSI Holdings, LLC)	First Lien Secured Debt - Term Loan	SOFR+525, 0.50% Floor	12/17/29	$17,325	$16,995	$17,325	(9)(23)
	First Lien Secured Debt - Term Loan	SOFR+575, 0.50% Floor	12/17/29	3,890	3,856	3,890	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 0.50% Floor	12/17/29	—	(33)	—	(9)(16)(17)(18)
					20,818	21,215
Arcadia Solutions
Arcadia Solutions, Inc.	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	08/12/32	10,714	10,615	10,620	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+550, 1.00% Floor	08/12/32	—	(15)	(16)	(8)(9)(17)(18)
					10,600	10,604
Inovalon
Inovalon Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+275 Cash plus 2.75% PIK, 0.75% Floor	11/24/28	6,403	6,320	5,651	(23)
	Second Lien Secured Debt - Term Loan	12.78%	11/25/33	104	92	52	(14)
					6,412	5,703
Merative
Merative L.P.	First Lien Secured Debt - Term Loan	SOFR+450, 0.75% Floor	09/30/32	4,087	4,069	4,087	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+450, 0.75% Floor	09/30/32	—	(1)	—	(9)(17)(18)
	First Lien Secured Debt - Revolver	SOFR+450, 0.75% Floor	09/30/32	—	(2)	—	(9)(17)(18)
					4,066	4,087

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (36)	Fair Value (1)(37)
MRO Parent Corporation
MRO Parent Corporation	First Lien Secured Debt - Term Loan	SOFR+450, 0.75% Floor	06/09/32	4,217	4,163	4,217	(9)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+450, 0.75% Floor	06/09/32	370	365	370	(9)(22)
	First Lien Secured Debt - Revolver	SOFR+450, 0.75% Floor	06/09/32	—	(5)	—	(9)(17)(18)
					4,523	4,587
		Total Health Care Technology			$46,419	$46,196
Hotels, Restaurants & Leisure
CircusTrix
CircusTrix Holdings LLC	First Lien Secured Debt - Term Loan	SOFR+675, 1.00% Floor	07/18/28	$7,908	$7,787	$7,462	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+675, 1.00% Floor	07/18/28	1,005	995	948	(9)(18)(23)
					8,782	8,410
Crumbl
Crumbl Enterprises LLC	First Lien Secured Debt - Term Loan	SOFR+450, 0.75% Floor	05/05/32	9,144	9,066	8,770	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+450, 0.75% Floor	05/05/32	—	(6)	(31)	(8)(9)(17)(18)
					9,060	8,739
International Cruise & Excursion Gallery, Inc.
Arrivia, Inc. (International Cruise & Excursion Gallery, Inc) (4)	First Lien Secured Debt - Term Loan	SOFR+600, 0.00% Floor	12/29/28	3,996	8,705	3,941	(23)
	Common Equity - Membership Interests	N/A	N/A	531,312 Shares	4,740	2,671	(13)(19)
					13,445	6,612
Munson
Munson Buffalo Restaurant Group LLC	First Lien Secured Debt - Term Loan	10.47%	05/31/29	3,467	3,361	1,826	(9)(14)
	First Lien Secured Debt - Delayed Draw	10.47%	05/31/29	5,457	5,345	2,426	(9)(14)(18)
					8,706	4,252
PARS Group LLC
PARS Group LLC	First Lien Secured Debt - Term Loan	SOFR+685, 1.50% Floor	04/03/28	8,534	8,478	6,484	(9)(22)
Taco Cabana
YTC Enterprises, LLC	First Lien Secured Debt - Term Loan	SOFR+636, 1.00% Floor	11/30/26	7,483	7,488	6,915	(9)(22)

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (36)	Fair Value (1)(37)
Tasty Chick’n
Tasty Chick'n LLC	First Lien Secured Debt - Term Loan	10.17%	05/16/29	11,305	10,488	3,512	(9)(14)
	First Lien Secured Debt - Delayed Draw	10.17%	05/16/29	264	247	82	(9)(14)
	First Lien Secured Debt - Revolver	10.17%	05/16/29	1,776	1,692	369	(9)(14)(18)
					12,427	3,963
The Club Company
Eldrickco Limited	First Lien Secured Debt - Term Loan	SON+528, 0.50% Floor	11/26/29	£8,945	11,550	11,780	(9)(15)(21)
	First Lien Secured Debt - Delayed Draw	SON+528, 0.50% Floor	11/26/29	£10,747	13,445	14,154	(9)(15)(21)
	First Lien Secured Debt - Revolver	SON+528, 0.50% Floor	05/26/29	£356	416	466	(9)(15)(17)(18) (21)
					25,411	26,400
Walters Wedding Estates
WH BorrowerCo, LLC	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	08/02/30	11,243	11,090	10,786	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	08/02/30	4,961	4,912	4,759	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	08/02/30	583	558	481	(9)(17)(18)(23)
					16,560	16,026
		Total Hotels, Restaurants & Leisure			$110,357	$87,801
Household Durables
Allstar Holdings
Athlete Buyer, LLC	First Lien Secured Debt - Term Loan	SOFR+610, 1.00% Floor	04/26/29	$21,928	$21,600	$17,577	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+610, 1.00% Floor	04/26/29	3,345	3,295	2,681	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+610, 1.00% Floor	04/26/29	3,201	3,149	2,161	(9)(16)(17)(18) (23)
					28,044	22,419
Polywood
Poly-Wood, LLC	First Lien Secured Debt - Term Loan	SOFR+488, 1.00% Floor	03/20/30	2,706	2,669	2,694	(9)(22)
	First Lien Secured Debt - Revolver	SOFR+488, 1.00% Floor	03/20/30	—	(6)	(2)	(8)(9)(17)(18)
					2,663	2,692
		Total Household Durables			$30,707	$25,111

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (36)	Fair Value (1)(37)
Insurance
GoHealth
Norvax, LLC (dba GoHealth)	First Lien Secured Debt - Term Loan	9.39%	07/21/31	$1,331	$1,084	$1,055	(9)(14)
	First Lien Secured Debt - Term Loan	SOFR+550, 3.00% Floor	07/21/31	167	156	153	(9)(22)
	First Lien Secured Debt - Term Loan	9.40%	07/21/31	1,083	999	—	(9)(14)
					2,239	1,208
High Street Insurance
High Street Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+450, 0.75% Floor	04/14/28	9,917	9,863	9,868	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+450, 0.75% Floor	04/14/28	18,833	18,751	18,740	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+450, 0.75% Floor	04/14/28	—	(36)	(11)	(8)(9)(16)(17) (18)
					28,578	28,597
Spectrum Automotive
Shelby 2021 Holdings Corp.	First Lien Secured Debt - Term Loan	SOFR+525, 0.75% Floor	06/29/28	13,854	13,778	13,835	(9)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 0.75% Floor	06/29/28	6,345	6,270	6,332	(9)(17)(18)(22) (23)
	First Lien Secured Debt - Revolver	SOFR+525, 0.75% Floor	06/29/27	—	(1)	(1)	(8)(9)(17)(18)
					20,047	20,166
		Total Insurance			$50,864	$49,971
Interactive Media & Services
Securus Technologies Holdings, Inc.
Aventiv Technologies, LLC (fka Securus Technologies Holdings, LLC)	First Lien Secured Debt - Term Loan	SOFR+711, 2.00% Floor	07/02/31	$2,215	$2,173	$2,283	(10)(15)(22)
SCRS Intermediate Holding Corporation	Common Equity - Common Stock	N/A	N/A	53 Shares	220	220	(13)(15)(19)
	Warrants - Warrants			141 Shares	—	—	(13)(15)(19)
		Total Interactive Media & Services			$2,393	$2,503
IT Services
Avenu Insights & Analytics
ACP Avenu Buyer, LLC	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	10/02/29	$3,648	$3,610	$3,530	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	10/02/29	5,417	5,310	5,052	(9)(17)(18)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	10/02/29	322	303	275	(9)(17)(18)(23)
					9,223	8,857

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (36)	Fair Value (1)(37)
Distinct
Distinct Holdings Inc	First Lien Secured Debt - Term Loan	SOFR+575, 1.00% Floor	07/18/29	12,977	12,772	10,967	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+575, 1.00% Floor	07/18/29	1,113	1,095	838	(9)(17)(18)(23)
					13,867	11,805
GrayMatter Systems
Genius Bidco LLC	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	05/01/30	1,310	1,292	1,298	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	05/01/30	4,963	4,881	4,916	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	05/01/30	—	(14)	(11)	(8)(9)(17)(18)
	Common Equity - Common Stock	N/A	N/A	773 Shares	77	165	(9)(13)
					6,236	6,368
New Era Technology, Inc.
NE SPV TOPCO LP	Preferred Equity - Preferred Equity	N/A	N/A	11,937 Shares	10,818	—	(13)(15)
	Common Equity - Common Stock	N/A	N/A	11,937 Shares	—	—	(13)
New Era Technology, Inc.	First Lien Secured Debt - Term Loan	SOFR+640, 0.00% Floor	06/30/30	14,013	14,013	11,825	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+640 PIK, 1.00% Floor	06/30/30	416	416	145	(9)(17)(18)(23)
					25,247	11,970
VikingCloud
Bullcave Limited	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	08/06/30	28,884	28,556	28,584	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+500, 0.75% Floor	08/06/30	4,053	3,996	3,995	(9)(17)(18)(23)
					32,552	32,579
		Total IT Services			$87,125	$71,579
Leisure Products
Dan Dee
Project Comfort Buyer, Inc.	Preferred Equity - Preferred Equity	N/A	N/A	491,405 Shares	$492	$211	(9)(13)
KLO Holdings, LLC
1244311 B.C. Ltd. (4)	Common Equity - Common Stock	N/A	N/A	1,000,032 Shares	1,000	28	(13)(19)(33)

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (36)	Fair Value (1)(37)
Paladone
Paladone Group Bidco Limited	First Lien Secured Debt - Term Loan	SOFR+585, 1.00% Floor	11/12/27	5,829	5,800	5,764	(9)(15)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+585, 1.00% Floor	11/12/27	913	911	903	(9)(15)(23)
	First Lien Secured Debt - Revolver	SOFR+585, 1.00% Floor	11/12/27	1,412	1,406	1,397	(9)(15)(18)(23)
	First Lien Secured Debt - Revolver	SON+585, 1.00% Floor	11/12/27	£353	472	463	(9)(15)(18)(21)
Paladone Group Holdings Limited	Common Equity - Common Stock	N/A	N/A	70,183 Shares	93	109	(9)(13)(15)(33)
					8,682	8,636
		Total Leisure Products			$10,174	$8,875
Life Sciences Tools & Services
August Bio
August Bioservices, LLC	First Lien Secured Debt - Term Loan	SOFR+595, 2.00% Floor	06/01/29	$12,000	$11,963	$11,182	(9)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+595, 2.00% Floor	06/01/29	3,000	2,991	2,795	(9)(22)
	First Lien Secured Debt - Revolver	SOFR+400, 2.00% Floor	06/01/29	482	480	460	(9)(17)(18)(22)
					15,434	14,437
Unchained Labs
Unchained Labs, LLC	First Lien Secured Debt - Term Loan	SOFR+555, 1.00% Floor	08/09/29	1,834	1,821	1,823	(9)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+555, 1.00% Floor	08/09/29	2,172	2,161	2,158	(9)(22)
	First Lien Secured Debt - Revolver	SOFR+555, 1.00% Floor	08/09/29	—	(4)	(4)	(8)(9)(17)(18)
					3,978	3,977
		Total Life Sciences Tools & Services			$19,412	$18,414
Machinery
Carlisle Fluid Technologies
LSF12 Donnelly Bidco, LLC	First Lien Secured Debt - Term Loan	SOFR+650, 1.00% Floor	10/02/29	$14,550	$14,297	$14,331	(9)(22)
Flow Control
Flow Control Intermediate Holdings 2.0, LLC	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	05/01/31	5,267	5,203	5,256	(9)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	05/01/31	809	785	803	(9)(17)(18)(22)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	05/01/31	—	(15)	(2)	(8)(9)(17)(18)
					5,973	6,057

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (36)	Fair Value (1)(37)
Ideal Tridon
Ideal Components Acquisition, LLC	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	06/30/32	12,961	12,793	12,918	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 0.75% Floor	06/30/32	—	(15)	(8)	(8)(9)(17)(18)
	First Lien Secured Debt - Revolver	SOFR+500, 0.75% Floor	06/30/32	240	215	234	(9)(16)(17)(18) (22)
					12,993	13,144
Milacron (Project Iota)
IOTA HOLDINGS 3	First Lien Secured Debt - Term Loan	SOFR+475, 0.00% Floor	03/31/32	22,392	22,088	22,213	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+475, 0.00% Floor	03/31/32	1,327	1,269	1,286	(9)(16)(17)(18) (23)
					23,357	23,499
Relevant Industrial
Relevant Industrial, LLC	First Lien Secured Debt - Term Loan	SOFR+450, 1.00% Floor	05/16/31	3,137	3,100	3,117	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+450, 1.00% Floor	05/16/31	3,184	3,139	3,151	(9)(17)(18)(23)
	First Lien Secured Debt - Revolver	SOFR+450, 1.00% Floor	05/16/31	—	(14)	(9)	(8)(9)(17)(18)
					6,225	6,259
		Total Machinery			$62,845	$63,290
Media
Accelerate360
McClatchy Media Company, LLC (fka Accelerate360 Holdings, LLC)	First Lien Secured Debt - Term Loan	SOFR+576, 1.00% Floor	02/11/28	$3,159	$3,159	$3,125	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+576, 1.00% Floor	02/11/28	1,211	1,211	1,183	(9)(17)(18)(23)
					4,370	4,308
Acosta
Acosta Holdings Corp.	Preferred Equity - Preferred Equity	N/A	N/A	12,601 Shares	557	844
	Common Equity - Common Stock	N/A	N/A	6,266 Shares	77	53	(13)
					634	897
ChyronHego Corporation
ChyronHego Parent Corporation (5)	Preferred Equity - Preferred Equity	N/A	N/A	67,800 Shares	65,249	29,750	(13)(19)
ChyronHego US Holding Corporation (5)	First Lien Secured Debt - Term Loan	SOFR+350, 1.75% Floor	06/30/29	60,721	61,264	60,721	(23)
	First Lien Secured Debt - Revolver	SOFR+600, 1.75% Floor	06/30/29	9,000	8,997	9,000	(18)(23)
					135,510	99,471

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (36)	Fair Value (1)(37)
FingerPaint Marketing
KL Charlie Acquisition Company	First Lien Secured Debt - Term Loan	SOFR+510, 1.00% Floor	12/30/29	16,530	16,425	16,485	(9)(22)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+510, 1.00% Floor	12/30/29	5,416	5,381	5,393	(9)(17)(18)(22)
	First Lien Secured Debt - Revolver	SOFR+510, 1.00% Floor	12/30/29	—	(11)	(5)	(8)(9)(17)(18)
KL Charlie Co-Invest, L.P.	Common Equity - Common Stock	N/A	N/A	218,978 Shares	220	346	(9)(13)
					22,015	22,219
HALO Branded Solutions
HALO Buyer, Inc	First Lien Secured Debt - Term Loan	SOFR+600, 1.00% Floor	08/07/29	8,565	8,447	8,290	(9)(22)
	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	08/07/29	511	494	469	(9)(16)(17)(18) (20)(22)
					8,941	8,759
Hero Digital
HRO (Hero Digital) Holdings, LLC	First Lien Secured Debt - Term Loan	SOFR+610, 1.00% Floor	11/18/28	26,494	26,284	25,225	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+610, 1.00% Floor	11/18/28	2,538	2,524	2,389	(9)(17)(18)(20) (23)
HRO Holdings I LP	Common Equity - Common Stock	N/A	N/A	213 Shares	213	21	(9)(13)
					29,021	27,635
Wilson Language Training
Owl Parent Holdings, LLC	Common Equity - Common Stock	N/A	N/A	100 Shares	100	166	(9)
		Total Media			$200,591	$163,455
Multi-Utilities
Congruex
Congruex Group LLC	First Lien Secured Debt - Term Loan	SOFR+590, 1.50% Floor	05/03/29	$15,939	$15,788	$8,384	(9)(10)(23)
SEER
GS SEER Group Borrower LLC	First Lien Secured Debt - Term Loan	SOFR+675, 1.00% Floor	04/29/30	3,151	3,093	2,775	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+675, 1.00% Floor	04/29/30	1,154	1,134	1,016	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+675, 1.00% Floor	04/30/29	266	261	222	(9)(16)(17)(18) (22)
GS SEER Group Holdings, LLC	Common Equity - Common Stock	N/A	N/A	42 Shares	42	15	(9)(13)
					4,530	4,028
		Total Multi-Utilities			$20,318	$12,412

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (36)	Fair Value (1)(37)
Paper & Forest Products
BiOrigin Specialty Products
Complete Paper Inc.	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	02/04/31	$10,596	$10,462	$9,959	(9)(23)
		Total Paper & Forest Products			$10,462	$9,959
Passenger Airlines
Merx Aviation Finance, LLC
Merx Aviation Finance, LLC (5)	First Lien Secured Debt - Revolver	10%	10/31/26	$—	$—	$—	(18)
	Common Equity - Membership Interests	N/A	N/A	—	30,965	42,529	(13)(19)
		Total Passenger Airlines			$30,965	$42,529
Personal Care Products
Dr. Scholl's
DRS Holdings III, Inc.	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	11/01/28	$—	$(4)	$(7)	(8)(9)(17)(18)
LashCo
Lash OpCo, LLC	First Lien Secured Debt - Term Loan	SOFR+510 Cash plus 2.00% PIK, 1.00% Floor	09/18/27	47,884	47,759	44,349	(9)(22)(23)
	First Lien Secured Debt - Revolver	SOFR+510 Cash plus 2.00% PIK, 1.00% Floor	09/17/27	—	(12)	(121)	(8)(9)(17)(18)
					47,747	44,228
RoC Skincare
RoC Holdco LLC	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	02/21/31	12,485	12,264	12,427	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	02/21/31	4,096	4,070	4,078	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	02/21/30	—	(25)	(9)	(8)(9)(17)(18)
					16,309	16,496
Suave
Silk Holdings I Corp.	Common Equity - Common Stock	N/A	N/A	100 Shares	100	242	(9)(13)
Silk Holdings III Corp.	First Lien Secured Debt - Term Loan	SOFR+450, 0.50% Floor	12/03/32	24,988	24,521	24,943	(9)(22)
					24,621	25,185
Summer Fridays
Summer Fridays, LLC	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	05/16/31	21,890	21,608	21,498	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	05/16/31	—	(22)	(33)	(8)(9)(16)(17) (18)
					21,586	21,465
		Total Personal Care Products			$110,259	$107,367

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (36)	Fair Value (1)(37)
Pharmaceuticals
Alcresta Therapeutics Inc.
Alcresta Holdings, LP	Preferred Equity - Preferred Equity	N/A	N/A	116 Shares	$116	$86	(9)(13)
	Common Equity - Common Stock	N/A	N/A	1,176 Shares	1	128	(9)(13)
Alcresta Therapeutics Inc.	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	03/12/31	9,214	9,165	9,148	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+550, 1.00% Floor	03/12/31	103	95	100	(9)(17)(18)(23)
					9,377	9,462
Avid Bioservices
Space Finco, Inc.	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	02/05/32	10,479	10,345	10,427	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	02/05/32	6,863	6,748	6,808	(9)(17)(18)(23)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	02/05/31	—	(37)	(17)	(8)(9)(16)(17) (18)
Space Parent, LP	Preferred Equity - Preferred Equity	N/A	N/A	99,000 Shares	100	99	(9)(13)
	Common Equity - Common Stock	N/A	N/A	1,000 Shares	1	1	(9)(13)
					17,157	17,318
Ora LLC
Orion Buyer, LLC	First Lien Secured Debt - Term Loan	SOFR+600 (Inclusive of 5.45% PIK), 1.00% Floor	07/18/30	6,774	6,683	5,975	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+600 (Inclusive of 5.45% PIK), 1.00% Floor	07/18/30	1,120	1,101	955	(9)(17)(18)(23)
TVG Orion Blocker, Inc.	Unsecured Debt - Promissory Note	12.40% PIK	07/11/30	26	25	—	(9)
	Common Equity - Common Stock	N/A	N/A	2 Shares	110	—	(9)(13)
					7,919	6,930
PAI Pharma
PAI Co-Investor FT Aggregator LLC	Common Equity - Common Stock	N/A	N/A	100 Shares	100	70	(9)(13)
Pai Middle Tier, LLC	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	02/13/32	26,219	25,822	25,328	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+475, 0.75% Floor	02/13/32	350	309	231	(9)(17)(18)(23)
					26,231	25,629
Sterling Pharma
Saffron Bidco Ltd	First Lien Secured Debt - Term Loan	SOFR+375 Cash plus 3.00% PIK, 0.75% Floor	09/24/31	13,886	13,688	12,462	(9)(15)(24)
	First Lien Secured Debt - Term Loan	EURIBOR+375 Cash plus 3.00% PIK, 0.75% Floor	09/24/31	€100	109	101	(9)(15)(29)
					13,797	12,563

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)		Cost (36)	Fair Value (1)(37)
Trillium
Trillium Health Care Products Inc.	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	08/06/31		7,983	7,832	7,791	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	08/06/31		1,006	1,006	971	(9)(17)(18)(22)
	First Lien Secured Debt - Revolver	CORRA+525, 1.00% Floor	08/06/31	C$	425	293	291	(9)(18)(27)
						9,131	9,053
		Total Pharmaceuticals				$83,612	$80,955
Professional Services
AGDATA
AGDATA Midco, LLC	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	07/01/30		$5,378	$5,316	$5,332	(9)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 0.75% Floor	07/01/30		886	863	851	(9)(17)(18)(22)
	First Lien Secured Debt - Revolver	P+375, 0.75% Floor	07/01/30		319	314	314	(9)(17)(18)(20) (22)
						6,493	6,497
BDO USA
BDO USA, P.A.	First Lien Secured Debt - Term Loan	SOFR+500, 2.00% Floor	08/31/28		11,640	11,639	11,325	(9)(23)
DCM Services
DCM Parent, LLC	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	03/12/31		5,022	4,948	5,000	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	03/12/31		—	(26)	(10)	(8)(9)(17)(18)
						4,922	4,990
DecisionHR
DecisionHR Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+425, 1.00% Floor	12/08/31		6,774	6,714	6,718	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+425, 1.00% Floor	12/08/31		426	414	408	(9)(17)(18)(23)
	First Lien Secured Debt - Revolver	SOFR+425, 1.00% Floor	12/08/31		—	(9)	(9)	(8)(9)(17)(18)
						7,119	7,117
Escalent
M&M OPCO, LLC	First Lien Secured Debt - Term Loan	SOFR+600, 1.00% Floor	04/07/29		11,699	11,529	11,432	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	04/07/29		105	99	94	(9)(17)(18)(23)
						11,628	11,526

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (36)	Fair Value (1)(37)
G&A
G&A Partners Holding Company II, LLC	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	03/03/31	6,595	6,515	6,589	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 0.75% Floor	03/03/31	2,287	2,267	2,285	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+500, 0.75% Floor	03/01/30	35	31	35	(9)(17)(18)(23)
					8,813	8,909
Health & Safety Institute
HSI Halo Holdings, LLC	Common Equity - Common Stock	N/A	N/A	1,010 Shares	46	1,249	(9)(13)
Lexitas
Chronicle Parent LLC	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	04/15/31	6,949	6,894	6,974	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	04/15/31	473	464	481	(9)(17)(18)(22)(23)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	04/15/31	—	(6)	—	(9)(17)(18)
					7,352	7,455
North Highland
The North Highland Company LLC	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	12/22/31	3,011	2,987	2,972	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 0.75% Floor	12/22/31	—	(4)	(15)	(8)(9)(17)(18)
	First Lien Secured Debt - Revolver	SOFR+475, 0.75% Floor	12/20/30	129	123	119	(9)(17)(18)(22)
					3,106	3,076
PSI Services, LLC
Lifelong Learner Holdings, LLC	First Lien Secured Debt - Term Loan	SOFR+115 Cash plus 6.75% PIK, 1.00% Floor	04/12/27	5,897	5,848	4,619	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+115 Cash plus 6.75% PIK, 1.00% Floor	04/12/27	604	604	473	(9)(18)(23)
					6,452	5,092
Schlesinger Group
Schlesinger Global, LLC	First Lien Secured Debt - Term Loan	SOFR+550 Cash plus 0.50% PIK, 1.00% Floor	06/30/27	6,297	6,338	6,010	(9)(22)
		Total Professional Services			$73,908	$73,246
Software
Acronis AG
Angel Lux Bidco S.a.r.l.	First Lien Secured Debt - Term Loan	SOFR+525, 0.00% Floor	02/26/33	$5,000	$4,953	$4,883	(9)(15)(23)
Align
RMCF V CIV L, L.P.	Common Equity - Common Stock	N/A	N/A	241 Shares	500	611	(9)(13)

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (36)	Fair Value (1)(37)
Asure Software
Asure Software, Inc.	First Lien Secured Debt - Term Loan	SOFR+500, 2.00% Floor	04/01/30	6,667	6,642	6,614	(9)(15)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 2.00% Floor	04/01/30	13,333	13,284	13,228	(9)(15)(22)
					19,926	19,842
Beeline
IQN Holding Corp.	First Lien Secured Debt - Term Loan	SOFR+525, 0.75% Floor	05/02/29	4,467	4,466	4,077	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 0.75% Floor	05/02/28	163	163	140	(9)(17)(18)(23)
					4,629	4,217
Calero Holdings, Inc.
Telesoft Holdings, LLC	First Lien Secured Debt - Term Loan	SOFR+635, 1.00% Floor	05/31/27	21,250	21,219	21,016	(22)
	First Lien Secured Debt - Revolver	SOFR+635, 1.00% Floor	05/31/27	—	(3)	(25)	(8)(17)(18)
					21,216	20,991
Digital.ai
Digital.ai Software Holdings, Inc.	First Lien Secured Debt - Term Loan	SOFR+600, 1.00% Floor	08/10/28	22,514	22,243	20,751	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+600, 1.00% Floor	08/10/28	847	828	656	(9)(17)(18)(23)
					23,071	21,407
Forcura + Medalogix (Project Tarpon)
F&M Buyer LLC	First Lien Secured Debt - Term Loan	SOFR+450, 0.75% Floor	03/18/32	16,901	16,762	16,901	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+450, 0.75% Floor	03/18/32	—	(22)	—	(9)(17)(18)
	First Lien Secured Debt - Revolver	SOFR+450, 0.75% Floor	03/18/32	—	(19)	—	(9)(17)(18)
					16,721	16,901
G2CI
Evergreen IX Borrower 2023, LLC	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	09/30/30	7,007	7,007	6,819	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+475, 0.75% Floor	10/01/29	—	—	(21)	(8)(9)(17)(18)
					7,007	6,798
Instem
Ichor Management Limited	First Lien Secured Debt - Term Loan	SOFR+575, 1.00% Floor	12/08/29	7,793	7,672	7,423	(9)(15)(24)
Litify
Litify Holdings Inc.	Common Equity - Common Stock	N/A	N/A	217,892 Shares	107	490	(9)(13)
Litify LLC	First Lien Secured Debt - Term Loan	SOFR+560, 1.00% Floor	02/02/29	29,021	28,571	28,380	(9)(22)
	First Lien Secured Debt - Revolver	SOFR+560, 1.00% Floor	02/02/29	—	(10)	(18)	(8)(9)(17)(18)
					28,668	28,852

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (36)	Fair Value (1)(37)
Lookout
Lookout, Inc.	First Lien Secured Debt - Term Loan	SOFR+625, 3.00% Floor	06/01/29	5,000	4,985	4,901	(9)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+625, 3.00% Floor	06/01/29	5,000	4,985	4,901	(9)(22)
					9,970	9,802
mPulse
mPulse Mobile, Inc.	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	08/26/32	8,016	7,942	7,462	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+475, 0.75% Floor	08/26/32	—	(7)	(53)	(8)(9)(17)(18)
	First Lien Secured Debt - Revolver	SOFR+475, 0.75% Floor	08/26/32	—	(10)	(82)	(8)(9)(17)(18)
					7,925	7,327
MYCOM
Magnate Holding Corp.	First Lien Secured Debt - Term Loan	10.32%	12/31/26	21,533	21,365	17,189	(9)(14)(15)
Naviga
Colonnade Parent Inc (fka Naviga Inc.)	First Lien Secured Debt - Term Loan	5.07%	09/30/27	12,909	10,354	5,698	(9)(14)
	First Lien Secured Debt - Delayed Draw	5.07%	09/30/27	2,207	1,754	973	(9)(14)
	First Lien Secured Debt - Revolver	5.07%	09/30/27	500	468	221	(9)(14)(18)
					12,576	6,892
New Relic
Crewline Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+675, 1.00% Floor	11/08/30	5,623	5,584	5,229	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+675, 1.00% Floor	11/08/30	—	—	(26)	(8)(9)(17)(18)
					5,584	5,203
Poppulo, Inc.
Four Winds Interactive LLC	First Lien Secured Debt - Term Loan	SOFR+600, 0.75% Floor	02/20/30	7,466	7,357	7,148	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+600, 0.75% Floor	02/20/30	1,456	1,433	1,394	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+600, 0.75% Floor	02/20/30	—	(13)	(42)	(8)(9)(16)(17) (18)
					8,777	8,500
Simeio
Simeio Group Holdings, Inc.	First Lien Secured Debt - Term Loan	11.09%	01/31/28	8,128	8,115	4,918	(9)(14)
	First Lien Secured Debt - Revolver	11.09%	01/31/28	884	876	535	(9)(14)(18)
					8,991	5,453

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (36)	Fair Value (1)(37)
Solera
Polaris Newco, LLC	First Lien Secured Debt - Term Loan	SOFR+426, 0.50% Floor	06/02/28	2,651	2,618	2,490	(10)(23)
SPS Commerce, Inc.
SPS Commerce, Inc.	Common Equity - Common Stock	N/A	N/A	837 Shares	62	69	(10)(13)(15)
Texada
Texada Software LLC	First Lien Secured Debt - Term Loan	SOFR+550, 1.00% Floor	04/30/30	6,923	6,829	6,706	(9)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+550, 1.00% Floor	04/30/30	2,051	2,023	1,987	(9)(22)
	First Lien Secured Debt - Revolver	SOFR+550, 1.00% Floor	04/30/30	77	65	45	(9)(17)(18)(22)
					8,917	8,738
The Weather Company
Zephyr Buyer, L.P.	First Lien Secured Debt - Term Loan	SOFR+475, 0.50% Floor	01/31/31	30,248	29,674	29,854	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+475, 0.50% Floor	01/31/31	—	(61)	(52)	(8)(9)(17)(18)
					29,613	29,802
Uniguest
Uniguest Holdings, Inc	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	11/27/30	19,494	19,268	19,223	(9)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 1.00% Floor	11/27/30	476	452	421	(9)(17)(18)(23)
	First Lien Secured Debt - Revolver	SOFR+500, 1.00% Floor	11/27/30	—	(12)	(16)	(8)(9)(17)(18)
					19,708	19,628
Zafin
Zafin Labs Americas Incorporated	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	02/14/31	16,667	16,472	16,560	(9)(15)(24)
	First Lien Secured Debt - Revolver	SOFR+475, 0.75% Floor	02/14/31	—	(37)	(21)	(8)(9)(15)(17) (18)
					16,435	16,539
Zendesk
Zendesk, Inc.	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	11/22/28	6,571	6,571	6,243	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 0.75% Floor	11/22/28	1,675	1,676	1,592	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+500, 0.75% Floor	11/22/28	—	—	(35)	(8)(9)(16)(17) (18)
					8,247	7,800
		Total Software			$295,151	$277,357

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (36)	Fair Value (1)(37)
Specialty Retail
Club Champion
Club Champion LLC	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	06/14/29	$8,952	$8,864	$8,889	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+500, 0.75% Floor	06/14/29	1,151	1,135	1,138	(9)(17)(18)(23)
					9,999	10,027
EG Group
EG Global Finance PLC	First Lien Secured Debt - Corporate Bond	SOFR+750, 0.50% Floor	11/30/28	6,267	6,367	6,499	(15)(23)
		Total Specialty Retail			$16,366	$16,526
Technology Hardware, Storage & Peripherals
Accelevation, LLC
Accelevation LLC	First Lien Secured Debt - Term Loan	SOFR+500, 0.75% Floor	01/02/31	$4,141	$4,087	$4,125	(9)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+500, 0.75% Floor	01/02/31	2,874	2,836	2,861	(9)(17)(18)(22)
	First Lien Secured Debt - Revolver	SOFR+500, 0.75% Floor	01/02/31	—	(25)	(8)	(8)(9)(17)(18)
					6,898	6,978
Biamp
Biamp	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	04/30/30	818	807	744	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	04/30/30	18	17	7	(9)(16)(17)(18) (22)
					824	751
BusPatrol
BusPatrol Holdco	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	08/02/29	8,333	8,280	8,252	(9)(22)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	08/02/29	8,333	8,313	8,253	(9)(22)
	First Lien Secured Debt - Revolver	SOFR+400, 1.00% Floor	08/02/30	1,486	1,466	1,466	(9)(17)(18)(22)
					18,059	17,971
		Total Technology Hardware, Storage & Peripherals			$25,781	$25,700
Textiles, Apparel & Luxury Goods
Iconix Brand Group
IBG Borrower LLC	First Lien Secured Debt - Term Loan	SOFR+500, 1.00% Floor	08/22/31	$3,345	$3,285	$3,302	(9)(23)
	First Lien Secured Debt - Term Loan	SOFR+515, 1.00% Floor	08/22/31	5,680	5,638	5,608	(9)(23)
					8,923	8,910

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (36)	Fair Value (1)(37)
Sequential Brands Group, Inc.
Gainline Galaxy Holdings LLC	Common Equity - Common Stock	N/A	N/A	3,060 Shares	575	488	(13)(31)
Galaxy Universal LLC	First Lien Secured Debt - Term Loan	SOFR+575, 1.00% Floor	05/12/28	16,241	16,233	15,572	(23)
	First Lien Secured Debt - Term Loan	SOFR+625, 1.00% Floor	05/12/28	2,480	2,480	2,406	(23)
	First Lien Secured Debt - Delayed Draw	SOFR+575, 1.00% Floor	05/12/28	761	751	727	(23)
					20,039	19,193
		Total Textiles, Apparel & Luxury Goods			$28,962	$28,103
Trading Companies & Distributors
Banner Solutions
Banner Buyer, LLC (4)	First Lien Secured Debt - Term Loan	SOFR+500 PIK, 1.00% Floor	09/30/30	$4,516	$4,516	$4,516	(9)(23)
	First Lien Secured Debt - Term Loan	10.57%	03/30/31	3,871	2,128	2,128	(9)(14)
	Common Equity - Common Stock	N/A	N/A	129,031 Shares	—	—	(9)(13)(19)
					6,644	6,644
LSG
Lindstrom, LLC	First Lien Secured Debt - Term Loan	SOFR+525, 0.75% Floor	12/30/32	11,443	11,272	11,378	(9)(22)
	First Lien Secured Debt - Revolver	SOFR+525, 0.75% Floor	12/30/32	—	(47)	(20)	(8)(9)(16)(17) (18)
					11,225	11,358
MacQueen Equipment, LLC
MacQueen Equipment, LLC	First Lien Secured Debt - Delayed Draw	SOFR+551, 1.00% Floor	01/07/28	6,024	6,003	5,973	(9)(17)(18)(22) (23)
McNichols Company
Patriot MCN Buyer Corp.	First Lien Secured Debt - Term Loan	SOFR+450, 1.75% Floor	10/01/31	3,854	3,812	3,802	(9)(24)
	First Lien Secured Debt - Delayed Draw	SOFR+450, 1.75% Floor	10/01/31	—	(4)	(10)	(8)(9)(17)(18)
	First Lien Secured Debt - Revolver	SOFR+450, 1.75% Floor	10/01/31	—	(4)	(6)	(8)(9)(17)(18)
					3,804	3,786
Meritus Gas Partners
MGP Holdings III Corp.	First Lien Secured Debt - Term Loan	SOFR+525, 1.00% Floor	03/01/30	13,959	13,791	13,801	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+525, 1.00% Floor	03/01/30	2,582	2,550	2,553	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+525, 1.00% Floor	03/01/30	349	346	340	(9)(17)(18)(23)
					16,687	16,694

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (6)	Maturity Date	Par/Shares (2)	Cost (36)	Fair Value (1)(37)
ORS Nasco
WC ORS Buyer, Inc.	First Lien Secured Debt - Term Loan	SOFR+475, 0.75% Floor	08/07/31	9,350	9,230	9,313	(9)(23)
WC ORS Holdings, L.P.	Common Equity - Common Stock	N/A	N/A	100,000 Shares	100	235	(9)(13)
					9,330	9,548
PSE
Graffiti Parent, LP	Common Equity - Common Stock	N/A	N/A	2,439 Shares	244	180	(9)(13)
Painters Supply and Equipment Co. (fka Graffiti Buyer, Inc.)	First Lien Secured Debt - Term Loan	SOFR+560, 1.00% Floor	08/10/27	10,665	10,547	10,358	(9)(23)
	First Lien Secured Debt - Delayed Draw	SOFR+560, 1.00% Floor	08/10/27	3,598	3,582	3,495	(9)(23)
	First Lien Secured Debt - Revolver	SOFR+560, 1.00% Floor	08/10/27	—	(4)	(37)	(8)(9)(17)(18)
					14,369	13,996
		Total Trading Companies & Distributors			$68,062	$67,999
Total Investments before Cash Equivalents					$2,852,033	$2,545,145	(7)(12)
J.P. Morgan U.S. Government Money Market Fund				$187	$187	$187	(11)(34)
Total Investments after Cash Equivalents					$2,852,220	$2,545,332

Derivative Instrument	Settlement Date	Notional amount to be purchased	Notional amount to be sold		Footnote Reference
Foreign currency forward contract	10/20/2026	$13,407	C$	18,456	Note 5
Foreign currency forward contract	12/31/2026	8,434		€7,250	Note 5
Foreign currency forward contract	3/15/2027	37,791		£27,976	Note 5

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

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
(3)
Denotes investments in which the Company owns greater than 25% of the equity, where the governing documents of each entity preclude the Company from exercising a controlling influence over the management or policies of such entity. The Company does not have the right to elect or appoint more than 25% of the directors or another party has the right to elect or appoint more directors than the Company and has the right to appoint certain members of senior management. Therefore, the Company has determined that these entities are not controlled affiliates. As of September 30, 2026, we had a 100% equity ownership interest in Golden Bear 2016-R, LLC, a collateralized loan obligation. The estimated yield indicated for Golden Bear 2016-R, LLC is based on the prior quarters ending investment cost, as well as, a current projection of the income earned on future cash flows. Such projections are periodically reviewed and adjusted, and the estimated yield may not ultimately be realized.

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

(4)
Denotes investments in which we are an “Affiliated Person,” as defined in the Investment Company Act of 1940, as amended (the "1940 Act"), due to holding the power to vote or owning 5% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of December 31, 2025 and September 30, 2026 along with transactions during the nine months ended September 30, 2026 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2025	Gross Additions ●	Gross Reductions ■	Net Change in Unrealized Gains (Losses)	Fair Value at September 30, 2026	Net Realized Gains (Losses)	Interest/ Dividend/ Other Income
1244311 B.C. Ltd.,Common Stock	$66	$—	$—	$(38)	$28	$—	$—
Banner Buyer, LLC, Common Stock	—	—	—	—	—	—	—
Banner Buyer, LLC, Term Loan	—	6,645	—	(1)	6,644	—	1
Carbonfree Chemicals Holdings LLC,Common Equity / Interest	18,332	—	—	(4,630)	13,702	—	—
FC2 LLC,Common Stock	—	—	—	—	—	—	—
FC2 LLC,Term Loan	12,373	—	—	(234)	12,139	—	610
Golden Bear 2016-R, LLC,Membership Interests	8,033	149	(1,291)	(322)	6,569	—	654
Kauffman Intermediate, LLC, Revolver	—	—	—	—	—	—	—
Kauffman Intermediate, LLC, Term Loan	—	4,185	—	—	4,185	—	—
Surf Opco, LLC,Class A-1 Common	115	—	—	55	170	—	—
Surf Opco, LLC,Class P-1 Preferred	2,683	—	—	46	2,729	—	—
Surf Opco, LLC,Revolver	19,829	10,493	(10,403)	52	19,971	—	1,243
Surf Opco, LLC,Term Loan	9,431	18	(290)	201	9,162	(198)	567
Auto Pool 2023 Trust (Del. Stat. Trust) ,Membership Interests	10,317	—	(1,119)	(7,188)	2,009	—	—
Blue Jay Transit Inc.,Term Loan	19,344	10,653	(203)	(2,552)	27,246	4	—
Arrivia, Inc. (International Cruise & Excursion Gallery, Inc),Membership Interests	2,628	—	—	43	2,671	—	—
Arrivia, Inc. (International Cruise & Excursion Gallery, Inc),Term Loan	3,962	—	(16)	14	3,941	(19)	295
Third Lane Mobility Inc.,Common Stock	—	—	—	—	—	—	—
Third Lane Mobility Inc.,Warrants	—	—	—	—	—	—	—
Amplity Parent, Inc.,Revolver	—	390	—	(53)	337	—	58
Amplity Parent, Inc.,Term Loan	—	11,755	—	(3,387)	8,368	—	502
Amplity Topco, LLC,Common Stock	—	—	—	—	—	—	—
Amplity Topco, LLC,Preferred Equity	—	17,556	—	(8,744)	8,812	—	—
Kauffman Engineering Holdings, LLC, Term Loan	—	3,230	—	(1)	3,229	—	2
Kauffman Blocker Topco, LLC, Membership Interests	—	—	—	—	—	—	—
	$107,111	$65,074	$(13,322)	$(26,738)	$131,913	$(213)	$3,932
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

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

(5)
Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Fair value as of December 31, 2025 and September 30, 2026 along with transactions during the nine months ended September 30, 2026 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2025	Gross Additions ●	Gross Reductions ■	Net Change in Unrealized Gains (Losses)	Fair Value at September 30, 2026	Net Realized Gains (Losses)	Interest/ Dividend/ Other Income
Majority Owned Company
ChyronHego US Holding Corporation	$19,467	$7,508	$(17,956)	$(12)	$9,000	$(8)	$1,122
ChyronHego US Holding Corporation	105,906	—	(44,438)	(746)	60,721	—	4,945
ChyronHego Corporation	13,045	59,250	—	(42,546)	29,750	—	—
Merx Aviation Finance, LLC	84,222	—	(43,925)	2,232	42,529	—	—
Merx Aviation Finance, LLC	18,576	—	(18,575)	—	—	—	209
	$241,216	$66,758	$(124,894)	$(41,072)	$142,000	$(8)	$6,276

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

As of September 30, 2026, the Company had a 93.14% and 100% equity ownership interest in ChyronHego Corporation and Merx Aviation Finance, LLC, respectively.

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

September 30, 2026

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
(12)
Aggregate gross unrealized gain and loss for federal income tax purposes is $19,046 and $375,298, respectively. Net unrealized loss is $356,252 based on a tax cost of $2,901,398.
(13)
Non-income producing security.
(14)
Non-accrual status (see Note 2 to the consolidated financial statements).
(15)
Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of September 30, 2026, non-qualifying assets represented approximately 8.0% of the total assets of the Company.
(16)
As of September 30, 2026, there were letters of credit issued and outstanding through the Company under this first lien senior secured revolving loan.
(17)
The undrawn portion of these committed revolvers and delayed draw term loans includes a commitment and unused fee rate.

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

(18)
As of September 30, 2026, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 8 to the consolidated financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit **	Undrawn Commitment
ACP Avenu Buyer, LLC	$7,247	322	—	6,925
ACP Packaging Intermediateco, LLC	1,829	1,402	—	427
AGDATA Midco, LLC	3,646	319	—	3,327
Accelevation LLC	2,871	—	—	2,871
Acentra Holdings, LLC (fka CNSI Holdings, LLC)	2,000	—	32	1,968
Alcresta Therapeutics Inc.	441	103	—	338
All Star Recruiting Locums, LLC	1,304	196	6	1,102
American Restoration Holdings, LLC	7,634	2,268	—	5,367
Amplity Parent, Inc.	2,827	390	—	2,437
Amylu Borrower Sub, LLC	3,747	—	—	3,747
Arcadia Solutions, Inc.	1,786	—	—	1,786
Aspen Aerogels, Inc.	100	11	—	89
Athlete Buyer, LLC	5,237	3,201	368	1,669
August Bioservices, LLC	500	482	—	18
Berner Food & Beverage, LLC	2,881	2,513	—	369
Biamp	120	18	4	98
Bingo Group Buyer, Inc.	3,155	25	60	3,069
Birch Group of Clinics Acquireco Inc.	1,702	85	—	1,617
Brush Group Bidco Limited*	1,990	663	—	1,327
Bullcave Limited	5,526	4,053	—	1,474
BusPatrol Holdco	2,000	1,486	—	514
CARDS-Live Oak Holdings, Inc.	873	528	—	345
CI (MG) GROUP, LLC	4,196	324	—	3,872
CRS Holdings, Inc.	943	(1)	194	750
CSC Holdings, LLC	100	89	7	4
Camin Cargo Control Holdings, Inc.	1,000	785	—	215
Cerus Corporation	3,000	2,174	—	826
Channelside AcquisitionCo, Inc. (fka Gruden Acquisition, Inc.)	333	—	140	194
Chronicle Parent LLC	2,490	—	—	2,490
ChyronHego US Holding Corporation	15,000	9,000	—	6,000
CircusTrix Holdings LLC	1,005	1,005	—	—
Club Champion LLC	1,807	1,151	—	656
Colonnade Parent Inc (fka Naviga Inc.)	500	500	—	—
Cool Buyer, Inc.	6,667	1,273	—	5,394
Coretrust Purchasing Group LLC (HPG Enterprises LLC)	677	—	—	677
Crewline Buyer, Inc.	377	—	—	377
Crumbl Enterprises LLC	741	—	—	741
DCM Parent, LLC	2,326	—	—	2,326
DRS Holdings III, Inc.	1,483	—	—	1,483
DecisionHR Holdings, Inc.	2,766	—	—	2,766
Digital.ai Software Holdings, Inc.	2,419	846	—	1,573
Distinct Holdings Inc	1,758	1,113	—	645
Eagle Purchaser, Inc.	708	708	—	—
Eagle U.S. Purchaser, Inc.	1,421	—	132	1,290
Eldrickco Limited*	929	472	—	457

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit **	Undrawn Commitment
EmpiRx Health LLC	909	—	—	909
Evergreen IX Borrower 2023, LLC	795	—	—	795
Evolv Technologies Holdings, Inc.	9,000	—	—	9,000
ExactCare Parent, Inc.	1,967	—	—	1,967
Excelligence Learning Corporation	2,466	592	227	1,647
F&M Buyer LLC	8,099	—	—	8,099
Flow Control Intermediate Holdings 2.0, LLC	3,853	—	—	3,853
Four Winds Interactive LLC	976	—	5	970
G&A Partners Holding Company II, LLC	352	35	—	317
GI Apple Midco LLC	556	448	75	32
GS SEER Group Borrower LLC	367	266	12	89
Gabriel Partners, LLC	699	663	—	35
Gateway US Holdings, Inc.	1,184	—	—	1,184
Genius Bidco LLC	1,160	—	—	1,160
Go Car Wash Management Corp.	417	83	—	333
Green Grass Foods, Inc.	1,250	438	—	813
HALO Buyer, Inc	1,304	511	4	790
HRO (Hero Digital) Holdings, LLC	2,657	2,538	—	119
Health Management Associates Superholdings, Inc.	284	—	3	282
Heniff Holdco, LLC	4,118	3,986	—	132
High Street Buyer, Inc.	2,203	—	9	2,195
Hive Intermediate, LLC	2,326	620	—	1,705
IOTA HOLDINGS 3	4,825	1,327	1,440	2,058
IQN Holding Corp.	264	163	—	101
IW Buyer LLC	393	—	10	384
Ideal Components Acquisition, LLC	4,408	240	118	4,050
Justin's LLC	833	—	—	833
KL Charlie Acquisition Company	5,141	—	—	5,141
Kauffman Intermediate, LLC	668	—	—	668
Kure Pain Holdings, Inc.	2,654	505	—	2,149
LS Clinical Services Holdings, Inc.	1,104	1,104	—	—
Lash OpCo, LLC	1,612	—	—	1,612
LendingPoint 2018-1 Funding Trust	9,375	9,300	—	75
Lifelong Learner Holdings, LLC	604	604	—	—
Lindstrom, LLC	3,500	—	488	3,012
Litify LLC	833	—	—	833
Lotus Topco Inc.	588	—	—	588
Lunar Buyer, LLC	10,909	1,727	—	9,182
M&M OPCO, LLC	476	105	—	371
MGP Holdings III Corp.	785	349	—	436
MRO Parent Corporation	370	—	—	370
MacQueen Equipment, LLC	3,828	—	—	3,828
Marlin DTC-LS Midco 2, LLC	479	—	—	479
Maxor National Pharmacy Services, LLC	1,530	—	—	1,530
McClatchy Media Company, LLC (fka Accelerate360 Holdings, LLC)	2,544	1,211	—	1,333
Medical Guardian, LLC	3,810	381	—	3,429
Merative L.P.	882	—	—	882
Mersino, Inc. (fka Ironhorse Purchaser, LLC)	483	—	15	468
Merx Aviation Finance, LLC	—	—	—	—
Metz Culinary Management, LLC	822	—	—	822
Midwest Vision Partners Management, LLC	612	612	—	—
Mobile Communications America, Inc.	3,108	109	—	2,999
Munson Buffalo Restaurant Group LLC	947	—	—	947
NCP-MSI Buyer	2,667	2,353	46	266
NPPI Buyer, LLC	4,816	—	—	4,816

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit **	Undrawn Commitment
Natus Sensory, Inc.	4,150	—	—	4,150
NeuroPace, Inc.	1,500	—	—	1,500
New Era Technology, Inc.	1,732	416	—	1,316
OMH-Healthedge Holdings, Inc.	1,312	—	—	1,312
Olympus Terminals Holdco II LLC	6,373	—	2,142	4,230
Orion Buyer, LLC	1,401	1,120	—	280
Overhaul Group, Inc.	4,286	—	—	4,286
PMA Parent Holdings, LLC	987	—	—	987
Pace Health Companies, LLC	4,399	—	138	4,261
Pai Middle Tier, LLC	3,500	350	—	3,150
Painters Supply and Equipment Co. (fka Graffiti Buyer, Inc.)	1,307	—	—	1,307
Paladone Group Bidco Limited	1,412	1,412	—	—
Paladone Group Bidco Limited*	468	468	—	—
Patriot Foods Buyer, Inc.	584	—	—	584
Patriot MCN Buyer Corp.	1,127	—	—	1,127
Pavement Preservation Acquisition, LLC	1,829	494	24	1,311
Poly-Wood, LLC	409	—	—	409
Precision Refrigeration & Air Conditioning LLC	2,273	—	—	2,273
Protein For Pets Opco, LLC	896	—	—	896
Pure Upper Holdco LLC	3,431	—	—	3,431
R.F. Fager Company, LLC	274	148	—	126
RHI Acquisition LLC	660	—	—	660
Rarebreed Veterinary Partners, Inc.	957	—	103	854
Regis Corporation	4,167	69	833	3,265
Relevant Industrial, LLC	3,596	—	—	3,596
RoC Holdco LLC	2,195	—	—	2,195
Ronnoco Holdings, Inc.	2,172	579	—	1,593
SEV Intermediate Holdco, LLC	1,667	658	—	1,007
Shelby 2021 Holdings Corp.	2,664	—	—	2,664
Shout! Factory LLC	1,579	414	—	1,163
Simeio Group Holdings, Inc.	884	884	—	—
Smith Topco, Inc.	1,128	—	—	1,128
Space Finco, Inc.	7,447	—	1,596	5,851
Sperry Acquisition, LLC	615	308	—	308
Summer Fridays, LLC	1,852	—	73	1,779
Surf Opco, LLC	23,333	19,974	2,000	1,360
TCW Midco LLC	1,139	—	—	1,139
THLP CO., LLC	4,494	1,357	252	2,885
TS Investors, LLC	1,885	—	—	1,885
Tarrytown Acquisition Holdings, LLC	1,417	—	—	1,417
Tasty Chick'n LLC	2,041	1,776	—	265
TeamLINX Buyer, LLC	1,429	—	—	1,429
Telesoft Holdings, LLC	2,273	—	—	2,273
Texada Software LLC	1,026	77	—	949
The North Highland Company LLC	1,935	129	—	1,806
Thomas Scientific, LLC	3,092	2,352	—	741
Total Power Limited	4,830	213	10	4,607
Total Power Limited*	1,350	—	7	1,342
Traffic Management Solutions, LLC	5,956	—	59	5,898
Trench Plate Rental Co.	1,818	1,600	160	58
Trillium Health Care Products Inc.	1,450	1,006	—	444
Trillium Health Care Products Inc.*	299	299	—	—
Truck-Lite Co., LLC	1,274	—	4	1,270
Tyber Medical LLC	2,381	700	—	1,681
Tyber Medical LLC*	324	324	—	—

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit **	Undrawn Commitment
USLS Acquisition, Inc.	2,979	844	86	2,049
Ultra Clean Holdco LLC	1,429	—	—	1,429
Unchained Labs, LLC	726	—	—	726
Uniguest Holdings, Inc	4,683	—	—	4,683
Village Pet Care, LLC	4,950	803	—	4,147
Vybond Buyer, LLC	7,666	—	—	7,666
WH BorrowerCo, LLC	2,507	583	—	1,924
WelldyneRX, LLC	1,923	—	—	1,923
Zafin Labs Americas Incorporated	3,333	—	—	3,333
Zendesk, Inc.	696	—	7	689
Zephyr Buyer, L.P.	3,952	—	—	3,952
ePac Holdings LLC	4,000	—	227	3,773
mPulse Mobile, Inc.	1,923	—	—	1,923
Total Commitments	$414,620	$107,131	$11,116	$296,373

* These investments are in a foreign currency and the total commitment has been converted to USD using the September 30, 2026 exchange rate.

**For all letters of credit issued and outstanding on September 30, 2026, $4,948 will expire in 2026, $5,786 will expire in 2027, $214 will expire in 2029 and $168 will expire in 2030.

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

(19)
Securities that are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2026, the aggregate fair value of these securities is $100,918 or 10% of the Company's net assets. The acquisition dates of the restricted securities are as follows:

Issuer	Investment Type	Acquisition Date
1244311 B.C. Ltd.	Common Equity - Common Stock	9/30/2020
Amplity Topco, LLC	Preferred Equity - Preferred Equity	4/20/2026
Amplity Topco, LLC	Common Equity - Common Equity / Interest	4/20/2026
Arrivia, Inc. (International Cruise & Excursion Gallery, Inc)	Common Equity - Membership Interests	12/31/2024
Carbonfree Chemicals Holdings LLC	Common Equity - Common Equity / Interest	11/1/2019
ChyronHego Corporation	Preferred Equity - Preferred Equity	12/29/2020
Eagle Aggregator Ltd	Common Equity - Common Equity / Interest	12/31/2025
Eagle Aggregator Ltd	Preferred Equity - Preferred Equity	12/31/2025
FC2 LLC	Common Equity - Common Stock	10/14/2022
Justin's LLC	Common Equity - Common Stock	12/15/2025
LendingPoint Consolidated, Inc.	Preferred Equity - Preferred Equity	12/30/2025
LendingPoint Consolidated, Inc.	Common Equity - Common Stock	12/30/2025
Merx Aviation Finance, LLC	Common Equity - Membership Interests	9/1/2022
SCRS Intermediate Holding Corporation	Common Equity - Common Stock	7/2/2026
SCRS Intermediate Holding Corporation	Warrants - Warrants	7/2/2026
Surf Opco, LLC	Preferred Equity - Class P-1 Preferred	3/17/2021
Surf Opco, LLC	Common Equity/Partnership Interests - Class A-1 Common	3/17/2021
Third Lane Mobility Inc.	Common Equity - Common Stock	3/22/2024
Third Lane Mobility Inc.	Warrants - Warrants	1/31/2025
Kauffman Blocker Topco, LLC	Common Equity - Membership Interests	9/30/2026
Banner Buyer, LLC	Common Equity - Common Stock	9/30/2026
Xanitos TopCo, LLC	Common Equity - Membership Interests	12/3/2025
(20)
The interest rate on these loans is subject to Prime, which as of September 30, 2026 was 7.00%.
(21)
The interest rate on these loans is subject to SONIA, which as of September 30, 2026 was 3.73%.
(22)
The interest rate on these loans is subject to 1 month SOFR, which as of September 30, 2026 was 3.92%.
(23)
The interest rate on these loans is subject to 3 months SOFR, which as of September 30, 2026 was 4.10%.
(24)
The interest rate on these loans is subject to 6 months SOFR, which as of September 30, 2026 was 4.28%.
(25)
The interest rate on these loans is subject to 12 months SOFR, which as of September 30, 2026 was 4.60%.
(26)
The interest rate on these loans is subject to 1 month CORRA, which as of September 30, 2026 was 2.28%.
(27)
The interest rate on these loans is subject to 3 month CORRA, which as of September 30, 2026 was 2.29%.
(28)
The interest rate on these loans is subject to 3 months EURIBOR, which as of September 30, 2026 was 2.62%.
(29)
The interest rate on these loans is subject to 6 months EURIBOR, which as of September 30, 2026 was 3.10%.
(30)
The underlying investment of AIC SPV Holdings II, LLC are a securitization in which the Company owns preferred shares representing 14.25% economic interest.

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

(31)
AIC SB Holdings LLC, AIC SHD Holdings, and AP Surf Investments, LLC are wholly-owned special purpose vehicles which only hold investments of the underlying portfolio companies and have no other significant assets or liabilities. AIC SB Holdings LLC holds equity investments in Gainline Galaxy Holdings LLC. AP Surf Investments, LLC holds equity investments in Surf Opco, LLC. AIC SHD Holdings LLC holds equity investments in both Carbonfree Chemicals Holdings, LLC and Carbonfree Chemicals SA, LLC.
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
(34)
Effective yield as of September 30, 2026 was approximately 3.86% for J.P. Morgan U.S. Government Money Market Fund.
(35)
As of September 30, 2026, the portfolio company is in maturity default on its delayed draw term loans, which matured on that date and were not repaid. The lenders are pursuing sale-related steps in the absence of an agreement to extend or waive the default.
(36)
The following shows the composition of the Company’s portfolio at cost by control designation, investment type and industry as of September 30, 2026:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Non-Controlled / Non-Affiliated Investments
Aerospace & Defense	$17,291	$—	$—	$—	$49	$110	$—	$17,450
Air Freight & Logistics	25,856	—	—	—	—	—	—	25,856
Automobile Components	17,775	—	—	—	—	23,856	—	41,631
Beverages	5,740	—	—	—	100	—	—	5,840
Biotechnology	—	—	—	—	333	—	389	722
Building Products	4,941	—	—	—	—	—	—	4,941
Chemicals	24,854	—	—	—	—	—	—	24,854
Commercial Services & Supplies	93,233	—	—	—	111	683	—	94,027
Communications Equipment	10,331	—	—	—	—	584	—	10,915
Construction & Engineering	57,475	—	—	—	4	50	—	57,529
Consumer Finance	57,635	—	1,842	—	2,943	750	—	63,170
Consumer Staples Distribution & Retail	41,192	—	—	—	—	169	—	41,361
Containers & Packaging	74,758	—	—	—	—	—	—	74,758
Diversified Consumer Services	170,687	—	—	—	—	632	—	171,319
Diversified Telecommunication Services	116	—	1,546	—	—	—	—	1,662
Electrical Equipment	15,441	—	—	—	—	—	—	15,441
Electronic Equipment, Instruments & Components	37,528	—	—	—	—	—	—	37,528
Energy Equipment & Services	3,747	—	—	—	—	—	—	3,747
Entertainment	13,235	—	—	—	—	—	—	13,235
Financial Services	70,346	—	—	—	854	16,973	—	88,173
Food Products	69,569	—	—	—	448	1,688	—	71,705
Ground Transportation	46,727	—	—	—	—	—	—	46,727
Health Care Equipment & Supplies	83,718	—	—	—	—	—	—	83,718
Health Care Providers & Services	263,069	—	—	—	75	418	—	263,562
Health Care Technology	46,327	92	—	—	—	—	—	46,419
Hotels, Restaurants & Leisure	96,912	—	—	—	—	—	—	96,912
Household Durables	30,707	—	—	—	—	—	—	30,707
Insurance	50,864	—	—	—	—	—	—	50,864
Interactive Media & Services	2,173	—	—	—	—	220	—	2,393
IT Services	76,230	—	—	—	10,818	77	—	87,125

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Leisure Products	8,589	—	—	—	492	93	—	9,174
Life Sciences Tools & Services	19,412	—	—	—	—	—	—	19,412
Machinery	62,845	—	—	—	—	—	—	62,845
Media	63,914	—	—	—	557	610	—	65,081
Multi-Utilities	20,276	—	—	—	—	42	—	20,318
Paper & Forest Products	10,462	—	—	—	—	—	—	10,462
Personal Care Products	110,159	—	—	—	—	100	—	110,259
Pharmaceuticals	83,159	—	26	—	215	212	—	83,612
Professional Services	73,862	—	—	—	—	46	—	73,908
Software	294,482	—	—	—	—	669	—	295,151
Specialty Retail	16,366	—	—	—	—	—	—	16,366
Technology Hardware, Storage & Peripherals	25,781	—	—	—	—	—	—	25,781
Textiles, Apparel & Luxury Goods	28,387	—	—	—	—	575	—	28,962
Trading Companies & Distributors	61,074	—	—	—	—	344	—	61,418
Total Non-Controlled / Non-Affiliated Investments	$2,387,245	$92	$3,414	$—	$16,999	$48,901	$389	$2,457,040
Non-Controlled / Affiliated Investments
Chemicals	12,500	—	—	—	—	56,505	—	69,005
Consumer Finance	—	—	—	18,290	—	—	—	18,290
Electrical Equipment	7,416	—	—	—	—	—	—	7,416
Electronic Equipment, Instruments & Components	33,869	—	—	—	1,713	—	—	35,582
Financial Services	—	—	—	12,870	—	—	—	12,870
Ground Transportation	33,843	—	—	—	—	722	—	34,565
Health Care Providers & Services	12,145	—	—	—	17,556	—	—	29,701
Hotels, Restaurants & Leisure	8,705	—	—	—	—	4,740	—	13,445
Leisure Products	—	—	—	—	—	1,000	—	1,000
Trading Companies & Distributors	6,644	—	—	—	—	—	—	6,644
Total Non-Controlled / Affiliated Investments	$115,122	$—	$—	$31,160	$19,269	$62,967	$—	$228,518
Controlled Investments
Media	70,261	—	—	—	65,249	—	—	135,510
Passenger Airlines	—	—	—	—	—	30,965	—	30,965
Total Controlled Investments	$70,261	$—	$—	$—	$65,249	$30,965	$—	$166,475
Total	$2,572,628	$92	$3,414	$31,160	$101,517	$142,833	$389	$2,852,033

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

(37)
The following shows the composition of the Company’s portfolio at fair value by control designation, investment type and industry as of September 30, 2026:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total	% of Net Assets
Non-Controlled / Non-Affiliated Investments
Aerospace & Defense	$17,345	$—	$—	$—	$68	$183	$—	$17,596	1.66%
Air Freight & Logistics	26,145	—	—	—	—	—	—	26,145	2.47%
Automobile Components	17,396	—	—	—	—	446	—	17,842	1.68%
Beverages	5,748	—	—	—	100	—	—	5,848	0.55%
Biotechnology	—	—	—	—	333	133	137	603	0.06%
Building Products	4,909	—	—	—	—	—	—	4,909	0.46%
Chemicals	24,396	—	—	—	—	—	—	24,396	2.30%
Commercial Services & Supplies	93,157	—	—	—	94	592	—	93,843	8.86%
Communications Equipment	9,649	—	—	—	—	121	—	9,770	0.92%
Construction & Engineering	51,911	—	—	—	8	32	—	51,951	4.90%
Consumer Finance	34,346	—	—	—	—	—	—	34,346	3.24%
Consumer Staples Distribution & Retail	41,089	—	—	—	—	—	—	41,089	3.88%
Containers & Packaging	74,426	—	—	—	—	—	—	74,426	7.03%
Diversified Consumer Services	167,940	—	—	—	—	1,283	—	169,223	15.97%
Diversified Telecommunication Services	82	—	914	—	—	—	—	996	0.09%
Electrical Equipment	15,588	—	—	—	—	—	—	15,588	1.47%
Electronic Equipment, Instruments & Components	37,501	—	—	—	—	—	—	37,501	3.54%
Energy Equipment & Services	3,585	—	—	—	—	—	—	3,585	0.34%
Entertainment	13,291	—	—	—	—	—	—	13,291	1.25%
Financial Services	70,350	—	—	—	818	512	—	71,680	6.77%
Food Products	69,568	—	—	—	597	1,869	—	72,034	6.80%
Ground Transportation	42,600	—	—	—	—	—	—	42,600	4.02%
Health Care Equipment & Supplies	84,241	—	—	—	—	—	—	84,241	7.95%
Health Care Providers & Services	233,218	—	—	—	62	385	—	233,665	22.06%

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total	% of Net Assets
Health Care Technology	46,144	52	—	—	—	—	—	46,196	4.36%
Hotels, Restaurants & Leisure	81,189	—	—	—	—	—	—	81,189	7.66%
Household Durables	25,111	—	—	—	—	—	—	25,111	2.37%
Insurance	49,971	—	—	—	—	—	—	49,971	4.72%
Interactive Media & Services	2,283	—	—	—	—	220	—	2,503	0.24%
IT Services	71,414	—	—	—	—	165	—	71,579	6.76%
Leisure Products	8,527	—	—	—	211	109	—	8,847	0.84%
Life Sciences Tools & Services	18,414	—	—	—	—	—	—	18,414	1.74%
Machinery	63,290	—	—	—	—	—	—	63,290	5.97%
Media	62,554	—	—	—	844	586	—	63,984	6.04%
Multi-Utilities	12,397	—	—	—	—	15	—	12,412	1.17%
Paper & Forest Products	9,959	—	—	—	—	—	—	9,959	0.94%
Personal Care Products	107,125	—	—	—	—	242	—	107,367	10.14%
Pharmaceuticals	80,571	—	—	—	185	199	—	80,955	7.64%
Professional Services	71,997	—	—	—	—	1,249	—	73,246	6.91%
Software	276,187	—	—	—	—	1,170	—	277,357	26.18%
Specialty Retail	16,526	—	—	—	—	—	—	16,526	1.56%
Technology Hardware, Storage & Peripherals	25,700	—	—	—	—	—	—	25,700	2.43%
Textiles, Apparel & Luxury Goods	27,615	—	—	—	—	488	—	28,103	2.65%
Trading Companies & Distributors	60,940	—	—	—	—	415	—	61,355	5.79%
Total Non-Controlled / Non-Affiliated Investments	$2,256,395	$52	$914	$—	$3,320	$10,414	$137	$2,271,232	214.40%
% of Net Assets	213.00%	0.00%	0.09%	0.00%	0.31%	0.98%	0.01%	214.40%

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total	% of Net Assets
Non-Controlled / Affiliated Investments
Chemicals	12,139	—	—	—	—	13,702	—	25,841	2.44%
Consumer Finance	—	—	—	2,010	—	—	—	2,010	0.19%
Electrical Equipment	7,415	—	—	—	—	—	—	7,415	0.70%
Electronic Equipment, Instruments & Components	29,134	—	—	—	2,728	169	—	32,031	3.02%
Financial Services	—	—	—	6,569	—	—	—	6,569	0.62%
Ground Transportation	27,246	—	—	—	—	—	—	27,246	2.57%
Health Care Providers & Services	8,705	—	—	—	8,812	—	—	17,517	1.65%
Hotels, Restaurants & Leisure	3,941	—	—	—	—	2,671	—	6,612	0.62%
Leisure Products	—	—	—	—	—	28	—	28	0.00%
Trading Companies & Distributors	6,644	—	—	—	—	—	—	6,644	0.63%
Total Non-Controlled / Affiliated Investments	$95,224	$—	$—	$8,579	$11,540	$16,570	$—	$131,913	12.45%
% of Net Assets	8.99%	0.00%	0.00%	0.81%	1.09%	1.56%	0.00%	12.45%
Controlled Investments
Media	69,721	—	—	—	29,750	—	—	99,471	9.39%
Passenger Airlines	—	—	—	—	—	42,529	—	42,529	4.01%
Total Controlled Investments	$69,721	$—	$—	$—	$29,750	$42,529	$—	$142,000	13.40%
% of Net Assets	6.58%	0.00%	0.00%	0.00%	2.81%	4.01%	0.00%	13.40%
Total	$2,421,340	$52	$914	$8,579	$44,610	$69,513	$137	$2,545,145	240.26%
% of Net Assets	228.57%	0.00%	0.09%	0.81%	4.21%	6.56%	0.01%	240.26%

See notes to the consolidated financial statements.

MIDCAP FINANCIAL INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry Classification	Percentage of Total Investments (at Fair Value) as of September 30, 2026
Software	10.9%
Health Care Providers & Services	9.9%
Diversified Consumer Services	6.7%
Media	6.4%
Personal Care Products	4.2%
Commercial Services & Supplies	3.7%
Hotels, Restaurants & Leisure	3.5%
Health Care Equipment & Supplies	3.3%
Pharmaceuticals	3.2%
Financial Services	3.1%
Containers & Packaging	2.9%
Professional Services	2.9%
Food Products	2.8%
IT Services	2.8%
Ground Transportation	2.7%
Electronic Equipment, Instruments & Components	2.7%
Trading Companies & Distributors	2.7%
Machinery	2.5%
Construction & Engineering	2.0%
Chemicals	2.0%
Insurance	2.0%
Health Care Technology	1.8%
Passenger Airlines	1.7%
Consumer Staples Distribution & Retail	1.6%
Consumer Finance	1.4%
Textiles, Apparel & Luxury Goods	1.1%
Air Freight & Logistics	1.0%
Technology Hardware, Storage & Peripherals	1.0%
Household Durables	1.0%
Electrical Equipment	0.9%
Life Sciences Tools & Services	0.7%
Automobile Components	0.7%
Aerospace & Defense	0.7%
Specialty Retail	0.7%
Entertainment	0.5%
Multi-Utilities	0.5%
Paper & Forest Products	0.4%
Communications Equipment	0.4%
Leisure Products	0.4%
Beverages	0.2%
Building Products	0.2%
Energy Equipment & Services	0.1%
Interactive Media & Services	0.1%
Diversified Telecommunication Services	0.0%
Biotechnology	0.0%
Total Investments	100.0%

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

As of December 31, 2025, the Company had an 87% and 100% equity ownership interest in ChyronHego Corporation and Merx Aviation Finance, LLC, respectively.

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
(27)
The interest rate on these loans is subject to 3 months CORRA, which as of December 31, 2025 was 2.26%.
(28)
The interest rate on these loans is subject to 3 months EURIBOR, which as of December 31, 2025 was 2.03%.
(29)
The interest rate on these loans is subject to 6 months EURIBOR, which as of December 31, 2025 was 2.11%.
(30)
The underlying investments of AIC SPV Holdings II, LLC are a securitization in which the Company owns preferred shares representing 14.25% economic interest.

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share data)

Note 1. Organization

MidCap Financial Investment Corporation (the “Company,” “we,” “us,” or “our”), a Maryland corporation incorporated on February 2, 2004, is a closed-end, externally managed, diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We commenced operations on April 8, 2004 receiving net proceeds of $870,000 from our initial public offering by selling 62 million shares of common stock at a price of $15.00 per share (20.7 million shares at a price of $45.00 per share adjusted for the one-for-three reverse stock split). Since then, and through September 30, 2026, we have raised approximately $2,680,207 in net proceeds from additional offerings of common stock, including the Mergers with AFT and AIF and repurchased common stock for $375,000.

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

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income, expenses, gains and losses during the reported periods. Changes in the economic environment, financial markets, credit worthiness of our portfolio companies, and any other parameters used in determining these estimates could cause actual results to differ materially.

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

As of September 30, 2026, the Company's consolidated subsidiaries were MFIC Bethesda CLO 1 LLC, MFIC Bethesda CLO 1 Depositor LLC, MFIC Bethesda CLO 2 LLC, MFIC Bethesda CLO 2 Depositor LLC, MFIC Lender LLC, MFIC WP SPV LLC, and MFIC Alpha SPV LLC.

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

Cash and cash equivalents are carried at cost which approximates fair value. Cash and cash equivalents held as of September 30, 2026 was $57,379. Cash and cash equivalents held as of December 31, 2025 was $98,184.

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

Investments determined by these valuation procedures which have a fair value of less than $1 million during the prior fiscal quarter may be valued based on inputs identified by the Investment Adviser without the necessity of obtaining valuation from an independent valuation firm, if once annually an independent valuation firm using the procedures described herein provides an independent assessment of value. Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. During the three months ended September 30, 2026, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)— Continued

(In thousands, except share and per share data)

Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts to reduce the Company's exposure to fluctuations in the value of foreign currencies. In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another at a pre-determined price at a future date. Foreign currency forward contracts are marked-to-market at the applicable forward rate. Unrealized appreciation (depreciation) on foreign currency forward contracts is recorded within derivative assets or derivative liabilities on the Consolidated Statements of Assets and Liabilities by counterparty on a net basis, not taking into account collateral posted which is recorded separately, if applicable. Purchases and settlements of foreign currency forward contracts having the same settlement date and counterparty are generally settled net and any realized gains or losses are recognized on the settlement date. The Company does not utilize hedge accounting with respect to foreign currency forward contracts and as such, the Company recognizes its foreign currency forward contracts at fair value with changes included in the net unrealized appreciation (depreciation) on the Consolidated Statements of Operations.

Offsetting Assets and Liabilities

The Company has elected not to offset cash collateral against the fair value of derivative contracts. The fair values of these derivatives are presented on a gross basis, even when derivatives are subject to master netting agreements.

As of September 30, 2026, the Company held certain foreign currency forward contracts with a fair market value of $1,256. The Company did not hold any derivatives as of December 31, 2025.

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)— Continued

(In thousands, except share and per share data)

Investment Income Recognition

The Company records interest and dividend income, adjusted for amortization of premium and accretion of discount, on an accrual basis. Some of our loans and other investments, including certain preferred equity investments, may have contractual payment-in-kind (“PIK”) interest or dividends. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. When additional securities are received, they typically have the same terms, including maturity dates and interest rates as the original securities issued. On these payment dates, the Company capitalizes the accrued interest or dividends receivable (reflecting such amounts as the basis in the additional securities received). PIK generally becomes due at maturity of the investment or upon the investment being called by the issuer. At the point the Company believes PIK is not fully expected to be realized, the PIK investment will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are reversed from the related receivable through interest or dividend income, respectively. The Company does not reverse previously capitalized PIK interest or dividends. Upon capitalization, PIK is subject to the fair value estimates associated with its related investments. PIK investments on non-accrual status are restored to accrual status if the Company believes that PIK is expected to be realized.

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

The Company records origination and other expenses related to its debt obligations as deferred financing costs. The deferred financing cost for all outstanding debt is presented as a direct deduction from the carrying amount of the related debt liability, except that incurred under the Senior Secured Facility (as defined in Note 6 to the consolidated financial statements), which the Company presents as an asset on the Consolidated Statements of Assets and Liabilities. These expenses are deferred and amortized as part of interest expense using the straight-line method over the stated life of the obligation which approximates the effective yield method. In the event that we modify or extinguish our debt before maturity, the Company follows the guidance in ASC 470-50, Modifications and Extinguishments (“ASC 470-50”). For modifications to or exchanges of our Senior Secured Facility (as defined in Note 6 to the consolidated financial statements), any unamortized deferred financing costs relating to lenders who are not part of the new lending group are expensed. For extinguishments of our senior secured notes and senior unsecured notes, any unamortized deferred financing costs are deducted from the carrying amount of the debt in determining the gain or loss from the extinguishments.

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)— Continued

(In thousands, except share and per share data)

Federal and State Income Taxes

We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must (among other requirements) meet certain source-of-income and asset diversification requirements and timely distribute to its stockholders at least 90% of its investment company taxable income as defined by the Code, for each year. The Company (among other requirements) has made and intends to continue to make the requisite distributions to its stockholders, which will generally relieve the Company from corporate-level income taxes. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to stockholders through September 30, 2026 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ending December 31, 2026. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified to paid-in capital.

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

If we fail to satisfy the annual distribution requirement or otherwise fail to qualify as a RIC in any taxable year, we would be subject to tax on all of our taxable income at regular corporate rates. Distributions would generally be taxable to our individual and other non-corporate taxable stockholders as ordinary dividend income eligible for the reduced maximum rate applicable to qualified dividend income to the extent of our current and accumulated earnings and profits provided certain holding period and other requirements are met. Subject to certain limitations under the Code, corporate distributions would be eligible for the dividend-received deduction. To qualify again to be taxed as a RIC in a subsequent year, we would be required to distribute to our stockholders our accumulated earnings and profits attributable to non-RIC years. In addition, if we failed to qualify as a RIC for a period greater than two taxable years, then, in order to qualify as a RIC in a subsequent year, we would be required to elect to recognize and pay tax on any net built-in gain (the excess of aggregate gain, including items of income, over aggregate loss that would have been realized if we had been liquidated) or, alternatively, be subject to taxation on such built-in gain recognized for a period of five years.

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the consolidated financial statements. As of September 30, 2026, there were no uncertain tax positions and no amounts accrued for interest or penalties. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal.

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

The Mergers were accounted for under the asset acquisition method of accounting in accordance with ASC 805-50 — Business Combinations — Related Issues (“ASC Topic 805”), also referred to as “purchase accounting.” Under the asset acquisition method of accounting, acquiring assets in groups not only requires ascertaining the cost of the asset (or net assets), but also allocating that cost to the individual assets (or individual assets and liabilities) that make up the group. Per ASC Topic 805, assets are recognized based on their cost to the acquiring entity, which generally includes transaction costs of the asset acquisition, and no gain or loss is recognized unless the fair value of non-cash assets given as consideration differs from the assets' carrying amounts on the acquiring entity’s books.

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

Fair Value Measurement - Investment Companies with Equity Securities Subject to Contractual Sale Restrictions

In September 2026, the FASB issued ASU 2026-03, Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions (“ASU 2026-03”), which requires investment companies to consider the effect of contractual sale restrictions when measuring the fair value of equity securities subject to such restrictions. ASU 2026-03 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.

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

For accounting purposes only, we are required under GAAP to accrue a theoretical capital gains incentive fee based upon net realized capital gains and unrealized capital gain and loss on investments held at the end of each period. The accrual of this theoretical capital gains incentive fee assumes all unrealized capital gain and loss is realized in order to reflect a theoretical capital gains incentive fee that would be payable to the Investment Adviser at each measurement date. There was no accrual for theoretical capital gains incentive fee for the three and nine months ended September 30, 2026 and 2025. It should be noted that a fee so calculated and accrued would not be payable under the Investment Advisers Act of 1940 (the “Advisers Act”) or the investment advisory management agreement, and would not be paid based upon such computation of capital gains incentive fees in subsequent periods. Amounts actually paid to the Investment Adviser will be consistent with the Advisers Act and formula reflected in the investment advisory management agreement which specifically excludes consideration of unrealized capital gain.

For the three and nine months ended September 30, 2026, the Company recognized $4,858 and $15,631, respectively, of management fees, and $— and $—, respectively, of incentive fees. For the three and nine months ended September 30, 2025, the Company recognized $6,069 and $18,209, respectively, of management fees, and $5,818 and $16,100, respectively, of incentive fees.

As of September 30, 2026 management and performance-based incentive fees payable were $4,858 and $—, respectively. As of December 31, 2025, management and performance-based incentive fees payable were $6,034 and $—, respectively.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)— Continued

(In thousands, except share and per share data)

In connection with the Mergers, the Company and the Investment Adviser agreed that, for purposes of incentive fee calculations under the Investment Advisory Agreement, any amortization or accretion of any purchase premium or purchase discount to interest income or any gains or losses resulting solely from accounting adjustments to the cost basis of the assets beneficially owned by AFT and AIF acquired in the Mergers as required under applicable accounting guidance under ASC 805 will be excluded.

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

Administration Agreement with AIA

The Company has also entered into an administration agreement with the Administrator (the “Administration Agreement”) under which AIA provides administrative services for the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator and requested to be reimbursed by the Administrator in performing its obligations under the Administration Agreement. The expenses include rent and the Company’s allocable portion of compensation and other related expenses for its Chief Financial Officer, Chief Legal Officer and Chief Compliance Officer and their respective staffs. For the three and nine months ended September 30, 2026, the Company recognized administrative services expense under the Administration Agreement of $1,357 and $3,908, respectively. For the three and nine months ended September 30, 2025, the Company recognized administrative services expense under the Administration Agreement of $1,029 and $3,055, respectively. There was no amount payable to AIA and its affiliates for expenses paid on our behalf as of September 30, 2026 and December 31, 2025.

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

For the three and nine months ended September 30, 2026, the Company recognized administrative service expense reimbursements of $63 and $187, respectively, under the Merx Administration Agreement. For the three and nine months ended September 30, 2025, the Company recognized administrative service expense reimbursements of $252 and $1,269, respectively, under the Merx Administration Agreement.

Debt Expense Reimbursements

The Company has also entered into debt expense reimbursement agreements with Merx and several other portfolio companies, which will reimburse the Company for reasonable out-of-pocket expenses incurred, including any interest, fees or other amounts incurred by the Company in connection with letters of credit issued on their behalf. For the three and nine months ended September 30, 2026, the Company recognized debt expense reimbursements of $— and $—, respectively, under the debt expense reimbursement agreements. For the three and nine months ended September 30, 2025, the Company recognized debt expense reimbursements of $32 and $101, respectively, under the debt expense reimbursement agreements.

Co-Investment Activity

The Company, the Investment Adviser and certain affiliates received an exemptive order from the SEC on May 14, 2025 (the “Order”), that permits us, among other things, to co-invest with other funds and accounts managed by the Investment Adviser or its affiliates, subject to certain conditions. Certain types of negotiated co-investments may be made only in accordance with the Order from the SEC permitting the Company to do so. Pursuant to the requirements of the Order, the Board, including a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Independent Directors, has approved co-investment policies and procedures describing how the Company will comply with the Order. Further, the Investment Adviser has adopted policies and procedures (the “Adviser Allocation Policy”) which are designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations. Pursuant to the Adviser Allocation Policy, the Company will be given the opportunity to participate in any investments that fall within certain criteria established by the Investment Adviser. The Company may determine to participate or not to participate, depending on whether the Investment Adviser determines that the investment is appropriate for the Company (e.g., based on investment strategy). If the Investment Adviser determines that the investment is not appropriate for us, the investment will not be allocated to us.

As of September 30, 2026, the Company’s co-investment holdings were 89% of the portfolio or $2,273,676, measured at fair value. On a cost basis, 86% of the portfolio or $2,443,852 were co-investments. As of December 31, 2025, the Company’s co-investment holdings were 87% of the portfolio or $2,754,947, measured at fair value. On a cost basis, 85% of the portfolio or $2,856,364 were co-investments.

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

On September 1, 2022, $110,700 of the Merx first lien secured revolver held by the Company was converted into common equity. On September 30, 2023, Merx amended its credit agreement and the commitment of the Merx first lien secured revolver decreased to $100,000. During the quarter ended September 30, 2026, the Company received proceeds of $28.0 million related servicing activities and the sale of aircraft parts during the quarter. The balance of the Merx revolver as of September 30, 2026 was $— and as of December 31, 2025 was $18,575.

Sub-Servicing Agreement

On November 2, 2023, MFIC Bethesda CLO 1 LLC entered into a sub-servicing agreement with MidCap Financial Services, LLC (the “Sub-Servicing Agreement”), under which MidCap Financial Services, LLC provides management services to Bethesda CLO 1 Issuer in connection with the issuance of the Bethesda CLO 1 Notes. Under the Sub-Servicing Agreement, MFIC Bethesda CLO 1 LLC will pay MidCap Financial Services, LLC a fee in the amount of $145 on an annual basis, which began accruing on October 23, 2025. The Company paid $36 and $106 to MidCap Financial Services, LLC during the three and nine months ended September 30, 2026, respectively. The Company paid $50 and $50 to MidCap Financial Services, LLC during the three and nine months ended September 30, 2025, respectively.

On February 24, 2025, MFIC Bethesda CLO 2 LLC entered into a sub-servicing agreement with MidCap Financial Services, LLC (the “CLO2 Sub-Servicing Agreement”), under which MidCap Financial Services, LLC provides management services to Bethesda CLO 2 Issuer in connection with the issuance of the Bethesda CLO 2 Notes. Under the Sub-Servicing Agreement, MFIC Bethesda CLO 2 LLC will pay MidCap Financial Services, LLC a fee in the amount of $100 on an annual basis. The Company paid $25 and $75 to MidCap Financial Services, LLC during the three and nine months ended September 30, 2026, respectively. The Company paid $10 and $10 to MidCap Financial Services, LLC during the three and nine months ended September 30, 2025, respectively.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)— Continued

(In thousands, except share and per share data)

Note 4. Earnings Per Share

The following table sets forth the computation of earnings (loss) per share, pursuant to ASC 260-10, for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic Earnings Per Share
Net increase (decrease) in net assets resulting from operations	$(16,435)	$27,454	$(60,811)	$75,900
Weighted average shares outstanding	82,372,628	93,303,622	85,291,932	93,426,714
Basic earnings (loss) per share	$(0.20)	$0.29	$(0.71)	$0.81

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)— Continued

(In thousands, except share and per share data)

Note 5. Investments

Fair Value Measurement and Disclosures

The following table shows the composition of our investment portfolio as of September 30, 2026, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$2,572,628	$2,421,340	$—	$14,453	$2,406,887
Second Lien Secured Debt	92	52	—	—	52
Unsecured Debt	3,414	914	—	914	—
Structured Products and Other	31,160	8,579	—	—	8,579
Preferred Equity	101,517	44,610	—	—	44,610
Common Equity/Interests	142,833	69,513	202	27	69,284
Warrants	389	137	—	—	137
Total Investments	$2,852,033	$2,545,145	$202	$15,394	$2,529,549
Money Market Fund	$187	$187	$187	$—	$—
Total Cash Equivalents	$187	$187	$187	$—	$—
Total Investments after Cash Equivalents	$2,852,220	$2,545,332	$389	$15,394	$2,529,549
Foreign currency forward transactions	$—	$1,256	$—	$1,256	$—
Total Assets and Liabilities at Fair Value	$2,852,220	$2,546,588	$389	$16,650	$2,529,549

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)— Continued

(In thousands, except share and per share data)

The following table shows changes in the fair value of our Level 3 investments during the three months ended September 30, 2026:

	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Fair value as of June 30, 2026	$2,556,414	$51	$1,842	$14,940	$62,893	$95,349	$134	$2,731,623
Net realized gains (losses)	(16,569)	(7,499)	—	—	—	(863)	—	(24,931)
Net change in unrealized gains (losses)	1,620	7,688	(1,847)	(5,270)	(18,603)	2,610	3	(13,799)
Net amortization on investments	1,335	5	—	—	—	—	—	1,340
Purchases, including capitalized PIK (3)	38,559	—	5	42	320	—	—	38,926
Proceeds from sales and repayments of investments(3)	(174,513)	(193)	—	(1,133)	—	(27,812)	—	(203,651)
Transfers out of Level 3 (1)	—	—	—	—	—	—	—	—
Transfers into Level 3 (1)	41	—	—	—	—	—	—	41
Fair value as of September 30, 2026	$2,406,887	$52	$—	$8,579	$44,610	$69,284	$137	$2,529,549

Net change in unrealized gains (losses) on Level 3 investments still held as of September 30, 2026	$(19,162)	$2	$(1,842)	$(5,270)	$(18,603)	$1,832	$3	$(43,039)
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
(2)
Includes unfunded commitments measured at fair value of $(6,449).
(3)
Includes reorganizations and restructuring of investments.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)— Continued

(In thousands, except share and per share data)

The following table shows changes in the fair value of our Level 3 investments during the nine months ended September 30, 2026:

	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Fair value as of December 31, 2025	$2,951,423	$62	$1,842	$18,350	$27,104	$115,791	$326	$3,114,898
Net realized gains (losses)	(16,543)	(7,499)	—	—	(4,344)	(1,680)	—	(30,066)
Net change in unrealized gains (losses)	(54,418)	7,694	(1,847)	(7,509)	(55,360)	(254)	(189)	(111,883)
Net amortization on investments	3,663	(12)	—	—	—	—	—	3,651
Purchases, including capitalized PIK (3)	196,036	95	5	149	77,210	10	—	273,505
Proceeds from sales and repayments of investments(3)	(673,315)	(288)	—	(2,411)	—	(44,422)	—	(720,436)
Transfers out of Level 3 (1)	—	—	—	—	—	(161)	—	(161)
Transfers into Level 3 (1)	41	—	—	—	—	—	—	41
Fair value as of September 30, 2026	$2,406,887	$52	$—	$8,579	$44,610	$69,284	$137	$2,529,549

Net change in unrealized gains (losses) on Level 3 investments still held as of September 30, 2026	$(83,647)	$(40)	$(1,842)	$(7,509)	$(59,722)	$(1,910)	$(189)	$(154,859)

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
(2)
Includes unfunded commitments measured at fair value of $(6,449).
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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)— Continued

(In thousands, except share and per share data)

The following table shows changes in the fair value of our Level 3 investments during the nine months ended September 30, 2025:

	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Fair value as of December 31, 2024	$2,676,253	$5,764	$117	$26,101	$24,831	$161,648	$136	$2,894,850
Net realized gains (losses)	(13,123)	(2,303)	(2,672)	—	—	(8,644)	(576)	(27,318)
Net change in unrealized gains (losses)	(21,851)	(2,724)	2,576	(2,202)	(6,367)	35,410	661	5,503
Net amortization on investments	5,470	—	—	—	—	—	—	5,470
Purchases, including capitalized PIK (3)	848,147	14	—	200	15,466	226,584	—	1,090,411
Proceeds from sales and repayments of investments(3)	(534,673)	(679)	—	(4,838)	(250)	(303,129)	—	(843,569)
Transfers out of Level 3 (1)	(69)	—	—	—	—	—	—	(69)
Transfers into Level 3 (1)	—	—	—	—	—	—	—	—
Fair value as of September 30, 2025	$2,960,154	$72	$21	$19,261	$33,680	$111,869	$221	$3,125,278

Net change in unrealized gains (losses) on Level 3 investments still held as of September 30, 2025	$(28,622)	$(7,705)	$—	$(2,202)	$(6,368)	$27,086	$85	$(17,727)

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)— Continued

(In thousands, except share and per share data)

The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of September 30, 2026 and December 31, 2025. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

The unobservable inputs used in the fair value measurement of our Level 3 investments as of September 30, 2026 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range		Weighted Average (1)
First Lien Secured Debt	$2,205,669	Yield Analysis	Discount Rate	4.8%	35.2%	12.0%
	201,176	Recovery Analysis	Recoverability %	0.0%	100.0%	82.9%
	41	Public Marked	Public Marked	N/A	N/A	N/A
Second Lien Secured Debt	52	Recovery Analysis	Recoverability %	50.0%	50.0%	50.0%
Unsecured Debt	—	Recovery Analysis	Recoverability %	0.0%	0.0%	0.0%
	—	Market Comparable Technique	Comparable Multiple	14.5x	14.5x	N/A
Structured Products and Other	8,579	Yield Analysis	Discount Rate	15.2%	17.5%	15.7%
Preferred Equity	43,693	Market Comparable Technique	Comparable Multiple	1.0x	38.0x	4.5x
	100	Cost Approach	Cost Approach	N/A	N/A	N/A
	818	Yield Analysis	Discount Rate	12.0%	12.0%	12.0%
	—	Recovery Analysis	Recoverability %	0.0%	0.0%	0
Common Equity/Interests	42,843	Yield Analysis	Discount Rate	10.3%	13.5%	10.3%
	—	Recovery Analysis	Recoverability %	0.0%	0.0%	0.0%
	12,460	Market Comparable Technique	Comparable Multiple	2.5x	38.0x	9.3x
	279	Option Pricing Model	Expected Volatility	30.0%	45.0%	35.9%
	13,702	Cost Approach	Cost Approach	N/A	N/A	N/A
Warrants	137	Option Pricing Model	Expected Volatility	50.0%	50.0%	50.0%
	—	Market Comparable Technique	Comparable Multiple	2.5x	5.3x	N/A
Total Level 3 Investments	$2,529,549

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

Investment Transactions

For the three and nine months ended September 30, 2026, purchases of investments on a trade date basis were $36,532 and $186,138, respectively. For the three and nine months ended September 30, 2025, purchases of investments on a trade date basis were $400,391 and $1,081,031, respectively.

For the three and nine months ended September 30, 2026, sales and repayments of investments on a trade date basis were $225,253 and $676,732, respectively. For the three and nine months ended September 30, 2025, sales and repayments of investments on a trade date basis were $548,414 and $914,685, respectively.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)— Continued

(In thousands, except share and per share data)

PIK Income

The Company holds loans and other investments, including certain preferred equity investments, that have contractual PIK income. PIK income computed at the contractual rate is accrued into income and reflected as a receivable up to the capitalization date. During the three and nine months ended September 30, 2026, PIK income earned was $2,882 and $11,162, respectively. During the three and nine months ended September 30, 2025, PIK income earned was $4,192 and $12,886, respectively.

The following table shows the change in capitalized PIK balance for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
PIK balance at beginning of period	$63,858	$47,116	$55,607	$36,656
PIK income capitalized	2,400	4,745	11,162	16,135
PIK capitalized exited from investment sales, repayments, and restructurings	(2,245)	—	(2,756)	(930)
PIK balance at end of period	$64,013	$51,861	$64,013	$51,861

Dividend Income on Collateralized Loan Obligations (“CLOs”) and Structured Finance Products

The Company holds structured finance products and other investments. The CLO equity investments and structured finance products are entitled to recurring distributions which are generally equal to the excess cash flow generated from the underlying investments after meeting contractual obligations to debt holders and paying fund expenses. The Company recognizes dividend income on its beneficial interests in structured products, such as CLOs, based on projected cash flows subject to various uncertainties and contingencies. During the three and nine months ended September 30, 2026, dividend income from structured products was $201 and $654, respectively. During the three and nine months ended September 30, 2025, dividend income from structured products was $200 and $640, respectively.

Investments on Non-Accrual Status

As of September 30, 2026, 7.9% of total investments at amortized cost, or 5.7% of total investments at fair value, were on non-accrual status. As of December 31, 2025, 3.9% of total investments at amortized cost, or 2.6% of total investments at fair value, were on non-accrual status.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)— Continued

(In thousands, except share and per share data)

Derivative Instruments

In the normal course of business, the Company enters into derivative financial instruments to achieve certain risk management objectives, including managing its interest rate and foreign currency risk exposures.

As of September 30, 2026, the Company held certain foreign currency forward contracts with a fair market value of $1,256. The Company did not hold any derivatives as of December 31, 2025.

Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2026:

Counterparty	Notional amount to be purchased	Notional amount to be sold		Settlement Date	Fair Value	Balance Sheet Location of Net Amounts
JP MORGAN CHASE BANK N.A.	$13,407	C$	(18,456)	10/20/2026	$392	Unrealized appreciation (depreciation) on foreign currency forward contracts
JP MORGAN CHASE BANK N.A.	8,434		€(7,250)	12/31/2026	195	Unrealized appreciation (depreciation) on foreign currency forward contracts
JP MORGAN CHASE BANK N.A.	37,791		£(27,976)	3/15/2027	669	Unrealized appreciation (depreciation) on foreign currency forward contracts
					$1,256

The Company's foreign currency forward contracts are subject to an enforceable ISDA Master Netting Agreement with JP Morgan Chase Bank N.A. As of September 30, 2026, the Company held a net derivative asset at fair value of $1,256 subject to such arrangement, with no offsetting derivative liability positions. No cash collateral was posted or received in connection with these contracts. If the Company had elected to offset, the net amount would be $1,256.

The Company’s foreign currency forward contracts are not designated in a qualifying hedge accounting relationship. Net realized and unrealized gains and losses for the three and nine months ended September 30, 2026 and 2025, for the Company’s foreign currency forward contracts, are in the following locations in the Consolidated Statement of Operations:

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instrument	Financial Statement Location	2026	2025	2026	2025
Foreign currency forward contracts	Net realized gains (losses) on foreign currency forward contracts	$(287)	$—	$951	$(610)
		$(287)	$—	951	(610)

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instrument	Financial Statement Location	2026	2025	2026	2025
Foreign currency forward contracts	Net change in unrealized gains (losses) on foreign currency forward contracts	$485	$—	$1,256	$(9)
		$485	$—	1,256	(9)

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

The Company’s outstanding debt obligations as of September 30, 2026 were as follows:

	Date Issued/ Amended	Total Aggregate Principal Amount Committed		Principal Amount Outstanding		Fair Value		Final Maturity Date
Senior Secured Facility	10/1/2025	$1,610,000	**	$648,000	*	$648,000	(1)	10/1/2030
MFIC Bethesda CLO 1 LLC Notes (Class A-1, Class A-2, Class B and Class C)	10/23/2025	456,000		456,000		455,001	(2)	10/23/2037
MFIC Bethesda CLO 2 LLC Notes (Class A-1, Class A-2, Class B and Class C)	2/24/2025	399,000		399,000		398,243	(2)	1/23/2037
2028 Notes	12/13/2023	80,000		80,000		80,512	(3)	12/15/2028
Total Debt Obligations		$2,545,000		$1,583,000		$1,581,756
Deferred Financing Costs and Debt Discount				(5,281)
Total Debt Obligations, net of Deferred Financing Cost and Debt Discount				$1,577,719

* May include foreign currency debt obligations as outlined in Foreign Currency Transactions and Translations within this note to the consolidated financial statements.

** As of September 30, 2026, total lender commitments were $1,610,000.

(1)
The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of September 30, 2026. The valuation is based on a yield analysis and discount rate commensurate with the market yields for similar types of debt.
(2)
The fair value of these debt obligations would be categorized as Level 2 under ASC 820 as of September 30, 2026. The valuation is based on quoted prices.
(3)
The fair value of these debt obligations would be categorized as Level 1 under ASC 820 as of September 30, 2026. The valuation is arrived at using the closing price on exchange as on the relevant date.

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
(3)
The fair value of these debt obligations would be categorized as Level 1 under ASC 820 as of December 31, 2025. The valuation is arrived at using the closing price on exchange as on the relevant date.

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

Commencing October 1, 2029, the Company is required to repay the outstanding amount under the Senior Secured Facility as of October 1, 2029 out of the proceeds of certain asset sales and other recovery events and equity and debt issuances. The stated interest rates on outstanding borrowings under the Senior Secured Facility depend on the type of borrowing and the “gross borrowing base” at the time. USD borrowings accrue at (a) either Term SOFR plus 1.75% per annum or Term SOFR plus 1.875% per annum, or (b) either Alternative Base Rate plus 0.65% per annum or Alternative Base Rate plus 0.775% per annum. The Company is required to pay a commitment fee of 0.325% per annum on any unused portion of the Senior Secured Facility and fronting fees (which fronting fee is exclusive of the applicable margin) of 0.25% per annum on the letters of credit issued.

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

The Senior Secured Facility also provides for the issuance of letters of credit up to an aggregate amount of $150,000. As of September 30, 2026 and December 31, 2025, the Company had $— and $—, respectively, in standby letters of credit issued through the Senior Secured Facility. The amount available for borrowing under the Senior Secured Facility is reduced by any standby letters of credit issued through the Senior Secured Facility. Under GAAP, these letters of credit are considered commitments because no funding has been made and as such are not considered a liability. These letters of credit are not senior securities because they are not in the form of a typical financial guarantee and the portfolio companies are obligated to refund any drawn amounts. The available remaining capacity under the Senior Secured Facility was $962,000 and $668,952 as of September 30, 2026 and December 31, 2025, respectively. Terms used in this disclosure have the meanings set forth in the Senior Secured Facility agreement.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)— Continued

(In thousands, except share and per share data)

Senior Unsecured Notes

2026 Notes

On July 16, 2021, the Company issued $125,000 aggregate principal amount of general unsecured notes for net proceeds of $122,965 (the “2026 Notes”). The 2026 Notes matured on July 16, 2026 and were fully repaid. Interest on the 2026 Notes was due semi-annually on January 16 and July 16, at an annual rate of 4.50%, commencing on January 16, 2022. The 2026 Notes were general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness.

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

The notes offered by Bethesda CLO 1 Issuer in connection with the CLO transaction consist of $232,000 of AAA(sf) Class A-1 Senior Secured Floating Rate due 2035, which bear interest at three-month SOFR plus 2.40%, $16,000 of AAA(sf) Class A-2 Senior Secured Floating Rate due 2035, which bear interest at three-month SOFR plus 2.90% (collectively, the "CLO 1 Secured Notes"), and $154,360 of Subordinated Notes due in 2123 (the "CLO 1 Subordinated Notes"), which do not bear interest. The Company, through a newly formed wholly-owned subsidiary of the Company (the “Bethesda CLO 1 Depositor”), has retained 100% of the Class A-2 Notes and the Subordinated Notes issued in the Bethesda CLO 1, which are eliminated in consolidation.

On October 23, 2025, the Company upsized, extended the maturity, and reduced the pricing on Bethesda CLO 1 (the “Bethesda CLO 1 Upsize”). The size of Bethesda CLO 1 increased from $402,360 to $646,360. The notes offered in Bethesda CLO 1 (collectively, the “Bethesda CLO 1 Upsize Notes”) were issued by Bethesda CLO 1 Issuer, and are primarily secured by a diversified portfolio of middle market loans and participation interests therein. The notes offered by Bethesda CLO 1 Issuer in connection with Bethesda CLO 1 Upsize consisted of $348,000 of AAA(sf) Class A-1 Notes and the R Senior Secured Floating Rate Notes due 2037, which bear interest at the three-month SOFR plus 1.49%, $24,000 of AAA(sf) Class A-2 Notes are scheduled to mature in October 2035 and the -R Senior Secured Floating Rate Notes due 2037, which bear interest at the three-month SOFR plus 1.65%, $36,000 of AA(sf) Class B-R Senior Secured Floating Rate Notes due 2037, which bear interest at the three-month SOFR plus 1.85%, $48,000 of A(sf) Class C-R Secured Deferrable Floating Rate Notes due 2037, which bear interest at the three-month SOFR plus 2.30%, $36,000 of BBB-(sf) Class D-R Secured Deferrable Floating Rate Notes due 2037, which bear interest at the three-month SOFR plus 3.30% (collectively, the “CLO 1 Upsize Secured Notes”). The Company, through Bethesda CLO 1 Depositor retained the $154,360 of Subordinated Notes due in 2123, which do not bear interest. The Company, through Bethesda CLO 1 Depositor acquired 100% of the Class D Notes issued in Bethesda CLO 1 upsize. The Subordinated Notes and Class D Notes are both eliminated in consolidation.

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

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)— Continued

(In thousands, except share and per share data)

MFIC Bethesda CLO 2 LLC Debt Securitization

On February 24, 2025, the Company completed a $529,600 CLO transaction (the “Bethesda CLO 2”), a form of secured financing incurred by MFIC Bethesda CLO 2 LLC (the “Bethesda CLO 2 Issuer”), an indirect wholly-owned, consolidated subsidiary of the Company. The notes offered by Bethesda CLO 2 Issuer in connection with Bethesda CLO 2 (collectively, the “Bethesda CLO 2 Notes”) consist of $304,500 of AAA(sf) Class A-1 Senior Secured Floating Rate Notes due 2037, which bear interest at the three-month SOFR plus 1.48%, $21,000 of AAA(sf) Class A-2 Senior Secured Floating Rate Notes due 2037, which bear interest at three-month SOFR plus 1.70%, $31,500 of AA(sf) Class B Senior Secured Floating Rate Notes due 2037, which bear interest at three-month SOFR plus 1.85%, $42,000 of A(sf) Class C Senior Secured Floating Rate Notes due 2037, which bear interest at three-month SOFR plus 2.30%, $31,500 of Class D Senior Secured Floating Rate Notes due 2037, which bear interest at three-month SOFR plus 3.75% and $99,100 of Subordinated Notes due 2125, which do not bear interest. The CLO transaction is backed by a diversified portfolio of middle-market commercial loans, which Bethesda CLO 2 Issuer purchased from the Company pursuant to a loan sale agreement entered into on February 24, 2025, using the proceeds of the CLO transaction. The Company, through a newly formed wholly-owned subsidiary of the Company (the “Bethesda CLO 2 Depositor”), has retained all of the Class D Notes and the Subordinated Notes issued in the Bethesda CLO 2, which are eliminated in consolidation. The proceeds from the CLO transaction were used to repay borrowings under the Senior Secured Facility. The Company serves as collateral manager to Bethesda CLO 2 Issuer, Citigroup Global Markets Inc. acted as initial purchaser and Apollo Global Securities, LLC acted as placement agent.

The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Average debt outstanding	$1,678,065	$1,949,909	$1,793,749	$1,894,872
Maximum amount of debt outstanding	1,858,000	2,277,816	2,004,728	2,325,684

Weighted average annualized interest cost (1)	5.84%	6.37%	5.70%	6.40%
Annualized amortized debt issuance cost	0.36%	0.33%	0.36%	0.36%
Total annualized interest cost	6.20%	6.70%	6.06%	6.76%

(1)
Includes the stated interest expense and commitment fees on the unused portion of the Senior Secured Facility. Commitment fees for the three and nine months ended September 30, 2026 were $737 and $2,072, respectively. Commitment fees for the three and nine months ended September 30, 2025 were $440 and $1,603, respectively.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)— Continued

(In thousands, except share and per share data)

Foreign Currency Transactions and Translations

The Company had no foreign-denominated debt outstanding on the Senior Secured Facility as of September 30, 2026.

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

As of September 30, 2026 and December 31, 2025, the Company was in compliance with all debt covenants for all outstanding debt obligations.

Note 7. Stockholders’ Equity

The Company adopted the following plans, approved by the Board, for the purpose of repurchasing its common stock in accordance with applicable rules specified in the Securities Exchange Act of 1934 (the “Repurchase Plans”):

Date of Agreement/Amendment	Maximum Cost of Shares That May Be Repurchased	Cost of Shares Repurchased	Remaining Cost of Shares That May Be Repurchased
August 5, 2015	$50,000	$50,000	$—
December 14, 2015	50,000	50,000	—
September 14, 2016	50,000	50,000	—
October 30, 2018	50,000	50,000	—
February 6, 2019	50,000	50,000	—
February 3, 2022	25,000	25,000	—
February 25, 2026	100,000	100,000	—
Total as of September 30, 2026	$375,000	$375,000	$—

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

During the three months ended September 30, 2026, the Company did not repurchase any shares.

During the nine months ended September 30, 2026, the Company repurchased 9,839,241 shares at a weighted average price per share of $10.97, inclusive of commissions, for a total cost of $107,925. This represents a discount of approximately 19.09% of the average net asset value per share for the nine months ended September 30, 2026.

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

Since the inception of the Repurchase Plans through September 30, 2026, the Company repurchased 27,000,770 shares at a weighted average price per share of $13.89, inclusive of commissions, for a total cost of $375,000. Including fractional shares, the Company has repurchased 27,000,800 shares at a weighted average price per share of $13.89, inclusive of commissions for a total cost of $375,000.

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

On August 13, 2024, the Company entered into (i) an equity distribution agreement by and among the Company, the Investment Adviser, the Administrator and Truist Securities, Inc. (“Truist”) and (ii) an equity distribution agreement by and among the Company, the Investment Adviser, the Administrator and Jefferies LLC (“Jefferies,” and together with Truist, the “Sales Agents”). The equity distribution agreements with the Sales Agents described in the preceding sentence are collectively referred to herein as the “Equity Distribution Agreements.” The Equity Distribution Agreements provided that the Company may from time to time issue and sell shares of its common stock, par value $0.001 per share (“Shares”), having an aggregate offering price of up to $200,000, through the Sales Agents, or to them as principal for their own respective accounts. Sales of the shares, if any, may be made in transactions that are deemed to be an “at the market” (“ATM”) offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, including without limitation sales made directly on or through the NASDAQ Global Select Market, sales made to or through market makers and sales made through any other existing trading market or electronic communications network, and by any other method permitted by law, including but not limited to privately negotiated transactions, which may include block trades, as the Company and the Sales Agents may agree. The Sales Agents will receive a commission from the Company up to 1.5% of the gross sales price of any Shares sold through the Sales Agents under the Equity Distribution Agreements. The Company may from time to time issue and sell shares of its common stock through public or ATM offerings. The ATM program effectively expired on April 12, 2026. For the nine months ended September 30, 2026, there were no shares issued through ATM offerings.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)— Continued

(In thousands, except share and per share data)

Note 8. Commitments and Contingencies

The Company has various commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of September 30, 2026 and December 31, 2025, the Company had the following unfunded commitments to its portfolio companies:

	September 30, 2026	December 31, 2025
Unfunded revolver obligations and bridge loan commitments (1)	$178,868	$210,900
Standby letters of credit issued and outstanding (2)	11,116	7,036
Unfunded delayed draw loan commitments (including commitments with performance thresholds not met) (3)	117,505	214,452
Total Unfunded Commitments (4)	$307,489	$432,388

(1)
The unfunded revolver obligations may or may not be funded to the borrowing party in the future. The amounts relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of September 30, 2026 and December 31, 2025, subject to the terms of each loan’s respective credit agreements, which include borrowing covenants that need to be met prior to funding. As of September 30, 2026 and December 31, 2025, the bridge loan commitments included in the balances were $— and $—, respectively.
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
(4)
The Company also had an unfunded revolver commitment to its fully controlled affiliate Merx Aviation Finance, LLC of $100,000 and $81,425 as of September 30, 2026 and December 31, 2025, respectively. Given the Company’s controlling interest, the timing and the amount of the funding has not been determined.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)— Continued

(In thousands, except share and per share data)

Note 9. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
Per Share Data*
Net asset value at beginning of period	$14.18	$14.98
Net investment income (1)	1.11	1.13
Net realized and change in unrealized gains (losses) (1)	(1.82)	(0.32)
Net increase in net assets resulting from operations	(0.71)	0.81
Distribution of net investment income (2)	(0.93)	(1.14)
Distribution of return of capital (2)	—	—
Accretion due to share repurchases	0.32	0.01
Net asset value at end of period	$12.86	$14.66

Per share market value at end of period	$8.74	$11.99
Total return (3)	(16.17)%	(2.87)%
Shares outstanding at end of period	82,372,628	93,303,622
Weighted average shares outstanding	85,291,932	93,426,714

Ratio/Supplemental Data
Net assets at end of period (in millions)	$1,059.3	$1,367.9
Annualized ratio of operating expenses to average net assets (4)(5)	2.97%	3.93%
Annualized ratio of interest and other debt expenses to average net assets (5)	9.40%	9.27%
Annualized ratio of total expenses to average net assets (4)(5)	12.37%	13.20%
Annualized ratio of net investment income to average net assets (5)	10.90%	10.21%
Average debt outstanding (in millions)	$1,793.7	$1,894.9
Average debt per share	$21.03	$20.31
Annualized portfolio turnover rate (5)	8.69%	29.39%
Asset coverage per unit (6)	$1,669	$1,712

* Totals may not foot due to rounding.

(1)
Financial highlights are based on the weighted average number of shares outstanding for the period presented.
(2)
The tax character of distributions is determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. Although the tax character of distributions paid to stockholders through September 30, 2026 may include return of capital, the exact amount cannot be determined at this point. Per share amounts are based on actual rate per share.
(3)
Total return is based on the change in market price per share during the respective periods. Total return also takes into account distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan. Total return does not reflect sales load.
(4)
The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets are shown inclusive of all expense reimbursements (see Note 3 to the consolidated financial statements). For the nine months ended September 30, 2026, the annualized ratio of operating expenses to average net assets and the annualized ratio of total expenses to average net assets would be 2.99% and 12.39%, respectively, without the expense reimbursements. For the nine months ended September 30, 2025, the annualized ratio of operating expenses to average net assets and the annualized ratio of total expenses to average net assets would be 4.05% and 13.33%, respectively, without the expense reimbursements.
(5)
Annualized for the nine months ended September 30, 2026 and 2025.
(6)
The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the asset coverage per unit. As of September 30, 2026, the Company's asset coverage was 167%.

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

Distribution Declarations

On November 4, 2026, the Company’s Board declared a base distribution of $0.31 per share, payable on December 22, 2026 to stockholders of record as of December 8, 2026. There can be no assurances that the Board will continue to declare a base distribution of $0.31 per share.

Agreement and Plan of Merger

On October 26, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ares Capital Corporation, a Maryland corporation (“ARCC”); Union Acquisition Sub Inc., a Maryland corporation and a direct wholly-owned subsidiary of ARCC (“Acquisition Sub 1”); Union Acquisition Sub LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of ARCC (“Acquisition Sub 2”); and, solely for the limited purposes set forth therein, Ares Capital Management LLC, a Delaware limited liability company and the external investment adviser to ARCC (“ACM”).

The Merger Agreement provides that, subject to the conditions set forth in the Merger Agreement, at the effective time of the First Merger (the “Effective Time”), Acquisition Sub 1 will be merged with and into the Company (the “First Merger”), with the Company continuing as the surviving company and as a wholly-owned subsidiary of ARCC. Immediately after the Effective Time, the Company will merge with and into Acquisition Sub 2 (the “Second Merger” and, together with the First Merger, the “Mergers”), with Acquisition Sub 2 continuing as the surviving company and as a wholly-owned subsidiary of ARCC. The Board, on the recommendation of a special committee comprised solely of disinterested directors of the Company, has unanimously approved, among other things, the Merger Agreement and the transactions contemplated thereby (the “Transactions”). The board of directors of ARCC has also unanimously approved the Merger Agreement and the Transactions. The parties to the Merger Agreement intend for the Mergers, taken together, to be treated as a “reorganization” within the meaning of Section 368(a) of the Code.

Subject to the terms and conditions of the Merger Agreement, at the Effective Time, each share of common stock, par value $0.001 per share, of the Company’s (“MFIC Common Stock”) issued and outstanding immediately prior to the Effective Time (other than shares held by a subsidiary of the Company or held, directly or indirectly, by ARCC or Acquisition Sub 1) will be converted into the right to receive (i) $1.21 in cash, without interest, to be paid by ACM (the “Cash Consideration”), and (ii) a number of validly issued, fully paid and non-assessable shares of common stock, par value $0.001 per share, of ARCC (“ARCC Common Stock”) equal to the Exchange Ratio (as defined below), with cash to be paid in lieu of fractional shares, if applicable (together, the “Merger Consideration”). ARCC has guaranteed the payment of the Cash Consideration by ACM. Based on the terms of the Merger Agreement, the Merger Consideration represents total consideration of $10.88 per fully diluted share of MFIC Common Stock, consisting of approximately $1.21 per share in cash and approximately $9.67 per share in ARCC Common Stock.

MIDCAP FINANCIAL INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)— Continued

(In thousands, except share and per share data)

The “Exchange Ratio” will be determined as of a date mutually agreed by the parties that is no earlier than 48 hours (excluding Sundays and holidays) prior to the Effective Time, based on ARCC’s net asset value per share (“ARCC NAV”) and the closing price of ARCC Common Stock on that date (the “ARCC Price”), as follows: (1) if the ARCC Price is less than or equal to 100% of ARCC NAV, the Exchange Ratio will equal $9.67 less the Post-Signing Special Distribution Amount (as defined below), divided by ARCC NAV; (2) if the ARCC Price is greater than 100% but less than or equal to 104.5% of ARCC NAV, the Exchange Ratio will equal the product of (A) $9.67 less the Post-Signing Special Distribution Amount and (B) 1.00 plus 50% of the premium of the ARCC Price to ARCC NAV, divided by the ARCC Price; and (3) if the ARCC Price is greater than 104.5% of ARCC NAV, the Exchange Ratio will equal the product of (A) $9.67 less the Post-Signing Special Distribution Amount and (B) 102.25%, divided by the ARCC Price. Prior to the closing of the Mergers, the Company will declare one or more distributions in order to distribute all of its previously undistributed investment company taxable income, any prior year shortfall and net capital gain and to maintain its qualification as a “regulated investment company” under the Code (any such distribution, a “Special Distribution”). The stock portion of the Merger Consideration will be reduced by the aggregate per share amount of any Special Distribution declared after the date of the Merger Agreement with a record date on or prior to the closing date, excluding regular quarterly distributions (the “Post-Signing Special Distribution Amount”).

The Merger Agreement contains customary representations and warranties by each of the Company, ARCC, Acquisition Sub 1, Acquisition Sub 2 and ACM, subject to specific exceptions and qualifications. The Merger Agreement also contains customary covenants, including, among others, covenants relating to the operation of each of the Company’s and ARCC’s businesses during the period prior to closing of the Mergers, the preparation of a registration statement on Form N-14 and the holding of a special meeting of the stockholders of the Company. The Company has agreed to convene and hold a stockholder meeting for the purpose of obtaining the approval of the Company’s stockholders and has agreed to recommend that its stockholders approve the Mergers. The Company has also agreed to suspend its share repurchase program and will suspend its dividend reinvestment plan in the near term. In connection with the Transactions, the Senior Secured Facility is expected to be repaid in full and terminated upon the closing of the Transactions.

Voting Agreements

Concurrently with the execution of the Merger Agreement, Apollo Principal Holdings A, L.P. and MidCap Financial Trust, each an affiliate of Apollo Global Management, Inc., which together beneficially own approximately 5.2% of the outstanding shares of MFIC Common Stock entered into voting agreements with ARCC (the “Voting Agreements”), pursuant to which each has agreed, subject to the terms and conditions set forth therein, to vote its shares of MFIC Common Stock in favor of the Mergers and against any competing proposal.

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of MidCap Financial Investment Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of MidCap Financial Investment Corporation and subsidiaries (the "Company") as of September 30, 2026, the related consolidated statements of operations and changes in net assets for the three-month and nine-month periods ended September 30, 2026 and 2025, the consolidated statements of cash flows and financial highlights for the nine-month periods ended September 30, 2026 and 2025, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities, including the consolidated schedule of investments, of the Company as of December 31, 2025, and the related consolidated statements of operations, changes in net assets, cash flows, and financial highlights for the year then ended (not presented herein); and in our report dated February 26, 2026, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, as of December 31, 2025, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities, including the consolidated schedule of investments, from which it has been derived.

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

November 4, 2026

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
•
our ability to consummate the transaction with ARCC on the expected timeline, or at all;
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
•
ARCC's acquisition of the Company;
•
the outcome and impact of any litigation relating to the Mergers;
•
the likelihood that the Mergers are completed and the anticipated timing of its completion;
•
the ability of our business and ARCC's business to successfully integrate if the Mergers are completed; and
•
the impact to the periods following the completion of the Mergers.

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

Overview

MidCap Financial Investment Corporation (the “Company,” “we,” “us,” or “our”) was incorporated under the Maryland General Corporation Law in February 2004. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Pursuant to this election and assuming we qualify as a RIC, we generally do not have to pay corporate-level federal income taxes on any income we distribute to our stockholders. We commenced operations on April 8, 2004 upon completion of our initial public offering that raised $870 million in net proceeds from selling 62 million shares of common stock at a price of $15.00 per share (20.7 million shares at a price of $45.00 per share adjusted for the one-for-three reverse stock split). Since then, and through September 30, 2026, we have raised approximately $2.68 billion in net proceeds from additional offerings of common stock and we have repurchased common stock for $375.0 million.

Apollo Investment Management, L.P. (the “Investment Adviser” or “AIM”) is our investment adviser and an affiliate of Apollo Global Management, Inc. and its consolidated subsidiaries (“AGM”). The Investment Adviser, subject to the overall supervision of our Board of Directors (the “Board”), manages the day-to-day operations of, and provides investment advisory services to the Company. AGM and other affiliates manage other funds that may have investment mandates that are similar, in whole or in part, with ours. AIM and its affiliates may determine that an investment is appropriate both for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, AIM may determine that we should invest on a side-by-side basis with one or more other funds. We make all such investments subject to compliance with applicable regulations and interpretations, and our allocation procedures. The Company, the Investment Adviser and certain affiliates received an exemptive order from the SEC on May 14, 2025 (the “Order”), that permits us, among other things, to co-invest with other funds and accounts managed by the Investment Adviser or its affiliates, subject to certain conditions. Certain types of negotiated co-investments may be made only in accordance with the Order from the SEC permitting the Company to do so. Pursuant to the requirements of the Order, the Board, including a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Independent Directors, has approved co-investment policies and procedures describing how the Company will comply with the Order. Further, the Investment Adviser has adopted policies and procedures (the “Adviser Allocation Policy”) which are designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations. Pursuant to the Adviser Allocation Policy, the Company will be given the opportunity to participate in any investments that fall within certain criteria established by the Investment Adviser. The Company may determine to participate or not to participate, depending on whether the Investment Adviser determines that the investment is appropriate for the Company (e.g., based on investment strategy). If the Investment Adviser determines that the investment is not appropriate for us, the investment will not be allocated to us.

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

Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment, and the competitive environment for the types of investments we make. As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of September 30, 2026, non-qualifying assets represented approximately 8.0% of the total assets of the Company.

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

Recent Developments

Please see "Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 10. Subsequent Events" for a summary of recent developments.

Portfolio and Investment Activity

Our portfolio and investment activity during the three and nine months ended September 30, 2026 and 2025, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)*	2026	2025	2026	2025
Investments made in portfolio companies	$36.5	$400.4	$186.2	$1,081.0
Investments sold	(5.0)	(37.5)	(108.1)	(96.4)
Net activity before repaid investments	31.6	362.8	78.1	984.6
Investments repaid	(220.3)	(510.9)	(568.7)	(818.3)
Net investment activity	$(188.7)	$(148.0)	$(490.6)	$166.3

Portfolio companies, at beginning of period	229	249	247	233
Number of investments in new portfolio companies	1	9	3	43
Number of exited companies	(9)	(12)	(29)	(30)
Portfolio companies at end of period	221	246	221	246

Number of investments in existing portfolio companies	69	83	117	241

* Totals may not foot due to rounding.

Our portfolio composition and weighted average yields as of September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026	December 31, 2025
Portfolio composition, at fair value:
First lien secured debt	95%	95%
Second lien secured debt	0%	0%
Total secured debt	95%	95%
Unsecured debt	0%	0%
Structured products and other	0%	0%
Preferred equity	2%	1%
Common equity/interests and warrants	3%	4%
Weighted average yields, at amortized cost (1):
First lien secured debt (2)	9.6%	9.7%
Second lien secured debt (2)	0.0%	13.0%
Secured debt portfolio (2)	9.6%	9.7%
Unsecured debt portfolio (2)	0.0%	11.1%
Total debt portfolio (2)	9.6%	9.7%
Total portfolio (3)	7.9%	8.6%
Interest rate type, at fair value (4):
Fixed rate amount	$0.0 billion	$0.0 billion
Floating rate amount	$2.3 billion	$2.9 billion
Fixed rate, as percentage of total	0%	0%
Floating rate, as percentage of total	100%	100%
Interest rate type, at amortized cost (4):
Fixed rate amount	$0.0 billion	$0.0 billion
Floating rate amount	$2.3 billion	$2.9 billion
Fixed rate, as percentage of total	0%	0%
Floating rate, as percentage of total	100%	100%

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

Since the initial public offering of the Company in April 2004 and through September 30, 2026, invested capital totaled $27.0 billion in 851 portfolio companies. Over the same period, the Company completed transactions with more than 100 different financial sponsors.

Critical Accounting Estimates

The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. In addition to the discussion below, our significant accounting policies are further described in the notes to the consolidated financial statements. See “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 2. Significant Accounting Policies” of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2026.

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

As of September 30, 2026, $2.53 billion or 99.4% of the Company’s investments were classified as Level 3. The high proportion of Level 3 investments relative to our total investments is directly related to our investment philosophy and target portfolio, which consists primarily of long-term secured debt, as well as unsecured and mezzanine positions of private middle-market companies. A fundamental difference exists between our investments and those of comparable publicly traded fixed income investments, namely high-yield bonds, and this difference affects the valuation of our private investments relative to comparable publicly traded instruments.

Senior secured loans, or senior loans, are higher in the capital structure than high-yield bonds, and are typically secured by assets of the borrowing company. This improves their recovery prospects in the event of default and affords senior loans a structural advantage over high-yield bonds. Many of the Company’s investments are also privately negotiated and contain covenant protections that limit the issuer's ability to take actions that could harm us as a creditor. High-yield bonds typically do not contain such covenants.

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. During the nine months ended September 30, 2026, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

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

Results of Operations

Operating results for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)*	2026	2025	2026	2025
Investment Income
Interest income	$58.4	$77.7	$188.5	$228.0
Dividend income	0.2	0.2	0.7	0.6
PIK interest income	2.9	4.2	11.2	12.9
Other income	0.5	0.5	1.6	1.0
Total investment income	$62.0	$82.6	$202.0	$242.5
Expenses
Management and performance-based incentive fees, net of amounts waived	$4.9	$11.9	$15.6	$34.3
Interest and other debt expenses, net of reimbursements	26.0	32.8	81.6	94.7
Administrative services expense, net of reimbursements	1.3	1.0	3.7	3.1
Other general and administrative expenses	2.2	1.6	6.5	4.5
Net Expenses	$34.4	$47.3	$107.4	$136.5
Net Investment Income	$27.6	$35.3	$94.6	$106.0
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses)	$(29.1)	$(19.2)	$(42.0)	$(33.3)
Net change in unrealized gains (losses)	(14.9)	11.3	(113.4)	3.2
Net Realized and Change in Unrealized Gains (Losses)	$(44.0)	$(7.9)	$(155.4)	$(30.1)
Net Increase in Net Assets Resulting from Operations	$(16.4)	$27.5	$(60.8)	$75.9

Net Investment Income on Per Average Share Basis (1)	$0.34	$0.38	$1.11	$1.13
Earnings per share — basic (1)	$(0.20)	$0.29	$(0.71)	$0.81

* Totals may not foot due to rounding.

(1) Based on the weighted average number of shares outstanding for the period presented.

Total Investment Income

For the three months ended September 30, 2026 as compared to the three months ended September 30, 2025

The decrease in total investment income for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was primarily driven by a $20.6 million decrease in interest income (including PIK). The decrease in interest income was due to a smaller average income-generating debt portfolio, which declined from $3.02 billion to $2.47 billion at amortized cost, and a lower weighted average yield on the debt portfolio, which declined from 10.3% to 9.5%. PIK Income, which is included in interest income, decreased by $1.3 million, primarily due to the smaller average income-generating debt portfolio. In addition, investments on non-accrual status increased from 4.4% to 7.9% of the total debt portfolio at amortized cost, which was attributable to a limited number of positions experiencing acute distress.

For the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025

The decrease in total investment income for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily driven by a $41.2 million decrease in interest income (including PIK). The decrease in interest income was due to a smaller average income-generating debt portfolio, which declined from $2.87 billion to $2.65 billion at amortized cost, and a lower weighted average yield on the debt portfolio, which declined from 10.5% to 9.7%. PIK income, which is included in interest income, decreased by $1.7 million, primarily due to the smaller average income generating debt portfolio. In addition, investments on non-accrual status increased from 4.4% to 7.9% of the total debt portfolio at amortized cost, which was attributable to a limited number of positions experiencing acute distress.

Net Expenses

For the three months ended September 30, 2026 as compared to the three months ended September 30, 2025

Net expenses decreased by $12.9 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. Interest and other debt expenses decreased by $6.8 million, driven by a lower average debt outstanding ($1.68 billion compared to $1.95 billion) and a lower weighted average annualized interest cost (5.84% compared to 6.37%). Performance-based incentive fees decreased by $5.8 million, as no fee was accrued in the current quarter because the Company did not meet its total return threshold. Management fees decreased by $1.2 million due to lower beginning net assets. These decreases were partially offset by a $0.9 million increase in administrative services and other general and administrative expenses.

For the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025

Net expenses decreased by $29.1 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. Performance-based incentive fees decreased by $16.1 million, as no fee was accrued in the current period because the Company did not meet its total return threshold. Interest and other debt expenses decreased by $13.1 million, driven by a lower average debt outstanding ($1.79 billion compared to $1.89 billion) and a lower weighted average annualized interest cost (5.70% compared to 6.40%). Management fees decreased by $2.6 million due to lower beginning net assets. These decreases were partially offset by a $2.6 million increase in administrative services and other general and administrative expenses.

Net Realized Gains (Losses)

For the three months ended September 30, 2026 as compared to the three months ended September 30, 2025

During the three months ended September 30, 2026, we recognized gross realized gains of $0.1 million and gross realized losses of $28.9 million, resulting in net realized losses of $28.8 million. Net realized losses for the three months ended September 30, 2026 were primarily driven by the restructurings of Kauffman, Banner Solutions, and Securus Technologies Holdings, Inc. The Company also had a $0.3 million realized loss on the settlement of foreign currency forward contracts, resulting in total net realized losses of $29.1 million. Significant realized gains (losses) for the three months ended September 30, 2026 are summarized below:

(in millions)	Net Realized Gain (Loss)
Kauffman	$(11.3)
Banner Solutions	(9.3)
Securus Technologies Holdings, Inc.	(7.5)

During the three months ended September 30, 2025, we recognized gross realized gains of $2.6 million and gross realized losses of $21.8 million, resulting in net realized losses of $19.2 million. Net realized losses for the three months ended September 30, 2025 were primarily driven by the write off of Ambrosia Buyer Corp. and the restructure of New Era Technology, Inc. Significant realized gains (losses) for the three months ended September 30, 2025 are summarized below:

(in millions)	Net Realized Gain (Loss)
Truck-Lite Co., LLC	$1.3
Ambrosia Buyer Corp.	(12.5)
New Era Technology, Inc.	(8.8)

For the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025

During the nine months ended September 30, 2026, we recognized gross realized gains on investments of $1.2 million and gross realized losses on investments of $39.8 million, resulting in net realized losses on investments of $38.6 million. Net realized losses for the nine months ended September 30, 2026 were primarily driven by the restructurings of Kauffman, Banner Solutions, Securus Technologies Holdings, Inc. and the write off of Renovo. The Company also had a realized gain of $1.0 million on the settlement of foreign currency forward contracts during the period. This was offset by a $4.3 million realized loss on foreign currency transactions driven by the principal repayment of the CAD, EUR, and GBP borrowings under the Senior Secured Facility, resulting in total net realized losses of $42.0 million.

Significant realized gains (losses) for the nine months ended September 30, 2026 are summarized below:

(in millions)	Net Realized Gain (Loss)
Kauffman	$(11.3)
Banner Solutions	(9.3)
Renovo	(9.0)
Securus Technologies Holdings, Inc.	(7.5)

During the nine months ended September 30, 2025, we recognized gross realized gains of $7.0 million and gross realized losses of $40.4 million, resulting in net realized losses of $33.3 million. Net realized losses for the nine months ended September 30, 2025 were primarily driven by the restructure of Renovo, Mitel Networks and New Era Technology and partial write off of Ambrosia Buyer Corp. The loss was partially offset by the exit of Orgain, Inc. and the partial exit of Heubach and Truck-Lite Co, LLC. Significant realized gains (losses) for the nine months ended September 30, 2025 are summarized below:

(in millions)	Net Realized Gain (Loss)
Truck-Lite Co., LLC	$1.3
Orgain, Inc.	1.2
Heubach	1.0
Ambrosia Buyer Corp.	(15.2)
Renovo	(9.8)
New Era Technology, Inc.	(8.8)
Mitel Networks	(3.2)

Net Change in Unrealized Gains (Losses)

For the three months ended September 30, 2026 as compared to the three months ended September 30, 2025

During the three months ended September 30, 2026, we recognized gross unrealized gains on investments of $42.5 million and gross unrealized losses on investments of $57.9 million, including the impact of transferring unrealized to realized gains (losses), resulting in a net change in unrealized losses on investments of $15.4 million. The net change in unrealized losses was primarily driven by credit-related weakness concentrated in a limited number of positions. This was partially offset by the reversal of previously recognized unrealized losses on Kauffman, Banner Solutions, and Securus Technologies Holdings, Inc. upon restructuring and an increase in the fair value of Merx Aviation Finance, LLC. The Company also had a $0.5 million unrealized gain on open foreign currency forward contracts, resulting in a total net change in unrealized losses of $14.9 million.

Significant unrealized gains (losses) for the three months ended September 30, 2026 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
Kauffman	$11.3
Banner Solutions	9.8
Securus Technologies Holdings, Inc.	7.7
Merx Aviation Finance, LLC	1.9
ChyronHego Corporation	(15.6)
Lending Point	(5.9)
US Auto	(5.1)
Thomas Scientific	(4.2)
Tasty Chick’n	(3.9)
Amplity	(2.3)
MYCOM	(2.3)
New Era Technology, Inc.	(2.0)
Congruex	(2.0)
Munson	(1.7)
Midwest Vision	(1.5)
Allstar Holdings	(1.1)

During the three months ended September 30, 2025, we recognized gross unrealized gains of $44.7 million and gross unrealized losses of $33.4 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized gains in investments of $11.3 million. Net change in unrealized gains (losses) for the three months ended September 30, 2025 were primarily driven by the increased fair market value of New Era Technology following restructures, the write off of Ambrosia Buyer Corp., as well as increase in Merx given settlement on Russian insurance claims and certain recoveries. The net change in unrealized gains was offset by the underperformance of Lending Point, Kauffman, Allstar Holdings, Naviga, Munson and Simeio. Significant changes in unrealized gains (losses) for the three months ended September 30, 2025 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
Merx Aviation Finance, LLC	$16.6
Ambrosia Buyer Corp.	12.5
New Era Technology, Inc.	7.8
Lending Point	(7.9)
Kauffman	(6.0)
Allstar Holdings	(2.0)
Naviga	(1.7)
Munson	(1.7)
Simeio	(1.5)
ChyronHego Corporation	(1.2)
Solarplicity Group Limited (f/k/a AMP Solar UK)	(1.1)

For the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025

During the nine months ended September 30, 2026, we recognized gross unrealized gains on investments of $39.8 million and gross unrealized losses on investments of $157.8 million, including the impact of transferring unrealized to realized gains (losses), resulting in a net change in unrealized losses on investments of $118.0 million. The net change in unrealized losses was primarily driven by market-wide spread widening, concentrated in software and technology, during the first half of the year, and credit-related weakness concentrated in a limited number of positions. This was partially offset by the reversal of previously recognized unrealized losses on Renovo, Kauffman, Banner Solutions, and Securus Technologies Holdings, Inc. upon realization. The Company also had a $1.3 million unrealized gain on open foreign currency forward contracts and a $3.3 million unrealized gain on foreign currency translation, resulting in a total net change in unrealized losses of $113.4 million.

Significant changes in unrealized gains (losses) for the nine months ended September 30, 2026 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
Renovo	$9.0
Securus Technologies Holdings, Inc.	7.7
Kauffman	6.8
Banner Solutions	5.0
Merx Aviation Finance, LLC	2.2
Carestream Health	1.0
ChyronHego Corporation	(43.3)
Midwest Vision	(12.6)
Lending Point	(9.2)
New Era Technology, Inc.	(9.2)
Thomas Scientific	(7.2)
US Auto	(7.2)
American Restoration	(5.5)
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I LLC)	(4.9)
Tasty Chick’n	(4.8)
Congruex	(4.5)
Heniff and Superior	(3.8)
MYCOM	(3.8)
Bird Rides	(2.6)
Munson	(2.1)
Distinct	(1.9)
Cato Research	(1.7)
Digital.ai	(1.4)
PARS Group LLC	(1.4)
Simeio	(1.4)
Allstar Holdings	(1.3)
Excelligence	(1.3)
LashCo	(1.2)
Amplity	(1.2)
Hero Digital	(1.1)
GoHealth	(1.0)

During the nine months ended September 30, 2025, we recognized gross unrealized gains of $66.8 million and gross unrealized losses of $63.6 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized gains of $3.2 million. Net change in unrealized gains for the nine months ended September 30, 2025 was primarily driven by the increased fair market value of Renovo and Mitel Networks following restructures, the write off of Ambrosia Buyer Corp., as well as the increase in Merx given settlement on Russian insurance claims and certain recoveries. The net change in unrealized gains was offset by the underperformance of a handful of portfolio companies including Lending Point, Kauffman, ChyronHego Corporation, Securus Technologies Holdings Inc. and Tasty Chick'n. Significant changes in unrealized gains (losses) for the nine months ended September 30, 2025 are summarized below:

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

We believe that our current cash and cash equivalents on hand, our short-term investments, proceeds from the sale of our 2028 Notes, Bethesda CLO 1, and Bethesda CLO 2, together with our available borrowing capacity under our Senior Secured Facility and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months.

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

Debt

See Note 6 to the consolidated financial statements for information on the Company’s debt.

The following table shows the contractual maturities of our debt obligations as of September 30, 2026:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Senior Secured Facility (1)	$648.0	$—	$—	$648.0	$—
2028 Notes	80.0	—	80.0	—	—
MFIC Bethesda CLO 1 LLC (Class A-1, Class A-2, Class B and Class C)	456.0	—	—	—	456.0
MFIC Bethesda CLO 2 LLC (Class A-1, Class A-2, Class B and Class C)	399.0	—	—	—	399.0
Total Debt Obligations	$1,583.0	$—	$80.0	$648.0	$855.0

(1)
As of September 30, 2026, aggregate lender commitments under the Senior Secured Facility totaled $1.61 billion and $0.96 billion of unused capacity. As of September 30, 2026, the Company had $— million of letters of credit issued under the Senior Secured Facility as shown as part of total commitments in Note 8 to the consolidated financial statements.

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

Distributions

Distributions paid to stockholders during the three and nine months ended September 30, 2026 totaled $25.5 million ($0.31 per share) and $79.2 million ($0.93 per share), respectively. Distributions paid to stockholders during the three and nine months ended September 30, 2025 totaled $35.5 million ($0.38 per share) and $106.5 million ($1.14 per share), respectively. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. Although the tax character of distributions paid to stockholders through September 30, 2026 may include return of capital, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ended December 31, 2026. Tax characteristics of all distributions will be reported to stockholders on Form 1099 after the end of the calendar year. Our quarterly distributions, if any, will be determined by our Board.

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

PIK Income

For the three and nine months ended September 30, 2026, PIK income totaled $2.9 million and $11.2 million on total investment income of $62.0 million and $202.0 million, respectively. For the three and nine months ended September 30, 2025, PIK income totaled $4.2 million and $12.9 million on total investment income of $82.6 million and $242.5 million, respectively. In order to maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders annually in the form of distributions, even though the Company has not yet collected the cash. See Note 5 to the consolidated financial statements for more information on the Company’s PIK income.

Related Party Transactions

See Note 3 to the consolidated financial statements for information on the Company’s related party transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio.

Investment Valuation Risk

Because there is not a readily available market value for most of the investments in our portfolio, we value all of our portfolio investments at fair value as determined by our Investment Adviser, subject to the oversight of the Board. With respect to investments for which market quotations are not readily available, the Investment Adviser typically utilizes independent third party valuation firms to assist us in determining fair value of such investments in good faith, based on procedures adopted by and subject to the oversight of the Board. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” and “—Fair Value Measurements” as well as Notes 2 and 5 to our consolidated financial statements for the three and nine months ended September 30, 2026 for more information relating to our investment valuation.

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

As of September 30, 2026, the majority of our debt portfolio investments bore interest at variable rates, which generally are SOFR-based (or based on an equivalent applicable currency rate) and typically have durations of one to six months after which they reset to current market interest rates, and many of which are subject to certain floors. Further, our Senior Secured Facility, the Notes under the Bethesda CLO 1 and the Notes under MFIC Bethesda CLO 2 LLC bear interest at SOFR rates with no interest rate floors, while our 2028 Notes bear interest at a fixed rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of September 30, 2026, assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income(1)	Net Investment Income Per Share
Up 150 basis points	$10.1 million	$0.122
Up 100 basis points	6.7 million	0.081
Up 50 basis points	3.3 million	0.040
Down 50 basis points	(3.3) million	(0.040)
Down 100 basis points	(6.6) million	(0.081)
Down 150 basis points	(9.9) million	(0.121)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2026 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Control Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us. From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. While we do not expect that the resolution of these matters if they arise would materially affect our business, financial condition or results of operations, resolution will be subject to various uncertainties and could result in the expenditure of significant financial and managerial resources.

Item 1A. Risk Factors

In addition to the other information set forth in this report and as provided below, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, which could materially affect our business, financial condition and/or operating results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

The consummation of the Mergers is subject to the satisfaction or waiver of certain conditions, including conditions that are not under our control. If the Mergers do not close, we will not benefit from the expenses incurred in their pursuit.

While we expect to complete the Mergers in the first half of 2027, there can be no assurances as to the exact timing, or that the Mergers will be completed at all. The completion of the Mergers is subject to certain conditions, including approval by our stockholders holding a majority of the outstanding shares of MFIC Common Stock. Please see "Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 10. Subsequent Events" for more information on the Mergers. We intend to complete the Mergers as soon as possible but we cannot assure stockholders that the conditions required to complete the Mergers will be satisfied or waived on the anticipated schedule, or at all.

If the Mergers are not completed, we will have incurred substantial expenses for which no ultimate benefit will have been received. We have incurred out-of-pocket expenses in connection with the Mergers, including legal and accounting fees and other related charges. Many of such charges will be incurred even if the Mergers are not completed. In certain circumstances, we will be required to pay a termination fee to ARCC in connection with the termination of the Merger Agreement. If the Mergers do not close, we will not benefit from the substantial expenses incurred in their pursuit.

The combined company may be unable to realize the benefits anticipated from the Mergers, or it may take longer than anticipated to achieve such benefits.

The realization of certain benefits anticipated as a result of the Mergers will depend in part on the integration of our investment portfolio with ARCC’s investment portfolio and the integration of our business with ARCC’s business. There can be no assurance that our investment portfolio or business can be operated profitably or integrated successfully into ARCC’s investment portfolio or business in a timely fashion or at all. The dedication of management resources to such integration may detract attention from the management of the day-to-day business and there can be no assurance that there will not be substantial costs associated with the transition process or there will not be other material adverse effects as a result of these integration efforts. Such effects, including but not limited to, incurring unexpected costs or delays in connection with such integration and failure of our investment portfolio to perform as expected, could have a material adverse effect on the financial results of the combined company.

Our stockholders will experience a reduction in percentage ownership and voting power in the combined company as a result of the Mergers, and the value of the Merger Consideration will not be adjusted for certain changes in our net asset value.

If the Mergers are completed, ARCC will issue shares of ARCC Common Stock to our stockholders as part of the Merger Consideration, in addition to certain cash consideration expected to be funded by ARCC’s external investment adviser or an affiliate thereof. As a result, our existing stockholders will hold a substantially smaller percentage ownership interest and effective voting power in the combined company than they currently hold in us. Consequently, our existing stockholders should expect to exercise less influence over the management and policies of the combined company following the completion of the Mergers than they currently exercise over our management and policies.

Because the number of shares of ARCC Common Stock to be issued as part of the Merger Consideration depends on the Exchange Ratio, the extent of this dilution will not be known until shortly before the Effective Time. The Exchange Ratio depends on several variables that are not fixed and cannot be known at this time, including ARCC NAV, the ARCC Price, the relationship between the ARCC Price and ARCC NAV, and the Post-Signing Special Distribution Amount. The Exchange Ratio will not be increased, however, for reductions in our liabilities or increases in the fair value of the investments in our portfolio. ARCC estimates that following completion of the Mergers, existing ARCC stockholders are expected to own approximately 95% and our existing stockholders are expected to own approximately 5% of the combined company, but the level of dilution could be greater than currently anticipated.

There may be conflicts of interest in the Company's valuation process.

The Investment Adviser and its affiliates may have economic interests that are affected by the valuations they produce, including interests arising from management fees calculated on the basis of NAV, performance-based compensation and other fee arrangements, which are based upon valuations that take into account income or gains that have been accrued but not received in cash, including but not limited market discounts, debt instruments with payment in kind (“PIK”) interest, preferred stock with PIK dividends and zero coupon securities, in addition to amounts related to unrealized capital appreciation. In the event that a borrower defaults or an investment otherwise decreases in value, such unrealized amounts may never become realized. The Investment Adviser is not obligated to reimburse the Company for any part of fees received that were based on unrealized gains that never materialized, which could result in higher fees than if such fees were based solely on realized gains. These interests may create an incentive for the Investment Adviser to produce valuation information that differs from what an independent third party might determine. The Investment Adviser has implemented internal valuation governance procedures, including oversight by a valuation committee, intended to mitigate these conflicts; however, there can be no assurance that such procedures will eliminate conflicts.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The Company adopted the following plans, approved by the Board, for the purpose of repurchasing its common stock in accordance with applicable rules specified in the Securities Exchange Act of 1934 (the “Repurchase Plans”):

Date of Agreement/Amendment	Maximum Cost of Shares That May Be Repurchased	Cost of Shares Repurchased	Remaining Cost of Shares That May Be Repurchased
August 5, 2015	$50.0 million	$50.0 million	$	— million
December 14, 2015	50.0 million	50.0 million		— million
September 14, 2016	50.0 million	50.0 million		— million
October 30, 2018	50.0 million	50.0 million		— million
February 6, 2019	50.0 million	50.0 million		— million
February 3, 2022	25.0 million	25.0 million		— million
February 25, 2026	100.0 million	100.0 million		— million
Total as of September 30, 2026	$375.0 million	$375.0 million	$	— million

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

The Company did not repurchase any shares during the three month period ended September 30, 2026.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended September 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

(a)
Exhibits

3.1	Articles of Amendment and Restatement (1)
3.2	Sixth Amended and Restated Bylaws (2)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

_________________________

* Filed herewith.

(1)
Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on August 12, 2022.
(2)
Incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K, filed on August 12, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 4, 2026.

MIDCAP FINANCIAL INVESTMENT CORPORATION

By:	/s/ TANNER POWELL
Tanner Powell
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ KENNETH SEIFERT
Kenneth Seifert
Chief Financial Officer and Treasurer
(Principal Financial Officer)

By:	/s/ JOSEPH DURKIN
Joseph Durkin
Chief Accounting Officer
(Principal Accounting Officer)